Form 10-Q
period 1994-04-30
COLLINS & AIKMAN HOLDINGS CORP/DE
filed 1994-06-14
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the thirteen weeks ended April 30, 1994

                 Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                For the transition period from         to

                         Commission File Number 1-10218




                      COLLINS & AIKMAN HOLDINGS CORPORATION




A Delaware Corporation                              (IRS Employer Identification
                                                                 No. 13-3489233)



                    8320 University Executive Park, Suite 102
                        Charlotte, North Carolina  28262
                            Telephone (704) 548-2350





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X  No   .

As of June 13, 1994, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 35,035,000 shares.


                        PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.



             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                 (in thousands)


                                                                                Thirteen Weeks Ended
                                                                              April 30,              May 1,
                                                                                1994                  1993

Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  390,446           $  339,043


Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .       289,492              260,095
Selling, general and administrative expenses  . . . . . . . . . . . . . .        55,392               52,796
                                                                                344,884              312,891

Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,562               26,152

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . .        29,061               27,225
Dividends on preferred stock of subsidiary  . . . . . . . . . . . . . . .         1,129                1,129

Income (loss) from continuing operations before
    income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,372               (2,202)
Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,618                3,271

Income (loss) from continuing operations  . . . . . . . . . . . . . . . .        12,754               (5,473)
Discontinued operations:
    Loss from operations, net of income tax expense
        of $570 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -                   (1,359)
    Loss on disposal, net of income tax expense of $0                             -                   (2,237)

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   12,754           $   (9,069)


 See accompanying notes.
                                       I-1

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                           (Unaudited)
                                                                            April 30,           January 29,
                                                                              1994                  1994
                                  ASSETS
Current Assets:
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $  139,282           $   81,373
    Accounts and notes receivable, net  . . . . . . . . . . . . . . . . .     212,708              200,368
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     189,709              176,062
    Receivable from sale of business  . . . . . . . . . . . . . . . . . .        -                  70,000
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,832               48,397

        Total current assets  . . . . . . . . . . . . . . . . . . . . . .     586,531              576,200

Property, plant and equipment, at cost less
    accumulated depreciation and amortization of
    $251,203 and $240,514 . . . . . . . . . . . . . . . . . . . . . . . .     294,684              292,600
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      52,833               50,025

                                                                           $  934,048           $  918,825
                  LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
    Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    3,043           $    3,789
    Current maturities of long-term debt  . . . . . . . . . . . . . . . .     163,715               25,895
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .      78,188               85,591
    Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .     159,778              142,351
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,097                2,671

        Total current liabilities . . . . . . . . . . . . . . . . . . . .     408,821              260,297

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     758,528              897,659
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .         640                  640
Other, including postretirement benefit obligation  . . . . . . . . . . .     334,440              339,768
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . . .

Redeemable preferred stock of subsidiary (aggregate
    preference in liquidation $129) . . . . . . . . . . . . . . . . . . .         132                  132

Preferred stock of subsidiary (aggregate preference
    in liquidation $45,145) . . . . . . . . . . . . . . . . . . . . . . .         181                  181

Redeemable preferred stock (aggregate preference in
    liquidation $162,861) . . . . . . . . . . . . . . . . . . . . . . . .     129,454              122,368

Common stock (35,035 shares issued and outstanding) . . . . . . . . . . .         350                  350
Other paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .     160,285              160,249
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .    (843,669)            (849,337)
Foreign currency translation adjustments  . . . . . . . . . . . . . . . .      (7,367)              (5,735)
Pension equity adjustment . . . . . . . . . . . . . . . . . . . . . . . .      (7,747)              (7,747)

        Total common stockholder's deficit  . . . . . . . . . . . . . . .    (698,148)            (702,220)

                                                                           $  934,048           $  918,825

  See accompanying notes.

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                            Thirteen Weeks Ended
                                                                          April 30,               May 1,
                                                                            1994                   1993


OPERATING ACTIVITIES
Income (loss) continuing operations . . . . . . . . . . . . . . . . . .  $   12,754            $   (5,473)
Adjustments to derive cash flow from continuing
    operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .      13,461                15,807
        Increase in accounts and notes receivable . . . . . . . . . . .     (12,340)              (24,747)
        Decrease (increase) in inventories  . . . . . . . . . . . . . .     (13,647)                  689
        Increase (decrease) in accounts payable . . . . . . . . . . . .      (7,403)                  626
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .      23,794                12,438

            Net cash provided by (used in) continuing
                operating activities  . . . . . . . . . . . . . . . . .      16,619                  (660)

Loss from discontinued operations . . . . . . . . . . . . . . . . . . .        -                   (3,596)
Adjustments to derive cash flow from discontinued
    operating activities:
        Depreciation and amortization . . . . . . . . . . . . . . . . .        -                    5,249
        Net change in receivables, inventory and
            accounts payable  . . . . . . . . . . . . . . . . . . . . .        -                  (14,854)
        Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . .      (8,540)              (24,569)

            Net cash used in discontinued operating
                activities  . . . . . . . . . . . . . . . . . . . . . .      (8,540)              (37,770)

INVESTING ACTIVITIES
Additions to property, plant and equipment  . . . . . . . . . . . . . .     (15,286)               (7,267)
Sales of property, plant and equipment  . . . . . . . . . . . . . . . .       4,519                   815
Proceeds from businesses sold . . . . . . . . . . . . . . . . . . . . .      67,212                49,243
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,769                (2,659)

            Net cash provided by investing activities . . . . . . . . .      60,214                40,132

FINANCING ACTIVITIES
Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . . .       1,037                36,689
Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . .     (10,335)              (23,800)
Net reduction of short-term borrowings  . . . . . . . . . . . . . . . .        (821)               (6,300)
Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (265)               (6,990)

            Net cash used in financing activities . . . . . . . . . . .     (10,384)                 (401)


Increase in cash and cash equivalents . . . . . . . . . . . . . . . . .      57,909                 1,301
Cash and cash equivalents at beginning of period  . . . . . . . . . . .      81,373                83,688

Cash and cash equivalents at end of period  . . . . . . . . . . . . . .  $  139,282            $   84,989

  See accompanying notes.

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT
                                   (Unaudited)


A.     Organization and Acquisition:

       Collins & Aikman Holdings Corporation ("Holdings" or the "Company") (formerly WCI Holdings Corporation) is a Delaware corporation and a wholly owned subsidiary of Collins & Aikman Holdings II Corporation ("Holdings II") (formerly WCI Holdings II Corporation), a corporation jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") (both of which are Delaware limited partnerships) and their respective affiliates. The Company was formed on September 21, 1988 to acquire all the outstanding common stock of Collins & Aikman Group, Inc. ("Group") (formerly Wickes Companies, Inc.). On April 13, 1989, Group became a wholly owned subsidiary of the Company.

B.     Basis of Presentation:

       The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform to the current presentation of continuing operations.

C.     Discontinued Operations:

       As of the end of fiscal 1992, Group reclassified its Builders Emporium home improvement retail chain and the Engineering Group as discontinued operations. In March 1993, the Engineering Group was sold for approximately $51 million. Builders Emporium's inventory was sold during the third and fourth quarters of fiscal 1993 and substantially all accounts receivable and accounts payable balances were settled as of January 29, 1994. Remaining assets and liabilities of Builders Emporium relate primarily to real estate and workers compensation self-insurance liabilities, which continue to be liquidated.

       The Company's Kayser-Roth Corporation subsidiary ("Kayser-Roth") was reclassified as a discontinued operation at the end of the fiscal quarter ended October 30, 1993 and was sold on January 28, 1994 for a total price of $170 million (subject to post-closing purchase price adjustment). A portion of the proceeds was used to repay $66 million of borrowings under a Kayser-Roth credit facility. In connection with the sale, Group received a 90-day $70 million senior unsecured bridge note from the purchaser, which was paid with accrued interest on April 27, 1994. Kayser-Roth has been reclassified as a discontinued operation for the quarter ended May 1, 1993.

       At the end of the second fiscal quarter ended July 31, 1993, Group decided to retain the Dura Convertible division of Wickes Manufacturing Company and accordingly Dura has been reclassified as a continuing operation for the quarter ended May 1, 1993.

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


       Interest expense has been allocated to discontinued operations based on the ratio of net book value (including reserves for loss on disposal) of
discontinued   operations to Group's consolidated invested capital.  Interest allocated to discontinued operations was $5.0 million for the quarter ended May 1, 1993. No interest was allocated to discontinued operations in the quarter ended April 30, 1994.

       The Company incurred fees during the first quarter of 1994 to Blackstone Partners of $100,000 for advisory services in connection with the sale of Builders Emporium's inventory, real estate and other assets. In addition, during the first quarter of 1994, the Company incurred expenses of $2.5 million for services performed by Blackstone Partners and WP Partners in connection with a comprehensive review of the Company's liabilities associated with discontinued operations, including surplus real estate, postretirement and workers compensation liabilities.

       The majority of Builders Emporium's leased properties have been assigned to third parties. In addition, Group has assigned leases in connection with the divestiture of Kayser-Roth, the Engineering Group, Wickes Manufacturing Company and other divested businesses. Although Group has obtained releases from the lessors of certain properties, Group remains contingently liable under most of the leases. Group's future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or future results of operations.

D.   Inventories:

     Inventory balances are summarized as follows (in thousands):
                                                                           April 30,           January 29,
                                                                               1994                1994

     Raw materials  . . . . . . . . . . . . . . . . . . . . . . . .        $  73,592            $   70,762
     Work in process  . . . . . . . . . . . . . . . . . . . . . . .           27,038                24,739
     Finished goods . . . . . . . . . . . . . . . . . . . . . . . .           89,079                80,561

                                                                           $ 189,709            $  176,062

E.   Interest Expense, Net:

     Interest expense for the quarters ended April 30, 1994 and May 1, 1993 is net of interest income of $2.4 million and $1.0 million, respectively.


F.   Long-Term Debt:

     At April 30, 1994, Blackstone Partners and WP Partners were holders of approximately $92.4 million and $96.9 million, respectively, of the Company's Subordinated PIK Bridge Notes. The remaining balance of the Subordinated PIK Bridge Notes aggregated approximately $9.4 million at April 30, 1994. The Subordinated PIK Bridge Notes mature December 2, 1996, unless extended by the holders. The Company anticipates that, at least if certain debt of Group continues to be outstanding or

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                                   (Unaudited)


is refinanced with similarly restrictive debt, the Company will not have sufficient cash to pay the Subordinated PIK Bridge Notes in cash at maturity in 1996 and, unless such maturity is extended by the holders, the Company will issue replacement notes as permitted by the terms of the Subordinated PIK Bridge Notes. If issued, each replacement note will mature December 8, 1998, with sinking fund payments equal to one-third of the outstanding principal amount due December 1996 and 1997. The Company's ability to satisfy the sinking fund payments and the final payment at maturity of the replacement notes, if issued, will depend on the availability of cash at the Company. The Company anticipates that, at least if certain debt of Group continues to be outstanding or is refinanced with similarly restrictive debt, the Company will not have sufficient cash to satisfy the sinking fund payments or the final payment at maturity of the replacement notes, if issued, unless the sinking fund and final maturity dates are extended by the holders.

     In April 1994, WP Partners and Blackstone Partners agreed, at the option of the Company exercisable prior to September 15, 1994, to exchange the Subordinated PIK Bridge Notes held by them for shares of the Company's common stock, par value $.01 per share (the "Common Stock"), subject to certain conditions including an initial public equity offering by the Company.

     During the first quarter of 1994, the Company incurred expenses of $2.75 million for services performed by WP Partners and $3.25 million for services performed by Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as certain other advisory services. These fees are included in "selling, general and administrative expenses".

     For additional information, including information regarding the proposed initial public common stock offering and recapitalization of the Company, see "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.


G.   Commitments and Contingencies:

     See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.

     See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note C to Condensed Consolidated Financial Report elsewhere herein.

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PROPOSED RECAPITALIZATION

       As part of a proposed recapitalization (the "Recapitalization"), the Company filed a registration statement on Form S-2 covering the sale in a public offering of 25 million shares of Common Stock. Of the 25 million shares of Common Stock offered, 20 million shares are being sold by the Company and 5 million shares are being sold by Blackstone Partners and WP Partners (the "Selling Stockholders"). The Company will not receive any of the proceeds from the sale of the shares being sold by the Selling Stockholders. The Selling Stockholders have also granted the underwriters in the public offering an option for 30 days to purchase up to an additional 3,750,000 shares of Common Stock.

       The Recapitalization, if it occurs, would result in the defeasance and redemption, or repayment, of all outstanding indebtedness and preferred stock of the Company and its subsidiaries other than $22.6 million of mortgage and other debt which would remain outstanding. Of the approximately $202.9 million of Subordinated PIK Bridge Notes to be redeemed, approximately $9.7 million would be redeemed for cash and approximately $193.2 million would be exchanged for Common Stock. The sources of capital for the Recapitalization are proceeds of the public offering, available cash and amounts to be available under certain proposed new credit facilities (the "New Credit Facilities").

       The New Credit Facilities will consist of (i) a Closing Date Term Loan Facility in an aggregate principal amount of $450 million with a term of eight years (including a $45 million Canadian borrowing), (ii) a Delayed Draw Term Loan Facility in an aggregate principal amount of $25 million with a term of eight years (which may be drawn in full or in part on or prior to the first anniversary of the closing date), (iii) a Revolving Facility in an aggregate principal amount of up to $150 million with a term of seven years and (iv) a Receivables Facility in an aggregate principal amount of $150 million with a term of seven years. These facilities will include various restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities.

       Given the current state of the capital markets, the Company believes that it is in its best interests to restructure the Company's debt and capitalization by increasing its equity capital and decreasing its interest expense.

       In connection with the Recapitalization, Holdings II, currently the sole common stockholder of the Company, will be merged into the Company and the Company will change its name to Collins & Aikman Corporation. Concurrently, Group will be merged into its wholly-owned subsidiary, Collins & Aikman Corporation ("C&A Co."), which will change its name to Collins & Aikman Products Co.

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


GENERAL

       After the acquisition of Group in 1988, the Company implemented a restructuring plan designed to focus on certain businesses and to eliminate unnecessary corporate overhead. The Company accordingly divested 27 business units which in 1988 contributed 73% of net sales. The aggregate proceeds from these divestitures were $1,643 million, and enabled the Company to reduce total indebtedness from $2,483 million at December 8, 1988 to $925.3 million at April 30, 1994. In addition, the Company reduced and consolidated corporate staffs. Throughout this period, the Company made substantial investments to enhance the competitive position of its three continuing business segments and to strengthen its position as a low-cost producer.

       All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

RESULTS OF OPERATIONS

       The Company's continuing business segments consist of Automotive Products, which supplies interior trim products to the North American automotive industry; Interior Furnishings, which manufactures residential upholstery in the United States; and Wallcoverings, which produces residential wallcoverings in the United States. The Company's net sales in the first quarter of fiscal 1994 were $390.4 million, with approximately $223.0 million (57.1%) in Automotive Products, $107.1 million (27.4%) in Interior Furnishings, and $60.3 million (15.5%) in Wallcoverings.

       The industries in which the Company competes are cyclical. Automotive Products is influenced by the level of North American vehicle production. Interior Furnishings is primarily influenced by the level of residential, institutional and commercial construction and renovation. Wallcoverings is also influenced by levels of construction and renovation and by trends in home remodeling.

FIRST QUARTER OF 1994 COMPARED TO FIRST QUARTER OF 1993

Net Sales and Operating Income

       Net sales increased 15.2% to $390.4 million in the first quarter of 1994 from $339.0 million in the corresponding period of 1993. The overall increase in net sales reflected improvement in Automotive Products and Interior Furnishings offset by a decrease in net sales at Wallcoverings.

       Automotive Products' net sales increased 27.6% in the first quarter of 1994 to $223.0 million as compared to $174.7 million in the first quarter of 1993. The increase in net sales is due to a 12% increase in North American auto build as compared to the first quarter of 1993 and to new fabric placements obtained in the third quarter of 1993 as well as increased production of several of the car lines served by the Company, including the Ford Mustang and the General Motors Cadillac,

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

which exceeded the overall increase in the North American auto build. Operating income of the Automotive Products segment increased 114% to $35.4 million as compared to $16.5 million in the first quarter of 1993.

       Interior Furnishings' net sales increased 4.0% in the first quarter of 1994 to $107.1 million as compared to $103.0 million in the first quarter of 1993 as a result of increases at the segment's Decorative Fabrics and Floorcoverings groups. Net sales of the Decorative Fabrics group increased by 2.7%, in the first quarter of 1994 to $84.2 million as compared to $82.0 million in the first quarter of 1993 due to an improvement in product mix on a stable unit volume. The Floorcoverings group's net sales increased 9.1% to $22.9 million as a result of increased installations. Operating income of the Interior Furnishings segment increased 38.9% to $13.7 million as compared to $9.8 million in the first quarter of 1993.

       Wallcoverings' net sales decreased 1.7% in the first quarter of 1994 to $60.3 million as compared to $61.4 million in the first quarter of 1993 due to sluggish demand by chain stores, which was partially offset by modest growth in independent retailer ("dealer") business. Management believes that the growth in dealer business reflects benefits of the Company's initiative begun in late 1993 to increase product offerings. Operating income of the Wallcoverings segment increased 21.1% to $5.1 million for the first quarter of 1994 as compared to $4.2 million for the first quarter of 1993.

Gross Margin and Selling, General and Administrative Expenses

       Automotive Products' gross margin increased to 21.6% in the first quarter of 1994 from 17.9% in the first quarter of 1993, and selling, general and administrative expenses decreased from 8.1% to 5.7% of sales, due to improved absorption of fixed costs over a greater sales volume and due to continuing costs reduction initiatives.

       Interior Furnishings' gross margin increased to 29.7% from 26.8% as a result of improved product mix in the Decorative Fabrics and Floorcoverings groups as well as increased absorption of fixed costs.

       Wallcoverings' gross margin increased to 34.7% from 32.6% as a result of continuing cost reduction initiatives and improved manufacturing efficiencies.

 Total Operating Expenses

       Total operating expenses were $344.9 million and $312.9 million in the first quarter of 1994 and the first quarter of 1993, respectively, including $8.6 million and $4.5 million of unallocated corporate expenses, respectively. Unallocated corporate expenses in the first quarter of 1994 include $3.2 million of expenses incurred for the performance of services by Blackstone Partners and $2.8 million for the performance of services by WP Partners in connection with the Company's review of refinancing and other strategic alternatives as well as certain other advisory services. Operating expenses allocated to the Company's three business segments totaled $336.3 million or 86.1% of sales in the first quarter of 1994 compared to

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

$308.4 million or 91.0% of sales in the first quarter of 1993. This 4.9 percentage point improvement is primarily the result of the allocation of fixed costs over a larger sales volume, improved manufacturing productivity, and continuing cost reduction initiatives at both the operating and corporate level. Operating expenses in the first quarter of 1993 included $0.9 million of goodwill amortization.

Interest Expense

       Interest expense allocated to continuing operations, net of interest income of $2.4 million in the first quarter of 1994 and $1.0 million in the first quarter of 1993, increased to $29.1 million during the first quarter of 1994 compared to $27.2 million in the first quarter of 1993. Interest expense, including amounts allocated to discontinued operations in 1993 and excluding interest income, decreased to $31.4 million during the first quarter of 1994 compared to $34.0 million in the first quarter of 1993. The decrease in interest expense was due primarily to a decrease in the Company's average borrowings.

Income Taxes

       In the first quarter of 1994 income taxes of $2.6 million consisted of foreign and state taxes. This amount compared to a foreign and state tax provision of $3.3 million in the first quarter of 1993.

Discontinued Operations

       The Company's loss from discontinued operations, including losses on disposals of $2.2 million, was $3.6 million for the first quarter of 1993.

Net Income

       The combined effect of the foregoing resulted in net income of $12.8 million in the first quarter of 1994 compared to a net loss of $9.1 million in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

       At April 30, 1994, the Company had cash and cash equivalents totaling $139.3 million compared to $81.4 million at January 29, 1994. Included in cash and cash equivalents at April 30, 1994 was $135.3 million held by Group. The increase in the Company's cash balance is principally due to the receipt of the cash proceeds of $71.2 million from the payment of the Kayser-Roth note referred to below. The Company's principal sources of funds are cash generated from continuing operating activities and borrowings under bank credit facilities.
Net cash provided by the operating activities of its continuing operations was $16.6 million for the quarter ended April 30, 1994. C&A Co. had $59.5 million of borrowing availability under a credit facility at April 30, 1994. Based on financial covenants in that credit facility, approximately $42 million could be paid to Group as a dividend. The Company's Canadian subsidiaries had $8.1 million of borrowing availability under a

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

bank demand line of credit at April 30, 1994. Restrictions on the payment of dividends contained in various debt agreements of Group have prevented the payment of dividends by Group to the Company since January 26, 1991.

       During the fourth quarter of 1993, the Company sold Kayser-Roth for approximately $170 million including a $70 million note. A portion of the proceeds was used to repay $66 million of borrowings under a Kayser-Roth credit facility. The Company's Engineering Group, which was discontinued in 1992, was sold during the first quarter of 1993 for approximately $51 million. Additionally, the Company has nearly completed the disposition of the real estate, inventory and other assets of Builders Emporium, which the Company discontinued at the end of 1992. The Kayser-Roth sale is subject to post-closing purchase price adjustment. On April 27, 1994, the Kayser-Roth note was paid with accrued interest. The Company intends to use these cash proceeds of $71.2 million for general corporate purposes, including possibly the repurchase of a portion of Group's 15% Subordinated Notes due 1994 or other debt in open market or privately negotiated transactions.

       During the first quarter of 1994, the Company used cash from continuing operations and new borrowings of $1.0 million to repay $10.3 million of outstanding indebtedness. During the first quarter of 1993, the Company incurred new long-term indebtedness of $36.7 million and repaid existing indebtedness of $23.8 million.

       The Company's principal uses of funds for the next several years will be to fund principal and interest payments on its indebtedness, net working capital increases and capital expenditures. The Company makes capital expenditures on a recurring basis for replacement and improvements. As of April 30, 1994, the Company had approximately $43.0 million in outstanding capital commitments. Capital expenditures during the first quarter of 1994 aggregated $15.3 million. During 1994, the Company anticipates capital expenditures will aggregate approximately $80 million as compared to $44.9 million, $38.2 million and $38.9 million, during 1993, 1992 and 1991, respectively. This increase is due primarily to the planned acquisition of additional machinery and equipment at Decorative Fabrics' Mastercraft division as part of an $85 million five-year capital investment plan that was initiated this year for the purpose of expanding production capacity at Mastercraft to accommodate anticipated growth. Secondarily, this increase is due to the planned completion of an Automotive Products facility in Mexico for approximately
$6.0 million. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. The Company currently estimates that capital expenditures in 1995 will exceed $60 million.

       The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management anticipates that the net cash requirements of its discontinued operations

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

will be approximately $15.0 million for the remainder of 1994. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's needs relating to discontinued operations can be adequately funded in 1994 by net cash provided by operating activities from continuing operations and by borrowings under bank credit facilities.

       From time to time, the Company evaluates acquisitions. The Company expects to fund any future acquisitions with net cash provided by operating activities from continuing operations, borrowings under bank credit facilities or the issuance of securities.

       If the Recapitalization is effected, the Company expects to have approximately $548 million of outstanding indebtedness and unused borrowing availability of approximately $95 million under the New Credit Facilities, after giving effect to the Recapitalization. Management believes that, if the Recapitalization is effected, cash flow from operations and funds available under the New Credit Facilities will be sufficient to fund the Company's long- and short-term liquidity requirements, including working capital, capital expenditures and debt service requirements. However, even if the Recapitalization is effected, the Company and its subsidiaries will continue to have substantial indebtedness outstanding which could (i) adversely affect the Company's ability to obtain additional financing, (ii) decrease the amount of cash flow available for working capital, capital expenditures, acquisitions, general corporate or other purposes, (iii) place the Company at a competitive disadvantage and (iv) render the Company more vulnerable to increases in interest rates or economic downturns.

       As part of the Recapitalization as proposed, all the outstanding public debt and preferred stock of the Company and its subsidiaries would be defeased and redeemed. In addition, the C&A Co. Credit Agreement described below would be terminated and all borrowings thereunder would be prepaid. Approximately $193.2 million of the Subordinated PIK Bridge Notes described below would be exchanged for Common Stock and the remainder would be redeemed for cash.

       If the Recapitalization is not successful, management believes that the Company has sufficient liquidity to meet its cash requirements through 1994 and into 1995. To meet long-term cash requirements, the Company will require alternative financing or proceeds from asset sales. There can be no assurance as to the timing of any such financing or asset sales or the proceeds the Company could realize therefrom. Restrictions in existing debt agreements of the Company could limit the ability of the Company to effect future financings and asset sales.

       Group's agreements governing outstanding debt restrict the payment of dividends on its Common Stock. Since January 26, 1991, no additional dividends could be paid by Group to Holdings under the most restrictive provisions in the existing

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

debt agreements of Group. Under these provisions, which are contained in the indenture, as amended (the "11-7/8% Indenture"), governing the 11-7/8% Senior Subordinated Debentures due 2001 (the "11-7/8% Securities"), as of April 30, 1994, Group would have needed to earn an additional $853 million of consolidated net income (as defined in the 11-7/8% Indenture) in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine Group's dividend capacity). Accordingly, the Company does not expect Group to be permitted to pay dividends to it during 1994 or in the foreseeable future beyond 1994, at least so long as the 11-7/8% Securities are outstanding. Even if the 11-7/8% Securities are refinanced, there can be no assurance that any new debt would not contain similarly restrictive covenants.

       All the consolidated indebtedness of the Company is indebtedness of Group and its subsidiaries, except for the Subordinated PIK Bridge Notes described below, which mature December 2, 1996, unless extended by the holders, and bear interest payable in cash or in additional Subordinated PIK Bridge Notes, at the option of the Company.

       At April 30, 1994, the Company had total outstanding long-term indebtedness of $922.2 million (including the current portion of $163.7 million, $137.4 million of which is due on May 1, 1995) at varying interest rates between 5% and 15% per annum. Cash interest expense on that indebtedness for the remainder of 1994 will be approximately $78.7 million. Cash interest paid during the first quarter of 1994 and 1993 aggregated $8.5 million and $14.7 million, respectively.

       The maturities of long-term debt of the Company during the remainder of 1994 and for 1995 and 1996 are $20.6 million, $170.9 million and $127.2 million, respectively. Under the terms of the 11-7/8% Indenture, Group is required to redeem $138 million aggregate principal amount of 11-7/8% Securities on each June 1 from 1993 through 2000 ("Mandatory Redemptions") and to repay the remaining outstanding 11-7/8% Securities at maturity on June 1, 2001. Under the terms of the 11-7/8% Indenture, if Adjusted Net Worth (as such term is defined in the 11-7/8% Indenture) is equal to or less than $700 million on the last day of any fiscal quarter (the "Minimum Equity Test"), Group will be required to begin on the last day of the second fiscal quarter thereafter (unless the Minimum Equity Test is satisfied at the end of the intervening fiscal quarter) semi-annual redemptions ("Accelerated Redemptions") of $138 million aggregate principal amount of 11-7/8% Securities until all the 11-7/8% Securities are redeemed or until the Minimum Equity Test is again satisfied. Group can reduce its obligation to make any cash Mandatory Redemption or Accelerated Redemption payment through the application of previously redeemed or purchased and canceled 11-7/8% Securities as permitted by the 11-7/8% Indenture. Group has previously delivered for cancellation $1,033 million in aggregate principal amount of 11-7/8% Securities, which are available for such purpose. Group satisfied the Minimum Equity Test at April 30, 1994. On that date, Adjusted Net Worth was $768 million. If Group had not satisfied the Minimum Equity Test at that date and did not subsequently satisfy such test, the first cash redemption payment (after giving effect to credits for previously acquired 11-7/8% Securities) would be required at the end of the fiscal quarter ending April 1997. By comparison, if Group continues to satisfy the Minimum Equity Test at all times or cures any failure of such test

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

prior to any accelerated cash redemption payment becoming due, no cash redemption payment will be required until June 1, 2000.

       Group's C&A Co. subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998 (the "C&A Co. Credit Agreement"). In the first quarter of 1994, C&A Co. made net principal repayments under the C&A Co. Credit Agreement of $9.5 million. Availability under the C&A Co. Credit Agreement is determined monthly based upon C&A Co.'s receivables balance. The C&A Co. Credit Agreement permits C&A Co. to pay dividends to Group only if C&A Co. satisfies a minimum liquidity requirement of $25 million and then limits the amount of total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A Co.'s net income (excluding the impact of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions") subsequent to April 27, 1991. As of April 30, 1994, an additional $59.5 million was available to C&A Co. under the C&A Co. Credit Agreement. Although, as of that date, approximately $93 million of additional dividends could be paid to Group under the dividend restriction in the C&A Co. Credit Agreement, other financial covenants in the C&A Co. Credit Agreement would limit the amount of dividends to approximately $42 million. C&A Co. and its subsidiaries are separate corporate entities and the assets of C&A Co. and its subsidiaries are available first and foremost to satisfy the claims of the creditors of C&A Co. and such subsidiaries. At April 30, 1994, receivables and fixed assets pledged as collateral under the C&A Co. Credit Agreement aggregated approximately $172 million and $98 million, respectively.

       Group's Canadian subsidiaries have a bank demand line of credit that made available to them approximately $13.7 million at April 30, 1994, of which approximately $5.6 million was outstanding as of that date.

       Group's Board of Directors has authorized expenditures for the voluntary repurchase from time to time of Group's outstanding publicly traded debt securities. There were no repurchases of publicly traded debt during 1993 or the first quarter of 1994. Repurchases of publicly traded debt may be made from time to time through open market or privately negotiated transactions. The Company expects to fund any such additional repurchases out of the proceeds of the Kayser-Roth note referred to above, cash from operating activities or borrowings under existing or new lines of credit. Such repurchases may occur prior to the consummation of the proposed Recapitalization (which, if effected as proposed, would result in the defeasance and redemption of such debt) or at any other time, depending on market conditions, available cash and other factors that the Board of Directors of Group in its sole discretion deems relevant to the advisability of repurchasing publicly traded debt.

       Additionally, the Board of Directors of the Company has authorized expenditures for the repurchase from time to time of shares of the Company's 15-1/2% Cumulative Exchangeable Redeemable Preferred Stock (the "Merger Preferred Stock"). The Company expended $4.7 million for the repurchase of approximately 320,000 shares of Merger Preferred Stock in 1991. No new purchases have been made since 1991. The timing of any additional repurchases will depend on market conditions, available cash

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

and other factors that the Board of Directors of the Company in its sole discretion deems relevant. If effected as proposed, the Recapitalization would result in the defeasance and redemption of the Merger Preferred Stock.

       On December 8, 1988, the Company borrowed $142 million from Blackstone Partners, WP Partners and other lenders through the issuance of the Subordinated PIK Bridge Notes. At April 30, 1994, $198.7 million of the Subordinated PIK Bridge Notes was outstanding. The Subordinated PIK Bridge Notes mature December 2, 1996, unless extended by the holders. In the event the maturity date is not extended by the holders, the Company may, as permitted by the terms of the Subordinated PIK Notes,discharge its obligation to pay each Subordinated PIK Bridge Note at its maturity by delivering one or more replacement notes in an aggregate principal amount equal to the principal of and accrued interest on such Subordinated PIK Bridge Note through the maturity date. The Company's ability to pay the Subordinated PIK Bridge Notes at maturity in cash will depend on the availability of cash at Holdings. As discussed above, since January 26, 1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing debt agreements of Group, and Holdings does not expect Group to be permitted to pay dividends to Holdings during 1994 or in the foreseeable future beyond 1994, at least so long as the 11-7/8% Securities are outstanding. Even if the 11-7/8% Securities are refinanced, there can be no assurance that any new debt would not contain similarly restrictive covenants. Accordingly, Holdings anticipates that, at least if the 11-7/8% Securities continue to be outstanding or are refinanced with similarly restrictive debt, Holdings will not have sufficient cash to pay the Subordinated PIK Bridge Notes in cash at maturity in 1996 and, unless such maturity is extended by the holders, Holdings will issue the replacement notes. The holders of the Subordinated PIK Bridge Notes have three times extended the maturity date and, in the event Holdings does not have sufficient cash to repay the Subordinated PIK Bridge Notes at December 2, 1996, it is possible that the holders would again extend the maturity date, although there can be no assurance that this would happen. If issued, each replacement note would mature December 8, 1998, with sinking fund payments equal to one-third of the outstanding principal amount due in each of December 1996 and 1997. Holdings' ability to satisfy the sinking fund payments and the final payment at maturity of the replacement notes, if issued, will depend on the availability of cash at Holdings. Holdings anticipates that, at least if the 11-7/8% Securities continue to be outstanding or are refinanced with similarly restrictive debt, it will not have sufficient cash to satisfy the sinking fund payments or the final payment at maturity of the replacement notes, if issued, unless the sinking fund and final maturity dates are extended by the holders. Any such principal payment default would enable the holders of more than 25% of the outstanding principal amount of all replacement notes to accelerate the replacement notes, provided that Blackstone Partners and WP Partners concur. In addition, with or without such concurrence, the holders could pursue any other right or remedy available under law. Upon any voluntary or involuntary liquidation (including pursuant to any bankruptcy proceeding), dissolution or winding up of Holdings, holders of its debt would be entitled to be paid out of the assets of Holdings in full before any distribution is made to any preferred or common stockholders of Holdings. As of April 19, 1994, Blackstone

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Partners and WP Partners, which together at that date held $187.1 million principal amount of Subordinated PIK Bridge Notes, agreed at the option of the Company exercisable prior to September 15, 1994, to exchange the Notes for shares of Common Stock (which will be restricted stock within the meaning of Rule 144 of the Securities Act of 1933), subject to certain conditions including an initial public equity offering by the Company.

       In connection with the merger in which Group became a wholly owned subsidiary of the Company, approximately 4,250,000 shares of Merger Preferred Stock were issued. In addition, approximately 6,500 shares of Merger Preferred Stock may be issued upon the exchange of outstanding shares of Group's 15-1/2% Junior Cumulative Exchangeable Redeemable Preferred Stock (the "Intermediate Preferred Stock"), at the holder's option. Dividends on the Merger Preferred Stock are payable quarterly and dividends accruing on or prior to February 1, 1995 may be paid, at the option of the Company, in cash (at the rate of $3.875 per year) or in additional shares of Merger Preferred Stock (at the rate of .04 shares for each $1 of dividends not paid in cash). Dividends accruing after February 1, 1995 may be paid only in cash. To date, all dividends have been paid in additional shares of Merger Preferred Stock and at April 30, 1994, approximately 6,514,000 shares were outstanding. Since January 25, 1992, and as of April 30, 1994, total liabilities of the Company exceeded total assets based on its balance sheet and therefore, under Delaware law, the payment of dividends on the Merger Preferred Stock will require a determination by the Board of Directors, based on a current valuation of the Company's assets and liabilities, that adequate surplus exists under Delaware law for the purpose of paying dividends. The Board of Directors made that determination with respect to the dividends paid through May 2, 1994, but it is not possible to predict whether or not such a determination will be able to be made with respect to future dividends. In addition, Holdings' ability to pay cash dividends on the Merger Preferred Stock will depend on the availability of cash at Holdings. As discussed above, since January 26, 1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing debt agreements of Group, and Holdings does not expect Group to be permitted to pay dividends to Holdings during 1994 or in the foreseeable future beyond 1994, at least so long as the 11-7/8% Securities are outstanding. Even if the 11-7/8% Securities are refinanced, there can be no assurance that any new debt would not contain similarly restrictive covenants. To the extent that dividends were permitted and there was available cash, if the Recapitalization is not effected, it is the Company's present expectation that it would direct Group from time to time to declare and pay cash dividends in such available amounts, if any, until Holdings had paid in full the principal and interest on the Subordinated PIK Bridge Notes and, if issued, the replacement notes. In addition, under certain circumstances, available cash may be used by the Company to repurchase Merger Preferred Stock or to pay dividends on the Company's Common Stock.

ENVIRONMENTAL MATTERS

       The Company is subject to increasingly stringent Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site soil and groundwater contamination. The Company's management believes that

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses.
Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

       The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. Excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 15 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and nine additional sites where the Company is alleged to be responsible for costs of investigation or remediation. The Company's current estimate of its liability for these 24 sites is approximately $29.5 million. As of April 30, 1994, the Company has established reserves of approximately $30.3 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Concluded)

       For additional information regarding the foregoing, see "PART II - OTHER INFORMATION, Item 1. Legal Proceedings" elsewhere herein.


                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

       There have been no material developments in legal proceedings involving Holdings or its subsidiaries since those reported in Holdings' Annual Report on Form 10-K for the fiscal year ended January 29, 1994.


Item 4.     Submission of Matters to a Vote of Security Holders.

       On April 27, 1994, Holdings II, the owner of all of the outstanding shares of the Company's Common Stock, executed and delivered a Consent of Sole Stockholder of Collins & Aikman Holdings Corporation in Lieu of a Meeting approving an amendment to the Company's Certificate of Incorporation (the "Amendment"). The Amendment increased the number of authorized shares of Common Stock from 1,000 to 150,000,000, decreased the par value thereof from $1.00 per share to $.01 per share, and effected a 35,035 to 1 split of the then outstanding shares of Common Stock. Also on April 27, 1994, Holdings II executed and delivered a separate written consent ratifying, approving and adopting the Company's 1993 Employee Stock Option Plan and its 1994 Employee Stock Option Plan (the "Ratification"). No class or series of the Company's stock other than the Common Stock was entitled to vote on either the Amendment or the Ratification. One thousand shares of Common Stock held by Holdings II, representing all of the then outstanding shares of Common Stock, consented to the Amendment and the Ratification. No shares abstained or withheld consent.


Item 6.     Exhibits and Reports on Form 8-K.

(a)    Exhibits.

       Please note that in the following description of exhibits, the title of any document entered into, or filing made, prior to and in some cases on July 15, 1992 reflects the name of the entity a party thereto or filing, as the case may be, at such time. Accordingly, documents and filings described below may refer to WCI Holdings II Corporation, WCI Holdings Corporation or Wickes Companies, Inc., if such documents and filings were made prior to and in some cases on July 15, 1992.

  Exhibit
  Number                            Description

   3.1      -  By-Laws of Collins & Aikman Holdings Corporation, as amended.

   4.1      -  Certificate of the Powers, Designation, Preferences and Relative,
               Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions of the 15-1/2% Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman Holdings Corporation (formerly named WCI Holdings Corporation) is hereby incorporated by reference to Exhibit 4.4 of WCI Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended April 29, 1989 (SEC File No. 1-10218).


  Exhibit
  Number                            Description

   4.2      -  Indenture dated as of April 13, 1989, by and between WCI Holdings
               Corporation and United States Trust Company of New York, as Trustee, regarding WCI Holdings Corporation's 15-1/2% Junior Subordinated Exchange Debentures is hereby incorporated by reference to Exhibit 4.5 of WCI Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended April 29, 1989 (SEC File No. 1-10218).

   4.3      -  Subordinated PIK Bridge Note Purchase Agreement dated as of
               December 7, 1988, for up to $71,000,000 is hereby incorporated by reference to Exhibit (b) (5) of the Final Amendment to WCI Holdings Corporation's Tender Offer Statement on Schedule 14D-1 filed December 12, 1988 (SEC File No. 1-10218).

   4.4      -  Subordinated PIK Bridge Note Purchase Agreement dated as of
               December 7, 1988, for up to $69,187,500 is hereby incorporated by reference to Exhibit (b) (6) of the Final Amendment to WCI Holdings Corporation's Tender Offer Statement on Schedule 14D-1 filed December 12, 1988 (SEC File No. 1-10218).

   4.5      -  Subordinated PIK Bridge Note Purchase Agreement dated as of
               December 7, 1988, for up to $5,000,000 is hereby incorporated by reference to Exhibit (b) (7) of the Final Amendment to WCI Holdings Corporation's Tender Offer Statement on Schedule 14D-1 filed December 12, 1988 (SEC File No. 1-10218).

   4.6      -  Subordinated PIK Bridge Note Purchase Agreement dated as of
               December 7, 1988, for up to $1,812,500 is hereby incorporated by reference to Exhibit (b) (8) of the Final Amendment to WCI Holdings Corporation's Tender Offer Statement on Schedule 14D-1 filed December 12, 1988 (SEC File No. 1-10218).

   4.7      -  Modification Agreements dated as of December 4, 1990 and June 5,
               1990 to the Subordinated PIK Bridge Notes, and the Subordinated PIK Bridge Notes dated December 8, 1988 are hereby incorporated by reference to Exhibit 4.10 of WCI Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended October 27, 1990.

   4.8      -  Modification and Waiver Agreements dated as of November 25, 1991 and January 24, 1992, to the Subordinated PIK Bridge Notes dated December 8, 1988 are hereby incorporated by reference to Exhibit
               4.9 of WCI Holdings Corporation's Report on Form 10-K for the fiscal year ended January 25, 1992.

   4.9      -  Modification and Waiver Agreement dated as of December 2, 1992 to the Subordinated PIK Bridge Notes dated December 8, 1988 is hereby incorporated by reference to Exhibit 4.10 of Collins & Aikman Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended October 24, 1992.


  Exhibit
  Number                            Description

   4.10     -  Indenture dated as of January 26, 1985, pursuant to which 7
               1/2%/10% Debentures due 2005 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit T3-C of Wickes Companies, Inc.'s Application for Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3, as amended, dated January 2, 1985 (SEC File No. 22-13520).

   4.11     -  Indenture dated as of May 1, 1985, pursuant to which 11 3/8%
               Usable Subordinated Debentures due 1997 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(f) of Wickes Companies, Inc.'s Current Report on Form 8-K dated May 21, 1985 (SEC File No. 1-6761).

   4.12     -  Indenture dated as of May 1, 1985, pursuant to which 15%
               Subordinated Notes due 1995 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(g) of Wickes Companies, Inc.'s Current Report on Form 8-K dated May 21, 1985 (SEC File No. 1-6761).

   4.13     -  Indenture dated as of June 1, 1986, pursuant to which 11 7/8%
               Senior Subordinated Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4 to Amendment No.3 to Wickes Companies, Inc.'s Registration Statement on Form S-3 (Registration No. 33-4401) filed June 5, 1986.

   4.14     -  First Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman Group, Inc. and Bank One, Columbus, NA regarding 11 7/8% Senior Subordinated Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.17 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.

   4.15     -  Second Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman Group, Inc. and Bank One, Columbus, NA regarding 11 7/8% Senior Subordinated Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.18 of Collins & Aikman Holdings Corporation 's Report on Form 10-K for the fiscal year ended January 30, 1993.

   4.16     -  Second Amendment and Restatement of Credit Agreement dated as of
               April 8, 1994 among Collins & Aikman Group, Inc. and Continental Bank N.A., Individually and as Issuing Bank, is hereby incorporated by reference to Exhibit 4.17 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 29, 1994.


  Exhibit
  Number                            Description

   4.17     -  Credit Agreement dated as of May 15, 1991, among Collins & Aikman
               Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and Continental Bank N.A., as Agent, is hereby incorporated by reference to Exhibit 4.19 of WCI Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended April 27, 1991.

  4.18      -  First Amendment to Credit Agreement dated as of March 11, 1992, among Collins & Aikman Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and Continental Bank N.A., as Agent, is hereby incorporated by reference to Exhibit 4.23 of WCI Holdings Corporation's Report on Form 10-K for the fiscal year ended January 25, 1992.

               Collins & Aikman Holdings Corporation agrees to furnish to the Commission upon request in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins & Aikman Holdings Corporation or any of its subsidiaries, which debt does not exceed 10% of the total assets of Collins & Aikman Holdings Corporation and its subsidiaries on a consolidated basis.

 10.1       -  Stockholders Agreement dated as of December 6, 1988, among
               Blackstone Capital Partners, L.P., Wasserstein Perella Partners, L.P., WCI Holdings II Corporation, WCI Holdings Corporation and WCI Acquisition Corporation is hereby incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-4 of WCI Holdings Corporation and Wickes Companies, Inc. (Registration No. 33-27143) filed February 22, 1989.

 10.2       -  Amendment No.1 to Stockholders Agreement dated as of May 1, 1992 to Stockholders Agreement dated as of December 6, 1988 among Blackstone Capital Partners L.P., Wasserstein Perella Partners, L.P., Collins & Aikman Holdings II Corporation, Collins & Aikman Holdings Corporation, and Collins & Aikman Group, Inc. is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended October 24, 1992.

 10.3       -  Employment Agreements dated as of June 16, 1989 between Wickes
               Companies, Inc. and certain executive officers is hereby incorporated by reference to Exhibit 10.1 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.

 10.4       -  First Amendment to Employment Agreements dated as of March 20,
               1990 between Wickes Companies, Inc. and certain executive officers is hereby incorporated by reference to Exhibit 10.2 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.


  Exhibit
  Number                            Description

 10.5       -  Employment Agreement dated as of July 18, 1990 between Wickes
               Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 26, 1991.

 10.6       -  Agreement dated as of February 25, 1993 and First Amendment dated as of March 29, 1993 between Collins & Aikman Group, Inc. and a former executive officer is hereby incorporated by reference to
               Exhibit 10.10 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.

 10.7       -  Employment Agreement dated as of May 1, 1991 between Kayser-Roth
               Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.

 10.8       -  First Amendment to Employment Agreement dated as of May 1, 1991 between Kayser-Roth Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.

 10.9       -  Letter Agreement dated as of May 16, 1991 and Employment
               Agreement dated as of July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.

 10.10      -  First Amendment to Employment Agreement dated as of February 24,
               1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.

 10.11      -  Letter Agreements dated as of May 16, 1991 between Collins &
               Aikman Corporation and certain executive officers is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.

 10.12      -  Employment Agreement dated as of February 1, 1992 between Collins
               & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.15 of Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.

 10.13      -  Amendment dated as of May 19, 1994 to Agreement dated as of
               February 1, 1992 between Collins & Aikman Corporation and an executive officer.

  Exhibit
  Number                           Description

 10.14      -  Agreement dated as of March 23, 1992 between Collins & Aikman
               Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.

 10.15      -  First Amendment to Agreement dated as of April 4, 1994 between
               Collins & Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 29, 1994.

 10.16      -  Employment Agreement dated as of April 27, 1992 between Collins &
               Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.16 of Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.

 10.17      -  Letter Agreement dated as of August 12, 1992 between Collins &
               Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.

 10.18      -  Employment Agreement dated as of March 1, 1993 between Imperial
               Wallcoverings, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No.33-53179) filed April 19, 1994.

 10.19      -  Employment Agreement dated as of October 1, 1993 between Collins
               & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.

 10.20      -  The Wickes Equity Share Plan is hereby incorporated by reference to Exhibit 10.11 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.

 10.21      -  Warrant Agreement dated as of January 8, 1994 by and between
               Collins & Aikman Group, Inc. and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 29, 1994.

 10.22      -  1993 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.


  Exhibit
  Number                           Description

 10.23      -  1994 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.13 of the Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No. 33-53179) filed April 19, 1994.

 10.24      -  Acquisition Agreement dated as of November 22, 1993 as amended and restated as of January 28, 1994, among Collins & Aikman Group, Inc., Kayser-Roth Corporation and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Holdings Corporation's Current Report on Form 8-K dated February 10, 1994.

 10.25      -  Letter Agreement dated April 19, 1994 with Blackstone Capital
               Partners L.P. and Wasserstein Perella Partners, L.P. regarding Subordinated PIK Bridge Notes is hereby incorporated by reference to Exhibit 10.24 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 29, 1994.



(b)    Reports on Form 8-K.

       On February 10, 1994, the Company filed a Current Report on Form 8-K dated January 28, 1994, reporting under Item 2 thereof ("Acquisition or Disposition of Assets") the sale of all of the outstanding stock of Group's wholly-owned subsidiary Kayser-Roth Corporation to Legwear Acquisition Corporation, a corporation organized by Grupo Synkro, S.A. de C.V. of Mexico City, Mexico. Pro forma financial statements of the Company were filed with the report.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COLLINS & AIKMAN HOLDINGS CORPORATION
                                     (Registrant)



Dated:  June 13, 1994                By: /s/ DAVID J. McKITTRICK
                                         David J. McKittrick
                                         (On behalf of the Registrant
                                         and as Principal Financial
                                         and Accounting Officer)