Form 10-Q/A
period 1993-10-30
COLLINS & AIKMAN HOLDINGS CORP/DE
filed 1994-06-21
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO.1 TO

                X  Quarterly Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                      For the quarter ended October 30, 1993

                                        or

                  Transition Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

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

As of December 13, 1993, the number of outstanding shares of the Registrant's common stock, $1.00 par value, was 1,000 shares.

              COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


     Index to Amendment No.1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993.


                                                                       Page No.

Introduction                                                                i

Item 1.       Financial Statements                                         I-1

Item 2.       Management's Discussion and Analysis of Financial           I-10
              Condition and Results of Operations

              COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                          AMENDMENT NO.1 ON FORM 10-Q/A
                                      to the
                        Quarterly Report on Form 10-Q for
                    the Fiscal Quarter Ended October 30, 1993


                                   INTRODUCTION


     Amendment No.1 on Form 10-Q/A (this "Amendment") to the Quarterly Report on Form 10-Q for the fiscal quarter ended October 30, 1993 filed December 14, 1993 (the "October 1993 10-Q") of Collins & Aikman Holdings Corporation (the "Company") is being filed by the Company to amend Items 1 and 2 of Part I of the October 1993 10-Q as set forth below and in the pages attached hereto.

     Item 1 of the October 1993 10-Q is hereby amended to restate the Company's consolidated financial statements at and for the thirteen and thirty-nine weeks ended October 30, 1993 to exclude a restructuring charge of $24 million that was previously recorded in error.

     Item 2 of the October 1993 10-Q is hereby amended to make certain revisions to Management's Discussion and Analysis of Financial Condition and Results of Operations that are required as a result of the exclusion of the previously recorded restructuring charge.

     Except as described above, this Amendment makes no change to Item 1 and 2 of Part I of the October 1993 10-Q.

     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, the complete text of Items 1 and 2, as amended, are included in this Amendment.

                                 i

                     PART  I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.



              COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in thousands)

                                              Thirteen Weeks Ended       Thirty-Nine Weeks Ended

                                            October 30,   October 24,   October 30,   October 24,
                                              1993          1992           1993         1992
     Net sales . . . . . . . . . . . . . .  $ 334,629     $ 314,873     $  963,366    $ 954,074

     Cost of goods sold  . . . . . . . . .    250,184       244,054        738,743      736,610
     Selling, general and administrative
       expenses  . . . . . . . . . . . . .     50,954        51,587        154,386      159,961
     Goodwill write-off  . . . . . . . . .    129,854          -           129,854         -

                                              430,992       295,641      1,022,983      896,571

     Operating income (loss) . . . . . . .    (96,363)       19,232        (59,617)      57,503

     Interest expense, net . . . . . . . .    (28,233)      (27,483)       (83,267)     (81,850)
     Dividends on preferred stock of
       subsidiary  . . . . . . . . . . . .      1,129         1,129          3,386        3,386

     Loss from continuing operations
       before income taxes . . . . . . . .   (125,725)       (9,380)      (146,270)     (27,733)
     Income taxes (benefit)  . . . . . . .      4,096        (1,928)         9,652        3,628

     Loss from continuing operations . . .   (129,821)       (7,452)      (155,922)     (31,361)

     Discontinued operations:
       Loss from operations, net of
         income taxes  . . . . . . . . . .        (50)       (9,271)        (4,775)     (20,076)
       Loss on disposal, net of income
         taxes . . . . . . . . . . . . . .       -             -          (127,673)        -

     Net loss  . . . . . . . . . . . . . .  $(129,871)    $ (16,723)    $ (288,370)   $ (51,437)


    See accompanying notes.

            COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                             (in thousands)


                                                        October 30,    January 30,
                                                            1993           1993
                          ASSETS
   Current Assets:
      Cash and cash equivalents. . . . . . . . . . .    $  122,992    $    83,688
      Accounts and notes receivable, net . . . . . . .     193,547        207,795
      Inventories  . . . . . . . . . . . . . . . . . .     170,321        222,512
      Net assets of discontinued operations  . . . . .     114,083         73,743
      Other  . . . . . . . . . . . . . . . . . . . . .      19,022         28,455

         Total current assets  . . . . . . . . . . . .     619,965        616,193
   Property, plant and equipment, at cost less
     accumulated depreciation and amortization of
     $238,834 and $232,215 . . . . . . . . . . . . . .     285,008        330,471
   Goodwill, net of accumulated amortization . . . . .        -           140,176
   Other assets  . . . . . . . . . . . . . . . . . . .      59,621        104,839

                                                        $  964,594     $1,191,679
           LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
     Notes payable . . . . . . . . . . . . . . . . . .  $      731     $    9,067
     Current portion of long-term debt . . . . . . . .      94,355         61,266
     Accounts payable  . . . . . . . . . . . . . . . .      65,712         95,363
     Accrued expenses  . . . . . . . . . . . . . . . .     264,129        219,290

         Total current liabilities . . . . . . . . . .     424,927        384,986
   Long-term debt  . . . . . . . . . . . . . . . . . .     925,428        920,842
   Deferred income taxes . . . . . . . . . . . . . . .       4,838          4,823
   Other, including postretirement benefit obligation      220,415        203,540
   Commitments and contingencies . . . . . . . . . . .

   Redeemable preferred stock of subsidiary
     (aggregate preference in liquidation $106)  . . .         109            165
   Preferred stock of subsidiary (aggregate preference
     in liquidation $45,250) . . . . . . . . . . . . .         181            181

   Redeemable preferred stock (aggregate preference
     in liquidation $150,856)  . . . . . . . . . . . .     116,115         98,602

   Common stock (1,000 shares issued and outstanding)            1              1
   Other paid-in capital . . . . . . . . . . . . . . .     133,862        133,862
   Accumulated deficit. . . . . . . . . . . . . . . .     (853,793)      (547,950)
   Foreign currency translation adjustments  . . . . .      (4,986)        (4,870)
   Pension equity adjustment . . . . . . . . . . . . .      (2,503)        (2,503)

         Total common stockholder's deficit  . . . . .    (727,419)      (421,460)

                                                        $  964,594     $1,191,679

   See accompanying notes.

                 COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                         Thirty-Nine Weeks Ended

                                                       October 30,    October 24,
                                                           1993           1992
OPERATING ACTIVITIES

  Net loss  . . . . . . . . . . . . . . . . . . . . .  $  (288,370)   $   (51,437)
  Adjustments to derive cash flow from operating
    activities:
      Depreciation and amortization . . . . . . . . .       62,706         64,533
      Goodwill write-off  . . . . . . . . . . . . . .      129,854           -
      Increase in accounts receivable . . . . . . . .      (25,237)       (22,336)
      Decrease (increase) in inventories  . . . . . .      (42,085)         7,699
      Increase (decrease) in accounts payable. . . .        86,850        (19,398)
      Loss on disposal of discontinued operations . .      127,673           -
      Other, net  . . . . . . . . . . . . . . . . . .      (51,881)         1,463

        Net cash used in operating activities . . . .         (490)       (19,476)


  INVESTING ACTIVITIES
  Proceeds from businesses sold. . . . . . . . . . .        48,993            -
  Additions to property, plant and equipment  . . . .      (35,334)       (42,240)
  Sales of property, plant and equipment  . . . . . .        1,173          2,535
  Other, net  . . . . . . . . . . . . . . . . . . . .       31,463         13,583

        Net cash provided by (used in) investing
          activities  . . . . . . . . . . . . . . . .       46,295        (26,122)
  FINANCING ACTIVITIES
  Issuance of long-term debt  . . . . . . . . . . . .       73,657         18,399
  Reduction of long-term debt and capital lease
    obligations . . . . . . . . . . . . . . . . . . .      (64,183)       (10,905)
  Net reduction of short-term borrowings  . . . . . .       (8,336)        (4,147)
  Other, net  . . . . . . . . . . . . . . . . . . . .       (7,639)        (1,142)

        Net cash provided by (used in) financing
              activities. . . . . . . . . . . . . . . .     (6,501)      2,205

  Increase (decrease) in cash and cash equivalents  .       39,304        (43,393)

  Cash and cash equivalents at beginning of period  .       83,688        100,604

  Cash and cash equivalents at end of period  . . . .  $   122,992    $    57,211

  See accompanying notes.

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT


A.   Acquisition by Collins & Aikman Holdings Corporation:

     Collins & Aikman Holdings Corporation ("Holdings" or the "Company") is a Delaware corporation and a wholly owned subsidiary of Collins & Aikman Holdings II Corporation ("Holdings II"), a corporation jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") (both of which are Delaware limited
partnerships) and their respective affiliates.    Holdings  was  formed  on
September 21, 1988 to acquire all the outstanding common stock of Collins & Aikman Group, Inc. ("Group").

  On October 25, 1988, Holdings, Holdings II and Group entered into an Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, the Company commenced a cash tender offer for up to 38,324,444 shares of common stock of Group. On December 8, 1988, the Company purchased 38,324,444 shares of common stock of Group (approximately 80%) for cash aggregating approximately $431 million. Pursuant to the Merger Agreement, on April 13, 1989, each share of common stock was reclassified (the "Reclassification") into .45 shares of 15-1/2% Junior Cumulative
Exchangeable Redeemable Preferred Stock of  Group (the "Intermediate  Preferred
Stock").    Immediately following  the Reclassification,  a
wholly owned subsidiary of the Company was merged into Group (the "Merger"), and each share of Intermediate Preferred Stock (other than those held by Group, Holdings II or any subsidiary of either, which were canceled, and any shares as to which appraisal rights, if any, were validly perfected) was converted into a share of 15-
1/2%  Cumulative Exchangeable Redeemable Preferred Stock of the Company
(the "Merger Preferred Stock") and Group became a direct wholly owned subsidiary of the Company. The acquisition of Group has been accounted for as a purchase and results of operations have been included from the effective date of acquisition.

B.   Basis of Presentation:

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments, except for a special restructuring charge and the write-off of goodwill) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to conform to the current presentation of continuing operations.

C.   Discontinued Operations:

     During fiscal 1991, Group discontinued the remaining businesses of Wickes Manufacturing Company ("Wickes Manufacturing") consisting of its Dura Convertible ("Dura"), Bumper and H. Koch & Sons ("H. Koch") divisions. In
July 1992, Group sold Bumper and H. Koch. As of the end of fiscal 1992, Group reclassified Builders Emporium and the Engineering Group as discontinued operations held for sale. In March 1993, Group sold the Engineering Group. During the fiscal quarter ended July 31, 1993, Group decided to retain Dura, which manufactures OEM convertible top systems for the automotive industry, because no offers were received that met management's estimate of value. Subsequent to the end of such fiscal quarter, Group began selling or disposing

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT  (Continued)


of Builders Emporium's inventory and other assets after Group was unsuccessful in finding a buyer for the entire home improvement chain. The fiscal quarter ended July 31, 1993 included a loss on disposal of discontinued operations of $125.5 million, principally to provide additional reserves for losses and costs in connection with the sale or disposition of Builders Emporium inventory, real estate and other assets and to provide for employee severance and other costs. Subsequent to the end of the current quarter, Group entered into a definitive agreement for the sale of Kayser-Roth Corporation ("Kayser-Roth"), which agreement is subject to financing and customary closing conditions. The results of Kayser-Roth, Builders Emporium, the Engineering Group, Bumper and
H. Koch are classified as discontinued operations for all periods presented. The results of Dura have been classified as continuing operations for all periods presented. Sales of discontinued operations aggregated $704.9 million and $746.2 million for the thirty-nine week periods ended October 30, 1993 and October 24, 1992, respectively, and $267.6 million and $234.3 million for the quarters ended October 30, 1993 and October 24, 1992, respectively.

    Interest expense has been allocated to discontinued operations based on the ratio of net book value (including reserves for loss on disposal) of discontinued operations to consolidated invested capital. Interest allocated to discontinued operations was $11.1 million and $14.3 million for the thirty-nine week periods ended October 30, 1993 and October 24, 1992, respectively, and $2.3 million and $4.7 million for the quarters ended October 30, 1993 and October 24, 1992, respectively.

     The Company has disclosed that it may sell additional assets of Group. See "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

D.   Inventories:

     Inventory balances are summarized as follows (in thousands):

                                                      October 30,     January 30,
                                                         1993            1993
      Raw materials  . . . . . . . . . . . . . . .   $    69,206     $    66,829
      Work in process  . . . . . . . . . . . . . .        22,843          41,187
      Finished goods . . . . . . . . . . . . . . .        78,272         114,496

                                                     $   170,321     $   222,512

E.   Goodwill:

     At October 30, 1993, before giving effect to the write-off described below, Holdings had $129.9 million of goodwill which arose as a result of the acquisition of Group in December 1988. Management concluded that as of October 30, 1993 conditions had changed to the extent that Holdings' net income from continuing businesses would not support the future amortization of its remaining goodwill balance.

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT  (Continued)


     The specific factors and events considered by management in reaching this conclusion include the following:

(Bullet)  Subsequent to the end of the second fiscal quarter, Group  began selling or disposing of Builders Emporium's inventory and other assets after management determined that Group would not be able to find a buyer for the entire Builders Emporium chain of home improvement stores and that efforts to restore the chain to profitability were unlikely to succeed. As a result, at July
           31, 1993, the Company was required to provide additional reserves for the significant reduction in estimated proceeds from disposition and the other costs to be incurred in its sale or disposition of the inventory and other assets of Builders Emporium.

(Bullet) After actively marketing Dura for more than one year, the Company did not receive any offers that met management's estimates of value. As a result, at the end of the second quarter, the Company reclassified Dura as a continuing operation.

(Bullet) As recently announced, Group has entered into a definitive agreement for the sale of Kayser-Roth, which agreement is subject to financing and customary closing conditions. However, the expected gross proceeds of approximately $233 million (subject to adjustment) are below management's prior expectations of value, which management believes largely resulted from downward revisions in Kayser-Roth's expected operating results for fiscal 1993. This deterioration in outlook is primarily due to a drop in overall demand in 1993 to date for women's sheer hosiery and the continuing softness in demand for sock products in department and specialty stores. In connection with the sale of Kayser-Roth, the Company will be required to indemnify the purchaser for certain environmental, lease and other liabilities of Kayser-Roth.

(Bullet) During the second fiscal quarter it became apparent that the operations of the Company were not performing up to the Board's expectations in light of the cyclical recovery that was occurring in the economy as a whole. As a result, an Operating Committee of the Board was established. This Committee undertook a comprehensive strategic review of
           Holdings'  continuing  operations.   This review led to the
           conclusion that there have been changes in the  industries in which the Company operates. In particular, the automotive industry is in the process of a major, worldwide realignment that has created significant overcapacity and disrupted traditional customer/supplier relationships. This has intensified competitive pressures and has resulted in the prospect of lower average margins over the auto cycle than has been the case historically. In addition, the recovery of housing activity has been weaker than in prior economic upturns and consumer preferences have shifted away from wallcovering material. Although it is difficult to measure, management also believes the Company's wallcoverings business has lost some
           market   share  pending  introduction  of new product lines.
           Consequently, management has reduced its expectations regarding the long-term sales potential for wallcoverings and does not anticipate that margins will reach levels experienced in prior economic cycles. These constraints on margin recovery are being intensified by an industry-wide shift in distribution from small independent dealers to warehouse clubs and national discount chains.

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT  (Continued)


[Bullet] Management has recently explored debt recapitalization alternatives with the financial community. The exploration of alternatives is continuing but the indications from the financial community are that debt recapitalization alternatives are not likely to significantly reduce the interest burden of Holdings and that, given the earnings history of the continuing operations, it would not be feasible to deleverage the Company by raising new equity capital at this time. However, the Company expects that it will have adequate liquidity to meet its cash requirements through the end of fiscal 1994 and into fiscal 1995. Beyond that, the Company expects that it will require alternative financings or asset sales to meet its cash requirements.

     The substantial and continuing losses of Builders Emporium and the inability of the Company to sell the Builders Emporium chain as an entity has left the Company with materially higher leverage and interest costs than previously anticipated. The inability of the Company to sell Dura at an acceptable price and the anticipated sale of Kayser-Roth on terms that are worse than management's prior expectations of value are additional adverse
factors.  Collins & Aikman Corporation ("C&A") and Dura are   now  the
Company's  only   continuing  operations  and   must  carry  Group's
administrative overhead, debt service and substantial liabilities related to discontinued operations.

     In spite of the industry-wide competitive pressures being experienced, management of the Company, based on the facts presently known to it, is currently expecting both cyclical and long-term improvement in the results  of operations. However,  management's  analysis of  the above factors  and the  long-term industry trends  suggested that, given the
Company's   current  capital   structure,  a deterioration of the financial
condition of the Company has occurred.   As a result, the  Company forecasted
its operating  results forward 35  years, which approximates the remaining amortization period of the Company's goodwill at October 30, 1993, to determine whether net income would be sufficient to recover the Company's remaining goodwill. The Company's forecast assumes that sales growth through 1998 will result from a continuation of the recovery in the automotive and home furnishings markets. After the business cycle peaks in 1998, the forecast reflects a moderate cyclical downturn and a contraction
of margins.   Over the  long term, sales growth  will be
limited by capacity constraints and inflationary growth will be partially offset by competitive pricing pressures. Capital spending over the next five years will be increased from levels of the previous five years principally to support the cyclical growth in the forecast. In general though, capital spending is limited to repair and replacement of existing capacity. The existing debt of Group (after applying the expected proceeds from the sale of Kayser-Roth) is assumed to be amortized in accordance with its terms. Existing Group debt amortization, as well as other cash requirements, are assumed to be funded by new Group borrowings at an interest rate of 11%, which approximates the average
current cost  of borrowing  of Group.   The forecast assumes that Group's
cash flow will be dedicated to the repayment of Group debt and will be unavailable for the payment of dividends to Holdings until Group achieves an interest coverage ratio of 4 to 1, based on Group's net income before interest, taxes and amortization. Based upon the forecast assumptions, this will not occur until the year 2013. The forecast assumes that the maturity dates of the Subordinated PIK Bridge Notes will be extended or the Subordinated PIK Bridge Notes

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT  (Continued)


will be replaced with notes of similar terms and interest rate. Although there is no assurance that this will happen, the Company believes that such assumption is reasonable at this time based on the holders' prior extensions of the maturity of the Subordinated PIK Bridge Notes. See "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.


     Management believes that the projected future results, based on these assumptions, are the most likely scenario given the Company's current capital structure. In spite of the fact that the results reflected in the forecasts show improvement over the historical results achieved during the past few years, the cumulative net loss (before goodwill amortization) of approximately $2.6 billion is insufficient to recover the Company's remaining goodwill balance of $129.9 million. Accordingly, the Company wrote off its remaining goodwill balance during the third quarter ended October 30, 1993.

     Changes in the Company's goodwill balance are summarized as follows:


         Balance at January 30, 1993                           $ 140,176

         Amortization                                             (2,933)
         Reclassification to discontinued operations              (7,389)
         Goodwill write-off                                     (129,854)

         Balance at October 30, 1993                            $   -


F.   Restructuring Costs:

     The third quarter ended October 30, 1993 as originally reported included a restructuring charge of $24 million which was recorded in error. As a result of this correction the Company's operating loss, loss from continuing operations and net loss for the thirteen and thirty-nine weeks ended October 30, 1993, were reduced by $24 million as compared to the amounts previously reported.

G.   Interest Expense, Net:

     Interest expense for the thirty-nine week periods ended October 30, 1993 and October 24, 1992 is net of interest income of $3,749,000 and $3,073,000, respectively. Interest expense for the quarters ended October 30, 1993 and October 24, 1992 is net of interest income of $1,174,000 and $624,000, respectively.

H.   Long-Term Debt:

     At October 30, 1993, WP Partners and Blackstone Partners were holders of the Company's Subordinated PIK Bridge Notes with aggregate principal and accrued interest balances of approximately $90.3 million and $86.1 million, respectively. The remainder of the Subordinated PIK Bridge Notes outstanding aggregated approximately $8.8 million at October 30, 1993. The Subordinated PIK Bridge Notes mature December 2, 1996, unless extended by
the holders.   Holdings  anticipates  that, at  least if certain debt of Group continues to be outstanding or is refinanced with similarly restrictive debt, Holdings will not have sufficient cash to pay the Subordinated PIK Bridge Notes in cash at

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT  (Concluded)


maturity in 1996 and, unless such maturity is extended by the holders, Holdings will issue replacement notes as permitted by the terms of the Subordinated PIK Bridge Notes. If issued, each replacement note will mature December 8, 1998, with sinking fund payments equal to one-third of the outstanding principal amount due December 1996 and 1997. Holdings' ability to satisfy the sinking fund payments and the final payment at maturity of the replacement notes, if issued, will depend on the availability of cash at
Holdings.   Holdings anticipates that, at  least if certain
debt of Group continues to be outstanding or is refinanced with similarly restrictive debt, Holdings will not have sufficient cash to satisfy the sinking fund payments or the final payment at maturity of the replacement notes, if issued, unless the sinking fund and final maturity dates are extended
by the holders.   See Note  E elsewhere  in this  Condensed Consolidated
Financial Report and "PART I -FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations" elsewhere herein.

I.   Commitments and Contingencies:

     See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings" elsewhere herein.

     The ultimate outcome of any legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.

J.   Subsequent Event:

     On November 22, 1993, Group entered into a definitive agreement for the sale of Kayser-Roth, which agreement is subject to financing and customary closing conditions. The Company intends to utilize expected proceeds from the disposition to repay outstanding bank debt of Kayser-Roth and to redeem a portion of Group's outstanding 15% Subordinated Notes Due 1995. The balance of the expected proceeds will be used to increase the cash reserves of Group. In connection with the sale of Kayser-Roth, Group will be required to indemnify the purchaser for certain environmental, lease and other liabilities of Kayser-Roth.

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     As previously announced, on November 22, 1993, Group entered into a definitive agreement for the sale of Kayser-Roth for gross proceeds of approximately $233 million (subject to adjustment), which agreement is subject to financing and customary closing conditions. Approximately $70.5 million of the expected proceeds will be utilized to repay outstanding borrowings under the Kayser-Roth Credit Agreement described below.
A portion of the remaining expected proceeds is intended to be utilized to redeem a portion of Group's 15% Subordinated Notes Due 1995 and the balance is to be used to increase the cash reserves of Group. In connection with the sale of Kayser-Roth, the Company will be required to indemnify the purchaser for certain environmental, lease and other liabilities of Kayser-Roth.

     During the current quarter, the Company recorded a non-cash charge of $129.9 million to write off the Company's goodwill balance. The write-off does not impact the Company's liquidity or future cash flows.

     Group's agreements governing outstanding debt restrict the payment of dividends on its Common Stock. Since January 26, 1991, no dividends could be paid by Group to Holdings under the most restrictive provisions in the existing debt agreements of Group. Under these provisions, which are contained in the indenture (the "11-7/8% Indenture") governing the 11-7/8% Senior Subordinated Debentures due 2001 (the "11-7/8% Securities"), as of October 30, 1993, Group would have needed to earn an additional $872 million of consolidated net income (as defined in the 11-7/8% Indenture, as amended) in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine Group's dividend capacity). Accordingly, the Company does not expect Group to be permitted to pay dividends to Holdings during fiscal 1993 or 1994 or in the foreseeable future beyond fiscal 1994, at least so long as the 11-7/8% Securities are outstanding. Even if the 11-7/8% Securities are refinanced, there can be no assurance that any new debt would not contain similarly restrictive covenants. See Note E to Condensed Consolidated Financial Report.

     All the consolidated indebtedness of the Company is indebtedness of Group and its subsidiaries, except for the Subordinated PIK Bridge Notes described below, which mature December 2, 1996, unless extended by the holders, and bear interest payable in cash or in additional Subordinated PIK Bridge Notes, at the option of the Company.

     As of October 30, 1993, the Company had total outstanding indebtedness of $1,020.6 million. Cash interest expense on that indebtedness for the remainder of fiscal 1993 and for 1994 will be approximately $25 million and $90 million, respectively. At the end of fiscal 1992, the Company had total outstanding indebtedness of $997.1 million. Cash interest paid during the thirty-nine week periods ended October 30, 1993 and October 24, 1992 was approximately $64.0 million and $72.5 million, respectively.

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


     The maturities of long-term debt of the Company (excluding borrowings under the Kayser-Roth Credit Agreement described below, which the Company expects to prepay with the expected proceeds from the sale of Kayser-Roth) during the fourth quarter of fiscal 1993 are $6.0 million and for the 1994 and 1995 fiscal years are $24.4 million and $169.5 million, respectively. The maturities due in 1995 include $137.4 million of 15% Subordinated Notes, a portion of which the Company intends to call for early redemption out of the expected proceeds from the sale of Kayser-Roth. During the thirty-nine week periods ended October 30, 1993 and October 24, 1992, the Company expended $72.5 million and $15.1 million, respectively, for the reduction of indebtedness.

     The  Company  makes capital  expenditures on  a  recurring basis
primarily for repairs and replacement of existing capacity.   During the
thirty-nine week periods ended October 30, 1993 and October 24, 1992, the Company's capital expenditures were $35.3 million and $42.2 million, respectively. The Company anticipates that capital expenditures for the full fiscal year will approximate the fiscal 1992 level of $54.2 million. The Company expects capital spending over the next five years to be increased from levels of the previous five years principally to support cyclical growth.

     Group  has   significant  obligations  relating  to  postretirement,
casualty, environmental and other liabilities of divested businesses and will have additional such obligations after the sale of Kayser-Roth. The Company currently expects that most of these liabilities will be paid over the next 15 years, and a substantial amount of these liabilities will be paid in each of the next five years.

     The Company will require substantial amounts of cash to fund cash interest payments on its outstanding indebtedness, current maturities of long-term debt, capital expenditure requirements, liabilities of divested
businesses  and seasonal increases in working capital.   The Company
presently anticipates that its present cash balances, cash generated from operations, proceeds from the sale of Kayser-Roth, and borrowings under existing credit agreements will provide for the Company's cash requirements through the end of fiscal 1994 and into fiscal 1995. Beyond that, the Company expects that it will require alternative financings or asset sales to meet its cash requirements. There can be no assurance as to the timing of any such financings or asset sales or the proceeds the Company could realize therefrom. In addition, restrictions in existing debt agreements of the Company could limit the ability of the Company to effect future financings or asset sales.

     As reflected in the accompanying Consolidated Balance Sheets, the Company had $123.0 million in cash and cash equivalents at October 30, 1993, as compared to $83.7 million at the beginning of the fiscal year. Cash and cash equivalents at October 30, 1993 include Group's cash balance of $119.9 million of which $.3 million was held by C&A and $4.9 million was held by Kayser-Roth Corporation, each a wholly owned subsidiary of Group, and $21.6 million was cash on deposit with an insurer to cover future self-insured losses.

     Net cash used in operating activities for the thirty-nine week period ended October 30, 1993 was $.5 million compared to cash used of $19.5 million for the thirty-nine week period ended October 24, 1992.

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


     On March 25, 1993, Group sold the Engineering Group for total proceeds, before transaction expenses and including cash generated by the Engineering business, of $51.0 million. On October 22, 1993, Group received $35.1 million from Wickes Lumber Company in exchange for a Wickes Lumber Company promissory note and warrant that Group had received in partial consideration for the sale of Wickes Lumber Company in 1988.

     In connection with the acquisition of Group by Holdings in 1988, Group and Holdings entered into a credit agreement with certain banks, which, as amended through fiscal 1992, made available $30 million in revolving loans to Group and certain subsidiaries (the "Working Capital Facility"). Effective March 12, 1993, the credit agreement was further amended, among other things, to permit the Kayser-Roth financing described below to take place, to reduce the maximum size of the Working Capital Facility to $5 million and to limit its use solely to the issuance of letters of credit. As a result of the reduced availability of letters of credit under this facility, the Company was required to increase its cash deposits with an insurer to cover future self-insured losses, which deposits
were approximately $21.6 million  at October  30,  1993.   Effective
September 10, 1993, certain financial covenants of the Working Capital Facility were amended and waived and the expiration date was extended to
September 30, 1994.    At October 30, 1993, accounts receivable aggregating
approximately $1.6 million, including approximately $1.2 million of Dura accounts receivable, were pledged as collateral under the Working Capital Facility. At October 30, 1993, $.9 million of letters of credit were outstanding under the Working Capital Facility. As a result of Group's write-down of its goodwill balance by $144.8 million at October 30, 1993, Group was in default of the net worth and maximum leverage ratio covenants of the Working Capital Facility as of the last day of the fiscal quarter
ended October 30, 1993.   On December  13, 1993, the Working Capital Facility
was amended to waive the default and to reduce the maximum size of the Working Capital Facility to $1 million.

     Group's C&A subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998 (the
"C&A  Credity Agreement").   During the thirty-nine week  period ended October
30, 1993, C&A made net principal repayments under the C&A Credit Agreement of $16.5 million and paid Group dividends aggregating $30 million. Availability under the C&A Credit Agreement is determined monthly based
upon  C&A's receivables  balance.   The C&A Credit  Agreement  permits C&A  to
pay additional dividends to Group only if C&A satisfies a minimum liquidity requirement of $25 million and then limits the amount of total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A's net income (excluding the impact of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions") subsequent to April 27,
1991.   As of October  30, 1993,  an additional $19.6 million was  available to C&A under the C&A Credit Agreement. Although, as of that date, approximately $46.1 million of additional dividends could be paid to Group under the dividend restriction in the C&A Credit Agreement, other financial covenants in the C&A Credit Agreement would limit the amount of
dividends  to approximately  $3.5  million.   C&A  and  its  subsidiaries  are
separate corporate entities and the assets of C&A and its subsidiaries are available first and foremost to satisfy the claims of the creditors of C&A and such subsidiaries. At October 30, 1993, receivables and fixed assets pledged as collateral

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


under the C&A Credit Agreement aggregated approximately $173 million and $110 million, respectively.

     On March 12, 1993, Kayser-Roth and a bank consummated a $40 million credit agreement. Kayser-Roth initially borrowed $35 million under the credit
agreement of which $26 million  was paid to Group  as a dividend.   On May 27,
1993, Kayser-Roth completed a $75 million credit facility (the "Kayser-Roth Credit Agreement") with a group of banks to replace the $40 million credit agreement and, on July 6, 1993, Kayser-Roth paid an additional dividend of $26 million to Group. The maximum size of the Kayser-Roth Credit Agreement
reduces by $7  million per year and  expires on May  31,  1998.    The
Kayser-Roth Credit Agreement permits Kayser-Roth to pay additional dividends to Group in the amount of $9 million, then after May 1994, if Kayser-Roth satisfies a minimum liquidity requirement of $7.5 million and certain financial ratios, $5 million plus 50% (or 75% if certain financial ratios are met) of Kayser-Roth's net income subsequent to January
30, 1993.   Kayser-Roth and  its subsidiaries are separate  corporate entities and the assets of Kayser-Roth and its subsidiaries are available first and foremost to satisfy the claims of the creditors of Kayser-Roth and such
subsidiaries.   At October 30, 1993,  receivables and fixed assets  pledged as collateral under the Kayser-Roth Credit Agreement aggregated approximately $40 million and $28 million, respectively. Group used approximately $41 million of the proceeds from the original and the replacement Kayser-Roth credit facilities to redeem all of its outstanding 12% Sinking Fund Debentures due January 31, 1994 on July 7, 1993. As indicated above, the outstanding borrowings under the Kayser-Roth Credit Agreement of $70.5 million will be repaid with the expected proceeds from the sale of Kayser-Roth.

     Group's Canadian subsidiaries have a bank demand line of credit that made available to them approximately $15.2 million at October 30, 1993, of which approximately $6.7 million was outstanding as of that date.

     The Company is continually exploring borrowing opportunities and evaluating financing and strategic alternatives. In the latter part of fiscal 1992, the Company discussed with its financial advisors the possible issuance of new indebtedness for the purpose of refinancing existing debt. In order to enhance its ability to pursue the proposed refinancing and generally provide the Company with greater flexibility to position itself for potential debt refinancings and an eventual initial public equity offering, Group obtained consents of registered holders of its 11-7/8% Securities to certain amendments of the 11-7/8% Indenture. During the current quarter, management was informed by its financial advisors
that a refinancing,  if   accomplished,  would  not  significantly   reduce
the Company's consolidated interest expense. In addition, the Company has been advised that it would not be feasible to raise new equity capital at this time in order to deleverage the Company.

     In 1989  and 1990, Group's  Board of Directors authorized  expenditures for the voluntary  repurchase from time to time  of Group's outstanding publicly
traded debt securities.   There were no repurchases  of publicly traded
debt during the thirty-nine week periods ended October 30, 1993 and October 24, 1992. Repurchases may be made from time to time through open market or privately negotiated transactions. The Company expects to fund any additional repurchases out of cash from operating activities or

COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


borrowings  under  existing  or new  lines  of  credit.    The timing  of
any such repurchases will depend on market conditions, available cash and other factors that the Board of Directors of Group in its sole discretion deems relevant to the advisability of repurchasing publicly traded debt.

     Additionally, the Board of Directors of the Company has authorized expenditures for the repurchase from time to time of shares of Merger
Preferred Stock.   No new purchases  have  been  made  since  fiscal  1991.
The timing of any additional repurchases will depend on market conditions, available cash and other factors that the Board of Directors of the Company in its sole discretion deems relevant.

     Holdings continually evaluates the strategic fit of its various businesses. As previously announced, Group began selling or disposing of Builders Emporium's inventory and other assets after Group was unsuccessful in finding a buyer for the entire home improvement chain.
The Company  does not  expect the  disposition of Builders Emporium to have a  significant impact on the liquidity of the Company.  As described above, the  Company entered into  a definitive agreement  for the sale  of Kayser-Roth
on November  22,   1993, which  agreement is  subject to  financing and
customary closing conditions.   The expected proceeds  from the sale  of
Kayser-Roth will be used  to repay debt and  for general corporate purposes.
In addition, from time to time the Company has evaluated, and continues to evaluate, acquisitions of other businesses.

     On December 8, 1988, the Company borrowed $142 million from Blackstone Partners, WP Partners and other lenders through the issuance of the
Subordinated PIK Bridge Notes.   At October 30,  1993, $185.2 million of the
Subordinated PIK Bridge Notes was outstanding.   The Subordinated PIK Bridge
Notes mature December 2, 1996, unless extended by the holders. In the event the maturity date is not extended by the holders, the Company may, as permitted by the terms of the Subordinated PIK Bridge Notes, discharge its obligation to pay each Subordinated PIK Bridge Note at its maturity by delivering one or more replacement notes in an aggregate principal amount equal to the principal of and accrued interest on such Subordinated PIK
Bridge Note  through the maturity date.   Holdings' ability to  pay the
Subordinated PIK Bridge Notes at maturity in cash will depend on the availability of cash at Holdings. As discussed above, since January 26,
1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing debt agreements of
Group, and Holdings does not expect Group to be permitted to pay dividends to Holdings during fiscal 1993 or 1994 or in the foreseeable future beyond fiscal 1994, at least so long as the 11-7/8% Securities are
outstanding.   Even if  the 11-7/8% Securities are  refinanced, there can  be no assurance that any new debt would not contain similarly restrictive covenants. Accordingly, Holdings anticipates that, at least if the 11-7/8% Securities continue to be outstanding or are refinanced with similarly restrictive debt, Holdings will not have sufficient cash to pay the Subordinated PIK Bridge Notes in cash at maturity in 1996 and, unless such maturity is extended by the holders, Holdings
will issue the replacement notes.   The holders of the Subordinated PIK Bridge
Notes have three times extended the maturity date and, in the event Holdings does not have sufficient cash to repay the Subordinated PIK Bridge Notes at December 2, 1996, it is possible that the holders would again extend the maturity date, although there can be no assurance that this would happen. If issued, each replacement note would

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


mature December 8, 1998, with sinking fund payments equal to one-third of the outstanding principal amount due in each of December 1996 and
1997.   Holdings' ability to satisfy the sinking  fund payments and the
final payment at maturity  of the  replacement notes,  if issued,   will
depend on the availability of cash at Holdings. Holdings anticipates that, at least if the 11-7/8% Securities continue to be outstanding or are refinanced with similarly restrictive debt, it will not have sufficient cash to satisfy the sinking fund payments or the final payment at maturity of the replacement notes, if issued, unless the sinking fund
and final maturity dates  are extended by  the holders.   Any such  principal
payment default would enable the holders of more than 25% of the outstanding principal amount of all notes to accelerate the notes, provided that Blackstone Partners and WP Partners concur. In addition, with or without such concurrence, the holders could pursue any other right or remedy
available  under law.   Upon  any  voluntary or  involuntary liquidation
(including pursuant to any bankruptcy proceeding), dissolution or winding up of Holdings, holders of its debt would be entitled to be paid out of the assets of Holdings in full before any distribution is made to any preferred or common stockholders of Holdings. For information regarding certain assumptions used in the Company's 35-year forecast, see Note E to Condensed Consolidated Financial Report.

     In connection  with  the  Merger,  approximately  4,250,000  shares  of
Merger Preferred Stock  were issued.   In addition,  approximately 7,125
shares of Merger Preferred Stock may be issued upon exchange of outstanding shares of Intermediate Preferred Stock of Group, at the holder's option. Dividends on the Merger Preferred Stock are payable quarterly and dividends accruing on or prior to February 1, 1995 may be paid, at the option of the Company, in cash (at the rate of $3.875 per year) or in additional shares of preferred stock (at the rate of .04 shares for each $1 of dividends not paid in cash). Dividends accruing after February 1, 1995 may be paid only in
cash.   To  date,  all dividends  have been  paid in  additional  shares of preferred  stock  and  at October  30,  1993,  approximately  6,034,000 shares were outstanding. Since January 25, 1992, and as of October 30, 1993, total liabilities of the Company exceeded total assets based on its balance sheet and therefore, under Delaware law, the payment of dividends on the Merger Preferred Stock will require a determination by the Board of Directors, based on a current valuation of the Company's assets and liabilities, that adequate surplus exists under Delaware law for the purpose of paying dividends. The Board of Directors made that determination with respect to the dividends paid through November 1, 1993, but it is not possible to predict whether or not such a determination will be able to be
made  with respect to future dividends.   In addition, Holdings'  ability to
pay cash  dividends on the Merger Preferred  Stock will  depend on the
availability of  cash at Holdings.   As discussed above,  since January 26,
1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing debt agreements of Group, and Holdings does not expect Group to be permitted to pay dividends to Holdings during fiscal 1993 or 1994 or in the foreseeable future beyond fiscal 1994, at least so long as the 11-7/8% Securities are
outstanding.   Even if the 11-7/8% Securities are refinanced, there  can be no assurance that any  new debt would  not  contain  similarly restrictive
covenants.    (See Note  E  to Condensed Consolidated Financial  Report).
To the extent that dividends were permitted and there was available cash, it is the Company's present expectation that it would direct Group from time to time to declare and pay cash dividends in such available amounts, if any,

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


until Holdings had paid in full the principal and interest on the Subordinated PIK Bridge Notes and, if issued, the replacement notes.
In addition, under certain circumstances, available cash may be used by the Company to repurchase Merger Preferred Stock or to pay dividends on the Company's Common Stock.

     For information regarding commitments and contingencies, see Note I to Condensed Consolidated Financial Report.

Results of Operations

     As described below, management determined that at the end of the current quarter the Company's goodwill balance was not recoverable. Accordingly, the Company wrote off its remaining goodwill balance of $129.9
million as of the end of the  current quarter.    Except  as otherwise  noted,
the following discussion of operating results excludes the impact of this write-off.

     During fiscal 1993 and 1992, the Company has had significant changes in the composition of its continuing operations which are important to
understanding the financial  statements.    During  fiscal  1991,  Group
discontinued the remaining businesses of Wickes Manufacturing consisting of its Dura, Bumper and H. Koch divisions. In July 1992, Group sold the Bumper and H. Koch divisions. As of the end of fiscal 1992, Group reclassified Builders Emporium and the Engineering Group as discontinued
operations held for sale. In March 1993, the Company sold the Engineering Group. At the end of the Company's second fiscal quarter ended July 31, 1993, the Company decided to retain Dura, which manufactures OEM convertible top systems for the automotive industry, because no offers were received that met management's estimate of value. As previously announced, on November 22, 1993, Group entered into a definitive agreement for the sale of Kayser-Roth, which agreement is subject to financing and customary closing conditions. The results of Kayser-Roth, Builders Emporium, the Engineering Group, Bumper and H. Koch are classified as discontinued
operations for  all periods presented.   The  results of  Dura are now
classified in the specialty textiles segment and prior reporting periods have been restated to reflect Dura as a continuing operation.

     For  the  quarter and  thirty-nine  weeks  ended October  30,  1993, net
sales increased   6.3%  to $334.6  million and  1.0% to  $963.4 million,
respectively, as compared to the same  periods of the prior year.   Including
the goodwill write-off, operating loss  for the  quarter and  thirty-nine weeks
ended  October 30,  1993 was $96.4 million  and $59.6   million, respectively,
compared to operating income of $19.2 million and $57.5 million in the same periods of the prior year. Excluding the write-off of goodwill in the current quarter of $129.9 million, operating income increased to $33.5 million and $70.2 million for the quarter and thirty-nine weeks ended October 30, 1993. Operating income is determined by deducting all operating expenses, including amortization of goodwill and the write-off of goodwill from revenues. Operating expenses do not include interest expense.

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


     The Company's specialty textiles segment had operating income of $20.6 million in the current quarter compared to operating income of $15.0 million in the third quarter last year, principally due to an 8.8% increase in sales from $181.9 million to $197.9 million. For the thirty-nine week period ended October 30, 1993, sales increased 2.8% to $562.8 million and operating income increased 12.8% to $49.0 million as compared to the same period of the prior year. This segment continues to experience intense customer pricing pressures as a result of excess capacity at both the
automotive  assembly plant and  supplier levels.   The improvement in  sales
and operating income during the quarter resulted from strong demand generated by a cyclical recovery in the industry as well as a rebound in sales of certain car models for which the Company is a principal supplier.

     Operating income for the home furnishings segment increased from $6.8 million in the third quarter last year to $14.8 million this year on a sales increase from $132.9 million to $136.7 million. For the thirty-nine weeks ended October 30, 1993, sales declined 1.5% to $400.5 million and operating income increased to $28.0 million from $21.8 million in the same period of the prior year. The increase in sales during the quarter is principally due to strong sales by the Company's decorative fabrics
business  offset   by  the  continued  sales  decline   in  the wallcoverings
business.    Although housing  activity  shows  signs  of a  cyclical
recovery, the Company has not experienced increased sales of wallcovering products. Management attributes this to the shift in consumer demand away from wallcoverings and the adverse changes in consumer buying patterns described in Note E of Notes to Condensed Consolidated Financial Report elsewhere herein. Although it is difficult to measure, management also believes the Company has lost some market share pending introduction of new
product lines.   This  segment's increase  in operating  income resulted  from the strong decorative fabric sales, the benefits of previous restructuring programs in the wallcoverings business and the reversal of unneeded inventory reserves of approximately $4.0 million.

     The substantial and continuing losses of Builders Emporium and the inability of Group to sell the Builders Emporium chain as an entity has left the Company with materially higher leverage and interest costs than
previously anticipated.   The inability  of the  Company  to  sell Dura  at
an acceptable  price  along with  the anticipated sale  of  Kayser-Roth at  a price and  on  terms  that are  worse  than management's  prior  expectations
of  value are  additional  adverse factors.   This situation, along with the
adverse industry developments discussed in detail in Note E to Condensed Consolidated Financial Report elsewhere herein, were considered by management in its continuing evaluations of the recoverability of the full cost of its continuing operations.

     In spite of the industry-wide competitive pressures being experienced, the Company, based on the facts presently known to it, is currently expecting both cyclical and long-term improvement in the
results  of  operations.    However, management's  analysis  of  the above
factors and the long-term industry trends suggested that, given the Company's current capital structure, a deterioration of the financial
condition  of the  Company has  occurred.   As a result,  the Company
forecast its operating results forward 35 years, which approximates the remaining amortization period at October 30, 1993, to determine whether net income would be sufficient to recover the Company's remaining
goodwill.   The  Company's forecast assumes that sales growth through 1998 will result

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


from a continuation of the recovery in the automotive and home furnishings markets. After the business cycle peaks in 1998, the forecast reflects a
moderate cyclical downturn and a  contraction of margins.   Over the long
term, sales growth will be limited by capacity constraints and inflationary growth will be partially offset by competitive pricing pressures. Capital spending over the next five years will be increased from levels of the previous five years, principally to support the cyclical growth in the forecast. In general though, capital spending is limited to repair and
replacement  of existing capacity.   The  existing debt  of Group (after
applying the proceeds from the sale of Kayser-Roth) is assumed to be amortized in accordance with its terms. Existing Group debt amortization, as well as other cash requirements, are assumed to be funded by new borrowings at an interest rate of 11%, which approximates the current average cost of
borrowing  of Group.   The forecast assumes that Group's cash flow will be
dedicated to the repayment of Group debt and will be unavailable for the payment of dividends to Holdings until Group achieves an interest coverage ratio of 4 to 1, based on Group's net income before interest, taxes and  amortization.  Based upon  the forecast assumptions, this  will
not occur until  the  year  2013.   The  forecast  assumes  that  the maturity
dates of the Subordinated PIK Bridge Notes will be extended or the Subordinated PIK Bridge Notes will be replaced with notes of similar terms and interest rate. Although there is no assurance that this will happen, the Company believes that such assumption is reasonable at this time based on the holders' prior extensions of the maturity of the Subordinated PIK Bridge Notes.

     Management  believes  that  the  projected  future  results,  based   on
these assumptions,  are the  most  likely scenario  given  the Company's
current  capital structure.    In spite  of the  fact  that the  operating
results reflected in the forecasts show improvement over the historical results achieved during the past few years, the cumulative net loss (before goodwill amortization) of approximately $2.6 billion is insufficient to recover the Company's remaining goodwill balance of $129.9 million, and the Company wrote off its goodwill during the third quarter ended October 30, 1993.

     Interest expense, including amounts allocated to discontinued operations and excluding interest income, increased to $102.5 million for the thirty-nine week period ended October 30, 1993 compared to $101.9 million
for the same period  of the prior year.   Loss from continuing  operations,
net of tax, was $129.8 million and $155.9 million for the quarter and thirty-nine week periods ended October 30, 1993 as compared to $7.5 million and $31.4 million in the comparable periods of the prior year. The thirty-nine weeks ended October 30, 1993 includes a loss on disposal of discontinued operations of $127.7 million, principally to provide additional reserves for losses and costs in connection with the sale or disposition of Builders Emporium inventory, real estate and other assets
and  to  provide for  employee severance  and other costs.   Results for  the
quarter and thirty-nine week periods ended October 30, 1993 included losses from discontinued operations, net of tax, of $.1 million and $4.8 million, respectively, resulting in net losses of $129.9 million and $288.4 million, respectively.

               COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Concluded)


Environmental Matters

     The Company's operations are subject to increasingly stringent Federal, state and local laws and regulations concerning the environment.
These  laws  and regulations  govern   ongoing  operations  and  require  the
remediation  of  sites associated  with former operations.   The Company  has,
over time, received notices that it is a potentially responsible party in a number of administrative proceedings at various sites. It is difficult to estimate the total cost of remediation due to the complexity of the environmental laws and regulations, the uncertainty regarding the extent of the environmental risks and the Company's responsibility and the
selection  of  alternative compliance  approaches.   When  it  has been
possible to reasonably estimate the Company's liability with respect to environmental matters, provisions have been made in accordance with
generally accepted accounting  principles.   In the opinion  of the
Company's management based on the facts presently known to it, the ultimate outcome of any of these environmental matters will not have a material effect on the Company's consolidated financial condition or future results of operations.

     For additional information regarding the foregoing, see "PART II - OTHER INFORMATION Item 1. Legal Proceedings" elsewhere herein.

                                      SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on the 20th day of June 1994.

COLLINS & AIKMAN HOLDINGS CORPORATION
(Registrant)



By: /s/ DAVID J. MCKITTRICK
    David J. McKittrick
    (on behalf of the Registrant
    and as Principal Financial
    and Accounting Officer)