Form 10-K/A
period 1994-01-29
COLLINS & AIKMAN HOLDINGS CORP/DE
filed 1994-06-21
CIK 846815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A


                               AMENDMENT NO. 1 TO

         (MARK ONE)
         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended January 29, 1994.
                                       OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                         Commission file number 1-10218

                                COLLINS & AIKMAN
                              HOLDINGS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           13-3489233
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)

                   8320 UNIVERSITY EXECUTIVE PARK, SUITE 102
                        CHARLOTTE, NORTH CAROLINA 28262
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
           REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704)
                                    548-2350
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                      NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                             ON WHICH REGISTERED
15 1/2% Cumulative Exchangeable Redeemable                           American Stock Exchange
Preferred Stock

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes (X)   No ( )
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
     All voting stock of the Registrant is held by affiliates of the Registrant. As of April 28, 1994, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 35,035,000 shares.
                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES

     INDEX TO AMENDMENT NO. 1 ON FORM 10-K/A TO THE ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 29, 1994.


                                                                                                      Page No.
    Introduction                                                                                          i
    Item  1.     Business                                                                                 1
    Item  7.     Management's Discussion and Analysis of Financial Condition and Results of               7
                 Operations
    Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        17
    Signatures                                                                                           23

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                         AMENDMENT NO. 1 ON FORM 10-K/A
                                     TO THE
                         ANNUAL REPORT ON FORM 10-K FOR
                     THE FISCAL YEAR ENDED JANUARY 29, 1994


                                  INTRODUCTION


     This Amendment No. 1 on Form 10-K/A (this "Amendment") to the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 filed April 29, 1994 (the "1994 10-K") of Collins & Aikman Holdings Corporation (the "Company") is being filed by the Company to amend Items 1, 7 and 14 of the 1994 10-K as set forth below and in the pages attached hereto.


     Item 1 of the 1994 10-K is hereby amended to (i) add a statement at the end of the fourth paragraph thereof defining the terms "leading" and "largest", (ii) add statements regarding sufficiency of facilities at the end of each subsection of the Item headed "Facilities", (iii) add a statement at the end of "Wallcoverings -- Products" regarding sales of Wallcoverings (residential) in the last three fiscal years and (iv) make certain other changes in the description of the Company's products. These revisions parallel amendments made to corresponding information in the Company's Registration Statement on Form S-2 (Registration No. 33-53179) (the "Registration Statement"), largely as a result of comments from the Securities and Exchange Commission ("SEC") in reviewing the Registration Statement.


     Item 7 of the 1994 10-K is hereby amended to (i) exclude reference to a $24 million restructuring charge which was previously recorded in the third quarter of fiscal 1993 in error and reversed in the fourth quarter of fiscal 1993 and
(ii) make other changes in the text of Management's Discussion and Analysis of Financial Condition and Results of Operations in response to SEC comments on the Registration Statement and this item of the 1994 10-K.


     Item 14 of the 1994 10-K is hereby amended to (i) file an additional exhibit (Exhibit 10.25), (ii) revise Note 2 "Summary of Significant Accounting Policies" to provide additional disclosure regarding the Company's deposits with an insurer and insurance reserves, provide policy disclosures regarding the Company's methodology for assessing the recoverability of long lived assets and disclose that newly issued accounting pronouncements will not have a material impact on the Company, (iii) revise Note 19 "Quarterly Financial Data" to exclude a restructuring charge of $24 million that was previously recorded in error, and restate the fourth quarter of fiscal 1993 to exclude the previously reported reversal of this charge and (iv) make additional changes to the Company's consolidated financial statements in response to the SEC's comments on the Registration Statement.


     Except as described above, this Amendment makes no change to Items 1, 7 and 14 of the 1994 10-K or to any of the documents listed in Item 14 and filed as part of the 1994 10-K.


     Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, the complete text of Items 1, 7 and 14, as amended, are included in this Amendment. The Financial Statements as amended, are being filed with, and constitute part of, this Amendment. Exhibit 10.25 has been filed with this Amendment through incorporation by reference to the Registration Statement. All other Exhibits to the 1994 10-K and the Financial Statement Schedules were filed with the 1994 10-K, are not amended by this Amendment and are not included with this Amendment.

                                     PART I
ITEM 1. BUSINESS
     Collins & Aikman Holdings Corporation ("Holdings" or the "Company") (formerly WCI Holdings Corporation) is a Delaware corporation and a wholly owned subsidiary of Collins & Aikman Holdings II Corporation ("Holdings II") (formerly WCI Holdings II Corporation), a corporation jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") (both of which are Delaware limited partnerships) and their respective affiliates. Holdings was formed on September 21, 1988 to acquire all the outstanding common stock of Collins & Aikman Group, Inc. ("Group") (formerly Wickes Companies, Inc.) for approximately $2,607 million, including the assumption of indebtedness (the "1988 Acquisition").
     On April 13, 1989, a wholly owned subsidiary of the Company was merged into Group (the "Merger"), and Group became a wholly owned subsidiary of the Company. The business of Holdings is conducted through Group and the subsidiaries of Group. The acquisition of Group has been accounted for as a purchase and results of operations have been included from the effective date of acquisition.

     Since the 1988 Acquisition, the Company has divested 27 businesses for approximately $1.6 billion. By the end of 1993, the Company had streamlined its operations into its three existing business segments. See Notes 5 and 17 to Consolidated Financial Statements.


     The Company is a leader in each of its three business segments: Automotive Products, the largest supplier of interior trim products to the North American automotive industry; Interior Furnishings, the largest manufacturer of residential upholstery fabrics in the U.S.; and Wallcoverings, the largest producer of residential wallcoverings in the U.S. For certain financial information regarding the Company's business segments, see Note 17 to Consolidated Financial Statements and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." With respect to market or competitive information, references to the Company as "a leader", "a leading" or "one of the leading" manufacturers in a particular product category mean that the Company is one of the principal manufacturers in that product category and references to the Company as "the leader", "the largest" or "the leading" manufacturer in a particular product category mean that the Company has the largest market share based on dollar sales volume in that product category.


     All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

AUTOMOTIVE PRODUCTS
GENERAL

     The Company is a leading designer and manufacturer of automotive products with 1993 net sales in this segment of $677.9 million. Automotive Products supplies four major interior trim products -- automotive seat fabric ("bodycloth"), molded floor carpets, accessory floor mats and luggage compartment trim -- and convertible top stacks. Automotive Products had 1993 net sales in these product lines of $541.5 million. Automotive Products has supplied interior trim products to the automotive industry for over 60 years. While some interior trim suppliers have sales volumes equivalent to or greater than that of the Company in a single product line, management believes that the Company sells a wider variety of interior trim products, has products on more vehicle lines and has a broader, more uniform sales penetration at foreign owned North American automotive production and assembly facilities ("Transplants") and U. S. automotive equipment manufacturers (together with Transplants, "OEMs") than any of its competitors.

     The Company's sales are dependent on certain significant automotive customers. Sales to General Motors Corporation accounted for more than 10% of the Company's net sales in each of 1993, 1992 and 1991, and sales to Chrysler Corporation accounted for approximately 10% of the Company's net sales in each of 1993 and 1992.

     Automotive industry demand historically has been influenced by both cyclical factors and long-term growth trends. Since nearly all of the historic growth in the stock of light vehicles has been associated with increases in the driving age population and real per capita income, the Company anticipates that the fleet of light vehicles will continue to grow at rates consistent with these factors.

     Annual new car and truck sales historically have been cyclical. In the most recent cycle, U.S. light vehicle sales declined from an average of 15.4 million units per year in 1986-1988 to a low of 12.3 million units in 1991. Since late 1993, however, U.S. light vehicles sales have accelerated.

PRODUCTS
     Automotive Products manufactures five principal products: automotive seat fabric, molded floor carpets, accessory floor mats, luggage compartment trim and convertible top stacks. Automotive Products also produces a variety of other automotive and nonautomotive products.
     AUTOMOTIVE SEAT FABRIC. Automotive Products manufactures a wide variety of bodycloth, including flat-wovens, velvets and knits. Automotive Products also laminates foam to bodycloth. In 1993, 1992 and 1991, Automotive Products had net sales of bodycloth of $221.2 million, $191.1 million and $189.8 million, respectively.
     MOLDED FLOOR CARPETS. Molded floor carpets includes polyethylene, barrier-backed and molded urethane underlay carpet. In the Company's automotive molded floor product line, it has developed a "foam-in-place" process to provide floor carpeting with enhanced acoustical and fit characteristics, resulting in a substantial gain in unit selling prices. In 1993, 1992 and 1991 net sales of molded floor carpets were $181.1 million, $173.1 million and $161.9 million, respectively.
     ACCESSORY FLOOR MATS. Automotive Products produces carpeted automotive accessory floor mats for both North American produced vehicles and imported vehicles. In 1993, management estimates that approximately 63% of all vehicles produced in North America included accessory mats as original equipment.
     LUGGAGE COMPARTMENT TRIM. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers, seatbacks, tireboard covers, center pan mats and other trunk trim products.
     CONVERTIBLE TOP STACKS. Automotive Products designs, manufactures and distributes convertible top stacks through its Dura Convertible Systems division ("Dura"). In October 1993, Dura began shipping its "Top-in-a-Box" product for Ford Motor Company's redesigned Mustang vehicle.

     OTHER. Automotive Products also produces a variety of other auto products, including die cuts for automotive interior trim applications, convertible power train units, headliner fabric, molded package shelves, molded hood insulator pads, foam laminated door fabrics and carpet trim and roll goods for export and domestic consumption. Small volumes of certain products, such as residential floor mats, casket and tie linings and sliver knits, are sold to other commercial and industrial markets.

COMPETITION
     The automotive supply business is highly competitive. The primary competitor in bodycloth is Milliken & Company. The primary competitors in molded floor carpet are Masland Corporation and JPS Automotive Products Corp. In accessory floor mats, the Company competes primarily against Pretty Products Company. Automotive Products' primary competitors in luggage compartment trim are Masland Corporation and Gates Corporation. In convertible top stacks, Automotive Products competes primarily against American Sunroof Corporation.
     The Company principally competes for new business at the design stage of new models and upon the redesign of existing models. The Company is vulnerable to a decrease in demand for the models that generate the most sales for the Company, a failure to obtain purchase orders for new or redesigned models and pricing pressure from the major automotive companies.
FACILITIES
     Automotive Products has 34 manufacturing, warehouse and other facilities located in the U.S., Canada and Mexico aggregating approximately 5.9 million square feet. The majority of these facilities are located in North
                                       2

Carolina, Ohio and Michigan and in Ontario and Quebec, Canada. Approximately 90% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide just-in-time ("JIT") inventory delivery to the Company's customers. Capacity at any plant depends, among other things, on the product being produced, the processes and equipment used and tooling. This varies periodically, depending on demand and shifts in production between plants. The Company currently estimates that its Automotive Products plants generally operate at between 50% and 100% of capacity on a six-day basis. The Company's capacity utilization in this segment is generally in line with its past experience in similar economic situations, and the Company believes that its existing facilities are sufficient to meet both this segment's existing needs and its anticipated growth requirements. The Company does not anticipate any circumstances that would render its facilities inadequate for its projected needs.

INTERIOR FURNISHINGS
     Interior Furnishings designs and manufactures residential and commercial upholstery fabrics through its Decorative Fabrics group and high-end specified contract floorcoverings through its Floorcoverings group. In 1993, the Interior Furnishings segment had net sales of $407.2 million.
DECORATIVE FABRICS
     GENERAL. Interior Furnishings' Decorative Fabrics group is the largest designer and manufacturer of upholstery fabrics in the U.S. The Decorative Fabrics group had 1993 net sales of $313.6 million. Decorative Fabrics strives to be the preferred supplier of middle to high-end flat-woven upholstery fabrics to furniture manufacturers and fabric distributors. This group's primary division, Mastercraft, is the leading manufacturer of flat-woven upholstery fabrics. Management believes that Mastercraft has substantially more Jacquard looms and styling capacity dedicated to upholstery fabrics, and offers more patterns (approximately 14,000) in a greater range of price points than any of its competitors. The breadth and size of Mastercraft's manufacturing and design capabilities provide it with exceptional flexibility to respond to changing customer demands and to develop innovative product offerings. In order to accommodate anticipated growth, the Company recently initiated a plan to invest $85 million in Mastercraft between 1994 and 1998. Investment is targeted toward the purchase of high-speed looms to increase capacity and productivity, new electronic jacquard heads to reduce pattern changeover times, and computer monitoring systems to provide information about the manufacturing processes and to improve quality, productivity and capacity.
     The three primary types of upholstery fabric are flat-wovens, velvets and prints. Flat-woven fabrics are made in two major styles: Jacquard, which is produced on high-speed computerized looms capable of weaving intricate designs into the fabric, and Dobby, a plain fabric produced on standard looms. Demand for upholstery fabric generally varies with economic conditions, particularly sales of new and existing homes, and is directly associated with sales of upholstered furniture at the retail level. Shifts in consumer taste can also affect demand for upholstery fabric.
     PRODUCTS. Decorative Fabrics' four operating divisions are Mastercraft, Cavel, Warner and Greeff. Mastercraft and Cavel design and manufacture Jacquards, velvets and other woven fabrics for the furniture, interior design, commercial, recreational vehicle and industrial markets. Greeff and Warner design and distribute high-end designer fabrics to interior designers and specialty retailers in the U.S. and the U.K., respectively.
     Decorative Fabrics had net sales of flat-woven products in 1993, 1992 and 1991 of $268.9 million, $254.7 million and $214.5 million, respectively.
     CUSTOMERS. Decorative Fabrics is a primary supplier to virtually all major furniture manufacturers in the U.S., including La-Z-Boy, Ethan Allen, Thomasville, Flexsteel, Bassett, Broyhill, Baker, Henredon, Rowe and Robert Allen. Due to the breadth of its product offerings, strong design capabilities and superior customer service, the Company has developed close relationships with many of Decorative Fabrics' over 1,000 customers.
                                       3

     Nearly all of Decorative Fabrics' products are made to customer order. This reduces the amount of raw material and finished goods inventory required and greatly reduces product returns, thereby improving profit margins.

     COMPETITION. The U.S. upholstery fabrics market is highly competitive. Manufacturers compete on the basis of design, quality, price and customer service. Decorative Fabrics' primary competitors include Quaker Fabric Corporation, Culp, Inc., Joan Fabrics Corp. and the Burlington House Upholstery Division of Burlington Industries, Inc.

     FACILITIES. Mastercraft operates four weaving plants and one finishing plant in North Carolina aggregating 1.1 million square feet, of which approximately 93% is owned and the remainder is leased. Cavel shares manufacturing capacity with Automotive Products at three plants in Roxboro, North Carolina. Greeff and Warner are designers and distributors, subcontracting all manufacturing. During the last three years, the Company's capacity utilization in the Mastercraft division of the Decorative Fabrics group has consistently averaged nearly 100% on a six-day basis. The Company believes that its existing facilities are sufficient to meet the Decorative Fabrics group's existing needs and, after taking into account Mastercraft's five-year capital investment plan (See "ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources"), anticipated growth requirements. Assuming the completion of Mastercraft's five-year capital investment plan, the Company does not anticipate any circumstances that would render its Decorative Fabrics facilities inadequate for its projected needs.

FLOORCOVERINGS
     GENERAL. The Floorcoverings group of the Interior Furnishings segment is a leading producer of high-end specified contract carpeting products for institutional and commercial customers. In 1993 Floorcoverings had net sales of $93.6 million. Its principal products are six-foot wide rolls and modular carpet tiles. Floorcoverings produces virtually no product for inventory or for commodity markets.
     Since 1990, Floorcoverings has repositioned its product offerings, shedding those products in which it lacked either a low-cost position or proprietary product advantage. By focusing on areas of competitive advantage, Floorcoverings has prospered, notwithstanding a significant downturn in commercial construction and renovation, and increased its average selling price per square yard by over 13%.
     Management estimates that 70% of the Company's floorcoverings business is based on renovation rather than new construction projects. Historically, renovation activity has been significantly less cyclical than new construction. Also, approximately 60% of Floorcoverings' 1993 net sales were to institutional customers such as government, healthcare, and education facilities rather than to commercial market customers. Management believes that government, healthcare and educational customers are stable growth sectors.

     PRODUCTS. Floorcoverings' key competitive advantage in its principal products, six-foot wide rolls and modular carpet tiles, is its patented Powerbond RS(Register mark) adhesive technology, which has 14 years of patent protection remaining. Because the Powerbond RS(Register mark) system uses a peel-and-stick adhesive as opposed to a wet adhesive, it permits the installation of floorcoverings directly on floor surfaces, including existing carpeting, with substantially reduced labor costs and without the fumes of conventional wet adhesives. This allows for less disruptive and less time-consuming installation and, for this reason, is particularly attractive to institutions such as schools and hospitals. In addition to reducing installation downtime for customers to as little as one day, management believes Floorcoverings' product exhibits demonstrably superior durability and cleaning characteristics ideally suited for high-traffic areas such as airline terminals and customers such as Discovery Zone and Blockbuster.

     COMPETITION. The commercial carpet industry is highly competitive, and several of Floorcoverings' competitors have substantially greater commercial carpet sales in the commodity segments of the industry, segments in which Floorcoverings does not compete. Floorcoverings' niche products have demanding specifications and generally cannot be manufactured using the equipment which currently supplies most of the industry's commodity products. The Company's primary competitors are Interface, Milliken & Company, Mohawk Industries and Shaw Industries, Inc.
                                       4

     FACILITIES. Floorcoverings owns and operates four facilities in Dalton, Georgia aggregating approximately 630,000 square feet. The Company currently estimates that Floorcoverings' plants operate at between 35% and 80% of capacity on a six-day basis. The Company's capacity utilization in the Floorcoverings group is generally in line with its past experience in similar economic situations, and the Company believes that its existing facilities are sufficient to meet both this group's existing needs and its anticipated growth requirements. The Company does not anticipate any circumstances that would render its Floorcoverings facilities inadequate for its projected needs.

WALLCOVERINGS
GENERAL

     Wallcoverings, which operates under the name "Imperial", is a leading manufacturer and distributor of a full range of wallcoverings for the residential and commercial sectors of the wallcoverings market with 1993 net sales of $220.4 million. It is the only producer of wallcoverings in the U.S. that is fully integrated from paper production through design and distribution. In addition, management believes that Imperial has a competitive advantage due to its extensive in-house design expertise and licensing arrangements, its low cost, vertically-integrated manufacturing capability and its advanced customer ordering and service network.

     The wallcoverings industry experienced significant and consistent growth from the early 1980s through 1987. This growth resulted in part from increases in new construction starts and existing home sales, which peaked in 1986 to 1987. In addition, a one-time surge in demand created a new industry-wide layer of inventory as a result of the rapid growth of large in-stock retailers. Between 1983 and 1987, the industry's physical shipment volume increased from 137 million to 200 million rolls of wallpaper per year, a 9.9% annual growth rate. Between 1987 and 1990, the industry underwent a contraction, with volume declining dramatically from 200 million rolls in 1987 to 174 million rolls in 1990, a 4.5% annual decline. This resulted from a slowdown in the overall economy, particularly in the housing market, coupled with a reduction in inventory by overstocked retailers. From 1991 to 1993, the industry's physical shipment volume increased at a compound annual growth rate of 3.0%.
     The wallcoverings market can generally be divided into the residential and commercial sectors with the residential sector being the larger of the two sectors. Demand for wallcoverings is primarily influenced by levels of construction, renovation and remodeling. In addition to these cyclical factors, shifts in consumer taste between wallpaper and paint can be a factor. The two primary distribution channels within the residential sector of the wallcoverings market are independent retailers ("dealers") and retail chains.
     The industry contraction of the late 1980s and early 1990s left Imperial with unutilized manufacturing capacity, an oversized distribution network and excess product offerings. Between 1989 and 1992, Imperial implemented a comprehensive downsizing program designed to bring Imperial's high fixed-cost structure into better alignment with the changed industry environment. Imperial closed 22 showrooms and 12 warehouses and reduced fixed costs by nearly 15%. Imperial also substantially reduced the annual introduction rate of new collections and virtually eliminated its use of independent distributors in favor of exclusive captive distribution. This restructuring program improved manufacturing efficiencies, but it adversely affected sales and led to a reduction in shelf space and market share. As a result, Imperial's sales declined during 1992 and into 1993, despite what management now believes to have been a moderate upturn in industry conditions.
     A new management team installed in February 1993 determined that the reduction in new collections had been too severe. Accordingly, in late 1993, management instituted a second restructuring program to bolster its new product introduction rate through aggressive product design efforts. This product line renewal led to 62 collections being introduced in 1993 and 70 collections being planned for introduction in 1994, compared to 45 in 1992. Management is also broadening its selection of in-stock programs and improving its order fulfillment capabilities.
                                       5

PRODUCTS

     Management believes Imperial has maintained its market position due to its competitive edge in color and design. Its in-house studio of approximately 35 artists represents a major strategic investment by Imperial which is supplemented by an active licensing program under which Imperial licenses proven designs from well-known designers. Imperial is continuously introducing new designs and color concepts that supplement its already vast library.

     Imperial offers a large number of well-known brand names, including Imperial, United, Sterling Prints, Katzenbach & Warren, Greeff, Albert Van Luit and Plexus. In addition to these in-house brands, Imperial licenses a number of well-known brand names, including Gear, Laura Ashley, Pfaltzgraff, Croscill, Mario Buatta, David and Dash, Louis Nichole, Clarence House and Carlton Varney, for which it converts home furnishing designs into wallcovering designs. Imperial also distributes the lines of John Wilman, Great Britain's largest wallcoverings designer and manufacturer.
     In recent years, there has been increasing demand for wallcoverings coordinated with decorative accessories such as window treatments, bedding, upholstery fabric and other textile products. To satisfy this demand from upscale home furnishings customers, Imperial provides fabrics, which it generally purchases outside the Company, that are coordinated with its wallcovering designs. Some of these fabrics are supplied by the Mastercraft and Greeff divisions of the Company.

     In 1993, 1992 and 1991, net sales of Wallcoverings (residential) were $196 million, $214 million and $211 million, respectively.

CUSTOMERS
     Dealers and chains account for the largest portion of Imperial's customer base. Management believes that the Company has the leading share in each of these distribution channels. Management believes that Imperial has the most extensive dealer network in the U.S., selling to approximately 15,000 dealers. Imperial also sells to many of the leading chains in the country, including Home Depot, Lowes, Sears, Sherwin Williams and Target.
COMPETITION
     Competition in the wallcoverings industry is based on design, price and customer service. Imperial's principal competitors are Borden, GenCorp, F. S. Schumacher and Seabrook Wallcoverings.
FACILITIES

     Imperial operates five manufacturing facilities in the United States and three in Canada, as well as three distribution centers in the United States aggregating 1.5 million square feet. Of this amount approximately 82% is owned and the remainder is leased, including the three U.S. distribution centers. The Company currently estimates that its Wallcoverings facilities that produce surface print paper generally operate at approximately 35% of capacity on a five-day basis and its facilities that produce gravure paper generally operate between approximately 80% and 100% of capacity on a five-day basis. The Company's capacity utilization in this segment is generally in line with its past experience in similar economic situations, and the Company believes that its existing facilities are sufficient to meet both this segment's existing needs and its anticipated growth requirements. The Company does not anticipate any circumstances that would render its Wallcoverings facilities inadequate for its projected needs.

RAW MATERIALS
     Raw materials and other supplies used in the Company's operations are normally available from a variety of competing suppliers. The loss of a single or few suppliers would not have a material adverse effect on the Company.
                                       6

ENVIRONMENTAL MATTERS
     See "ITEM 3. LEGAL PROCEEDINGS -- Environmental Proceedings" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Environmental Matters."
EMPLOYEES
     As of January 29, 1994, the Company's subsidiaries employed approximately 12,000 persons on a full-time or full-time equivalent basis. Approximately 2,200 of such employees are represented by labor unions. Management believes that the Company's relations with its employees and with the unions that represent certain of them are good.

                                    PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with "ITEM 6. SELECTED FINANCIAL DATA" and the Consolidated Financial Statements of the Company and the notes thereto, included elsewhere in this Form 10-K.
RECENT DEVELOPMENTS

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


     The Recapitalization, if it occurs, would result in the defeasance and redemption, or repayment, of all outstanding indebtedness and preferred stock of the Company and its subsidiaries other than approximately $22.6 million of mortgage and other debt which would remain outstanding. Of the approximately $202.9 million of Subordinated PIK Bridge Notes to be redeemed, approximately $9.7 million would be redeemed for cash and approximately $193.2 million would be exchanged for Common Stock. The sources of capital for the Recapitalization are proceeds of the public offering, available cash and amounts to be available under certain proposed new credit facilities (the "New Credit Facilities").


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


     In connection with the Recapitalization, Holdings II, currently the sole common stockholder of the Company, will be merged into the Company. Concurrently, Group will be merged into its wholly-owned subsidiary, Collins & Aikman Corporation ("C&A Co."). The Company intends to change its name from Collins & Aikman Holdings Corporation to Collins & Aikman Corporation and C&A Co. will change its name to Collins & Aikman Products Co.

GENERAL

     After the 1988 Acquisition, the Company implemented a restructuring plan designed to focus on certain businesses in which it enjoyed a competitive advantage and to eliminate unnecessary corporate overhead. The Company divested 27 business units which in 1988 contributed 73% of net sales. The aggregate proceeds from these divestitures were approximately $1.6 billion, and enabled the Company to reduce total indebtedness from approximately $2.5 billion at December 8, 1988 to $927.3 million at the end of 1993. In addition, the Company reduced and consolidated corporate staffs. Throughout this period, the Company made substantial investments to enhance the competitive position of its three continuing business segments and to strengthen its position as a low-cost producer.

     The Company's continuing business segments consist of Automotive Products, Interior Furnishings and Wallcoverings. The Company's 1993 net sales were $1,305.5 million, with approximately $677.9 million (51.9%) in Automotive Products, $407.2 million (31.2%) in Interior Furnishings, and $220.4 million (16.9%) in Wallcoverings.
     The industries in which the Company competes are cyclical. Automotive Products is influenced by the level of North American vehicle production. Interior Furnishings is primarily influenced by the level of residential, institutional and commercial construction and renovation. Wallcoverings is also influenced by levels of construction and renovation and by trends in home remodeling.

     During 1993, the Company disposed of several businesses and reclassified one subsidiary as a continuing business. Accordingly, the Company's 1993 financial statements reflect (i) the sale of the Company's Engineering Group,
(ii) the disposition of substantially all the assets, and the settlement of substantially all the current liabilities, of the Company's Builders Emporium division ("Builders Emporium"), (iii) the sale of Kayser-Roth, and (iv) the decision to retain Dura. The results of the Engineering Group, Builders Emporium and Kayser-Roth are classified as discontinued operations for all periods. The results of Dura are now classified in Automotive Products and prior reporting periods have been restated to reflect Dura as a continuing operation. As a result of the foregoing, this discussion is not comparable to the previous discussions of the Company's operations. See Note 5 to Consolidated Financial Statements.

     The Company reclassified its industry segments during 1993 to realign its products based on primary customer groups. Businesses related to the automotive industry which were part of the Company's former Specialty Textiles segment have been reclassified as Automotive Products. The decorative fabrics and floorcoverings businesses have been reclassified as Interior Furnishings. Previously, the floorcovering business was part of the Specialty Textiles segment. Wallcoverings' products, which were previously part of the Home Furnishing segment, have been reclassified as Wallcoverings. Industry segment information has been restated for the years 1992 and 1991. See Note 17 to the Consolidated Financial Statements.
     The Company does not believe that inflation has had a material impact on sales or income during the three years ended January 29, 1994.
1993 COMPARED TO 1992
NET SALES
     Net sales increased 2.2% to $1,305.5 million in 1993 (a 52-week year) from $1,277.5 million in 1992 (a 53-week year). The overall increase in net sales reflected improvement in Automotive Products and Interior Furnishings offset by a decrease in net sales at Wallcoverings.

     Automotive Products' net sales increased 5.3% in 1993 to $677.9 million. Net sales growth increased, primarily during the second half of 1993, due to a number of factors. First, the net sales growth appears to reflect cyclical trends. Since late 1993, U.S. light vehicle sales have accelerated, reflecting what management believes to be a cyclical upturn. Second, in recent years, foreign manufacturers have shifted production from off-shore auto plants to newly built or expanded Transplant facilities located in North America. As a consequence, North American production has risen faster than retail sales. The Company has benefitted from this trend. Third, the Company won placement of its products on a number of new and redesigned vehicle lines in 1993. For example, the

Company was awarded the automotive fabric order for the Ford Explorer and displaced one of its bodycloth competitors on the General Motors "W" and "N" body lines. Fourth, the average sales content per vehicle of the five principal automotive products produced by the Company increased in 1993 as it has in each of the last five years. In 1993, the Company continued to benefit from this trend. For example, in 1993 General Motors' Cadillac division began using the Company's technically advanced "foam-in-place" carpet system, which provides significant acoustical benefits and sells at a significantly higher price than traditional molded floor carpet. These factors were offset by decreased demand for products for certain key models in the second quarter due to customers' production downtime during model changeovers.


     Interior Furnishings' net sales increased 3.9% in 1993 to $407.2 million. The increase in net sales was attributable to an increase in U.S. upholstered furniture shipments in 1993 and increased sales of the Company's patented Powerbond RS(Register mark) floorcovering products. Net sales increased by 5.6% at both Mastercraft, which represents 66.0% of Interior Furnishings' sales, and Floorcoverings, due largely to volume increases. These sales increases were offset by decreases in net sales of the lower-end woven velvet product line and the Greeff product line.


     Wallcoverings' net sales decreased 8.9% in 1993 to $220.4 million. The decrease in sales was due primarily to the consolidation of certain product distribution channels and to a reduction in shelf space and market share due to Wallcoverings' downsizing program. In the fourth quarter, management responded to these reduced sales by aggressively rebuilding dealer shelf space. As a result, sample book placements in the dealer market increased.


GROSS MARGIN AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


     Automotive Products' gross margin increased to 18.1% in 1993 from 17.3% in 1992 as a result of improved product mix mainly due to new fabric placements and as a result of improved absorption of fixed manufacturing costs over a larger sales volume. Selling, general and administrative expenses as a percent of net sales decreased to 8.1% in 1993 from 8.9% in 1992. Of this 0.8% decrease, 0.5% was due to the absorption of fixed costs over a greater sales volume with the remainder relating principally to cost reductions from reduced product development activities.


     Interior Furnishings' gross margin decreased to 27.6% in 1993 from 27.9% in 1992 due to price deterioration in the lower-end woven velvet product line of the Decorative Fabrics group. Selling, general and administrative expenses as a percent of net sales decreased to 16.7% from 18.1% primarily due to cost reduction initiatives aimed at streamlining marketing efforts in the Greeff product line.


     Wallcoverings' gross margin increased to 33.9% in 1993 from 32.3% in 1992 as a result of manufacturing cost reduction initiatives aimed at improving product quality and streamlining production processes. Selling, general and administrative expenses were reduced by 1.8% of net sales due to the elimination of outside information systems processing. An 8.9% reduction in sales resulted in an increase in selling, general, and administrative expenses as a percent of net sales to 28.2% from 27.3%.


TOTAL OPERATING EXPENSES


     Total operating expenses were $1,351.7 million and $1,210.6 million in 1993 and 1992, respectively, including $38.3 million ($26.7 million of which was a one-time charge related to the Company's 1993 Employee Stock Option Plan (the "1993 Plan")) and $24.5 million of unallocated corporate expenses, respectively. Operating expenses allocated to the Company's three business segments totaled $1,313.5 million and $1,186.1 million in 1993 and 1992, respectively. These operating expenses in 1993 included certain non-recurring charges relating to the write-off of goodwill in the amount of $129.9 million in the quarter ended October 30, 1993 and goodwill amortization of $2.8 million for the nine months prior to the write-off of goodwill. Operating expenses in 1992 included $10.0 million of charges relating to Wallcoverings' downsizing program and $3.7 million of goodwill amortization. See Notes 3 and 4 to the Consolidated Financial Statements.

INTEREST EXPENSE


     Interest expense allocated to continuing operations, net of interest income of $4.4 million in 1993 and $4.0 million in 1992, increased to $111.3 million during 1993 compared to $110.9 million in 1992. Interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $135.1 million during 1993 compared to $138.3 million in 1992. The decrease in interest expense was due to the additional week in 1992 and a reduction in the Company's weighted average interest rate.

INCOME TAXES
     In 1993 income taxes of $11.3 million consisted of foreign and state taxes. This amount compared with a 1992 tax benefit of $3.2 million which was comprised of a foreign and state tax provision of $3.5 million offset by a Federal tax benefit of approximately $6.7 million.
DISCONTINUED OPERATIONS
     The Company's loss from discontinued operations was $104.3 million for 1993 and $218.3 million for 1992, including losses on disposals of $99.6 million and $168.0 million, respectively.

     The 1993 loss is primarily attributable to the $125.5 million additional charge arising from the Company's determination as of the end of the second quarter of 1993 that it would be unable to sell Builders Emporium as an ongoing entity. This was offset by a $28.1 million gain on the sale of Kayser-Roth. The 1992 loss reflected primarily the expected loss on the anticipated disposition of Builders Emporium.

NET INCOME
     The combined effect of the foregoing resulted in a net loss of $277.7 million in 1993 compared to a net loss of $263.7 million in the prior year. 1992 COMPARED TO 1991
NET SALES
     Net sales increased 7.9% to $1,277.5 million in 1992 (a 53-week year) from $1,184.3 million in 1991 (a 52-week year).
     Automotive Products' net sales increased 5.5% to $643.8 million in 1992 from $610.3 million in 1991, reflecting the impact of a modest increase in the North American vehicle build as well as an improvement in Automotive Products' product mix. The molded carpet product line experienced the largest net sales increase.

     Interior Furnishings net sales increased 16.3% to $391.8 million in 1992 from $336.8 million in 1991 principally due to two factors. First, 1992 net sales reflected the full year impact of the acquisition of Doblin, a manufacturer of high-end Jacquard fabric, in the third quarter of 1991, as well as substantial incremental sales volume from the full utilization of excess manufacturing capacity acquired with Doblin. Second, Floorcoverings' net sales increased 17.7%, which was primarily attributable to restyled product offerings in the six foot roll product line.


     Wallcoverings net sales increased 2.0% to $241.9 million in 1992 from $237.2 million in 1991. The net sales increase reflected a combination of two offsetting factors. During the first quarter of 1992, the Company benefited from the increase in industry demand for wallcoverings. However, this increase was offset by reduced sales due primarily to Wallcoverings' efforts during 1992 to consolidate certain product distribution channels and its downsizing program.


GROSS MARGIN AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


     Automotive Products' gross margin improved slightly due to greater fixed cost absorption because of the 5.5% increase in sales volume in 1992. Selling, general and administrative expenses as a percent of net sales increased to 8.9% in 1992 from 7.7% in 1991 due to increased product development and marketing activities.

     Interior Furnishings' gross margin improved to 27.9% from 26.0% due to improved Decorative Fabrics product mix related to the Doblin acquisition and due to improved Floorcoverings product mix related to restyled product offerings in the six foot roll product line. Selling, general and administrative expenses as a percent of net sales increased to 18.1% from 17.4% due to product development activities in Decorative Fabrics.


     Wallcoverings' gross margin increased to 32.3% in 1992 from 27.4% in 1991 due to manufacturing material cost reduction. Selling, general and administrative expenses as a percent of net sales decreased to 27.3% in 1992 from 29.6% in 1991, due to reduced sample book program costs.


TOTAL OPERATING EXPENSES


     Total operating expenses were $1,210.6 million and $1,133.2 million in 1992 and 1991, respectively, including $24.5 million and $26.7 million of unallocated corporate expense. Operating expenses allocated to the Company's three business segments totaled $1,186.1 million and $1,106.5 million in 1992 and 1991, respectively. Operating expenses in 1992 included $10.0 million of restructuring costs.

RESTRUCTURING CHARGES
     In 1992, the Company reevaluated the distribution methods as well as certain manufacturing and product lines in Wallcoverings. This reevaluation resulted in a restructuring charge of $10.0 million for the closure of certain manufacturing facilities. Of this amount, $2.7 million related to asset write-downs and $7.3 million related to the consolidation of Wallcoverings' operations.
INTEREST EXPENSE
     Interest expense for continuing operations, net of interest income of $4.0 million in 1992 and $7.3 million in 1991, increased to $110.9 million during 1992 compared to $108.0 million in 1991. Interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $138.3 million during 1992 compared to $141.5 million in 1991 principally as a result of the reduction in the Company's weighted average cost of borrowings. INCOME TAXES
     The Company's 1992 tax benefit of $3.2 million includes a foreign and state tax provision of $3.5 million, offset by a Federal tax benefit of approximately $6.7 million. In 1991, income taxes of $12.0 million consisted of foreign and state taxes of $11.7 million and Federal income taxes of $0.3 million. DISCONTINUED OPERATIONS
     As previously discussed, loss from discontinued operations, net of taxes and including loss on disposals, was $218.3 million in 1992 compared to the loss from discontinued operations of $16.4 million in 1991. The 1992 loss primarily reflected the expected loss on the anticipated sale of Builders Emporium. The 1991 loss was attributable to the discontinuation of the remaining businesses of Wickes Manufacturing.
EXTRAORDINARY ITEM AND CHANGE IN ACCOUNTING
     Loss on early retirement of indebtedness, net of taxes, was $1.8 million in 1991. See Note 10 to the Consolidated Financial Statements.
     The cumulative effect on prior years of the change in accounting for postretirement benefits other than pensions was $42.3 million in 1991. See Note 12 to the Consolidated Financial Statements.
NET INCOME
     The combined effect of the foregoing resulted in a net loss of $263.7 million in 1992 compared to a net loss of $133.8 million in 1991.
                                       11

LIQUIDITY AND CAPITAL RESOURCES

     At January 29, 1994, the Company had cash and cash equivalents totaling $81.4 million compared to $83.7 million at January 30, 1993. Included in cash and cash equivalents at January 29, 1994 were $69.8 million held by Group and an additional $8.6 million held by C&A Co. On April 27, 1994, the Company received cash proceeds of $71.2 million, including accrued interest, from the payment of the Kayser-Roth note referred to below.


     The Company's principal uses of funds for the next several years will be to fund principal and interest payments on its indebtedness, net working capital increases and capital expenditures. The Company makes capital expenditures on a recurring basis for replacement and improvements. As of January 29, 1994, the Company had approximately $43.0 million in outstanding capital commitments. During 1994, the Company anticipates capital expenditures will aggregate approximately $80 million as compared to $44.9 million, $38.2 million and $38.9 million during 1993, 1992 and 1991, respectively. This increase is due primarily to the planned acquisition of additional machinery and equipment at Decorative Fabrics' Mastercraft division as part of an $85 million five-year capital investment plan that was initiated this year for the purpose of expanding production capacity at Mastercraft to accommodate anticipated growth. Secondarily, this increase is due to the planned completion of an Automotive Products facility in Mexico for approximately $6.0 million. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. The Company currently estimates that capital expenditures in 1995 will exceed $60 million.


     The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management anticipates that the net cash requirements of its discontinued operations will be approximately $20.9 million during 1994. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's needs relating to discontinued operations can be adequately funded in 1994 by net cash provided by operating activities from continuing operations and by borrowings under bank credit facilities.

     From time to time, the Company evaluates acquisitions. In 1991 the Company acquired the Doblin Fabrics Division of Springs Industries. The Company expects to fund any future acquisitions with net cash provided by operating activities, borrowings under bank credit facilities or the issuance of securities.

     Net cash provided by the operating activities of the Company's continuing operations in 1993 was $22.9 million. If the Recapitalization is effected, the Company expects to have approximately $548 million of outstanding indebtedness and unused borrowing availability of approximately $95 million under the New Credit Facilities after giving effect to the Recapitalization. Management believes that, if the Recapitalization is effected, cash flow from operations and funds available under the New Credit Facilities will be sufficient to fund the Company's long-and short-term liquidity requirements, including working capital, capital expenditures and debt service requirements. However, even if the Recapitalization is effected, the Company and its subsidiaries will continue to have substantial indebtedness outstanding which could (i) adversely affect the Company's ability to obtain additional financing, (ii) decrease the amount of cash flow available for working capital, capital expenditures, acquisitions, general corporate or other purposes, (iii) place the Company at a competitive disadvantage and (iv) render the Company more vulnerable to increases in interest rates or economic downturns.


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

     If the Recapitalization is not successful, management believes that the Company has sufficient liquidity to meet its cash requirements through 1994 and into 1995. To meet long-term cash requirements, the Company will require alternative financing or proceeds from asset sales. There can be no assurance as to the timing of any such financing or asset sales or the proceeds the Company could realize therefrom. Restrictions in existing debt agreements of the Company could limit the ability of the Company to effect future financings and asset sales.
     Group's agreements governing outstanding debt restrict the payment of dividends on its Common Stock. Since January 26, 1991, no dividends could be paid by Group to Holdings under the most restrictive provisions in the existing debt agreements of Group. Under these provisions, which are contained in the indenture, as amended (the "11 7/8% Indenture"), governing the 11 7/8% Senior Subordinated Debentures due 2001 (the "11 7/8% Securities"), as of January 29, 1994, Group would have needed to earn an additional $866.0 million of consolidated net income (as defined in the 11 7/8% Indenture) in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine Group's dividend capacity). Accordingly, the Company does not expect Group to be permitted to pay dividends to it during 1994 or in the foreseeable future beyond 1994, at least so long as the 11 7/8% Securities are outstanding. Even if the 11 7/8% Securities are refinanced, there can be no assurance that any new debt would not contain similarly restrictive covenants.
     All the consolidated indebtedness of the Company is indebtedness of Group and its subsidiaries, except for the Subordinated PIK Bridge Notes described below, which mature December 2, 1996, unless extended by the holders, and bear interest payable in cash or in additional Subordinated PIK Bridge Notes, at the option of the Company.
     As of January 29, 1994, the Company had total outstanding long-term indebtedness of $923.6 million (including the current portion of $25.9 million) at varying interest rates between 5% and 15% per annum. Annual cash interest expense on that indebtedness in 1994 will be approximately $87.2 million. At the end of 1992 and 1991, the Company had total outstanding indebtedness of $997.1 million and $973.4 million, respectively. Cash interest paid during 1993, 1992 and 1991 was approximately $101.5 million, $105.0 million and $120.6 million, respectively.

     The maturities of long-term debt of the Company during 1994, 1995 and 1996 are $25.9 million, $170.9 million and $127.2 million, respectively. See Note 10 to Consolidated Financial Statements. Under the terms of the 11 7/8% Indenture, Group is required to redeem $138 million aggregate principal amount of 11 7/8% Securities on each June 1 from 1993 through 2000 ("Mandatory Redemptions") and to repay the remaining outstanding 11 7/8% Securities at maturity on June 1, 2001. Under the terms of the 11 7/8% Indenture, if Adjusted Net Worth (as such term is defined in the 11 7/8% Indenture) is equal to or less than $700 million on the last day of any fiscal quarter (the "Minimum Equity Test"), Group will be required to begin on the last day of the second fiscal quarter thereafter (unless the Minimum Equity Test is satisfied at the end of the intervening fiscal quarter) semi-annual redemptions ("Accelerated Redemptions") of $138 million aggregate principal amount of 11 7/8% Securities until all the 11 7/8% Securities are redeemed or until the Minimum Equity Test is again satisfied. Group can reduce its obligation to make any cash Mandatory Redemption or Accelerated Redemption payment through the application of previously redeemed or purchased and canceled 11 7/8% Securities as permitted by the Indenture. Group has previously delivered for cancellation $1,033 million in aggregate principal amount of 11 7/8% Securities, which are available for such purpose. Group satisfied the Minimum Equity Test at the end of fiscal 1993. On that date, Adjusted Net Worth was $753.7 million. If Group had not satisfied the Minimum Equity Test at that date and did not subsequently satisfy such test, the first cash redemption payment (after giving effect to credits for previously acquired 11 7/8% Securities) would be required at the end of the fiscal quarter ending January 1997. By comparison, if Group continues to satisfy the Minimum Equity Test at all times or cures any failure of such test prior to any accelerated cash redemption payment becoming due, no cash redemption payment will be required until June 1, 2000.


     During 1993, the Company sold Kayser-Roth for approximately $170 million (subject to post-closing purchase price adjustment), including a $70 million senior unsecured bridge note. A portion of the proceeds was used to repay $66 million of borrowings under a Kayser-Roth credit facility. The Company's Engineering Group, which was discontinued in 1992, was sold during 1993 for approximately $51 million. Additionally, the Company has nearly completed the disposition of the real estate, inventory and other assets of its Builders Emporium home improvement retail chain which the Company discontinued at the end of 1992. During 1993, the Company used cash from the aforementioned sources and new borrowings of $76.1 million to repay $180.0 million of outstanding indebtedness. During 1992 and 1991, the Company expended $54.4 million and $182.8 million, respectively, for the reduction of indebtedness while incurring new indebtedness of $60.1 million and $157.6 million, respectively. On April 27, 1994, the Kayser-Roth note was repaid with accrued interest. The Company intends to use these cash proceeds of $71.2 million for general corporate purposes, including possibly the repurchase of a portion of its 15% Subordinated Notes due 1995 or other debt in open market or privately negotiated transactions.
     Group's C&A Co. subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998 (the "C&A Co. Credit Agreement"). In 1993, C&A Co. made net principal repayments under the C&A Co. Credit Agreement of $54 million and paid Group dividends aggregating $30 million. Availability under the C&A Co. Credit Agreement is determined monthly based upon C&A Co.'s receivables balance. The C&A Co. Credit Agreement permits C&A Co. to pay additional dividends to Group only if C&A Co. satisfies a minimum liquidity requirement of $25 million and then limits the amount of total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A Co.'s net income (excluding the impact of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions") subsequent to April 27, 1991. As of January 29, 1994, an additional $54.8 million was available to C&A Co. under the C&A Co. Credit Agreement. Although, as of that date, approximately $56 million of additional dividends could be paid to Group under the dividend restriction in the C&A Co. Credit Agreement, other financial covenants in the C&A Co. Credit Agreement would limit the amount of dividends to approximately $47 million. C&A Co. and its subsidiaries are separate corporate entities and the assets of C&A Co. and its subsidiaries are available first and foremost to satisfy the claims of the creditors of C&A Co. and such subsidiaries. At January 29, 1994, receivables and fixed assets pledged as collateral under the C&A Co. Credit Agreement aggregated approximately $168 million and $104 million, respectively.
     Group's Canadian subsidiaries have a bank demand line of credit that made available to them approximately $8.5 million at January 29, 1994, of which approximately $5.8 million was outstanding as of that date.
     Group's Board of Directors has authorized expenditures for the voluntary repurchase from time to time of Group's outstanding publicly traded debt securities. During 1991, Group repurchased publicly traded debt securities with a face value of approximately $160 million. The principal source of funds for the repurchase of publicly traded debt in 1991 was net proceeds from borrowings under the C&A Co. Credit Agreement. There were no repurchases of publicly traded debt during 1992 or 1993. Repurchases of publicly traded debt may be made from time to time through open market or privately negotiated transactions. The Company expects to fund any such additional repurchases out of the proceeds of the Kayser-Roth note referred to above, cash from operating activities or borrowings under existing or new lines of credit. Such repurchases may occur prior to the consummation of the proposed Recapitalization (which, if effected as proposed, would result in the defeasance and redemption of such debt) or at any other time, depending on market conditions, available cash and other factors that the Board of Directors of Group in its sole discretion deems relevant to the advisability of repurchasing publicly traded debt.
     Additionally, the Board of Directors of the Company has authorized expenditures for the repurchase from time to time of shares of the Company's
15 1/2% Cumulative Exchangeable Redeemable Preferred Stock (the "Merger Preferred Stock"). The Company expended $4.7 million for the repurchase of approximately 320,000 shares of Merger Preferred Stock in 1991. No new purchases have been made since 1991. The timing of any additional repurchases will depend on market conditions, available cash and other factors that the Board of Directors of the Company in its sole discretion deems relevant. If effected as proposed, the Recapitalization would result in the defeasance and redemption of the Merger Preferred Stock.
     On December 8, 1988, the Company borrowed $142 million from Blackstone Partners, WP Partners and other lenders through the issuance of the Subordinated PIK Bridge Notes. At January 29, 1994, $191.9 million of
                                       14
the Subordinated PIK Bridge Notes was outstanding. The Subordinated PIK Bridge Notes mature December 2, 1996, unless extended by the holders. In the event the maturity date is not extended by the holders, the Company may, as permitted by the terms of the Subordinated PIK Bridge Notes, discharge its obligation to pay each Subordinated PIK Bridge Note at its maturity by delivering one or more replacement notes in an aggregate principal amount equal to the principal of and accrued interest on such Subordinated PIK Bridge Note through the maturity date. Holdings' ability to pay the Subordinated PIK Bridge Notes at maturity in cash will depend on the availability of cash at Holdings. As discussed above, since January 26, 1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing debt agreements of Group, and Holdings does not expect Group to be permitted to pay dividends to Holdings during 1994 or in the foreseeable future beyond 1994, at least so long as the
11 7/8% Securities are outstanding. Even if the 11 7/8% Securities are refinanced, there can be no assurance that any new debt would not contain similarly restrictive covenants. Accordingly, Holdings anticipates that, at least if the 11 7/8% Securities continue to be outstanding or are refinanced with similarly restrictive debt, Holdings will not have sufficient cash to pay the Subordinated PIK Bridge Notes in cash at maturity in 1996 and, unless such maturity is extended by the holders, Holdings will issue the replacement notes. The holders of the Subordinated PIK Bridge Notes have three times extended the maturity date and, in the event Holdings does not have sufficient cash to repay the Subordinated PIK Bridge Notes at December 2, 1996, it is possible that the holders would again extend the maturity date, although there can be no assurance that this would happen. If issued, each replacement note would mature December 8, 1998, with sinking fund payments equal to one-third of the outstanding principal amount due in each of December 1996 and 1997. Holdings' ability to satisfy the sinking fund payments and the final payment at maturity of the replacement notes, if issued, will depend on the availability of cash at Holdings. Holdings anticipates that, at least if the 11 7/8% Securities continue to be outstanding or are refinanced with similarly restrictive debt, it will not have sufficient cash to satisfy the sinking fund payments or the final payment at maturity of the replacement notes, if issued, unless the sinking fund and final maturity dates are extended by the holders. Any such principal payment default would enable the holders of more than 25% of the outstanding principal amount of all replacement notes to accelerate the replacement notes, provided that Blackstone Partners and WP Partners concur. In addition, with or without such concurrence, the holders could pursue any other right or remedy available under law. Upon any voluntary or involuntary liquidation (including pursuant to any bankruptcy proceeding), dissolution or winding up of Holdings, holders of its debt would be entitled to be paid out of the assets of Holdings in full before any distribution is made to any preferred or common stockholders of Holdings. As of April 19, 1994, Blackstone Partners and WP Partners, which together at that date held $187.1 million principal amount of Subordinated PIK Bridge Notes, agreed at the option of the Company exercisable prior to September 15, 1994, to exchange the Notes for shares of Common Stock (which will be restricted stock within the meaning of Rule 144 of the Securities Act of 1993), subject to certain conditions including an initial public equity offering by the Company.
     In connection with the Merger, approximately 4,250,000 shares of Merger Preferred Stock were issued. In addition, approximately 6,500 shares of Merger Preferred Stock may be issued upon the exchange of outstanding shares of Group's 15 1/2% Junior Cumulative Exchangeable Redeemable Preferred Stock (the "Intermediate Preferred Stock"), at the holder's option. Dividends on the Merger Preferred Stock are payable quarterly and dividends accruing on or prior to February 1, 1995 may be paid, at the option of the Company, in cash (at the rate of $3.875 per year) or in additional shares of Merger Preferred Stock (at the rate of .04 shares for each $1 of dividends not paid in cash). Dividends accruing after February 1, 1995 may be paid only in cash. To date, all dividends have been paid in additional shares of Merger Preferred Stock and at January 29, 1994, approximately 6,268,000 shares were outstanding. Since January 25, 1992, and as of January 29, 1994, total liabilities of the Company exceeded total assets based on its balance sheet and therefore, under Delaware law, the payment of dividends on the Merger Preferred Stock will require a determination by the Board of Directors, based on a current valuation of the Company's assets and liabilities, that adequate surplus exists under Delaware law for the purpose of paying dividends. The Board of Directors made that determination with respect to the dividends payable through May 2, 1994, but it is not possible to predict whether or not such a determination will be able to be made with respect to future dividends. In addition, Holdings' ability to pay cash dividends on the Merger Preferred Stock will depend on the availability of cash at Holdings. As discussed above, since January 26, 1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing
                                       15
debt agreements of Group, and Holdings does not expect Group to be permitted to pay dividends to Holdings during 1994 or in the foreseeable future beyond 1994, at least so long as the 11 7/8% Securities are outstanding. Even if the 11 7/8% Securities are refinanced, there can be no assurance that any new debt would not contain similarly restrictive covenants. To the extent that dividends were permitted and there was available cash, if the Recapitalization is not effected, it is the Company's present expectation that it would direct Group from time to time to declare and pay cash dividends in such available amounts, if any, until Holdings had paid in full the principal and interest on the Subordinated PIK Bridge Notes and, if issued, the replacement notes. In addition, under certain circumstances, available cash may be used by the Company to repurchase Merger Preferred Stock or to pay dividends on the Company's Common Stock.
     For information regarding commitments and contingencies, see Note 18 to Consolidated Financial Statements.
ENVIRONMENTAL MATTERS

     The Company is subject to increasingly stringent Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.


     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a PRP in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. Excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 15 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and nine additional sites where the Company is alleged to be responsible for costs of investigation or remediation. The Company's current estimate of its liability for these 24 sites is approximately $29.5 million. As of January 29, 1994, the Company has established reserves of approximately $30.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors. See "ITEM 3, LEGAL PROCEEDINGS -- Environmental Proceedings."

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                           PAGE
                                                                                                          NUMBER
(A)(1)   INDEX TO FINANCIAL STATEMENTS.
         COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
             Report of Independent Public Accountants..................................................     F-1
             Consolidated Statements of Operations for the fiscal years ended January 29, 1994, January
              30, 1993 and January 25, 1992............................................................     F-2
             Consolidated Balance Sheets at January 29, 1994 and January 30, 1993......................     F-3
             Consolidated Statements of Other Paid-In Capital for the fiscal years ended January 29,
              1994, January 30, 1993 and January 25, 1992..............................................     F-4
             Consolidated Statements of Accumulated Deficit for the fiscal years ended January 29,
              1994, January 30, 1993 and January 25, 1992..............................................     F-4
             Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1994, January
              30, 1993 and January 25, 1992............................................................     F-5
             Notes to Consolidated Financial Statements................................................     F-6
(A)(2)   INDEX OF FINANCIAL SCHEDULES
             Report of Independent Public Accountants on Schedules(dag)................................     S-1
             Schedule III-Condensed Financial Information of the Registrant(dag).......................     S-2
             Schedule V-Property, Plant and Equipment(dag).............................................     S-4
             Schedule VI-Accumulated Depreciation and Amortization of Property, Plant and
              Equipment(dag)...........................................................................     S-5
             Schedule VIII-Valuation and Qualifying Accounts(dag)......................................     S-6
             Schedule IX-Short-Term Borrowings(dag)....................................................     S-7
             Schedule X-Supplementary Statements of Operations Information(dag)........................     S-8


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.
(A)(3)    EXHIBITS.
     Please note that in the following description of exhibits, the title of any document entered into, or filing made, prior to and in some cases on July 15, 1992 reflects the name of the entity a party thereto or filing, as the case may be, AT SUCH TIME. Accordingly, documents and filings described below may refer to WCI Holdings II Corporation, WCI Holdings Corporation or Wickes Companies, Inc., if such documents and filings were made prior to and in some cases on July 15, 1992.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           3.1          --  Certificate of Incorporation of Collins & Aikman Holdings Corporation, as amended, is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Holdings Corporation's
                            Registration Statement on Form S-8 (Registration No.33-53321) filed April 28, 1994.(dag)
           3.2          --  By-Laws of Collins & Aikman Holdings Corporation, as amended, is hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Holdings Corporation's Report on Form 10-K for
                            the fiscal year ended January 30, 1993.(dag)





(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           4.1          --  Specimen certificate representing the 15 1/2% Cumulative Exchangeable Redeemable Preferred
                            Stock of Collins & Aikman Holdings Corporation (formerly named WCI Holdings Corporation) is hereby incorporated by reference to Exhibit 4.1 of WCI Holdings Corporation's Quarterly
                            Report on Form 10-Q for the quarter ended April 29, 1989.(dag)
           4.2          --  Certificate of the Powers, Designation, Preferences and Relative, Participating, Optional
                            or Other Rights, and the Qualifications, Limitations or Restrictions of the 15 1/2%
                            Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman Holdings Corporation
                            (formerly named WCI Holdings Corporation) is hereby incorporated by reference to Exhibit
                            4.4 of WCI Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended April
                            29, 1989.(dag)
           4.3          --  Indenture dated as of April 13, 1989, by and between WCI Holdings Corporation and United
                            States Trust Company of New York, as Trustee, regarding WCI Holdings Corporation's 15 1/2%
                            Junior Subordinated Exchange Debentures is hereby incorporated by reference to Exhibit 4.5 of WCI Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended April 29,
                            1989.(dag)
           4.4          --  Subordinated PIK Bridge Note Purchase Agreement dated as of December 7, 1988, for up to
                            $71,000,000 is hereby incorporated by reference to Exhibit (b) (5) of the Final Amendment to WCI Holdings Corporation's Tender Offer Statement on Schedule 14D-1 filed December 12,
                            1988 (SEC File No. 1-10218).(dag)
           4.5          --  Subordinated PIK Bridge Note Purchase Agreement dated as of December 7, 1988, for up to
                            $69,187,500 is hereby incorporated by reference to Exhibit (b) (6) of the Final Amendment to WCI Holdings Corporation's Tender Offer Statement on Schedule 14D-1 filed December 12,
                            1988 (SEC File No. 1-10218).(dag)
           4.6          --  Subordinated PIK Bridge Note Purchase Agreement dated as of December 7, 1988, for up to
                            $5,000,000 is hereby incorporated by reference to Exhibit (b) (7) of the Final Amendment to
                            WCI Holdings Corporation's Tender Offer Statement on Schedule 14D-1 filed December 12, 1988
                            (SEC File No. 1-10218).(dag)
           4.7          --  Subordinated PIK Bridge Note Purchase Agreement dated as of December 7, 1988, for up to
                            $1,812,500 is hereby incorporated by reference to Exhibit (b) (8) of the Final Amendment to
                            WCI Holdings Corporation's Tender Offer Statement on Schedule 14D-1 filed December 12, 1988
                            (SEC File No. 1-10218).(dag)
           4.8          --  Modification Agreements dated as of December 4, 1990 and June 5, 1990 to the Subordinated
                            PIK Bridge Notes, and the Subordinated PIK Bridge Notes dated December 8, 1988 are hereby incorporated by reference to Exhibit 4.10 of WCI Holdings Corporation's Quarterly Report on
                            Form 10-Q for the quarter ended October 27, 1990.(dag)
           4.9          --  Modification and Waiver Agreements dated as of November 25, 1991 and January 24, 1992, to the Subordinated PIK Bridge Notes dated December 8, 1988 are hereby incorporated by reference to Exhibit 4.9 of WCI Holdings Corporation's Report on Form 10-K for the fiscal year ended January 25, 1992.(dag)
           4.10         --  Modification and Waiver Agreement dated as of December 2, 1992 to the Subordinated PIK
                            Bridge Notes dated December 8, 1988 is hereby incorporated by reference to Exhibit 4.10 of
                            Collins & Aikman Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended
                            October 24, 1992.(dag)





(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
           4.11         --  Indenture dated as of January 26, 1985, pursuant to which 7 1/2%/10% Debentures due 2005 of
                            Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit T3-C of Wickes Companies, Inc.'s Application for
                            Qualification of Indentures under the Trust Indenture Act of 1939 on Form T-3, as amended, dated January 2, 1985 (SEC File No. 22-13520).(dag)
           4.12         --  Indenture dated as of May 1, 1985, pursuant to which 11 3/8% Usable Subordinated Debentures due 1997 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(f) of Wickes Companies, Inc.'s
                            Current Report on Form 8-K dated May 21, 1985 (SEC File No. 1-6761).(dag)
           4.13         --  Indenture dated as of May 1, 1985, pursuant to which 15% Subordinated Notes due 1995 of
                            Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(g) of Wickes Companies, Inc.'s Current Report on
                            Form 8-K dated May 21, 1985 (SEC File No. 1-6761).(dag)
           4.14         --  Indenture dated as of June 1, 1986, pursuant to which 11 7/8% Senior Subordinated
                            Debentures due 2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.)
                            were issued is hereby incorporated by reference to Exhibit 4 to Amendment No. 3 to Wickes
                            Companies, Inc.'s Registration Statement on Form S-3 (Registration No. 33-4401) filed June
                            5, 1986.(dag)
           4.15         --  First Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman
                            Group, Inc. and Bank One, Columbus, NA regarding 11 7/8% Senior Subordinated Debentures due
                            2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.17 of Collins & Aikman Holdings Corporation's Report
                            on Form 10-K for the fiscal year ended January 30, 1993.(dag)
           4.16         --  Second Supplemental Indenture dated as of January 29, 1993, by and between Collins & Aikman
                            Group, Inc. and Bank One, Columbus, NA regarding 11 7/8% Senior Subordinated Debentures due
                            2001 of Collins & Aikman Group, Inc. (formerly named Wickes Companies, Inc.) is hereby incorporated by reference to Exhibit 4.18 of Collins & Aikman Holdings Corporation's Report
                            on Form 10-K for the fiscal year ended January 30, 1993.(dag)
           4.17         --  Second Amendment and Restatement of Credit Agreement dated as of April 8, 1994 among
                            Collins & Aikman Group, Inc. and Continental Bank N.A., Individually and as Issuing
                            Bank.(dag)
           4.18         --  Credit Agreement dated as of May 15, 1991, among Collins & Aikman Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and
                            Continental Bank N.A., as Agent, is hereby incorporated by reference to Exhibit 4.19 of WCI
                            Holdings Corporation's Quarterly Report on Form 10-Q for the quarter ended April 27,
                            1991.(dag)
           4.19         --  First Amendment to Credit Agreement dated as of March 11, 1992, among Collins & Aikman
                            Corporation, certain subsidiaries of Collins & Aikman Corporation, the financial institutions party thereto and Continental Bank N.A., as Agent, is hereby incorporated by reference to Exhibit 4.23 of WCI Holdings Corporation's Report on Form 10-K for the fiscal year ended January 25, 1992.(dag)





(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
                            Collins & Aikman Holdings Corporation agrees to furnish to the Commission upon request in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins & Aikman Holdings Corporation or any of its subsidiaries, which debt does not exceed 10% of the total assets of Collins & Aikman
                            Holdings Corporation and its subsidiaries on a consolidated basis.(dag)
          10.1          --  Stockholders Agreement dated as of December 6, 1988, among Blackstone Capital Partners,
                            L.P., Wasserstein Perella Partners, L.P., WCI Holdings II Corporation, WCI Holdings
                            Corporation and WCI Acquisition Corporation is hereby incorporated by reference to Exhibit
                            10.1 of the Registration Statement on Form S-4 of WCI Holdings Corporation and Wickes
                            Companies, Inc. (Registration No. 33-27143) filed February 22, 1989.(dag)
          10.2          --  Amendment No. 1 to Stockholders Agreement dated as of May 1, 1992 to Stockholders Agreement dated as of December 6, 1988 among Blackstone Capital Partners L.P., Wasserstein Perella
                            Partners, L.P., Collins & Aikman Holdings II Corporation, Collins & Aikman Holdings
                            Corporation, and Collins & Aikman Group, Inc. is hereby incorporated by reference to
                            Exhibit 10.2 of Collins & Aikman Holdings Corporation's Quarterly Report on Form 10-Q for
                            the quarter ended October 24, 1992.(dag)
          10.3          --  Employment Agreements dated as of June 16, 1989 between Wickes Companies, Inc. and certain executive officers is hereby incorporated by reference to Exhibit 10.1 of Wickes Companies,
                            Inc.'s Report on Form 10-K for the fiscal year ended January 27, 1990.*(dag)
          10.4          --  First Amendment to Employment Agreements dated as of March 20, 1990 between Wickes
                            Companies, Inc. and certain executive officers is hereby incorporated by reference to
                            Exhibit 10.2 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended
                            January 27, 1990.*(dag)
          10.5          --  Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies,
                            Inc.'s Report on Form 10-K for the fiscal year ended January 26, 1991.*(dag)
          10.6          --  Agreement dated as of February 25, 1993 and First Amendment dated as of March 29, 1993 between Collins & Aikman Group, Inc. and a former executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Holdings Corporation's Report on Form
                            10-K for the fiscal year ended January 30, 1993.*(dag)
          10.7          --  Employment Agreement dated as of May 1, 1991 between Kayser-Roth Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman
                            Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30,
                            1993.*(dag)
          10.8          --  First Amendment to Employment Agreement dated as of May 1, 1991 between Kayser-Roth
                            Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.9 of
                            Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended
                            January 30, 1993.*(dag)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
          10.9          --  Letter Agreement dated as of May 16, 1991 and Employment Agreement dated as of July 22,
                            1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation's Report on Form 10-K
                            for the fiscal year ended January 30, 1993.*(dag)
          10.10         --  First Amendment to Employment Agreement dated as of February 24, 1994 between Collins &
                            Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit
                            10.7 of Collins & Aikman Holdings Corporation's Registration Statement on Form S-2
                            (Registration No. 33-53179) filed April 19, 1994.*(dag)
          10.11         --  Letter Agreements dated as of May 16, 1991 between Collins & Aikman Corporation and certain executive officers is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman
                            Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed
                            April 19, 1994.*(dag)
          10.12         --  Employment Agreement dated as of February 1, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.15 of Collins &
                            Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No.
                            33-53179) filed April 19, 1994.*(dag)
          10.13         --  Agreement dated as of March 23, 1992 between Collins & Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Holdings
                            Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.*(dag)
          10.14         --  First Amendment to Agreement dated as of April 4, 1994 between Collins & Aikman Group, Inc.
                            and an executive officer.*(dag)
          10.15         --  Employment Agreement dated as of April 27, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.16 of Collins & Aikman
                            Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed
                            April 19, 1994.*(dag)
          10.16         --  Letter Agreement dated as of August 12, 1992 between Collins & Aikman Group, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman
                            Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30,
                            1993.*(dag)
          10.17         --  Employment Agreement dated as of March 1, 1993 between Imperial Wallcoverings, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman
                            Holdings Corporation's Registration Statement on Form S-2 (Registration No.33-53179) filed
                            April 19, 1994.*(dag)
          10.18         --  Employment Agreement dated as of October 1, 1993 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins &
                            Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No.
                            33-53179) filed April 19, 1994.*(dag)
          10.19         --  The Wickes Equity Share Plan is hereby incorporated by reference to Exhibit 10.11 of
                            Collins & Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended
                            January 30, 1993.*(dag)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

         EXHIBIT
         NUMBER                                                     DESCRIPTION
          10.20         --  Warrant Agreement dated as of January 8, 1994 by and between Collins & Aikman Group, Inc.
                            and Legwear Acquisition Corporation.(dag)
          10.21         --  1993 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.12 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.(dag)
          10.22         --  1994 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.13 of the
                            Registration Statement on Form S-2 of Collins & Aikman Holdings Corporation (File No.
                            33-53179) filed April 19, 1994.(dag)
          10.23         --  Acquisition Agreement dated as of November 22, 1993 as amended and restated as of January
                            28, 1994, among Collins & Aikman Group, Inc., Kayser-Roth Corporation and Legwear
                            Acquisition Corporation is hereby incorporated by reference to Exhibit 2.1 of Collins &
                            Aikman Holdings Corporation's Current Report on Form 8-K dated February 10, 1994.(dag)
          10.24         --  Letter Agreement dated April 19, 1994 with Blackstone Capital Partners L.P. and Wasserstein
                            Perella Partners, L.P. regarding Subordinated PIK Bridge Notes.(dag)
          10.25         --  Collins & Aikman Corporation 1994 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Holdings Corporation's
                            Amendment No. 3 to Registration Statement on Form S-2 filed June 21, 1994. (File No.
                            33-53179)*
          21            --  List of subsidiaries of Collins & Aikman Holdings Corporation.(dag)
          23.1          --  Consent of Arthur Andersen & Co.


(B) REPORTS ON FORM 8-K.
     No current reports on Form 8-K were filed during the year for which this report on Form 10-K is filed.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


(dag) Previously filed with the Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and not filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of June, 1994.

COLLINS & AIKMAN HOLDINGS CORPORATION

By:        /s/        DAVID J. MCKITTRICK
                        David J. McKittrick
                      PRINCIPAL FINANCIAL AND
                        ACCOUNTING OFFICER

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
To Collins & Aikman Holdings Corporation:
     We have audited the accompanying consolidated balance sheets of Collins & Aikman Holdings Corporation (a Delaware corporation) and subsidiaries as of January 29, 1994 and January 30, 1993, and the related consolidated statements of operations, other paid-in capital, accumulated deficit and cash flows for each of the three fiscal years in the period ended January 29, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Holdings Corporation and subsidiaries as of January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994, in conformity with generally accepted accounting principles.
     As discussed in Notes 2 and 12 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" in the fiscal year ended January 25, 1992.
                                          ARTHUR ANDERSEN & CO.
Charlotte, North Carolina,
April 27, 1994.
                                      F-1

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                       FISCAL YEAR ENDED
                                                                           JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                              1994           1993           1992
Net sales...............................................................   $ 1,305,517    $ 1,277,500    $ 1,184,316
Cost of goods sold......................................................       995,790        978,473        926,817
Selling, general and administrative expenses............................       196,585        218,441        202,690
Management equity plan expense..........................................        26,736             --             --
Restructuring costs.....................................................            --         10,000             --
Goodwill amortization and write-off.....................................       132,630          3,702          3,702
                                                                             1,351,741      1,210,616      1,133,209
Operating income (loss).................................................       (46,224)        66,884         51,107
Interest expense, net of interest income of $4,434, $4,012, and
  $7,299................................................................       111,291        110,867        107,974
Dividends on preferred stock of subsidiary..............................         4,533          4,514          4,515
Loss from continuing operations before income taxes.....................      (162,048)       (48,497)       (61,382)
Income taxes (benefit)..................................................        11,277         (3,156)        11,954
Loss from continuing operations.........................................      (173,325)       (45,341)       (73,336)
Discontinued operations:
  Income (loss) from operations, net of income taxes of $584, $5,700 and
     $2,951.............................................................        (4,775)       (50,317)         3,635
  Loss on disposals, net of income tax benefit of $344,
     $0 and $0..........................................................       (99,564)      (168,000)       (20,000)
Loss before extraordinary item..........................................      (277,664)      (263,658)       (89,701)
Extraordinary loss on early retirement of debt, net of income taxes of
  $0....................................................................            --             --         (1,793)
Cumulative effect on prior years (to January 26, 1991) of change
  in accounting principle, net of income taxes of $0....................            --             --        (42,316)
Net loss................................................................   $  (277,664)   $  (263,658)   $  (133,810)


               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-2

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          JANUARY 29,    JANUARY 30,
                                                                                             1994           1993
                                        ASSETS
Current Assets:
  Cash and cash equivalents............................................................    $  81,373     $    83,688
  Accounts and notes receivable, net...................................................      200,368         164,655
  Inventories..........................................................................      176,062         165,864
  Net assets of discontinued operations................................................           --         190,177
  Receivable from sale of business.....................................................       70,000              --
  Other................................................................................       48,397          23,131
     Total current assets..............................................................      576,200         627,515
Property, plant and equipment, net.....................................................      292,600         292,434
Goodwill...............................................................................           --         132,630
Other assets...........................................................................       50,025          88,855
                                                                                           $ 918,825     $ 1,141,434
                         LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
  Notes payable........................................................................    $   3,789     $     9,067
  Current maturities of long-term debt.................................................       25,895          61,287
  Accounts payable.....................................................................       85,591          75,996
  Accrued expenses.....................................................................      142,351         169,002
  Other................................................................................        2,671             343
     Total current liabilities.........................................................      260,297         315,695
Long-term debt.........................................................................      897,659         920,918
Deferred income taxes..................................................................          640           4,823
Other, including postretirement benefit obligation.....................................      339,768         222,510
Commitments and contingencies (Note 18)................................................
Redeemable preferred stock of subsidiary (aggregate preference in liquidation $129)....          132             165
Preferred stock of subsidiary (aggregate preference in liquidation $45,145)............          181             181
Redeemable preferred stock (aggregate preference in liquidation $156,785)..............      122,368          98,602
Common stock (35,035 shares issued and outstanding)....................................          350             350
Other paid-in capital..................................................................      160,249         133,513
Accumulated deficit....................................................................     (849,337)       (547,950)
Foreign currency translation adjustments...............................................       (5,735)         (4,870)
Pension equity adjustment..............................................................       (7,747)         (2,503)
     Total common stockholder's deficit................................................     (702,220)       (421,460)
                                                                                           $ 918,825     $ 1,141,434

               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-3

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OTHER PAID-IN CAPITAL
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
Balance at beginning of year...............................................    $ 133,513      $ 133,733      $ 133,108
Management equity plan.....................................................       26,736             --             --
Other......................................................................           --           (220)           625
Balance at end of year.....................................................    $ 160,249      $ 133,513      $ 133,733

                 CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
Balance at beginning of year...............................................    $(547,950)     $(265,444)     $(115,827)
Net loss...................................................................     (277,664)      (263,658)      (133,810)
Redeemable preferred stock dividends.......................................      (22,107)       (18,988)       (17,167)
Accretion of difference between redemption value and fair value at date of
  issuance of redeemable preferred stock...................................       (1,616)           140          1,360
Balance at end of year.....................................................    $(849,337)     $(547,950)     $(265,444)

               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-4

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          FISCAL YEAR ENDED
                                                                              JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                                 1994           1993           1992
OPERATING ACTIVITIES
Loss from continuing operations............................................    $(173,325)     $ (45,341)     $ (73,336)
Adjustments to derive cash flow from continuing operating activities:
  Goodwill write-off.......................................................      129,854             --             --
  Management equity plan expense...........................................       26,736             --             --
  Restructuring costs......................................................           --         10,000             --
  Depreciation and amortization............................................       58,037         62,273         61,222
  Increase in accounts and notes receivable................................      (32,982)          (149)        (7,166)
  Decrease (increase) in inventories.......................................       (6,952)         4,308         23,936
  Increase (decrease) in accounts payable..................................       14,145            130         (2,874)
  Other, net...............................................................        7,398         (6,456)       (16,737)
       Net cash provided by (used in) continuing operating activities......       22,911         24,765        (14,955)
Loss from discontinued operations..........................................     (104,339)      (218,317)       (16,365)
Adjustments to derive cash flow from discontinued operating activities:
  Loss on disposals........................................................       99,564        168,000         20,000
  Depreciation and amortization............................................       17,337         22,559         22,919
  Net change in receivables, inventory and accounts payable................       70,162         24,163          5,634
  Other, net...............................................................     (150,141)        (9,863)       (18,653)
       Net cash provided by (used in) discontinued operating activities....      (67,417)       (13,458)        13,535
INVESTING ACTIVITIES
Additions to property, plant and equipment.................................      (56,278)       (54,181)       (61,899)
Sales of property, plant and equipment.....................................       22,710         10,347          7,522
Proceeds from businesses sold..............................................      148,743             --          5,598
Other, net.................................................................       43,983          9,223         27,444
     Net cash provided by (used in) investing activities...................      159,158        (34,611)       (21,335)
FINANCING ACTIVITIES
Issuance of long-term debt.................................................       76,135         60,128        157,587
Reduction of long-term debt................................................     (179,861)       (54,376)      (180,841)
Short-term borrowings (repayments), net....................................       (5,899)         3,554         (1,057)
Other, net.................................................................       (7,342)        (2,918)        (7,046)
     Net cash provided by (used in) financing activities...................     (116,967)         6,388        (31,357)
Decrease in cash and cash equivalents......................................       (2,315)       (16,916)       (54,112)
Cash and cash equivalents at beginning of year.............................       83,688        100,604        154,716
Cash and cash equivalents at end of year...................................    $  81,373      $  83,688      $ 100,604


               The Notes to Consolidated Financial Statements are
          an integral part of these consolidated financial statements.
                                      F-5

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND ACQUISITION:
     Collins & Aikman Holdings Corporation ("Holdings" or the "Company") (formerly WCI Holdings Corporation) is a Delaware Corporation and a wholly-owned subsidiary of Collins & Aikman Holdings II Corporation ("Holdings II") (formerly WCI Holdings II Corporation), a corporation jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") (both of which are Delaware limited partnerships), and their respective affiliates. The Company was formed on September 21, 1988 to acquire all the outstanding common stock of Collins & Aikman Group, Inc. ("Group") (formerly Wickes Companies, Inc.). On April 13, 1989, Group became a wholly-owned subsidiary of the Company. The acquisition of Group has been accounted for as a purchase and the results of operations have been included from the effective date of acquisition.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     FISCAL YEAR -- The fiscal year of the Company ends on the last Saturday of January. Fiscal 1993 and fiscal 1991 were the 52-week years which ended on January 29, 1994 and January 25, 1992, respectively. Fiscal 1992 was the 53-week year which ended on January 30, 1993.
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -- Effective as of the beginning of fiscal 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires accrual, during the period in which eligible employees render service, of the expected cost of providing these benefits to an employee and the employee's beneficiaries and covered dependents. The Company has recorded the cumulative effect at January 26, 1991, net of tax of $0, of $42.3 million as of the beginning of fiscal 1991.
     CONSOLIDATION -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation.
     INCOME TAXES -- During fiscal 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 supersedes Statement of Financial Accounting Standards No. 96, of the same title,which the Company previously followed to account for income taxes. The adoption of SFAS 109 did not impact the Company's financial position or results of operations. (See also Note 15.)
     FOREIGN CURRENCY TRANSLATION -- Foreign currency accounts are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS 52"). SFAS 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustment arising from foreign currency translation is accumulated as a separate component of stockholder's equity. Translation adjustments during fiscal 1993, 1992 and 1991 were ($865,000), ($5.8) million and ($1.9) million, respectively.
     CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less. Included in cash and cash equivalents at January 29, 1994 is $69.8 million held by Group and $8.6 million held by Group's Collins & Aikman Corporation ("C&A Co.") subsidiary.
     INVENTORIES -- Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.
                                      F-6

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     INSURANCE DEPOSITS -- Other current assets at January 29, 1994 include $22.8 million which is on deposit with an insurer to cover the self-insured portion of the Company's workers compensation, automotive and general liabilities. The Company's reserves for these claims are determined based upon actuarial analyses and aggregated $36.5 million at January 29, 1994, $10.6 million of which is classified in current liabilities.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

     Management's policy is to continually review whether there have been any significant and permanent downturns in the industries in which the Company operates, loss of a majority of customers, introduction of substitute products and the current and expected future results of operations in assessing the recoverability of property, plant and equipment and other long-lived assets. When the foregoing considerations suggest that a long-term deterioration in the Company's operations has occurred, management evaluates its long-lived assets for impairment using its forecasted business unit results to determine whether the cost of such assets can be recovered through future operations. Further, net asset costs are also reduced, if required, to net realizable value at the time a disposition is planned.

     GOODWILL -- Until the write-off of goodwill as of October 30, 1993, goodwill was being amortized by the straight-line method over 40 years. Amortization applicable to continuing operations was $2.8 million, $3.7 million and $3.7 million for fiscal 1993, 1992 and 1991, respectively. Accumulated amortization was $16.3 million at January 30, 1993. (See also Note 3.)

     ENVIRONMENT -- Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are generally included in the balance sheet as other noncurrent liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.
     RECLASSIFICATIONS -- Certain reclassifications have been made to the fiscal 1992 and 1991 statements of operations and statements of cash flows and to the January 30, 1993 balance sheet to conform to the fiscal 1993 presentation.

     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS -- The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" and certain other accounting pronouncements which are not yet effective. The adoption of these pronouncements will not have a material effect on the Company's consolidated financial condition or results of operations.

3. GOODWILL:
     At October 30, 1993, before giving effect to the write-off described below, Holdings had $129.9 million of goodwill which arose as a result of the acquisition of Group in December 1988. The substantial losses of Builders Emporium and the inability to sell the Builders Emporium chain as an ongoing entity left the Company with materially higher leverage and interest costs than previously anticipated. The inability of the Company to sell its Dura Convertible Systems division ("Dura") division at an acceptable price along with the sale of Kayser-Roth Corporation ("Kayser-Roth") at a price and on terms that were worse than management's prior expectations of value were additional adverse factors. Prior to the end of the third quarter, management explored debt recapitalization alternatives and the possibility of raising new equity capital. The indications from the financial community at that time were that a debt recapitalization was not likely to significantly reduce the Company's interest burden
                                      F-7

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) and that raising new equity capital to deleverage the Company was not feasible at that time. Although management of the Company, based on the facts known to it at October 30, 1993, was expecting both cyclical and long-term improvement in the results of operations, an analysis suggested that, given the Company's capital structure, a deterioration of the financial condition of the Company had occurred. As a result, the Company forecasted its operating results forward 35 years, which approximated the remaining amortization period of the Company's goodwill at October 30, 1993, to determine whether cumulative net income would be sufficient to recover the goodwill. At October 30, 1993, management believed that the projected future results were the most likely scenario given the Company's capital structure at that time. In spite of the fact that the results reflected in the forecasts showed improvement over the historical results achieved during the past few years, the result was a cumulative net loss. Accordingly, the Company wrote off its remaining goodwill balance of $129.9 million during the third quarter ended October 30, 1993.

     In early 1994, the Company is again exploring the feasibility of a debt recapitalization and an initial public equity offering. (See Note 20.) The holders of $182.7 million of PIK Notes as of January 29, 1994 have now agreed, at the option of the Company exercisable prior to September 15, 1994, to exchange those Notes for shares of Common Stock (which will be restricted stock within the meaning of rule 144 of the Securities Act), subject to certain conditions including an initial public equity offering by the Company. Due largely to this agreement, to improvements in the Company's performance based largely on accelerating North American auto build rates and to increasing receptivity to cyclical industries in the equity markets, the Company's financial advisers have indicated that a debt recapitalization and initial public equity offering may be feasible in fiscal 1994. If a refinancing or initial public equity offering is not accomplished during fiscal 1994, the Company expects that it will have adequate liquidity to meet cash requirements through the end of fiscal 1994 and into fiscal 1995. Beyond that, the Company expects that it will require alternative financings or asset sales to meet its cash requirements.

4. RESTRUCTURING COSTS:

     During fiscal 1992, the Company incurred certain identifiable costs in connection with the restructuring of Wallcoverings. The restructuring costs, aggregating $10 million, principally related to the closure of certain manufacturing and distribution facilities.

5. DISCONTINUED OPERATIONS:
     During fiscal 1991, Group reclassified the remaining businesses of Wickes Manufacturing Company consisting of its Dura, Bumper and H. Koch & Sons ("H. Koch") divisions as discontinued operations. In July 1992, Group sold its Bumper and H. Koch divisions. As of the end of fiscal 1992, Group reclassified Builders Emporium and the Engineering Group as discontinued operations. Group recorded a loss on disposal of discontinued operations of $168 million in the fourth quarter of fiscal 1992 principally to provide for the expected loss on sale of Builders Emporium. In March 1993, the Engineering Group was sold for approximately $51 million.

     As of the end of the second quarter of fiscal 1993, the Company determined that it would be unable to sell Builders Emporium as an ongoing entity. The Company recorded an additional loss on disposal of discontinued operations of $125.5 million principally to (i) provide additional reserves for the significant reduction in estimated proceeds from disposition and other costs in connection with the sale or disposition of Builders Emporium's inventory, real estate and other assets, (ii) provide for employee severance and other costs and
(iii) realize a previously unrecognized loss as a result of the decision to retain Dura. Builders Emporium's inventory was sold during the third and fourth quarters of fiscal 1993 and substantially all accounts receivable and accounts payable balances were settled as of January 29, 1994. Remaining assets and liabilities of Builders Emporium relate primarily to real estate and insurance liabilities which continue to be liquidated.

     Kayser-Roth was reclassified as a discontinued operation at the end of the third fiscal quarter ended October 30, 1993 and was sold on January 28, 1994 for a total price of approximately $170 million (subject to a post-
                                      F-8

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

closing purchase price adjustment). A portion of the proceeds was used to repay $66 million of borrowings under a Kayser-Roth credit facility. In connection with the sale, Group received a 90 day $70 million senior unsecured bridge note from the purchaser which was paid with accrued interest on April 27, 1994. The gain on disposal of $28.1 million in the fourth quarter relates to the sale of Kayser-Roth.

     The results of Builders Emporium, Kayser-Roth, the Engineering Group, Bumper and H. Koch are classified as discontinued operations for all periods presented. At the end of the second fiscal quarter ended July 31, 1993, Group decided to retain its Dura business. The results of Dura are now classified in the automotive products segment and prior reporting periods have been restated to reflect Dura as a continuing operation.
     Summarized statements of operations for periods prior to units being classified as discontinued operations follow (in thousands):

                                                                                FISCAL YEAR ENDED
                                                                    JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                       1994           1993           1992
Sales............................................................    $ 274,297      $ 977,098     $ 1,042,377
Costs and expenses, other than interest..........................      268,083        998,705       1,010,729
Interest expense.................................................       10,405         23,010          25,062
Income (loss) before income taxes................................       (4,191)       (44,617)          6,586
Income taxes.....................................................          584          5,700           2,951
Income (loss) from discontinued operations.......................    $  (4,775)     $ (50,317)    $     3,635


     The above summarized results include Builders Emporium and the Engineering Group through January 30, 1993 and Kayser-Roth through the third quarter ended October 30, 1993 (the respective dates at which these businesses were reclassified as discontinued operations). The summarized statement of operations for fiscal 1991 also includes Bumper and H. Koch through their date of sale. Sales of Builders Emporium in fiscal 1993 aggregated approximately $410 million and sales of Kayser-Roth for the fourth quarter of fiscal 1993 aggregated approximately $95 million. Interest expense of $13.1 million (including $5.5 million of interest expense which was reserved for Builders Emporium and Kayser-Roth), $19.7 million and $22.1 million during fiscal 1993, 1992 and 1991, respectively, has been allocated to discontinued operations based upon the ratio of net book value of discontinued operations (including reserves for loss on disposal) to Group's consolidated invested capital. Interest expense incurred by Builders Emporium and Kayser-Roth subsequent to their reclassification as discontinued operations aggregated $2.2 million. Such amounts were charged to discontinued operations reserves.

     In October 1993, Group received $35.1 million from Wickes Lumber Company in exchange for a Wickes Lumber Company promissory note and warrant that Group had received in partial consideration for the sale of Wickes Lumber Company in 1988.

     The Company incurred fees to Blackstone Partners and WP Partners for services related to divestitures aggregating $4.3 million and $500,000 during fiscal 1993 and 1992, respectively. Amounts in fiscal 1993 related principally to divestiture fees on the sales of Kayser-Roth and the Engineering Group, and advisory services in connection with the sale of Builders Emporium's inventory, real estate and other assets.

     The majority of Builders Emporium's leased properties have been assigned to third parties. In addition, Group has assigned leases in connection with the divestiture of Kayser-Roth, the Engineering Group, Wickes Manufacturing Company and other divested businesses. Although Group has obtained releases from the lessors of certain properties, Group remains contingently liable under most of the leases. Group's future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or future results of operations.
                                      F-9

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
6. ACCOUNTS AND NOTES RECEIVABLE, NET:
     Accounts and notes receivable, net, are summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Accounts and notes receivable..................................................    $ 207,439      $ 171,403
Less allowance for doubtful accounts...........................................       (7,071)        (6,748)
                                                                                   $ 200,368      $ 164,655

7. INVENTORIES:
     Inventory balances are summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Raw materials..................................................................    $  70,762      $  62,663
Work in process................................................................       24,739         26,121
Finished goods.................................................................       80,561         77,080
                                                                                   $ 176,062      $ 165,864

8. PROPERTY, PLANT AND EQUIPMENT, NET:
     Property, plant and equipment, net, are summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Land and improvements..........................................................    $  28,347      $  20,747
Buildings......................................................................      109,275        115,406
Machinery and equipment........................................................      372,208        332,946
Leasehold improvements.........................................................        1,421          1,431
Construction in progress.......................................................       21,863         20,733
                                                                                     533,114        491,263
Less accumulated depreciation and amortization.................................     (240,514)      (198,829)
                                                                                   $ 292,600      $ 292,434

     Depreciation and amortization expense of property, plant and equipment applicable to continuing operations was $42.2 million, $45.5 million and $43.9 million for fiscal 1993, 1992 and 1991, respectively.
9. ACCRUED EXPENSES:
     Accrued expenses are summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Payroll and employee benefits..................................................    $  42,063      $  39,633
Interest.......................................................................       19,242         24,107
Insurance......................................................................       15,152         25,122
Other..........................................................................       65,894         80,140
                                                                                   $ 142,351      $ 169,002

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
10. LONG-TERM DEBT:
     Long-term debt is summarized below (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Senior indebtedness of Group and its subsidiaries:
  Mortgage notes...............................................................    $   1,464      $   1,841
  Notes payable to banks.......................................................        7,595          7,891
  Notes payable to others......................................................        8,266          4,744
  C&A Co. credit facility, average interest rate of 5.5% and 5.3%..............      137,129        191,155
  Debentures due 2005, interest rate 7 1/2% until January 31, 1994, and 10%
     thereafter................................................................      138,694        138,694
  Sinking fund debentures due 1994, interest rate 12%..........................           --         40,982
  Industrial revenue bonds due through 2006, interest rates from
     5% to 7 5/8%..............................................................       11,648         12,754
  Unamortized debt discount....................................................      (33,397)       (38,833)
                                                                                     271,399        359,228
Senior subordinated indebtedness of Group:
  Senior subordinated debentures due 2001, interest rate 11 7/8%...............      347,414        347,414
  Unamortized debt discount....................................................      (46,532)       (49,840)
                                                                                     300,882        297,574
Subordinated indebtedness of Group:
  Subordinated notes due 1995, interest rate 15%...............................      137,359        137,359
  Subordinated debentures due 1997, interest rate 11 3/8%......................       24,500         24,500
  Unamortized debt discount....................................................       (2,446)        (3,131)
                                                                                     159,413        158,728
Indebtedness of Holdings:
  Subordinated PIK bridge notes due December 2, 1996, replacement notes issuable at option of Company through maturity date of December 1998,
     interest rate 14%.........................................................      191,860        166,675
Total debt.....................................................................      923,554        982,205
Less current maturities........................................................      (25,895)       (61,287)
                                                                                   $ 897,659      $ 920,918

     Group's C&A Co. subsidiary consummated a $225 million credit agreement with a syndicate of banks on May 22, 1991 that expires on May 15, 1998 (the "C&A Co. Credit Agreement"). During fiscal 1991, C&A Co. borrowed $152 million under the C&A Co. Credit Agreement. Out of these borrowings, $120 million was paid to Group as a dividend to be used for general corporate purposes. During fiscal 1992, C&A Co. paid Group dividends aggregating $110 million, borrowed an additional $56.0 million and made principal repayments under the C&A Co. Credit Agreement of $10.3 million. During fiscal 1993, C&A Co. paid Group dividends aggregating $30 million, borrowed an additional $17.0 million and made principal repayments under the C&A Co. Credit Agreement of $71.0 million. Availability under the C&A Co. Credit Agreement is determined monthly based upon C&A Co.'s receivables balance. The C&A Co. Credit Agreement permits C&A Co. to pay additional dividends to Group only if C&A Co. satisfies a minimum liquidity requirement of $25 million and then limits the amount of total dividends to $175 million plus 90% (or 100% if certain specified ratios are met) of C&A Co.'s net income (excluding the impact of SFAS 106) subsequent to April 27, 1991. As of January 29, 1994, an additional $54.8 million was available to C&A Co. under the C&A Co. Credit Agreement. Although as of that date
                                      F-11

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) approximately $56 million of additional dividends could be paid to Group under the dividend restrictions in the C&A Co. Credit Agreement, other financial covenants in the C&A Co. Credit Agreement would limit the amount of dividends to approximately $47 million. C&A Co. and its subsidiaries are separate corporate entities and the assets of C&A Co. and its subsidiaries are available first and foremost to satisfy the claims of the creditors of C&A Co. and such subsidiaries. At January 29, 1994, receivables and fixed assets pledged as collateral under the C&A Co. Credit Agreement aggregated approximately $168 million and $104 million, respectively.
     On March 12, 1993, Kayser-Roth and a bank consummated a $40 million credit agreement. Kayser-Roth initially borrowed $35 million under the credit agreement of which $26 million was paid to Group as a dividend. On May 27, 1993, Kayser-Roth completed a $75 million credit facility (the "Kayser-Roth Credit Agreement") with a group of banks to replace the $40 million credit agreement and, on July 6, 1993, Kayser-Roth paid an additional dividend of $26 million to Group. Group used approximately $41 million of the proceeds from the original and the replacement Kayser-Roth credit facilities to redeem all of its outstanding 12% Sinking Fund Debentures due January 31, 1994 on July 7, 1993. Group repaid the outstanding borrowings under the Kayser-Roth Credit Agreement of $66 million with a portion of the cash proceeds from the sale of Kayser-Roth.
     There are limitations on the payment of dividends contained in various debt agreements of Group. Currently, the most restrictive of such limitations is contained in the indenture, as amended, (the "11 7/8% Indenture") governing the 11 7/8% Senior Subordinated Debentures due 2001 (the "11 7/8% Securities"). Since January 26, 1991, no additional dividends could be paid to Holdings under such indenture. Under these provisions as of January 29, 1994, Group would have needed to earn an additional $866 million of consolidated net income (as defined in the 11 7/8% Indenture) in order to eliminate the deficit in its dividend capacity (assuming no change in the other factors used to determine Group's dividend capacity).
     Under the terms of the 11 7/8% Indenture, the Company is required to redeem $138 million aggregate principal amount of 11 7/8% Securities on each June 1 from 1993 through 2000 ("Mandatory Redemptions") and to repay the remaining outstanding 11 7/8% Securities at maturity on June 1, 2001. Under the terms of the 11 7/8% Indenture, if Adjusted Net Worth (as such term is defined in the 11 7/8% Indenture) is equal to or less than $700 million on the last day of any fiscal quarter (the "Minimum Equity Test"), Group would be required to begin on the last day of the second fiscal quarter thereafter (unless the Minimum Equity Test is satisfied at the end of the intervening fiscal quarter) semi-annual redemptions ("Accelerated Redemptions") of $138 million aggregate principal amount of 11 7/8% Securities until all the 11 7/8% Securities are redeemed or until the Minimum Equity Test is again satisfied. The Company can reduce its obligation to make any cash Mandatory Redemption or Accelerated Redemption payment through the application of previously redeemed or purchased and canceled 11 7/8% Securities as permitted by the 11 7/8% Indenture. The Company has previously delivered for cancellation $1,033 million in aggregate principal amount of 11 7/8% Securities, which are available for such purpose. The Company satisfied the Minimum Equity Test at the end of fiscal 1993. On that date, Adjusted Net Worth was $753.7 million. If the Company had not satisfied the Minimum Equity Test at that date and did not subsequently satisfy such test, the first cash redemption payment (after giving effect to credits for previously acquired 11 7/8% Securities) would be required at the end of the fiscal quarter ending January 1997. By comparison, if the Company continues to satisfy the Minimum Equity Test at all times or cures any failure of such test prior to any accelerated cash redemption payment becoming due, no cash redemption payment will be required until June 1, 2000.

     All the consolidated long-term debt of the Company other than the Subordinated PIK Bridge Notes is debt of Group and its subsidiaries. At January 29, 1994, Blackstone Partners and WP Partners were holders of approximately $89.2 million and $93.5 million, respectively, of the Company's Subordinated PIK Bridge Notes, including accrued interest. The remainder of the Subordinated PIK Bridge Notes outstanding aggregated approximately $9.2 million at January 29, 1994. The Subordinated PIK Bridge Notes mature December 2, 1996, unless extended

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) by the holders. Holdings anticipates that, at least if certain debt of Group continues to be outstanding or is refinanced with similarly restrictive debt, Holdings will not have sufficient cash to pay the Subordinated PIK Bridge Notes in cash at maturity in 1996 and, unless such maturity is extended by the holders, Holdings will issue replacement notes as permitted by the terms of the Subordinated PIK Bridge Notes. If issued, each replacement note will mature December 8, 1998, with sinking fund payments equal to one-third of the outstanding principal amount due December 1996 and 1997. Holdings' ability to satisfy the sinking fund payments and the final payment at maturity of the replacement notes, if issued, will depend on the availability of cash at Holdings. Holdings anticipates that, at least if certain debt of Group continues to be outstanding or is refinanced with similarly restrictive debt, Holdings will not have sufficient cash to satisfy the sinking fund payments or the final payment at maturity of the replacement notes, if issued, unless the sinking fund and final maturity dates are extended by the holders. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" elsewhere herein. The Company is not permitted to pay cash dividends on the common stock of the Company until payment in full of the Subordinated PIK Bridge Notes, unless waived by the holders. The Company may purchase or redeem shares of its common stock so long as the aggregate equity investment in the common stock of the Company is at least $75 million.
     The 11 3/8% subordinated debentures of Group become callable on May 1, 1995. The remaining indebtedness of Group is callable at various premiums at Group's option.
     Debt discount applicable to securities issued by Group is based on the present values of amounts to be paid determined at market interest rates in effect at the time the Company acquired Group.
     Maturities of long-term debt during each of the five fiscal years subsequent to January 29, 1994, are $25.9 million, $170.9 million, $127.2 million, $103.8 million and $84.5 million, respectively. Total interest paid by the Company on all indebtedness was $101.5 million, $105.0 million and $120.6 million for fiscal 1993, 1992 and 1991, respectively.
11. LONG-TERM LEASES AND LEASE COMMITMENTS:
     Group is lessee under various long-term operating leases for land and buildings for periods up to forty years. The majority of these leases contain renewal provisions. In addition, Group leases transportation, operating and administrative equipment for periods ranging from one to ten years.
     At January 29, 1994, future minimum lease payments under operating leases are as follows (in thousands):

FISCAL YEAR ENDING
January 1995................................................................   $16,568
January 1996................................................................    12,520
January 1997................................................................     9,165
January 1998................................................................     4,128
January 1999................................................................     1,143
Later years.................................................................     2,171
                                                                               $45,695

     Rental expense of continuing operations under operating leases was $19.2 million, $19.0 million and $15.4 million for fiscal 1993, 1992 and 1991, respectively. Obligations under capital leases are not significant.
12. EMPLOYEE BENEFIT PLANS:
     Subsidiaries of the Company have in effect defined benefit pension plans covering substantially all employees who meet eligibility requirements. Plan benefits are generally based on years of service and employee's compensation during their years of employment. Funding of retirement costs for these plans complies with the
                                      F-13

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) minimum funding requirements specified by the Employee Retirement Income Security Act. Assets of the pension plans are held in a Master Trust which invests primarily in equity and fixed income securities.
     Net periodic pension cost of continuing operations for fiscal 1993, 1992 and 1991 include the following components (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Service cost......................................................     $ 5,232        $ 5,313       $   5,240
Interest cost on projected benefit obligation and service cost....       6,843          6,220           5,947
Actual return on assets...........................................      (6,334)           746         (13,771)
Net amortization and deferral.....................................      (1,836)        (9,298)          5,869
                                                                       $ 3,905        $ 2,981       $   3,285

     The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets at January 29, 1994 and January 30, 1993 (in thousands):

                                                                 JANUARY 29, 1994              JANUARY 30, 1993
                                                                 PLANS FOR WHICH               PLANS FOR WHICH
                                                              ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                              EXCEED        BENEFITS        EXCEED        BENEFITS
                                                            ACCUMULATED      EXCEED       ACCUMULATED      EXCEED
                                                             BENEFITS        ASSETS        BENEFITS        ASSETS
Actuarial present value of benefit obligations:
  Vested benefit obligation..............................    $ (21,352)     $ (82,248)     $ (15,096)     $ (76,493)
  Accumulated benefit obligation.........................    $ (22,214)     $ (86,450)     $ (15,580)     $ (80,023)
Projected benefit obligation.............................    $ (24,317)     $ (89,433)     $ (17,314)     $ (82,658)
Plan assets at fair value................................       24,761         66,794         20,089         72,929
Projected benefit obligation less than
  (in excess of) plan assets.............................          444        (22,639)         2,775         (9,729)
Unrecognized net loss....................................        1,855         20,431            147         19,489
Prior service cost not yet recognized in net periodic
  pension cost...........................................          416         (9,208)           441        (14,336)
Adjustment required to recognize minimum liability.......           --         (7,841)            --         (2,639)
Pension asset (pension liability) recognized in the
  consolidated balance sheets............................    $   2,715      $ (19,257)     $   3,363      $  (7,215)

     The discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 8% at January 29, 1994 and January 30, 1993, respectively. The expected rate of increase in future compensation levels is 4% and 5.5% and the expected long-term rate of return on plan assets is 9% and 10% in fiscal 1993 and 1992, respectively.
     The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS 87") require companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an offsetting intangible pension asset and, in certain situations, a contra-equity balance. In accordance with the provisions of SFAS 87, the consolidated balance sheets at January 29, 1994 and January 30, 1993 include an intangible pension asset of $94,000 and $136,000; an additional minimum pension liability of $7.8 million and $2.6 million; and a contra-equity balance of $7.7 million and $2.5 million, respectively.
                                      F-14

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on a formula as specified in the plan agreements. Contributions related to continuing operations were $4.7 million, $4.0 million and $3.4 million for fiscal 1993, 1992 and 1991, respectively.
     Subsidiaries of the Company have provided postretirement life, health and medical coverage for certain retirees under plans currently in effect. Many of the subsidiaries' domestic employees may be eligible for benefits if they reach retirement age while still employed by the Company.
     Effective as of the beginning of fiscal 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". The Statement requires that costs of such benefits be accrued as a form of deferred compensation earned during the period that employees render service, rather than the previously permitted practice of accounting for such costs as incurred. The Company has elected to recognize the cumulative effect of this change in accounting principle as of the beginning of fiscal 1991.
     The following table sets forth the amount included in the Company's consolidated balance sheets (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Accumulated postretirement benefit obligation:
  Retirees.....................................................................    $  48,559      $  56,497
  Fully eligible active plan participants......................................       12,425         13,145
  Other active plan participants...............................................       13,845         26,366
  Unrecognized prior service gain from plan amendments.........................       23,764             --
  Unrecognized net gain........................................................        7,408          8,869
  Total postretirement benefit obligation......................................    $ 106,001      $ 104,877

     Net periodic postretirement benefit cost of continuing operations, determined on the accrual basis, included the following components (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Service cost -- benefits attributed to service during the year....     $ 2,131        $ 2,168        $ 2,066
Interest cost on accumulated postretirement benefit
  obligation......................................................       4,385          6,865          6,574
Amortization of unrecognized net gain.............................        (200)            --             --
Net periodic postretirement benefit cost..........................     $ 6,316        $ 9,033        $ 8,640

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7% at January 29, 1994 and 8% at January 30, 1993. The plans are unfunded.
     For measurement purposes, a 14% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1993; the rate was assumed to decrease 1% per year to 6% for fiscal 2001 and remain at that level thereafter. The health care cost trend rate assumption has an impact on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of January 29, 1994 by $878,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $103,000.
                                      F-15

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     Effective April 1, 1994, the Company amended the postretirement benefit plan which covers substantially all of the eligible current and retired employees of the Company's continuing operations. Pursuant to the amendment, the Company's obligation for future inflation of health care costs will be limited to 6% per year through March 31, 1998. Subsequent to March 1998, the Company will not provide coverage for inflation in health care costs.
13. COMMON STOCK AND PREFERRED STOCK:
     At January 29, 1994 and January 30, 1993, 1,000 shares of $1.00 par value common stock were authorized, issued and outstanding. The Company's Certificate of Incorporation was amended on April 27, 1994 to authorize 150 million shares of common stock, to reduce the par value of the common stock from $1.00 to $.01 per share and to authorize a 35,035 for 1 stock split of all outstanding shares of common stock. The stock split was effective April 27, 1994. In connection therewith, the common stock and other paid-in capital accounts were adjusted for all periods to reflect the effect of the stock split.

     In connection with the 1989 merger of a wholly owned subsidiary of the Company into Group, approximately 4,250,000 shares of 15 1/2% Cumulative Exchangeable Redeemable Preferred Stock ("Merger Preferred Stock"), par value $.01 (authorized 16,000,000 shares), were issued. In addition, approximately 6,500 shares of Merger Preferred Stock may be issued upon exchange of outstanding shares of Group's 15 1/2% Junior Cumulative Exchangeable Redeemable Preferred Stock ("Intermediate Preferred Stock"), at the holder's option. Each share of preferred stock has a liquidation preference of $25. To the extent the Company shall have funds legally available therefor, the preferred stock is required to be fully redeemed on April 13, 1999 at its liquidation preference per share together with all accrued and unpaid dividends, whether or not declared. Each share is exchangeable, at the Company's option, for 15 1/2% subordinated debentures with a principal amount equal to the liquidation preference of the shares being exchanged (plus accrued and unpaid dividends). Dividends on the Merger Preferred Stock are payable quarterly and dividends accruing on or prior to February 1, 1995 may be paid, at the option of the Company, in cash (at the rate of $3.875 per year) or in additional shares of Merger Preferred Stock (at the rate of .04 shares for each $1 of dividends not paid in cash). Dividends accruing after February 1, 1995 may be paid only in cash. To date, all dividends have been paid in additional shares of Merger Preferred Stock and at January 29, 1994 and January 30, 1993 approximately 6,268,000 and 5,183,000 shares, respectively, were outstanding. Since January 25, 1992, and as of January 29, 1994, total liabilities of the Company exceeded total assets based on its balance sheet and therefore, under Delaware law, the payment of dividends on the Merger Preferred Stock required a determination by the Board of Directors, based on a current valuation of the Company's assets and liabilities, that adequate surplus exists under Delaware law for the purpose of paying dividends. The Board of Directors made that determination with respect to the dividend payable May 2, 1994, but it is not possible to predict whether or not such a determination will be able to be made with respect to future dividends. In addition, Holdings' ability to pay cash dividends on the Merger Preferred Stock will depend on the availability of cash at Holdings. As discussed in Note 10, since January 26, 1991, no additional cash dividends to Holdings have been permitted under the most restrictive provisions in the existing debt agreements of Group, and Holdings does not expect Group to be permitted to pay dividends to Holdings during fiscal 1994 or in the foreseeable future beyond fiscal 1994, at least so long as the 11 7/8% Securities are outstanding. Even if the 11 7/8% Securities are refinanced, there can be no assurance that any new debt would not contain similarly restrictive covenants. Dividends accrued during fiscal 1993, 1992 and 1991, including accretion for difference between redemption value and fair value at date of issuance, aggregated approximately $23.7 million, $18.8 million, and $15.8 million, respectively.

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     At January 29, 1994 and January 30, 1993, 30,000,000 shares of $.10 par value preferred stock of Group were authorized and approximately 1,806,000 shares of convertible preferred stock, Series A were outstanding. Each share of Series A preferred stock of Group, which has an annual dividend of $2.50 per share, is convertible into 0.50 shares of Merger Preferred Stock of the Company, subject to subsequent adjustment pursuant to its terms.
14. STOCK OPTION PLANS:

     Effective on January 28, 1994, the Company adopted the 1993 Employee Stock Option Plan ("1993 Plan") for certain key employees. The 1993 Plan was created for the special purpose of rewarding key employees for the appreciation earned through prior service under the Company's previous equity share plan that was terminated on October 29, 1993. Effective on January 28, 1994, the Company granted options to acquire approximately 3.1 million shares of the Common Stock at an average exercise price of $4.57 per share. The majority of these options vest 40% in June 1995 with the remaining shares vesting in June 1996. In connection with the adoption of this plan, the Company recorded a charge of $26.7 million for management equity plan expense.


     In addition, effective in April 1994 the 1994 Employee Stock Option Plan ("1994 Plan") was adopted as a successor to the 1993 Plan to facilitate awards to certain key employees and to consultants. The 1994 Plan authorizes the issuance of up to 2,980,534 shares of Common Stock and provides that no options may be granted after 10 years from the effective date of this plan. Options for approximately 170,000 shares of Common Stock at an average exercise price of $5.52 per share were granted in April 1994. Management equity plan expense of $1.6 million will be recognized as the options ratably vest over the next three years.

     Upon a change of control, as defined, all of the above options become fully vested and exercisable.
15. INCOME TAXES:
     During the first quarter of fiscal 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 supersedes Statement of Financial Accounting Standards No. 96, of the same title, which the Company previously followed to account for income taxes. The adoption of SFAS 109 did not impact the Company's financial position or results of operations.
                                      F-17

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax liability as of January 29, 1994 and January 30, 1993 were as follows (in thousands):

                                                                                  JANUARY 29,    JANUARY 30,
                                                                                     1994           1993
Deferred tax assets:
  Employee benefits including postretirement benefits..........................    $  69,358      $  68,825
  Net operating loss carryforwards.............................................      151,913         91,817
  Investment tax credit carryforwards..........................................       11,900         14,567
  Alternative minimum tax credits..............................................        7,000          9,523
  Other liabilities and reserves...............................................      130,056        133,586
  Valuation allowance..........................................................     (296,624)      (248,224)
  Total deferred tax asset.....................................................       73,603         70,094
Deferred tax liabilities:
  Property, plant and equipment................................................       51,258         50,213
  Unamortized debt discount....................................................       22,985         24,704
  Total deferred tax liability.................................................       74,243         74,917
Net deferred tax liability.....................................................    $     640      $   4,823

     The valuation allowances of $296.6 million at January 29, 1994 and $248.2 million at January 30, 1993 were established because, in the Company's assessment, it was uncertain whether the net deferred tax assets would be realized.
     The provisions for income taxes applicable to continuing operations for fiscal 1993, 1992 and 1991 are summarized as follows (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Current
  Federal.........................................................     $    --        $(6,677)       $   315
  State and local.................................................       6,462          4,896          5,470
  Foreign.........................................................       7,697          5,739          2,193
                                                                        14,159          3,958          7,978
Deferred
  State and local.................................................         (16)        (5,936)         3,339
  Foreign.........................................................      (2,866)        (1,178)           637
                                                                        (2,882)        (7,114)         3,976
  Income taxes (benefit)..........................................     $11,277        $(3,156)       $11,954

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Domestic..........................................................    $(172,183)     $ (60,966)     $ (69,454)
Foreign...........................................................       10,135         12,469          8,072
                                                                      $(162,048)     $ (48,497)     $ (61,382)

     A reconciliation between income taxes computed at the statutory Federal rate (35% for fiscal 1993 and 34% for fiscal 1992 and 1991) and the provisions for income taxes applicable to continuing operations is as follows (in thousands):

                                                                                 FISCAL YEAR ENDED
                                                                     JANUARY 29,    JANUARY 30,    JANUARY 25,
                                                                        1994           1993           1992
Amount at statutory Federal rate..................................    $ (56,717)     $ (16,489)     $ (20,870)
State and local income taxes, net of Federal income tax benefit...        6,229         (2,893)         5,814
Foreign tax more than Federal tax at statutory rate...............        1,284            321             86
Amortization and write-off of goodwill............................       46,421          1,258          1,368
Valuation allowance...............................................       16,095         15,103             --
Net operating loss generated......................................           --             --         26,146
Other.............................................................       (2,035)          (456)          (590)
Income taxes (benefit)............................................    $  11,277      $  (3,156)     $  11,954

     In addition, the valuation allowance was increased by $38.4 million in fiscal 1993 and $79.0 million in fiscal 1992 to offset deferred tax assets arising from the losses of discontinued operations.
     At January 29, 1994, Holdings had the following tax attribute carryforwards available for Federal income tax purposes (in thousands):

                                                                                              EXPIRATION
                                                                                   AMOUNT       DATES
Net operating losses -- regular tax
  Preacquisition, subject to limitations.......................................   $134,000     1996-2003
  Postacquisition, unrestricted................................................    300,000     2006-2008
                                                                                  $434,000
Net operating losses -- alternative minimum tax
  Preacquisition, subject to limitations.......................................   $118,000     1996-2002
  Postacquisition, unrestricted................................................    236,000     2006-2008
                                                                                  $354,000
Investment tax and other credits
  Preacquisition, subject to limitations.......................................   $ 11,900     1994-2003
Alternative minimum tax credits................................................   $  7,000      No limit

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     The regular tax net operating loss carryforwards include amounts related to Kayser-Roth and subsidiaries for preacquisition regular tax purposes, subject to limitations, of $35 million and postacquisition regular tax purposes, unrestricted, of $62 million. Alternative minimum tax net operating loss carryovers include amounts related to Kayser-Roth and subsidiaries of $33 million for preacquisition alternative minimum tax purposes, subject to limitations, and $51 million for postacquisition alternative minimum tax purposes, unrestricted. Although the sale agreement provides that an election will be made (under Section 338(h)(10) of the Internal Revenue Code) to treat the sale as an asset sale for Federal income tax purposes, there are provisions whereby the purchaser of Kayser-Roth and the Company can reevaluate this decision. If the purchaser and the Company mutually agree to treat the transaction as a stock sale rather than an asset sale, the net operating losses ("NOLs") related to Kayser-Roth and subsidiaries will be transferred from the Company to the purchaser.

     The Internal Revenue Service has examined the returns of C&A Co. and its subsidiaries for the last three fiscal years prior to its acquisition by Group in December 1986. Certain adjustments were agreed to and the effect of those adjustments, principally reductions to the net operating loss carryforwards and investment tax credit carryforwards, are reflected in the amounts discussed above. In the course of anexamination of the Company's Federal income tax returns for fiscal 1988 and 1989, the IRS has challenged the availability of $176.6 million of the Company's approximately $434.0 million of current NOLs. The examination is at a preliminary stage and management believes that the basis for the IRS' position is unclear. Management disputes the IRS' challenge and believes that substantially all of the NOLs should be available (subject to certain limitations) to offset its income, if any, in the future. If the IRS were to maintain its position and all or a major portion of such position were to be upheld in litigation, the amount of the NOLs available to the Company in future years would be materially reduced.

     The Company has entered into a tax sharing agreement with Group and its subsidiaries. The tax sharing agreement provides for payments to (from) the Company for utilization of the Company's tax losses by Group and its subsidiaries. The agreement provides for tax sharing payments calculated in accordance with Federal tax regulations. Tax sharing payments received from Group during fiscal 1993, 1992 and 1991 were $0, $4.5 million and $7.2 million, respectively. The Company's tax sharing payable to Group of $8.8 million at January 29, 1994 and the related fiscal 1992 tax sharing benefit result from the utilization of tax loss carrybacks. This payable to Group is currently expected to be settled through offset against future years tax sharing receivable amounts.
     Income taxes paid, net of refunds, were $3.3 million, $16.8 million, and $19.0 million for fiscal 1993, 1992 and 1991, respectively.
16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
    CASH AND CASH EQUIVALENTS, ACCOUNTS AND NOTES RECEIVABLE, AND ACCOUNTS PAYABLE -- The carrying amount approximates fair value because of the short maturity of these instruments.

    RECEIVABLE FROM SALE OF BUSINESS AND LONG-TERM INVESTMENTS -- Fair value approximates carrying value.

    LONG-TERM DEBT -- The fair value of Group's publicly-traded long-term debt is based upon the quoted market price of the issues. The fair value of the remaining long-term debt of the Company approximates the carrying value. PREFERRED STOCK -- The fair value of the Company's redeemable preferred stock and the Series A preferred stock of Group is based upon the quoted market price. The fair value of the redeemable preferred stock of Group approximates the carrying value.
                                      F-20

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     The estimated fair values of the Company's financial instruments are summarized as follows (in thousands):

                                                                     JANUARY 29, 1994          JANUARY 30, 1993
                                                                  CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                                   AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
Receivable from sale of business...............................   $ 70,000    $   70,000    $     --     $      --
Long-term investments..........................................      1,046         1,046      29,344        29,344
Long-term debt.................................................    923,554     1,017,927     982,205       997,450
Preferred stock................................................    122,681       161,200      98,948        75,650

17. INFORMATION ABOUT SEGMENTS OF THE COMPANY'S OPERATIONS:
     The Company reclassified its industry segments during 1993 to realign its products based on primary customer groups. Businesses related to the automotive industry which were part of Specialty Textiles have been renamed Automotive Products. The decorative fabrics and floorcoverings businesses have been reclassified as Interior Furnishings. Previously, the floorcoverings business was part of the Specialty Textiles segment. Wallcoverings products which were previously part of the Home Furnishings segment have been renamed Wallcoverings. Industry segment information has been restated for fiscal 1992 and 1991.
     For fiscal 1993, 1992 and 1991, sales to General Motors Corporation approximated 16.1%, 15.3% and 17.2%, respectively, and sales to Chrysler Corporation approximated 10.0%, 10.2% and 8.3%, respectively, of total consolidated sales. These sales were part of the Automotive Products segment.
     Information about the Company's segments for fiscal 1993, 1992 and 1991 follows (in thousands):

                                                          OPERATING
                                                           INCOME         DEPRECIATION
                                                NET        (LOSS)             AND                           CAPITAL
FISCAL YEAR ENDED JANUARY 29, 1994             SALES         (B)        AMORTIZATION (E)    ASSETS(B)     EXPENDITURES
Automotive Products........................ $   677,867   $  (2,261)        $ 25,873        $  379,637      $ 29,208
Interior Furnishings.......................     407,201      12,175           12,521           226,417        11,768
Wallcoverings..............................     220,449     (17,856)           6,229           125,387         3,751
                                              1,305,517      (7,942)(c)       44,623           731,441        44,727
Corporate items............................          --     (38,282)(d)          384           187,384           196
                                              1,305,517     (46,224)          45,007           918,825        44,923
Discontinued operations....................          --          --           16,340                --        11,355
                                            $ 1,305,517   $ (46,224)        $ 61,347        $  918,825      $ 56,278
                                                          OPERATING
                                                           INCOME         DEPRECIATION
                                                NET        (LOSS)             AND                           CAPITAL
FISCAL YEAR ENDED JANUARY 30, 1993 (A)         SALES         (B)        AMORTIZATION (E)    ASSETS (B)    EXPENDITURES
Automotive Products........................ $   643,827   $  52,684         $ 29,419        $  403,148      $ 20,563
Interior Furnishings.......................     391,778      37,520           13,003           240,292        14,295
Wallcoverings..............................     241,895       1,141            6,545           170,516         3,045
                                              1,277,500      91,345(c)        48,967           813,956        37,903
Corporate items............................          --     (24,461)(d)          198           137,301           306
                                              1,277,500      66,884           49,165           951,257        38,209
Discontinued operations....................          --          --           22,541           190,177        15,972
                                            $ 1,277,500   $  66,884         $ 71,706        $1,141,434      $ 54,181

                                      F-21

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          OPERATING
                                                           INCOME         DEPRECIATION
                                                NET        (LOSS)             AND                           CAPITAL
FISCAL YEAR ENDED JANUARY 25, 1992             SALES         (B)        AMORTIZATION (E)    ASSETS (B)    EXPENDITURES
Automotive Products........................ $   610,325   $  55,598         $ 26,843        $  421,958      $ 24,220
Interior Furnishings.......................     336,773      28,278           13,915           241,980         9,519
Wallcoverings..............................     237,218      (6,088)           6,628           196,238         5,093
                                              1,184,316      77,788           47,386           860,176        38,832
Corporate items............................          --     (26,681)(d)          215           131,467            96
                                              1,184,316      51,107           47,601           991,643        38,928
Discontinued operations....................          --          --           22,915           308,661        22,971
                                            $ 1,184,316   $  51,107         $ 70,516        $1,300,304      $ 61,899


(a) The fiscal year ended January 30, 1993 included fifty-three weeks.
(b) Operating income is determined by deducting all operating expenses, including restructuring costs, goodwill write-off and other costs, from revenues. Operating expenses do not include interest expense. Assets of the business segments at January 30, 1993 and January 25, 1992 include goodwill. Operating income reflects related amortization.

(c) The segment operating loss of $7.9 million in 1993 includes the write-off of goodwill of $129.9 million; $68.4 million of which is included in the $2.3 million operating loss of the Automotive Products segment; $31.6 million of which is included in the $12.2 million operating income of the Interior Furnishings segment, and $29.9 million of which is included in the $17.9 million operating loss of the Wallcoverings segment. Segment operating income in 1992 includes restructuring costs of $10.0 million which relate to the wallcoverings business.

(d) Corporate items in fiscal 1993 include $26.7 million of management equity plan expense. Corporate items in fiscal 1993, 1992 and 1991 each include operating management and advisory fees to affiliates of the Company of $5.0 million.

(e) Depreciation and amortization excludes the amortization of deferred financing costs and debt discount which do not impact operating income.

18. COMMITMENTS AND CONTINGENCIES:
     During 1991, a Fifth Consolidated Amended Complaint was filed in IN RE IVAN
F. BOESKY SECURITIES LITIGATION, involving numerous class actions and individual claims against a variety of defendants including Group. Among other things, this complaint asserts claims on behalf of certain of Group's former preferred stockholders alleging a conspiracy to manipulate the price of Group's stock in 1986 for the purpose of triggering a redemption of certain outstanding preferred stock of Group. In 1992, Advanced Development & Engineering Centre ("ADEC"), a division of an indirect subsidiary of the Company, filed arbitration demands against the Pakistan Ordnance Factories Board ("POF") concerning ADEC's installation of a munitions facility for POF. POF filed arbitration counterclaims alleging that ADEC's alleged breach of contract caused POF to lose its entire investment in the munitions facility.
     The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.
     In 1988, the Federal government filed suit in the U.S. District Court for the District of Rhode Island against the Company's former Kayser-Roth subsidiary and others in connection with a Superfund site in Rhode Island. The District Court held Kayser-Roth liable under CERCLA for all past and future response costs. By Amended
                                      F-22

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) Administrative Order issued June 4, 1991, the EPA directed Kayser-Roth to implement the remedies set forth in its Record of Decision issued September 18, 1990. Since the beginning of fiscal 1990 to date, Kayser-Roth has paid approximately $2.9 million for past response costs, prejudgment interest and remediation. Kayser-Roth is in the process of complying with the remainder of the order. The Company has agreed to indemnify Kayser-Roth with respect to this matter.

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. Where it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated within a range, the Company selects as the best estimate of the liability an estimate at the high end of the range based upon all information available to the Company, including the professional judgment of the Company's environmental experts, outside environmental specialists and other experts. Excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 15 sites where the Company is participating in the investigation or remediation of the site either directly or through financial contribution, and nine additional sites where the Company is alleged to be responsible for costs of investigation or remediation. The Company's current estimate of its liability for these 24 sites is approximately $29.5 million. As of January 29, 1994, the Company has established reserves of approximately $30.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.


     The Company is subject to increasingly stringent Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of managment, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
     For additional information regarding the foregoing, see "ITEM 3. LEGAL PROCEEDINGS" appearing elsewhere herein.
19. QUARTERLY FINANCIAL DATA (UNAUDITED):
     Summarized quarterly financial data for fiscal 1993 and 1992 follows (in thousands):

                                                                          LOSS FROM
                                                                    CONTINUING OPERATIONS
                                                                     BEFORE        AFTER         NET
                                                         GROSS       INCOME       INCOME       INCOME
FISCAL YEAR ENDED JANUARY 29, 1994        NET SALES      PROFIT       TAXES        TAXES       (LOSS)
First Quarter..........................   $  339,043    $ 78,948    $  (2,202)   $  (5,473)   $  (9,069)
Second Quarter.........................      289,694      61,230      (18,343)     (20,628)    (149,430)
Third Quarter..........................      334,629      84,445     (125,725)    (129,821)    (129,871)
Fourth Quarter.........................      342,151      85,104      (15,778)     (17,403)      10,706
                                          $1,305,517    $309,727    $(162,048)   $(173,325)   $(277,664)
                                                                          LOSS FROM
                                                                    CONTINUING OPERATIONS
                                                                     BEFORE        AFTER
                                                         GROSS       INCOME       INCOME         NET
FISCAL YEAR ENDED JANUARY 30, 1993        NET SALES      PROFIT       TAXES        TAXES        LOSS
First Quarter..........................   $  319,488    $ 72,564    $  (8,507)   $ (11,385)   $ (17,655)
Second Quarter.........................      319,713      74,081       (9,846)     (12,524)     (17,059)
Third Quarter..........................      314,873      70,819       (9,380)      (7,452)     (16,723)
Fourth Quarter (a).....................      323,426      81,563      (20,764)     (13,980)    (212,221)
                                          $1,277,500    $299,027    $ (48,497)   $ (45,341)   $(263,658)


(a) The fourth quarter of fiscal 1992 included fourteen weeks.
     The quarterly financial data above has been restated to reflect Kayser-Roth as a discontinued operation and Dura as a continuing operation.

     The third quarter of 1993 has been restated to exclude a restructuring charge of $24.0 million that was previously recorded in error and the fourth quarter of 1993 has been restated to exclude the previously reported reversal of this charge. The Company previously reported income (loss) from continuing operations, before income taxes, income (loss) from continuing operations after income taxes and net income (loss) for the thirteen weeks ended October 30, 1993 of ($149.7) million, ($153.8) million and ($153.9) million, respectively, and $8.2 million, $6.6 million and $34.7 million for the thirteen weeks ended January 29, 1994, respectively.


     Loss from continuing operations before income taxes in the third quarter of fiscal 1993 includes the write-off of goodwill of $129.9 million. The fourth quarter of fiscal 1993 includes management equity plan expense of $26.7 million. Net loss in fiscal 1993 includes provisions for loss (gain) on disposal of discontinued operations of $2.2 million, $125.4 million and ($28.1) million in the first, second and fourth quarters, respectively. Loss from continuing operations before income taxes in fiscal 1992 includes restructuring costs of $10.0 million in the fourth quarter. Net loss in fiscal 1992 includes provision for loss on disposal of discontinued operations of $168.0 million in the fourth quarter.

     The Company's operations are not subject to significant seasonal influences.
                                      F-24

             COLLINS & AIKMAN HOLDINGS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
20. SUBSEQUENT EVENT:

     On April 19, 1994, the Company, as part of a proposed recapitalization (the "Recapitalization"), filed a registration statement on Form S-2 for the sale of
20.0 million shares of common stock by the Company. The Recapitalization, if effected, would result in (i) the defeasance and redemption, or prepayment, of virtually all outstanding debt of the Company and its subsidiaries, except for approximately $192.6 million of Subordinated PIK Bridge Notes (including accrued interest through June 15, 1994, the assumed date of the Recapitalization) which would be exchanged for common stock and (ii) the redemption of all outstanding preferred stock of the Company and Group. The sources of capital for the Recapitalization are proceeds of the public offering, cash on hand and amounts to be available under certain proposed new credit facilities aggregating $775 million. In connection with the Recapitalization, Holdings II, currently the sole common stockholder of the Company, would be merged into the Company. Concurrently, Group would be merged into its wholly owned subsidiary, C&A Co. The Company intends to change its name from Collins & Aikman Holdings Corporation to Collins & Aikman Corporation and C&A Co. will change its name to Collins & Aikman Products Co.