Form 10-Q
period 1994-07-30
COLLINS & AIKMAN CORP
filed 1994-09-13
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                                         Washington D.C. 20549

                                               FORM 10-Q

                          X  Quarterly Report Pursuant to Section 13 or 15(d)
                                of the Securities Exchange Act of 1934

                                  For the quarter ended July 30, 1994

                            Transition Report Pursuant to Section 13 or 15 (d)
                                of the Securities Exchange Act of 1934

                           For the transition period from         to

                                    Commission File Number 1-10218




                                     COLLINS & AIKMAN CORPORATION
                           (formerly Collins & Aikman Holdings Corporation)



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

As of September 12, 1994, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 70,520,900 shares.

                                      PART  I  -  FINANCIAL INFORMATION
          Item 1.  Financial Statements.

                                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                  (in thousands, except for per share data)



                                                       Quarter Ended          Six Months Ended
                                                    July 30,   July 31,    July 30,    July 31,
                                                      1994       1993        1994        1993

    Net sales . . . . . . . . . . . . . . . . . .  $ 359,749  $ 289,694   $ 750,195   $ 628,737

    Cost of goods sold  . . . . . . . . . . . . .    272,392    228,464     561,884     488,559
    Selling, general and administrative
      expenses  . . . . . . . . . . . . . . . . .     47,671     49,711     103,063     101,582
    Goodwill amortization . . . . . . . . . . . .       -           925        -          1,850
                                                     320,063    279,100     664,947     591,991

    Operating income  . . . . . . . . . . . . . .     39,686     10,594      85,248      36,746
    Interest expense, net . . . . . . . . . . . .    (25,554)   (27,809)    (54,615)    (55,034)
    Loss on sale of receivables . . . . . . . . .     (2,710)      -         (2,710)       -
    Dividends on preferred stock of subsidiary  .     (1,129)    (1,128)     (2,258)     (2,257)

    Income (loss) from continuing
      operations before income taxes  . . . . . .     10,293    (18,343)     25,665     (20,545)
    Income taxes  . . . . . . . . . . . . . . . .      2,970      2,285       5,588       5,556

    Income (loss) from continuing operations  . .      7,323    (20,628)     20,077     (26,101)

    Discontinued operations:
      Loss from operations, net of income taxes         -        (3,366)       -         (4,725)
      Loss on disposal, net of income taxes   . .       -      (125,436)       -       (127,673)
    Income (loss) before extraordinary item . . .      7,323   (149,430)     20,077    (158,499)
    Extraordinary item, net of income taxes . . .   (106,528)      -       (106,528)       -

    Net loss  . . . . . . . . . . . . . . . . . .  $ (99,205) $(149,430)  $ (86,451)  $(158,499)

    Dividends and accretion on preferred stock        (7,322)    (5,822)    (14,408)    (11,442)
    Excess of redemption cost over book value
      of preferred stock  . . . . . . . . . . . .    (82,022)      -        (82,022)       -

    Loss applicable to common shareholders  . . .  $(188,549) $(155,252)  $(182,881)  $(169,941)

    Per primary and fully diluted common share:
      Continuing operations   . . . . . . . . . .  $   (2.17) $    (.97)  $   (2.26)  $   (1.38)
      Discontinued operations   . . . . . . . . .       -         (4.73)        -         (4.86)
      Extraordinary item  . . . . . . . . . . . .      (2.82)      -          (3.15)       -
    Net loss  . . . . . . . . . . . . . . . . . .  $   (4.99) $   (5.70)  $   (5.41)  $   (6.24)

    Average common shares outstanding . . . . . .     37,813     27,260      33,821      27,260



    See accompanying notes.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                            (in thousands)




                                                                 (Unaudited)
                                                                   July 30,     January 29,
                                                                    1994            1994

                                   ASSETS
            Current Assets:
               Cash and cash equivalents  . . . . . . . . . . .  $   13,729     $   81,373
               Accounts and notes receivable, net. . . . . .         62,439        200,368
               Inventories  . . . . . . . . . . . . . . . . . .     195,639        176,062
               Receivable from sale of business   . . . . . . .        -            70,000
               Other  . . . . . . . . . . . . . . . . . . . . .      47,575         48,397

                  Total current assets  . . . . . . . . . . . .     319,382        576,200

            Property, plant and equipment, at cost less
               accumulated depreciation and amortization of
               $263,224 and $240,514  . . . . . . . . . . . . .     301,229        292,600
            Other assets. . . . . . . . . . . . . . . . . . .        58,700         50,025

                                                                 $  679,311     $  918,825
                    LIABILITIES AND STOCKHOLDERS' DEFICIT
            Current Liabilities:
               Notes payable  . . . . . . . . . . . . . . . . .  $    1,744     $    3,789
               Current maturities of long-term debt   . . . . .       4,202         25,895
               Accounts payable   . . . . . . . . . . . . . . .      72,631         85,591
               Accrued expenses   . . . . . . . . . . . . . . .     133,290        145,022
                  Total current liabilities   . . . . . . . . .     211,867        260,297

            Long-term debt  . . . . . . . . . . . . . . . . . .     607,293        897,659
            Deferred income taxes . . . . . . . . . . . . . . .         607            640
            Other, including postretirement benefit obligation      319,009        339,768
            Commitments and contingencies . . . . . . . . . . .

            Redeemable preferred stock of subsidiary, at
               carrying value   . . . . . . . . . . . . . . . .        -               132

            Preferred stock of subsidiary, at carrying value.          -               181

            Redeemable preferred stock, at carrying value . . .        -           122,368

            Common stock (70,521 and 28,164 shares issued and
               outstanding)   . . . . . . . . . . . . . . . . .         705            282
            Other paid-in capital . . . . . . . . . . . . . . .     587,328        160,317
            Accumulated deficit . . . . . . . . . . . . . . . .  (1,032,218)      (849,337)
            Foreign currency translation adjustments  . . . . .      (7,533)        (5,735)
            Pension equity adjustment . . . . . . . . . . . . .      (7,747)        (7,747)
                  Total common stockholders' deficit  . . . . .    (459,465)      (702,220)

                                                                 $  679,311     $  918,825





            See accompanying notes.

                                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                (in thousands)


                                                        Quarter Ended         Six Months Ended
                                                    July 30,   July 31,    July 30,    July 31,
                                                      1994       1993        1994        1993

    OPERATING ACTIVITIES
    Income (loss) from continuing operations  . .  $   7,323  $ (20,628)  $  20,077   $ (26,101)
    Adjustments to derive cash flow from
      continuing operating activities:
        Depreciation and amortization of
          goodwill  . . . . . . . . . . . . . . .     12,105     12,635      23,232      25,282
        Amortization of other assets &
          liabilities   . . . . . . . . . . . . .      2,046      3,698       4,380       6,858
        Decrease in accounts and notes
          receivable  . . . . . . . . . . . . . .     25,269     36,413      12,929      11,666
        Decrease (increase) in inventories  . . .     (5,930)     2,102     (19,577)      2,791
        Decrease in accounts payable  . . . . . .     (5,557)    (8,816)    (12,960)     (8,190)
        Decrease in interest and dividends
          payable                                    (31,790)   (13,974)    (18,003)     (3,733)
        Other, net  . . . . . . . . . . . . . . .    (17,342)    10,908      (5,971)     13,067

          Net cash provided by (used in)
            continuing operating activities   . .    (13,876)    22,338       4,107      21,640

    Cash used in discontinued operations  . . . .     (6,617)   (19,325)    (15,157)    (57,095)

    INVESTING ACTIVITIES
    Additions to property, plant and equipment  .    (18,845)   (14,565)    (34,131)    (21,832)
    Sales of property, plant and equipment  . . .         60       (264)         71         551
    Net proceeds from (used in) disposition of
      discontinued operations   . . . . . . . . .     (3,678)      -         67,767      49,243
    Other, net  . . . . . . . . . . . . . . . . .     (2,749)    (1,425)        (69)     (4,046)

          Net cash provided by (used in)
            investing activities  . . . . . . . .    (25,212)   (16,254)     33,638      23,916

    FINANCING ACTIVITIES
    Issuance of common stock  . . . . . . . . . .    232,436       -        232,436        -
    Issuance of long-term debt  . . . . . . . . .    669,841     30,720     670,878      67,409
    Proceeds from sales of a participating
      interest in accounts receivable, net of
      redemptions. . . . . . . . . . . . . . .       125,000       -        125,000        -
    Redemption of preferred stock . . . . . . . .   (219,110)      -       (219,110)       -
    Repayment and defeasance of long-term debt  .   (886,841)   (44,678)   (897,176)    (68,478)
    Net reduction of short-term borrowings  . . .     (1,299)    (1,742)     (2,120)     (8,042)
    Other, net  . . . . . . . . . . . . . . . . .        125       (282)       (140)     (7,272)

          Net cash used in financing activities      (79,848)   (15,982)    (90,232)    (16,383)

    Net decrease in cash and cash equivalents . .   (125,553)   (29,223)    (67,644)    (27,922)
    Cash and cash equivalents at beginning of
      period  . . . . . . . . . . . . . . . . . .    139,282     84,989      81,373      83,688

    Cash and cash equivalents at end of period  .  $  13,729  $  55,766   $  13,729   $  55,766


    See accompanying notes.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT
                               (Unaudited)

A.    Organization:

      Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation and before that WCI Holdings Corporation) is a Delaware corporation. Prior to July 13, 1994, the Company was a wholly-owned subsidiary of Collins & Aikman Holdings II Corporation ("Holdings II") (formerly WCI Holdings II Corporation). In connection with an initial public offering of common stock and a recapitalization (described below), Holdings
II was merged into the Company. Concurrently, Collins & Aikman Group, Inc., a wholly-owned subsidiary of the Company ("Group") (formerly Wickes Companies, Inc.), was merged into its wholly-owned subsidiary, Collins & Aikman Corporation. On July 7, 1994, the Company changed its name from Collins & Aikman Holdings Corporation to Collins & Aikman Corporation and Collins & Aikman Corporation changed its name to Collins & Aikman Products Co.
("C&A Products").

B.    Basis of Presentation:

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the statements of operations for the quarter and six months ended July 31, 1993 and the statement of cash flows for the quarter and six months ended July 31, 1993 to conform to the fiscal 1994 presentation.

C.    Initial Public Offering and Recapitalization:

      On July 13, 1994, the Company completed an initial public offering (the "Offering") of 15.0 million shares of common stock of the Company ("Common Stock") at an initial public offering price of $10.50 per share. The net proceeds to the Company from the Offering and from the sale by the Company of an aggregate of approximately 8.8 million shares of Common Stock to affiliates of the Company's principal shareholders, Wasserstein Perella Partners, L.P. ("WP Partners") and Blackstone Capital Partners L.P. ("Blackstone Partners"), together with proceeds under certain new credit facilities aggregating $775 million (the "New Credit Facilities") and available cash, were used to effect a defeasance and redemption or repayment of virtually all outstanding indebtedness and all outstanding preferred stock of the Company and its subsidiaries (the "Recapitalization"). In addition, the Company's $204.5 million of Subordinated PIK Bridge Notes were extinguished with approximately $9.7 million redeemed in cash and approximately $194.8 million exchanged for approximately 18.5 million shares of Common Stock. After the Offering and Recapitalization, approximately 70.5 million shares of Common Stock were outstanding at July 30, 1994.

      The New Credit Facilities consist of (i) term loans in an aggregate principal amount of $475 million (including a $45 million Canadian loan) with a term of eight years, which were drawn in full on the closing date
(the "Term Loan Facilities"), (ii) a revolving credit facility in an aggregate principal amount of up to $150 million with a term of seven years (the "Revolving Facility") and (iii) a receivables facility in an aggregate face amount of up to $150 million with a term of seven years (the "Receivables Facility"). The New Credit Facilities contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests, dividend restrictions and various other restrictive covenants which are typical for such facilities.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                        (Unaudited)

D.    Receivables Facility:

      In connection with the Recapitalization, on July 13, 1994, C&A Products and certain of its subsidiaries (the "Sellers") transferred $190 million of customer receivables to Carcorp, Inc., a wholly-owned, bankruptcy remote subsidiary of C&A Products ("Carcorp"), which, in turn, on July 13, 1994, sold an undivided senior interest in the receivables pool for $136.8 million to Chemical Bank ("Chemical" and, together with a syndicate of financial institutions if Chemical so elects at any time, the "Buyers") pursuant to a Receivables Transfer and Servicing Agreement ("RTA") with Chemical, as
administrative agent.   The Company recognized a loss of approximately $2.7
million related to the transaction. Carcorp will continue to purchase, on a revolving basis, all trade receivables generated by the Sellers. The Sellers will continue to service the receivables for Carcorp. Carcorp may sell to the Buyers undivided senior interests of up to $150 million in receivables at any time, subject to among other things the sufficiency of the underlying receivables and the qualification of the underlying receivables as "Eligible Receivables" under the RTA. The Receivables Facility terminates July 13, 2001 or earlier if a defined liquidation event occurs.

      As of July 30, 1994, Carcorp's total receivables pool was $187.2 million. As of July 30, 1994, Chemical possessed a $125 million undivided senior interest in Carcorp's receivables pool and accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date. Carcorp owns a subordinated interest in the receivables pool.

E.    Discontinued Operations:

      As of the end of fiscal 1992, the Company reclassified its Builders Emporium home improvement retail chain and the Engineering Group as discontinued operations. In March 1993, the Engineering Group was sold for approximately $51 million. Builders Emporium's inventory was sold during the third and fourth quarters of fiscal 1993 and substantially all accounts receivable and accounts payable balances were settled as of January 29, 1994. Remaining assets and liabilities of Builders Emporium relate primarily to ten owned and four leased real estate properties and self-insured workers compensation liabilities, which continue to be liquidated.

      The Company's former Kayser-Roth Corporation subsidiary ("Kayser-Roth") was reclassified as a discontinued operation at the end of the quarter ended October 30, 1993 and was sold on January 28, 1994 for a total price of $170 million, subject to a post-closing purchase price adjustment of $5.1 million, which was paid to the purchaser of Kayser-Roth on September 1, 1994. A portion of the proceeds was used to repay $66 million of borrowings under a Kayser-Roth credit facility. In connection with the sale, the Company received a 90-day $70 million senior unsecured bridge note from the purchaser, which was collected with accrued interest on April 27, 1994. Kayser-Roth has been reclassified as a discontinued operation for the quarter and six months ended July 31, 1993.

      In the quarter and six months ended July 31, 1993, revenues derived from discontinued operations were $218.0 million and $437.3 million, respectively.

      The majority of Builders Emporium's leased properties have been assigned to third parties. In addition, C&A Products has assigned leases in connection with the divestiture of Kayser-Roth, the Engineering Group, Wickes Manufacturing Company and other divested businesses. Although C&A Products has obtained releases from the lessors of certain properties, C&A Products remains contingently liable under most of the leases. C&A Products'

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                        (Unaudited)

future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or future results of operations.

      During the first quarter of 1994, the Company incurred expenses of $2.5 million for services performed by affiliates of Blackstone Partners and WP Partners in connection with a comprehensive review of the Company's liabilities associated with discontinued operations, including surplus real estate, postretirement and workers compensation liabilities. These fees are included in accrued liabilities at July 30, 1994. In addition, the Company incurred a $100,000 fee during the first quarter of 1994 for advisory services performed by an affiliate of Blackstone Partners in connection with the sale of Builders Emporium's inventory, real estate and other assets.

F.    Inventories:

      Inventory balances are summarized as follows (in thousands):

                                                    July 30,       January 29,
                                                      1994             1994
      Raw materials . . . . . . . . . . . . . . .  $  80,261       $   70,762
      Work in process . . . . . . . . . . . . . .     25,482           24,739
      Finished goods  . . . . . . . . . . . . . .     89,896           80,561
                                                   $ 195,639       $  176,062

G.    Interest Expense, Net:

      Interest expense for the quarters ended July 30, 1994 and July 31, 1993 is net of interest income of $2.6 million and $1.6 million, respectively. Interest expense for the six months ended July 30, 1994 and July 31, 1993 is net of interest income of $4.9 million and $2.6 million, respectively.

      Interest expense has been allocated to discontinued operations based on the ratio of net book value (including reserves for loss on disposal) of discontinued operations to C&A Products' consolidated invested capital. Interest allocated to discontinued operations was $3.8 million and $8.8 million for the quarter and six months ended July 31, 1993. No interest was allocated to discontinued operations for the quarter and six months ended July 30, 1994.

H.    Related Party Transactions:

      During the first quarter of 1994, the Company incurred expenses of $2.75 million for services performed by affiliates of WP Partners and $3.25 million for services performed by affiliates of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as certain other advisory services. These fees are included in "selling, general and administrative expenses" for the first quarter of 1994 and are included in accrued liabilities at July 30, 1994.

      For additional information, including information regarding the Offering and Recapitalization, see Note C to Condensed Consolidated Financial Report and "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere herein.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                        (Unaudited)


I.    Information About Segments of the Company's Operations:

      Information about the Company's segments for the second quarter and first six months of fiscal 1994 and 1993 follows (in thousands):

Quarter Ended                   Net          Gross         Operating          Capital
July 30, 1994                  Sales         Margin         Income         Expenditures

Automotive Products . . .   $  206,873    $    40,911    $    27,739       $    12,076
Interior Furnishings  . .      102,769         31,690         14,463             5,053
Wallcoverings . . . . . .       50,107         14,756            867             1,607
                               359,749         87,357         43,069            18,736
Corporate items . . . . .         -              -            (3,383)              109
                            $  359,749    $    87,357    $    39,686       $    18,845




Quarter Ended                   Net          Gross         Operating          Capital
July 31, 1993                  Sales         Margin         Income         Expenditures

Automotive Products . . .   $  143,817    $    21,715    $     7,372       $     7,385
Interior Furnishings  . .       94,054         23,537          6,522             2,466
Wallcoverings . . . . . .       51,823         15,978          1,427             1,170
                               289,694         61,230         15,321            11,021
Corporate items . . . . .         -              -            (4,727)              308
                            $  289,694    $    61,230    $    10,594       $    11,329




Six Months Ended                Net          Gross         Operating          Capital
July 30, 1994                  Sales         Margin         Income         Expenditures

Automotive Products . . .   $  429,864    $    89,060    $    63,129       $    23,310
Interior Furnishings  . .      209,898         63,570         28,137             7,626
Wallcoverings . . . . . .      110,433         35,681          6,004             2,893
                               750,195        188,311         97,270            33,829
Corporate items . . . . .         -              -           (12,022) (a)          302
                            $  750,195    $   188,311    $    85,248       $    34,131




Six Months Ended               Net           Gross          Operating        Capital
July 31, 1993                  Sales         Margin          Income       Expenditures

Automotive Products . . .   $  318,512    $    52,893     $    23,894     $    10,066
Interior Furnishings  . .      197,052         51,248          16,364           3,726
Wallcoverings . . . . . .      113,173         36,037           5,668           2,053
                               628,737        140,178          45,926          15,845
Corporate items . . . . .         -              -             (9,180)            468
                            $  628,737    $   140,178     $    36,746     $    16,313



a) Corporate items for the six months ended July 30, 1994 include $6.0 million related to services performed by affiliates of WP Partners and of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as certain other advisory services.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                                        (Unaudited)


J.    Commitments and Contingencies:

      See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.

      See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters" and Note E to Condensed Consolidated Financial Report elsewhere herein.

K.    Earnings Per Share:

      Income (loss) per common share is based on the weighted average number of shares of Common Stock outstanding during each period and the assumed exercise of all employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense. In connection with the merger of Holdings II into the Company, the 35,035,000 shares of Common Stock of the Company outstanding prior to the Recapitalization were canceled and approximately 28,164,000 shares of Common Stock were issued in exchange for the common stock of Holdings II. All historical amounts and earnings per share computations have been adjusted to reflect the merger. Net loss has been adjusted by dividends and accretion requirements on preferred stock and the excess of redemption cost over book value of preferred stock to compute loss applicable to common shareholders.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INITIAL PUBLIC OFFERING AND RECAPITALIZATION

      On July 13, 1994, the Company completed an initial public offering of
15.0 million shares of Common Stock at an initial public offering price of $10.50 per share. The net proceeds to the Company from the Offering and from the sale by the Company of an aggregate of approximately 8.8 million shares of Common Stock to affiliates of the Company's principal shareholders, WP Partners and Blackstone Partners, together with proceeds under the New Credit Facilities and available cash, were used to effect a defeasance and redemption or repayment of virtually all outstanding indebtedness and all outstanding preferred stock of the Company and its subsidiaries. In addition, the Company's $204.5 million of Subordinated PIK Bridge Notes were extinguished with approximately $9.7 million redeemed in cash and approximately $194.8 million exchanged for approximately 18.5 million shares of Common Stock. After the Offering and Recapitalization, approximately 70.5 million shares of Common Stock were outstanding at July 30, 1994.

      The following table sets forth a summary of sources and uses of funds in the Recapitalization (in millions) after giving effect to transactions through July 30, 1994:

Sources of funds
Sale of Common Stock in the Offering, net of expenses related to the
   initial public offering                                                   $      145.4
Sale of Common Stock to principal shareholders                                       87.0
Proceeds from borrowings under the Term Loan Facilities and Revolving
   Facility                                                                         595.0
Proceeds from sale of an interest in accounts receivable under
   Receivables Facility                                                             125.0
Available cash                                                                       99.7
   Total                                                                          1,052.1

Uses of Funds
Repayment and defeasance of indebtedness                                            997.9
Accrued interest and dividends through redemption dates                              17.1
Redemption premiums                                                                  13.0
Defeasance costs                                                                      9.3
Fees and expenses related to New Credit Facilities                                   14.8
   Total                                                                     $    1,052.1



      The Recapitalization was designed to reduce the Company's indebtedness, significantly lower interest expense, improve operating and financial flexibility and provide liquidity for operations and other general corporate purposes. In connection with the Recapitalization, Holdings II, formerly the sole common stockholder of the Company, was merged into the Company and the Company changed its name to Collins & Aikman Corporation. Concurrently, Group was merged into its wholly-owned subsidiary, Collins & Aikman Corporation, which changed its name to Collins & Aikman Products Co.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

      The Company's continuing business segments consist of Automotive Products, which supplies interior trim products to the North American automotive industry; Interior Furnishings, which manufactures residential upholstery and commercial floorcoverings in the United States; and Wallcoverings, which produces residential wallcoverings in the United States. The Company's net sales in the second quarter of fiscal 1994 were $359.7 million, with approximately $206.9 million (57.5%) in Automotive Products, $102.8 million (28.6%) in Interior Furnishings, and $50.1 million (13.9%) in Wallcoverings. All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

      The industries in which the Company competes are cyclical. Automotive Products is influenced by the level of North American vehicle production. Interior Furnishings is primarily influenced by the level of residential, institutional and commercial construction and renovation. Wallcoverings is also influenced by levels of construction and renovation and by trends in home remodeling.


RESULTS OF OPERATIONS

Discussion of results of each of the Company's operating segments follows:

Automotive Products


                                                    Quarter Ended

                                           July 30, 1994      July 31, 1993

                                        Amount     Percent  Amount    Percent

                                                     (in millions)

Net sales                              $  206.9    100.0%  $  143.8   100.0%
Cost of goods sold                        166.0     80.2      122.1    84.9

Gross margin                               40.9     19.8       21.7    15.1
Selling, general & administrative
 expenses                                  13.2      6.4       13.9     9.7

Goodwill amortization                      -         0.0        0.5     0.3

Operating income                       $   27.7     13.4%  $    7.3     5.1%

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

                                                  Six Months Ended

                                           July 30, 1994      July 31, 1993

                                        Amount     Percent  Amount    Percent

                                                     (in millions)

Net sales                              $  429.9    100.0%  $  318.5   100.0%
Cost of goods sold                        340.8     79.3      265.6    83.4

Gross margin                               89.1     20.7       52.9    16.6
Selling, general & administrative
 expenses                                  25.9      6.0       28.0     8.8

Goodwill amortization                      -         0.0        1.0     0.3

Operating income                       $   63.2     14.7%  $   23.9     7.5%

Net Sales: Automotive Products' net sales increased 44% to $206.9 million in the second quarter of 1994, up $63.1 million over the second quarter of 1993. The overall increase is attributable to increased sales volume and reflects the impact of a 9.4% increase in North American automobile and light truck build in the second quarter of 1994 from the second quarter of 1993. Of the sales increase, 49% related to automotive bodycloth and 17% related to molded floor carpet. The remainder primarily related to increased convertible top and topstack sales.

The bodycloth increase was due primarily to the Company's jacquard velvets product line currently utilized in such high volume models as the General Motors C/K Truck Line and the Chevrolet Cavalier. Additional product placements, which contributed to the overall increase in bodycloth volume, were the Ford Escort and F-Series Truck and Chrysler Minivans.

The molded floor carpet increase was due to a 19% increase in unit shipments principally related to increased production of high volume lines including Cadillac Deville, Chevrolet Camaro, General Motors C/K Truck Line, Chrysler Minivans, Ford Mustang and the Dodge T-300 and Dakota Trucks.

The convertible top stack increase resulted from Ford's full production of the Mustang convertible.

For the first six months Automotive Products' net sales of $429.9 million was $111.4 million higher than the comparable period in 1993. For the first six month period the North American automobile and light truck build increased 9.0% from the comparable period of fiscal 1993. Of Automotive Products' sales increase, 48% related to automotive bodycloth and 16% related to molded floor carpet. The remainder primarily related to increased convertible top and topstack sales.

These increases primarily related to the vehicle lines discussed above as well as increased volume during the first quarter of such vehicles as the Chrysler full size van and the Honda Accord, which resumed full production. These factors resulted in the Company's average

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

revenue per North American-produced vehicle of approximately $52 for the six month period ended July 30, 1994 compared to approximately
$43 for all of fiscal 1993.

Gross Margin: For the second quarter ended July 30, 1994, gross margin was 19.8%, up from 15.1% in the comparable period in 1993, and for the first six months of 1994 Automotive Products' gross margin rose to 20.7% of sales from 16.6% in 1993. The improvement in gross margin resulted from spreading fixed costs over higher production volume in both the bodycloth and automotive carpet product lines and continued benefits of reducing costs of nonconforming products.

Selling, General and Administrative Expenses: Automotive Products' selling, general and administrative expenses decreased 5% to $13.2 million in the second quarter of 1994, down $.7 million from the second quarter of 1993. For the first six months selling, general and administrative expenses of $25.9 million was $2.1 million lower than the comparable period in 1993. The reduction is attributable to lower styling and product development costs in the segment's automotive carpet product line and reduced administrative expenses resulting from reductions in administrative head count and changes in postretirement plan provisions.


Interior Furnishings
                                                    Quarter Ended

                                           July 30, 1994      July 31, 1993

                                        Amount     Percent  Amount    Percent

                                                     (in millions)

Net sales                              $  102.8    100.0%  $   94.0   100.0%
Cost of goods sold                         71.1     69.2       70.5    75.0

Gross margin                               31.7     30.8       23.5    25.0
Selling, general & administrative
 expenses                                  17.2     16.7       16.6    17.7

Goodwill amortization                      -         0.0        0.4     0.4

Operating income                       $   14.5     14.1%  $    6.5     6.9%

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

                                                  Six Months Ended

                                           July 30, 1994      July 31, 1993

                                        Amount     Percent  Amount    Percent

                                                     (in millions)

Net sales                              $  209.9    100.0%  $  197.1   100.0%
Cost of goods sold                        146.3     69.7      145.8    74.0

Gross margin                               63.6     30.3       51.3    26.0
Selling, general & administrative
 expenses                                  35.4     16.9       34.3    17.4

Goodwill amortization                      -         0.0        0.6     0.3

Operating income                       $   28.0     13.4%  $   16.4     8.3%

Net Sales: Interior Furnishings' net sales increased 9% to $102.8 million in the second quarter of 1994, up $8.8 million over the second quarter of 1993. For the first six months net sales of $209.9 million was $12.8 million higher than the comparable period in 1993. Overall, approximately 60% of the sales increases related to increased sales volume and the remainder related to increases in the average selling prices in the decorative fabrics group. Within the segment the Company's floorcoverings and decorative fabrics groups both experienced sales increases in 1994 over the comparable 1993 periods. The floorcoverings group increase is primarily attributable to a 16% increase in volume related to increases in the education and corporate markets. The decorative fabrics group sales increases continued to reflect modest volume increases and shifts in product mix toward higher priced jacquard fabrics, particularly in the group's Mastercraft division. During the second quarter, the Company introduced its "Advantage Fabrics" line with initial wholesale selling prices ranging from $3.75 to $3.95 per yard. The Advantage Fabrics line is specifically designed to penetrate the promotional furniture lines in which the Company did not previously compete.

Gross Margin: For the second quarter ended July 30, 1994, gross margin was 30.8%, up from 25.0% in the comparable period, and for the first six months of 1994 Interior Furnishings' gross margin rose to 30.3% of sales from 26.0% in 1993. The increase reflects improvements in manufacturing efficiencies in both the floorcoverings and decorative fabrics groups as well as product mix shifts in the decorative fabrics group towards higher margin jacquard fabrics.

Selling, General and Administrative Expenses: Interior Furnishings' selling, general and administrative expenses increased 4% to $17.2 million in the second quarter of 1994, up $.6 million over the second quarter of 1993. For the first six months selling, general and administrative expenses of $35.4 million were $1.1 million higher than the comparable period in 1993. The increases are primarily due to increased selling expenses related to sales volume increases in the floorcoverings group as well as planned expansion of the group's sales staff.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Wallcoverings
                                                    Quarter Ended

                                           July 30, 1994      July 31, 1993

                                        Amount     Percent  Amount    Percent

                                                     (in millions)

Net sales                              $   50.1    100.0%  $   51.8   100.0%
Cost of goods sold                         35.4     70.6       35.8    69.2

Gross margin                               14.7     29.4       16.0    30.8
Selling, general & administrative
 expenses                                  13.9     27.7       14.5    27.9

Goodwill amortization                      -         0.0        0.1     0.1

Operating income                       $    0.8      1.7%  $    1.4     2.8%

                                                  Six Months Ended

                                           July 30, 1994      July 31, 1993

                                        Amount     Percent  Amount    Percent

                                                     (in millions)

Net sales                              $  110.4    100.0%  $  113.2   100.0%
Cost of goods sold                         74.8     67.7       77.1    68.2

Gross margin                               35.6     32.3       36.1    31.8
Selling, general & administrative
 expenses                                  29.7     26.9       30.1    26.6

Goodwill amortization                      -         0.0        0.3     0.2

Operating income                       $    5.9      5.4%  $    5.7     5.0%

Net Sales: Wallcoverings' net sales decreased 3% to $50.1 million in the second quarter of 1994, down $1.7 million over the second quarter of 1993. For the first six months net sales of $110.4 million was $2.8 million lower than the comparable period in 1993. The overall decrease in net sales continues to reflect a modest increase in the independent retailer ("dealer") and converter businesses offset by a planned decrease in sales to independent distributors and by a decrease in chain business. The Company believes that the decrease in the chain business reflects delayed product replenishment by the chain stores.

Gross Margin: For the second quarter ended July 30, 1994, gross margin of 29.4% was down from 30.8% in the comparable period. The decrease is primarily attributable to changes in product mix. For the first six months of 1994 Wallcoverings' gross margin rose to 32.3% of sales

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

from 31.8% in 1993. The increase reflects improved absorption of fixed manufacturing costs over increased production of new product lines and reductions in the costs of product close-outs.

Selling, General and Administrative Expenses: Wallcoverings' selling, general and administrative expenses decreased 4% to $13.9 million in the second quarter of 1994, down $.6 million over the second quarter of 1993. For the first six months selling, general and administrative expenses of $29.7 million was $.4 million lower than the comparable period in 1993. The decrease was due to planned second quarter increases in sample and product development costs offset by lower administrative and selling expenses.

Company As A Whole

Net Sales: Net sales increased 24% to $359.7 million in the second quarter of 1994, up $70 million over the second quarter of 1993. For the first six months net sales of $750.2 million was $121.5 million higher than the comparable period in 1993. The overall net sales increases reflect continued sales increases in the Company's Automotive Products and Interior Furnishings segments offset by slight sales decreases in the Wallcoverings segment as discussed above.

Gross Margin: Gross margin increased to $87.4 million in the second quarter of 1994 or 24.3% of sales, up from $61.2 million or 21.1% of sales in the second quarter of 1993. For the first six months of 1994 gross margin rose to 25.1% from 22.3% in 1993. The increases in the gross margin result primarily from increased volume in the Company's Automotive Products segment which resulted in lower fixed costs per unit and from manufacturing efficiencies in the Interior Furnishings segment.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased in the second quarter of 1994 to $47.7 million and was $2.0 million lower than the comparable period in 1993.
The improvement is primarily attributed to the $1.3 million or 28% reduction in unallocated corporate expenses to $3.4 million in the second quarter of 1994 compared to the second quarter of 1993. For the first six months of 1994 selling, general and administrative expenses of $103.1 million was $1.5 million higher than the comparable period in 1993. For the first six months of 1994, unallocated corporate expenses of $12.0 million was $2.8 million higher than the comparable period in 1993 and was offset by the $1.4 million improvement in the segments' selling, general and administrative expenses.
The increase in the unallocated corporate expenses resulted from services performed by affiliates of Blackstone Partners and of WP Partners in connection with the Company's evaluation of refinancing and strategic alternatives and certain other advisory services as well as an increase in second quarter compensation expense related to options issued under the 1994 Employee Stock Option Plan during the first quarter of 1994.

Goodwill Amortization: Goodwill amortization was $.9 million and $1.8 million in the quarter and six months ended July 31, 1993, respectively. No goodwill amortization was recorded in the quarter and six months ended July 30, 1994 as a result of the write-off of goodwill at October 30, 1993.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Interest Expense: Interest expense allocated to continuing operations, net of interest income of $4.9 million in the first six months of 1994 and $2.6 million in the first six months of 1993, decreased to $54.6 million from $55.0 million in the comparable 1993 period. For the first six months of 1994 interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $59.5 million from $68.8 million for the first six months of 1993. The overall decrease in interest expense was due to a decrease in average borrowings over the comparable period offset by higher interest rates on the Company s floating rate indebtedness.

Loss on the Sale of Receivables: On July 13, 1994, the Company, as part of the Recapitalization, sold through its Carcorp subsidiary an undivided senior interest in a pool of accounts receivable to Chemical. In connection with the receivables sale, a loss of $2.7 million was incurred in the second quarter of 1994. Of this loss, $1.3 million related to fees and expenses related to the sales and $1.4 million related to discounts on the receivables sold.

Income Taxes: In the first quarter and six months ended July 30, 1994, income taxes were $3.0 million and $5.6 million compared with $2.3 million and $5.6 million, respectively. In all periods income tax expense consisted of foreign, state and franchise taxes.

Discontinued Operations: The Company's loss from discontinued operations, including loss on disposals, was $132.4 million for the first six months of 1993. This loss principally related to the accrual of additional reserves
(i) for the significant reduction in estimated proceeds from disposition and other costs in connection with the sale or disposition of Builders Emporium's inventory, real estate and other assets and (ii) to provide for employee severance and other costs.

Extraordinary Loss on the Extinguishment of Debt: On July 13, 1994 the Company as part of the Recapitalization recognized a loss on the extinguishment of debt of $106.5 million. The second quarter 1994 loss consisted of $9.6 million of premiums paid to redeem indebtedness and $96.9 million of unamortized discounts, deferred financing charges and defeasance costs.

Net Income: The combined effect of the foregoing resulted in net loss of $99.2 million in the second quarter of 1994 compared to a net loss of $149.4 million for the comparable period of 1993 and a net loss of $86.5 million for the first six months of 1994 compared to a net loss of $158.5 million for the comparable period of 1993.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Earnings before interest, taxes, depreciation and amortization ("EBITDA"): For the quarter and six month periods ended July 30, 1994 and July 31, 1993, EBITDA for the Company is as follows (in thousands):



                                            Quarter Ended            Six Months Ended

                                        July 30,     July 31,      July 30,     July 31,
                                         1994         1993          1994         1993

Automotive Products                    $ 34,666     $ 14,307      $ 76,024     $ 37,894

Interior Furnishings                     17,905       10,095        35,030       23,281

Wallcoverings                             2,253        3,030         8,759        8,967
Corporate                                (3,033)      (4,203)      (11,333)      (8,114)

                                       $ 51,791     $ 23,229      $108,480     $ 62,028



EBITDA reflects the Company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. In addition, certain covenants in the New Credit Facilities are based upon calculations using EBITDA. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Pro Forma Results: The following unaudited pro forma results (in thousands except for per share data) assume the Recapitalization had occurred at the beginning of each fiscal year.



                                            Quarter Ended            Six Months Ended

                                        July 30,     July 31,      July 30,     July 31,
                                         1994         1993          1994         1993

Net sales                              $359,749     $289,694      $750,195     $628,737

Cost of goods sold                      272,392      228,464       561,884      488,559

Selling, general and administrative
 expenses                                46,921       48,961       101,563      100,083
                                        319,313      277,425       663,447      588,642

Operating income                         40,436       12,269        86,748       40,095
Interest expense, net                   (10,244)      (6,574)      (18,088)     (13,338)

Loss on sale of receivables              (1,761)      (1,289)       (4,849)      (3,921)

Income from continuing operations
 before income taxes                     28,431        4,406        63,811       22,836
Income taxes                              2,850        2,165         5,348        5,316

Income from continuing operations      $ 25,581     $  2,241      $ 58,463     $ 17,520
Per primary and fully diluted common
 share:
   Continuing operations               $   0.35     $   0.03      $   0.81     $   0.25

Average common shares outstanding        72,166       69,617        72,166       69,617


EBITDA                                 $ 52,541     $ 24,904      $109,980     $ 65,379



The pro forma results do not purport to represent what the Company's results of operations would actually have been if the Recapitalization had occurred as of the beginning of each period presented, or to project the Company's results of operations at any future date or for any future period.

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

LIQUIDITY AND CAPITAL RESOURCES

      The Company and its subsidiaries had cash and cash equivalents totalling $13.7 million and $81.4 million at July 30, 1994 and January 29, 1994, respectively. The decrease in the Company's cash balance is primarily due to the Recapitalization which occurred in July 1994.

      During the fourth quarter of 1993, the Company sold Kayser-Roth for approximately $170 million (before the post-closing purchase price adjustment described below) including a $70 million note. A portion of the proceeds was used to repay $66 million of borrowings under a Kayser-Roth credit facility. The Company's Engineering Group, which was discontinued in 1992, was sold during the first quarter of 1993 for approximately $51 million. Additionally, the Company has nearly completed the disposition of the real estate, inventory and other assets of Builders Emporium, which the Company discontinued as of the end of 1992. On April 27, 1994, the Kayser-Roth note was paid with accrued interest resulting in cash proceeds of $71.2 million to the Company. A post-closing purchase price adjustment of $5.1 million was paid to the purchaser of Kayser-Roth on September 1, 1994.

      As part of the Recapitalization, the Company entered into the New Credit Facilities on July 13, 1994. The New Credit Facilities consist of (i) the Term Loan Facilities, comprised of term loans in an aggregate principal amount of $475 million (including a $45 million Canadian loan) and having a term of eight years, which were drawn in full on the closing date (the "Term Loan Facilities"), (ii) the Revolving Facility, which is in an aggregate principal amount of up to $150 million and has a term of seven years and (iii) the Receivables Facility, which is in an aggregate face amount of up to $150 million and has a term of seven years. The New Credit Facilities contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests, dividend restrictions on the Common Stock and various other restrictive covenants which are typical for such facilities. In addition, C&A Products is prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to pay taxes, ordinary expenses, permitted dividends on the Common Stock, the repurchase price for shares or options pursuant to contractual obligations and permitted investments in finance, foreign or acquired subsidiaries. The Company does not believe such prohibition will have a material adverse impact on the Company because all the Company's operations are conducted, and all the Company's debt obligations are issued, by C&A Products and its subsidiaries.

      The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Revolving Facility and the sale of receivables under the Receivables Facility. Net cash used by the operating activities of the Company's continuing operations was $13.9 million for the quarter ended July 30, 1994. The Company had a total of $47.7 million of borrowing availability under its available credit arrangements as of July 30, 1994. The total is comprised of approximately $24.0 million under the Revolving Facility, approximately $15.4 million under the Receivables Facility and approximately $8.3 million under a bank demand line of credit in Canada.

      The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At July 30, 1994, the Company had total outstanding long-term indebtedness of $607.3 million (excluding $11.0 million of outstanding letters of credit) at an average interest rate of 6.38% per annum. Of the total outstanding long term indebtedness,

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

$590 million relates to the Term Loan Facilities and the Revolving Facility. Indebtedness under the Term Loan Facilities and Revolving Facility bears interest at a per annum rate equal to the Company's choice of (i) Chemical's Alternate Base Rate (which is the highest of Chemical's announced prime rate, the Federal Funds Rate plus .5% and Chemical's base certificate of deposit rate plus 1%) ("ABR") plus the ABR Margin per annum or (ii) the offered rates for Eurodollar deposits of one, two, three, six, nine or twelve months, as selected by the Company plus LIBOR margin. Pursuant to the terms of the Term Loan Facilities and the Revolving Facility, "ABR Margin" is initially .75% and the "LIBOR Margin" is initially 1.75%. The weighted average rate of interest on the Term Loan Facilities and the Revolving Facility at July 30, 1994 is 6.38%. The purchases by the Buyers of participating interests in the receivables under the Receivables Facility are made at an initial interest cost (for the first 270 days) equal, at Carcorp's election, to LIBOR plus .625% per annum or ABR. After the first 270 days, the interest cost under the Receivables Facility, if it is not replaced with another receivables facility, will match the interest rate on the other New Credit Facilities. The weighted average interest rate on the sold interests at July 30, 1994 is 5.56%. Cash interest paid during the quarters ended July 30, 1994 and July 31, 1993 was $50.9 million ($16.0 million of which was paid in connection with the Recapitalization), and $38.8 million, respectively. Cash interest paid during the first half of 1994 and 1993 aggregated approximately $59.4 million and $53.5 million, respectively.

      The current maturities of long-term debt primarily consist of vendor financing, industrial revenue bonds and other miscellaneous debt. Repayments of indebtedness under the New Credit Facilities commence in the third fiscal quarter of 1995. The maturities of long-term debt of the Company during the remainder of fiscal 1994 and for 1995, 1996, 1997 and 1998 are $2.2 million, $17.4 million, $42.8 million, $60.8 million and $75.8 million, respectively. In addition, the New Credit Facilities provide for mandatory prepayments with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations.

      The Company makes capital expenditures on a recurring basis for replacements and improvements. As of July 30, 1994, the Company had approximately $50 million in outstanding capital expenditure commitments. During 1994, the Company anticipates capital expenditures will aggregate approximately $84 million as compared to $44.9 million in 1993. The increase is due primarily to the acquisition of additional machinery and equipment at Decorative Fabrics' Mastercraft division as part of an $85 million five year capital investment plan that was initiated this year for the purpose of expanding production capacity at Mastercraft to accommodate anticipated growth. Secondarily, this increase is due to the planned completion of an Automotive Products facility in Mexico for approximately $6 million. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. The Company currently estimates that capital expenditures in 1995 will exceed $60 million.

      The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters.
In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management anticipates that the net cash

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

requirements of its discontinued operations (excluding the post-closing purchase price adjustment related to the sale of Kayser-Roth and the anticipated net proceeds from the disposition of the remaining Builders Emporium real estate) will be approximately $20.9 million for 1994. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's needs relating to discontinued operations can be adequately funded in 1994 by net cash provided by operating activities from continuing operations and by borrowings under existing bank credit facilities.

      From time to time, the Company evaluates acquisitions. The Company expects to fund any future acquisitions with net cash provided by operating activities from continuing operations, borrowings under bank credit facilities or the issuance of securities.

Tax Matters

      As of January 29, 1994, the Company had NOLs (net operating loss carryforwards) of approximately $434.0 million for Federal income tax purposes, which expire over the period from 1996 to 2008. The Company also has unused Federal tax credits of approximately $18.9 million, $11.9 million of which expire during 1994 to 2003. The Company anticipates that additional Federal income tax deductions of approximately $37.7 million will be generated during 1994 as a result of write-offs of unamortized debt discounts and deferred financing costs relating to debt repaid in connection with the Recapitalization. In addition, the Company estimates that it will generate tax deductions of approximately $75.4 million in connection with the ultimate disposition of assets and liabilities of its discontinued businesses during the period 1994 to 1996, which were previously accrued for financial reporting purposes prior to January 29, 1994. The Company anticipates that utilization of these NOLs, tax credits and deductions will result in minimal Federal income taxes until these NOLs and tax credits are exhausted.

      Approximately $134.0 million of the Company's NOLs and $11.9 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Because of the merger of Group and C&A Products, such NOLs and credits may be used against the income and apportioned tax liability of C&A Products, which the Company believes will have sufficient taxable income and apportioned tax liability to fully use such NOLs and to use a substantial portion of such tax credits. The Recapitalization will not constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. However, future sales of Common Stock by the Company or the principal shareholders, or changes in the composition of the principal shareholders, could constitute such a "change in control". Management cannot predict whether such a "change in control" will occur. If such a change of control were to occur, the resulting annual limitations on the use of NOLs and tax credits will depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

      In the course of an examination of the Company's Federal income tax returns, the IRS has challenged the availability of $176.6 million of the Company's approximately $434.0 million of NOLs. The examination is at a preliminary stage and management believes that the basis for the IRS' position is unclear. Management disputes the IRS' challenge and believes

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

that substantially all the NOLs should be available (subject to the potential limitations noted above) to offset its income, if any, in the future. If the IRS were to maintain its position and all or a major portion of such position were to be upheld in litigation, the amount of NOLs available to the Company in future years would be materially reduced.

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

      The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. It is a normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. Excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 15 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and eight additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of July 30, 1994, the Company's estimate of its liability for these 23 sites is approximately $28.5 million. As of July 30, 1994, the Company has established reserves of approximately $29.8 million for the estimated

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Concluded)

future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

      For additional information regarding the foregoing, see "PART II - OTHER INFORMATION, Item 1. Legal Proceedings" elsewhere herein.

                                PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

      There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994, except as described below.

  Derivative Litigation. On June 29, 1994, the Court issued an opinion declining to approve the settlement and declining to approve the payment of any fees to plaintiff's counsel. On July 26, 1994, in light of the issuance of notices or redemption for all classes of the preferred stock, the parties to this litigation entered into a stipulation of discontinuance with prejudice and without costs to any party, which was submitted to the Court for approval. On July 29, 1994, the Court directed the appointment of a Special Master to review the stipulation. The matter is now being considered by the Special Master.

Environmental Proceedings.

      On or about July 20, 1994, the Company received a complaint naming it and approximately 100 others as defendants in a suit filed on or about June 30, 1994 by Waste Management, Inc. and certain affiliated corporations in the United States District Court for the Eastern District of Michigan, captioned Waste Management, Inc., et al. v. Aerospace America, Inc., et al., to recover past and future response costs relating to the alleged disposal or treatment of hazardous substances at the Hartley & Hartley landfill site in Kawkawlin, Michigan.

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      Please note that in the following description of exhibits, the title of any document entered into, or filing made, prior to July 7, 1994 reflects the name of the entity a party thereto or filing, as the case may be, at such time. Accordingly, documents and filings described below may refer to Collins & Aikman Holdings Corporation, Collins & Aikman Group, Inc., WCI Holdings II Corporation, WCI Holdings Corporation or Wickes Companies, Inc., if such documents and filings were made prior to July 7, 1994.


Exhibit
Number                                  Description

 4.1    -   Restated Certificate of Incorporation of the Company.

 4.2    -   By-laws of the Company, as amended.

 4.3    -   Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings
            Corporation's Registration Statement on Form S-2 (Registration No. 33-53179)
            filed June 21, 1994.

 4.4    -   Indenture dated as of May 1, 1985, pursuant to which 11 3/8% Usable
            Subordinated Debentures due 1997 of Collins & Aikman Products Co. (the
            successor by merger to Collins & Aikman Group, Inc. and Wickes Companies,
            Inc.) were issued is hereby incorporated by reference to Exhibit 4(f) of
            Wickes Companies, Inc.'s Current Report on Form 8-K dated May 21, 1985 (SEC
            File No. 1-6761).


Exhibit
Number                                  Description

 4.5    -   Credit Agreement dated as of June 22, 1994 between Collins & Aikman Products
            Co. (formerly Collins & Aikman Corporation) as Borrower, WCA Canada, Inc., as
            Canadian Borrower, the Company as Guarantor, the lenders named therein,
            Continental Bank, N.A., and NationsBank, N.A. as Managing Agents, and Chemical
            Bank as Administrative Agent.

            Collins & Aikman Corporation agrees to furnish to the Commission upon request in accordance with Item 601(b)(4)(iii)(A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins &
            Aikman Corporation or any of its subsidiaries, which debt does not exceed 10%
            of the total assets of Collins & Aikman Corporation and its subsidiaries on a consolidated basis.

10.1    -   Amended and Restated Stockholders Agreement dated as of June 29, 1994 among the Company, Collins & Aikman Group, Inc., Blackstone Capital Partners L.P.
            and Wasserstein Perella Partners, L.P.

10.2    -   Employment Agreement dated as of June 16, 1989 between Wickes Companies, Inc.
            and a former executive officer is hereby incorporated by reference to Exhibit
            10.1 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended
            January 27, 1990.

10.3    -   First Amendment to Employment Agreement dated as of March 20, 1990 between
            Wickes Companies, Inc. and a former executive officer is hereby incorporated by reference to Exhibit 10.2 of Wickes Companies, Inc.'s Report on Form 10-K
            for the fiscal year ended January 27, 1990.

10.4    -   Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc.
            and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended
            January 26, 1991.

10.5    -   Agreement dated as of February 25, 1993 and  Amendment dated as of March 29,
            1993 between Collins & Aikman Group, Inc. and a former executive officer are hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Holdings
            Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.


10.6    -   Employment Agreement dated as of May 1, 1991 between Kayser-Roth Corporation and a former executive officer is hereby incorporated by reference to Exhibit
            10.8 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the
            fiscal year ended January 30, 1993.

10.7    -   First Amendment to Employment Agreement dated as of May 1, 1991 between
            Kayser-Roth Corporation and a former executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Holdings Corporation's Report
            on Form 10-Q for the fiscal quarter ended July 31, 1993.

10.8    -   Letter Agreement dated as of May 16, 1991 and Employment Agreement dated as of
            July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings
            Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.


Exhibit
Number                                  Description

10.9    -   First Amendment to Employment Agreement dated as of February 24, 1994 between
            Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation's
            Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19,
            1994.

10.10   -   Letter Agreements dated as of May 16, 1991 between Collins & Aikman
            Corporation and certain executive officers are hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman Holdings Corporation's
            Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19,
            1994.

10.11   -   Employment Agreement dated as of March 23, 1992 between Collins & Aikman
            Group, Inc. and a former executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Holdings Corporation's Report on Form 10-K
            for the fiscal year ended January 30, 1993.

10.12   -   First Amendment dated as of April 4, 1994 to Agreement dated as of March 23,
            1992 between Collins & Aikman Group, Inc. and a former executive officer is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman Holdings
            Corporation's Report on Form 10-K for the fiscal year ended January 29, 1994.

10.13   -   Employment Agreement dated as of April 27, 1992 between Collins & Aikman
            Corporation and an executive officer is hereby incorporated by reference to
            Exhibit 10.16 of Collins & Aikman Holdings Corporation's Registration
            Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.

10.14   -   Letter Agreement dated as of August 12, 1992 between Collins & Aikman Group,
            Inc. and an executive officer is hereby incorporated by reference to Exhibit
            10.9 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the
            fiscal year ended January 30, 1993.

10.15   -   Employment Agreement dated as of March 1, 1993 between Imperial Wallcoverings,
            Inc. and an executive officer is hereby incorporated by reference to Exhibit
            10.17 of Collins & Aikman Holdings Corporation's Registration Statement on
            Form S-2 (Registration No.33-53179) filed April 19, 1994.

10.16   -   Employment Agreement dated as of October 1, 1993 between Collins & Aikman
            Corporation and an executive officer is hereby incorporated by reference to
            Exhibit 10.18 of Collins & Aikman Holdings Corporation's Registration
            Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.

10.17   -   The Wickes Equity Share Plan is hereby incorporated by reference to Exhibit
            10.11 of Collins & Aikman Holdings Corporation's Report on Form 10-K for the
            fiscal year ended January 30, 1993.

10.18   -   Collins & Aikman Corporation 1994 Executive Incentive Compensation Plan is
            hereby incorporated by reference to Exhibit 10.22 of Amendment No. 4 to
            Collins & Aikman Holdings Corporation's Registration Statement on Form S-2
            (Registration No. 33-53179) filed June 27, 1994.

10.19   -   Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins &
            Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration
            No. 33-53179) filed July 6, 1994.


Exhibit
Number                                  Description


10.20   -   1993 Employee Stock Option Plan is hereby incorporated by reference to Exhibit
            10.12 of the Registration Statement on Form S-2 of Collins & Aikman Holdings
            Corporation (File No. 33-53179) filed April 19, 1994.

10.21   -   1994 Employee Stock Option Plan is hereby incorporated by reference to Exhibit
            10.13 of the Registration Statement on Form S-2 of Collins & Aikman Holdings
            Corporation (File No. 33-53179) filed April 19, 1994.

10.22   -   Acquisition Agreement dated as of November 22, 1993 as amended and restated as of January 28, 1994, among Collins & Aikman Group, Inc., Kayser-Roth
            Corporation and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Holdings Corporation's Current
            Report on Form 8-K dated February 10, 1994.

10.23   -   Warrant Agreement dated as of January 28, 1994 by and between Collins & Aikman
            Group, Inc. and Legwear Acquisition corporation is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Holdings Corporation's Report
            on Form 10-K for the fiscal year ended January 29, 1994.

10.24   -   Receivables Sale Agreement dated as of July 13, 1994 among Collins & Aikman
            Products Co., Ack-Ti-Lining, Inc., WCA Canada, Inc., Imperial Wallcoverings
            (Canada), Inc., Imperial Wallcoverings, Inc., The Akro Corporation, Dura
            Acquisition Corp., each of the other subsidiaries of Collins & Aikman Products
            Co. from time to time parties thereto and Carcorp, Inc.

10.25   -   Receivables Transfer and Servicing Agreement dated as of July 13, 1994 among
            Carcorp, Inc., Collins & Aikman Products Co., each of the subsidiaries of
            Collins & Aikman Products Co. from time to time parties thereto, the several financial institutions from time to time parties thereto and Chemical Bank.

10.26   -   Lease, executed as of the 1st day of June 1987, between Dura Corporation and
            Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of
            Amendment No.5 to Collins & Aikman Holdings Corporation's Registration
            Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

11.     -   Computation of Earnings Per Share.

27.     -   Financial Data Schedule.

99.     -   Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein
            Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of
            Amendment No. 4 to Collins & Aikman Holdings Corporation's Registration
            Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.




(b)        Reports on Form 8-K.

           No current reports on Form 8-K were filed during the quarter for which this report on Form 10-Q is filed.

                                         SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 COLLINS & AIKMAN CORPORATION
                                                 (Registrant)



Dated:  September 12, 1994                  By:  /s/ MARK O. REMISSONG
                                                 Mark O. Remissong
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (On behalf of the Registrant
                                                 and as Principal Financial
                                                 Officer)




                                            By:  /s/ ANTHONY HARDWICK
                                                 Anthony Hardwick
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)