Form 10-Q
period 1994-10-29
COLLINS & AIKMAN CORP
filed 1994-11-30
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

              X  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                    For the quarter ended October 29, 1994

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



                             701 McCullough Drive
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

As of November 29, 1994, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 70,520,900 shares.

                       PART  I  -  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except for per share data)

                                                       Quarter Ended           Nine Months Ended
                                                  October 29,  October 30, October 29,  October 30,
                                                      1994         1993        1994        1993
   Net sales . . . . . . . . . . . . . . . . . .  $  403,722   $  334,629  $1,153,917  $   963,366

   Cost of goods sold  . . . . . . . . . . . . .     310,746      250,184     872,630      738,743
   Selling, general and administrative
      expenses . . . . . . . . . . . . . . . . .      46,391       50,028     149,454      151,610
   Goodwill amortization and write-off . . . . .        -         130,780        -         132,630

                                                     357,137      430,992   1,022,084    1,022,983

   Operating income (loss) . . . . . . . . . . .      46,585      (96,363)    131,833      (59,617)
   Interest expense, net . . . . . . . . . . . .     (10,178)     (28,233)    (64,793)     (83,267)
   Loss on sale of receivables . . . . . . . . .      (2,466)        -         (5,176)        -
   Dividends on preferred stock of subsidiary  .        -          (1,129)     (2,258)      (3,386)

   Income (loss) from continuing
      operations before income taxes . . . . . .      33,941     (125,725)     59,606     (146,270)
   Income taxes  . . . . . . . . . . . . . . . .       2,975        4,096       8,563        9,652

   Income (loss) from continuing operations  . .      30,966     (129,821)     51,043     (155,922)

   Discontinued operations:
      Loss from operations, net of income taxes         -             (50)       -          (4,775)
      Loss on disposal, net of income taxes  . .        -            -           -        (127,673)
   Income (loss) before extraordinary item . . .      30,966     (129,871)     51,043     (288,370)
   Extraordinary loss, net of income taxes . . .        -            -       (106,528)        -

   Net income (loss) . . . . . . . . . . . . . .  $   30,966   $ (129,871) $  (55,485) $  (288,370)

   Dividends and accretion on preferred stock  .        -          (6,032)    (14,408)     (17,473)
   Excess of redemption cost over book value of
      preferred stock  . . . . . . . . . . . . .        -            -        (82,022)        -

   Income (loss) applicable to common
      shareholders . . . . . . . . . . . . . . .  $   30,966   $ (135,903) $ (151,915) $  (305,843)

   Per primary and fully diluted common share:

     Continuing operations  . . . . . . . . . .  $       .43   $    (4.99) $     (.97) $     (6.36)
      Discontinued operations  . . . . . . . . .        -            -           -           (4.86)
      Extraordinary item . . . . . . . . . . . .        -            -          (2.29)        -

   Net income (loss) . . . . . . . . . . . . . .  $      .43   $    (4.99) $    (3.26) $    (11.22)

   Average common shares outstanding . . . . . .      72,109       27,260      46,577       27,260

   See accompanying notes.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                     (Unaudited)
                                                     October 29,    January 29,
                                                        1994            1994
                       ASSETS
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . .  $    2,744     $   81,373
   Accounts and notes receivable, net   . . . . . .      81,731        200,368
   Inventories  . . . . . . . . . . . . . . . . . .     190,983        176,062
   Receivable from sale of business   . . . . . . .        -            70,000
   Other  . . . . . . . . . . . . . . . . . . . . .      37,452         48,397

      Total current assets  . . . . . . . . . . . .     312,910        576,200

Property, plant and equipment, at cost less
   accumulated depreciation and amortization of
   $273,820 and $240,514  . . . . . . . . . . . . .     288,898        292,600
Other assets  . . . . . . . . . . . . . . . . . . .      63,410         50,025

                                                     $  665,218     $  918,825


    LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable  . . . . . . . . . . . . . . . . .  $    1,793     $    3,789
   Current maturities of long-term debt   . . . . .      11,209         25,895
   Accounts payable   . . . . . . . . . . . . . . .      85,712         85,591
   Accrued expenses   . . . . . . . . . . . . . . .     135,592        145,022

      Total current liabilities   . . . . . . . . .     234,306        260,297

Long-term debt  . . . . . . . . . . . . . . . . . .     559,785        897,659
Deferred income taxes . . . . . . . . . . . . . . .         607            640
Other, including postretirement benefit obligation      300,661        339,768
Commitments and contingencies . . . . . . . . . . .
Redeemable preferred stock of subsidiary, at
   carrying value   . . . . . . . . . . . . . . . .        -               132

Preferred stock of subsidiary, at carrying value  .        -               181

Redeemable preferred stock, at carrying value . . .        -           122,368

Common stock (70,521 and 28,164 shares issued and
   outstanding)   . . . . . . . . . . . . . . . . .         705            282
Other paid-in capital . . . . . . . . . . . . . . .     586,157        160,317
Accumulated deficit . . . . . . . . . . . . . . . .  (1,001,252)      (849,337)
Foreign currency translation adjustments  . . . . .      (8,004)        (5,735)
Pension equity adjustment . . . . . . . . . . . . .      (7,747)        (7,747)

      Total common stockholders' deficit  . . . . .    (430,141)      (702,220)

                                                     $  665,218     $  918,825

See accompanying notes.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                (in thousands)

                                                      Quarter Ended        Nine Months Ended
                                                  October 29, October 30, October 29, October 30,
                                                      1994       1993        1994        1993
    OPERATING ACTIVITIES
    Income (loss) from continuing operations  . .  $  30,966  $(129,821)  $  51,043   $(155,922)
    Adjustments to derive cash flow from
      continuing operating activities:
        Depreciation  . . . . . . . . . . . . . .     11,713     11,533      34,945      34,965
        Goodwill amortization and write-off   . .       -       130,780        -        132,630
        Amortization of other assets &
          liabilities   . . . . . . . . . . . . .        449      3,098       4,829       9,956
        Increase in accounts and notes
          receivable  . . . . . . . . . . . . . .    (44,292)   (40,558)    (31,363)    (28,892)
        Decrease (increase) in inventories  . . .      4,656     (7,248)    (14,921)     (4,457)
        Increase (decrease) in accounts payable       13,081      4,594         121      (3,596)
        Increase (decrease) in interest and
          dividends payable   . . . . . . . . . .      3,045     12,875     (14,958)      9,142
        Other, net  . . . . . . . . . . . . . . .      1,964     12,030      (4,007)     25,097

          Net cash provided by (used in)
            continuing operating activities   . .     21,582     (2,717)     25,689      18,923

    Cash provided by (used in) discontinued
      operations  . . . . . . . . . . . . . . . .     (8,930)    38,753     (24,087)    (18,342)

    INVESTING ACTIVITIES
    Additions to property, plant and equipment  .    (21,402)   (13,502)    (55,533)    (35,334)
    Sales of property, plant and equipment  . . .        119        622         190       1,173
    Proceeds from sale/leaseback arrangement  . .     22,557       -         22,557        -
    Net proceeds from (used in) disposition of
      discontinued operations   . . . . . . . . .     (6,041)      (250)     61,726      48,993
    Other, net  . . . . . . . . . . . . . . . . .     (3,418)    34,438      (3,487)     30,392

          Net cash provided by (used in)
            investing activities  . . . . . . . .     (8,185)    21,308      25,453      45,224

    FINANCING ACTIVITIES
    Issuance of common stock  . . . . . . . . . .       -          -        232,436        -
    Issuance of long-term debt  . . . . . . . . .        841      6,248     671,719      73,657
    Proceeds from sales of a participating
      interest in accounts receivable, net of
      redemptions   . . . . . . . . . . . . . . .     25,000       -        150,000        -
    Redemption of preferred stock . . . . . . . .       -          -       (219,110)       -
    Repayment and defeasance of long-term debt  .     (1,737)    (5,955)   (882,163)    (57,433)
    Net borrowings (repayments) on revolving
      credit facilities   . . . . . . . . . . . .    (40,000)    10,250     (56,750)     (6,750)
    Net borrowings (repayments) on short-term
      obligations   . . . . . . . . . . . . . . .         49       (294)     (2,071)     (8,336)
    Other, net  . . . . . . . . . . . . . . . . .        395       (367)        255      (7,639)

          Net cash provided by (used in)
            financing activities  . . . . . . . .    (15,452)     9,882    (105,684)     (6,501)

    Net increase (decrease) in cash and cash
      equivalents   . . . . . . . . . . . . . . .    (10,985)    67,226     (78,629)     39,304
    Cash and cash equivalents at beginning of
      period  . . . . . . . . . . . . . . . . . .     13,729     55,766      81,373      83,688

    Cash and cash equivalents at end of period  .  $   2,744  $ 122,992   $   2,744   $ 122,992

    See accompanying notes.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OTHER PAID-IN CAPITAL
                                 (Unaudited)
                                (in thousands)



                                                    Quarter Ended          Nine Months Ended
                                                October 29, October 30, October 29, October 30,
                                                    1994        1993        1994        1993
    Balance at beginning of period  . . . . . .  $  587,328  $  133,581  $  160,317  $  133,581
    Management equity plan  . . . . . . . . . .      (1,171)       -           (919)       -
    Issuance of common stock  . . . . . . . . .        -           -        426,759        -

    Balance at end of period  . . . . . . . . .  $  586,157  $  133,581  $  586,157  $  133,581




                CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
                                  (Unaudited)
                                (in thousands)

                                                     Quarter Ended          Nine Months Ended
                                               October 29,  October 30,  October 29,  October 30,
                                                   1994         1993        1994         1993
    Balance at beginning of period  . . . . .  $(1,032,218) $ (717,890) $  (849,337) $ (547,950)
    Net income (loss) . . . . . . . . . . . .       30,966    (129,871)     (55,485)   (288,370)
    Redeemable preferred stock dividends  . .         -         (5,628)     (12,380)    (16,261)
    Accretion of difference between
      redemption value and fair value
      at date of issuance of redeemable
      preferred stock   . . . . . . . . . . .         -           (404)      (2,028)     (1,212)
    Excess of redemption cost over book
      value of preferred stock  . . . . . . .         -           -         (82,022)       -

    Balance at end of period  . . . . . . . .  $(1,001,252) $ (853,793) $(1,001,252) $ (853,793)

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT
                                  (Unaudited)
A.    Organization:

Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation and before that WCI Holdings Corporation) is a Delaware corporation. Prior to July 13, 1994, the Company was a wholly-owned subsidiary of Collins & Aikman Holdings II Corporation ("Holdings II") (formerly WCI Holdings II Corporation). In connection with an initial public offering of common stock and a recapitalization (described below), Holdings II was merged into the Company. Concurrently, Collins & Aikman Group, Inc., a wholly- owned subsidiary of the Company ("Group") (formerly Wickes Companies, Inc.), was merged into its wholly-owned subsidiary, Collins & Aikman
Corporation.   On July 7,  1994, the Company changed its  name from
Collins & Aikman Holdings Corporation to Collins & Aikman Corporation and Collins & Aikman Corporation changed its name to Collins & Aikman Products Co. ("C&A Products").

B.    Basis of Presentation:

The  condensed consolidated financial statements include the accounts of
the Company and  its  subsidiaries.    In  the  opinion  of  management,
the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the statements of operations for the quarter and nine months ended October 30, 1993 and the statements of cash flows for the quarter and nine months ended October 30, 1993 to conform to the fiscal 1994 presentation.

C.    Initial Public Offering and Recapitalization:

On July 13, 1994, the Company completed an initial public offering (the "Offering") of 15.0 million shares of common stock of the Company ("Common Stock") at an initial public offering price of $10.50 per
share.   The net  proceeds to the  Company from  the Offering  and from the sale by the Company of an aggregate of approximately 8.8 million shares of Common Stock to affiliates of the Company's principal shareholders, Wasserstein Perella Partners, L.P. ("WP Partners") and Blackstone Capital Partners L.P. ("Blackstone Partners"), together with proceeds under certain new credit facilities aggregating $775 million (the "New Credit Facilities") and available cash, were used to effect a defeasance and redemption or repayment of virtually all outstanding indebtedness and all outstanding preferred stock of the
Company  and  its  subsidiaries (the  "Recapitalization").    In
addition, the Company's $204.5 million of Subordinated PIK Bridge Notes were extinguished with approximately $9.7 million redeemed in cash and approximately $194.8 million exchanged for approximately 18.5
million shares of Common Stock.   After the Offering and
Recapitalization, approximately 70.5 million shares of Common Stock were outstanding.

The New Credit Facilities consist of (i) term loans in an aggregate principal amount of $475 million (including a $45 million Canadian loan) with a term of eight years, which were drawn in full on the closing date (the "Term Loan Facilities"), (ii) a revolving credit facility in an aggregate principal amount of up to $150 million with a term of seven years (the "Revolving Facility") and (iii) a receivables facility in an aggregate face amount of up to $150 million with a term of seven years (the "Receivables Facility"). The New Credit Facilities contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities. The Company's obligations under the Term Loan Facilities and the Revolving Facility are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                            (Unaudited)

The New Credit Facilities prohibit the payment of dividends on the Common Stock or any preferred stock of the Company until the third fiscal quarter of 1995, and then limit the payment of dividends to $3 million in the aggregate per quarter, unless certain conditions are met (including there being less than $350 million outstanding
under  the Term Loan Facilities).   In addition, C&A Products is
prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to pay taxes, ordinary expenses, permitted dividends on the Common Stock, the repurchase price for shares or options pursuant to contractual obligations and permitted investments in finance, foreign or acquired subsidiaries. The Company does not believe such prohibition will have a material adverse impact on the Company because all the Company's operations are conducted, and all the Company's debt obligations are issued, by C&A Products and its subsidiaries.

D.    Receivables Facility:

In connection with the Recapitalization, on July 13, 1994, C&A Products and certain of its subsidiaries (the "Sellers") transferred $190 million of customer receivables to Carcorp, Inc., a wholly-owned, bankruptcy remote subsidiary of C&A Products ("Carcorp"), which, in turn, on July 13, 1994, sold an undivided senior interest in the receivables pool for $136.8 million to Chemical Bank ("Chemical" and, together with a syndicate of financial institutions if Chemical so elects at any time, the "Buyers") pursuant to a Receivables Transfer and Servicing Agreement ("RTA") with Chemical, as administrative agent. In connection with the receivables sale, a loss of $2.5 million and $5.2 million was incurred in the third quarter and the first nine months of 1994, respectively. Of this loss, $1.3 million related to fees and expenses associated with the sales and $3.9 million
related to  discounts  on the  receivables sold.    Carcorp continues
to purchase,  on  a revolving basis,  all  trade receivables  generated
by the  Sellers.   The  Sellers  will continue to service the
receivables for Carcorp. Carcorp may sell to the Buyers undivided senior interests of up to $150 million in receivables at any time, subject to among other things the sufficiency of the underlying receivables and the qualification of the underlying receivables as "Eligible Receivables" under the RTA. The Receivables Facility terminates July 13, 2001 or earlier if a defined liquidation event occurs.

As of October 29, 1994, Carcorp's total receivables pool was $227.5 million. As of October 29, 1994, Chemical possessed a $150 million undivided senior interest in Carcorp's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date. Carcorp owns a subordinated interest in the receivables pool.

E.    Sale Leaseback Transaction:

On September 30, 1994, the Company entered into a master equipment lease agreement with NationsBanc Leasing Corporation of North Carolina for the sale and leaseback of manufacturing equipment. Pursuant to that agreement the Company has sold and leased back for a term of 10.5 years equipment utilized in its Automotive Products
and Interior Furnishings  segments.   The aggregate  net book  values of
the equipment totaling $22.1 million have been removed from the balance sheet and the gain realized on the sale totaling $.5 million has been deferred and is being recognized as adjustments to rent expense over the lease term. The Company's rental payments on the leased equipment amount to $2.9 million annually and commence in March 1995. The Company has a purchase option on the equipment at the end of the lease term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices
determined under the agreement.   The Company has classified the lease
as an operating lease.  The

       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES NOTES TO
       CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                             (Unaudited)

Company may sell and lease back additional equipment in the future under the same master lease agreement.

F.    Interest Rate Protection Program:

During September 1994, the Company entered into a program designed to reduce its exposure to changes in the cost of its variable rate borrowings by the use of interest rate cap and corridor agreements. Under these agreements, the Company has limited its exposure on notional principal amounts as follows:

Protection Period   Notional Principal Amount   Average LIBOR Strike Price

October 1994 thru
    October 1995         $ 300,000,000                     6.92%
October 1995 thru
    October 1996         $ 250,000,000                     7.50%

The costs of these agreements are amortized over the periods of protection.

G.    Discontinued Operations:

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

In the quarter and nine months ended October 30, 1993, revenues derived from discontinued operations were $267.6 million and $704.9 million, respectively.

The majority of Builders Emporium's leased properties have been assigned to third parties. In addition, C&A Products has assigned leases in connection with the divestiture of Kayser-Roth, the Engineering Group, Wickes Manufacturing Company and other divested
businesses.   Although  C&A Products  has obtained  releases from  the
lessors  of certain properties,  C&A Products  remains contingently
liable  under most  of the  leases.   C&A Products' future liability for
these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or future results of operations.

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                            (Unaudited)

During the first quarter of 1994, the Company incurred expenses of $2.5 million for services performed by affiliates of Blackstone Partners and WP Partners in connection with a comprehensive review of the
Company's  liabilities   associated  with  discontinued operations,
including surplus real estate, postretirement and workers compensation liabilities. In addition, the Company incurred a $100,000 fee during the first quarter of 1994 for advisory services performed by an affiliate of Blackstone Partners in connection with the sale of Builders Emporium's inventory, real estate and other assets. In addition, in September 1993 an affiliate of Blackstone Partners negotiated with Arkaid, Incorporated, a real estate consultant ("Arkaid"), to receive 20% of the incentive fees payable to Arkaid by the Company in connection with the resolution of lease liabilities of Builders Emporium. Blackstone Partners received $441,800 in fees during the third quarter of 1994 pursuant to this arrangement and is expected to receive approximately $20,000 in additional fees.

H.    Inventories:

Inventory balances are summarized as follows (in thousands):

                                              October 29,    January 29,
                                                1994            1994
Raw materials . . . . . . . . . . . . . . . .$   73,343     $   70,762
Work in process . . . . . . . . . . . . . . .    29,159         24,739
Finished goods  . . . . . . . . . . . . . . .    88,481         80,561
                                             $  190,983     $  176,062

I.    Interest Expense, Net:

Interest expense for the quarters ended October 29, 1994 and October 30, 1993 is net of interest income of $.8 million and $1.2 million, respectively. Interest expense for the nine months ended October 29, 1994 and October 30, 1993 is net of interest income of $5.7 million and $3.7 million, respectively.

Interest expense has been allocated to discontinued operations based on the ratio of net book value (including reserves for loss on disposal) of discontinued operations to C&A Products' consolidated invested capital. Interest allocated to discontinued operations was $2.3 million and $11.1 million for the quarter and nine months ended October 30, 1993. No interest was allocated to discontinued operations for the quarter and nine months ended October 29, 1994.

J.    Related Party Transactions:

During the first quarter of 1994, the Company incurred expenses of $2.75 million for services performed by affiliates of WP Partners and $3.25 million for services performed by affiliates of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as certain other advisory services.
These fees are included in "selling, general and administrative expenses" for the first quarter of 1994.

Additionally under the Amended and Restated Stockholders Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners each a quarterly monitoring fee of $250,000 which commenced in the quarter ended
October 29, 1994.

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

K.    Information About Segments of the Company's Operations:

Information about the Company's segments for the third quarter and first nine months of fiscal 1994 and 1993 follows (in thousands):


Quarter Ended                   Net          Gross         Operating         Capital
October 29, 1994               Sales         Margin      Income (Loss)    Expenditures
Automotive Products . . .   $  245,970    $    44,651    $  31,642        $    14,823
Interior Furnishings  . .      102,029         30,250       13,740              4,796
Wallcoverings . . . . . .       55,723         18,075        2,243              1,476
                               403,722         92,976       47,625             21,095
Corporate items . . . . .         -              -          (1,040)               307
                            $  403,722    $    92,976    $  46,585        $    21,402

Quarter Ended                   Net          Gross         Operating         Capital
October 30, 1993               Sales         Margin         Loss (b)      Expenditures
Automotive Products . . .   $  173,145    $    32,049    $ (49,903)       $     9,063
Interior Furnishings  . .      104,807         29,488      (18,805)             2,567
Wallcoverings . . . . . .       56,677         22,908      (23,217)             1,874
                               334,629         84,445      (91,925)            13,504
Corporate items . . . . .         -              -          (4,438)                76
                            $  334,629    $    84,445    $ (96,363)       $    13,580

Nine Months Ended               Net          Gross         Operating         Capital
October 29, 1994               Sales         Margin      Income (Loss)    Expenditures
Automotive Products . . .   $  675,834    $   133,711    $  94,771        $    38,133
Interior Furnishings  . .      311,927         93,820       41,877             12,422
Wallcoverings . . . . . .      166,156         53,756        8,247              4,369
                             1,153,917        281,287      144,895             54,924
Corporate items . . . . .         -              -         (13,062)(a)            609
                            $1,153,917    $   281,287    $ 131,833        $    55,533

Nine Months Ended               Net          Gross          Operating        Capital
October 30, 1993               Sales         Margin          Loss (b)     Expenditures
Automotive Products . . .   $  491,657    $    84,942     $ (26,009)      $    19,129
Interior Furnishings  . .      301,859         80,736        (2,441)            6,293
Wallcoverings . . . . . .      169,850         58,945       (17,549)            3,927
                               963,366        224,623       (45,999)           29,349
Corporate items . . . . .         -              -          (13,618)              544
                            $  963,366    $   224,623     $ (59,617)      $    29,893

a) Corporate items for the nine months ended October 29, 1994 include $6.0 million related to services performed by affiliates of WP Partners and of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as certain other advisory services.

b)    Included in operating loss for the quarter  and nine months ended October 30, 1993 was the Company's write-off  of goodwill of
$129,854.   The goodwill written off by operating  segment  was $68,379
at   Automotive  Products,  $31,604 at   Interior Furnishings, and
$29,871 at Wallcoverings.

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                            (Unaudited)


L.    Commitments and Contingencies:

See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.

See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations -  Environmental Matters" and Note G to Condensed
Consolidated Financial Report elsewhere herein.

M.    Earnings Per Share:

Earnings (loss) per common share is based on the weighted average number of shares of Common Stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed  to be purchased  from the  proceeds, including
applicable compensation expense.   In connection with the merger of
Holdings II into the Company, the 35,035,000 shares of Common Stock of the Company outstanding prior to the Recapitalization were canceled and approximately 28,164,000 shares of Common Stock were issued in exchange for the common stock of Holdings II. All historical amounts and earnings per share computations have been adjusted to reflect the
merger.   Net loss has been adjusted by dividends and accretion
requirements on preferred stock and the excess of redemption cost over book value of preferred stock to compute the loss applicable to common shareholders.

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's  Discussion and  Analysis  of Financial
          Condition  and Results  of Operations.

INITIAL PUBLIC OFFERING AND RECAPITALIZATION

On July 13,  1994, the Company completed an initial public  offering of
15.0 million shares of Common Stock at an initial public offering price of $10.50 per share. The net proceeds to the Company from the Offering and from the sale by the Company of an aggregate of approximately 8.8 million shares of Common Stock to affiliates of the Company's principal shareholders, WP Partners and Blackstone Partners, together with proceeds under the New Credit Facilities and available cash, were used to effect a defeasance and redemption or repayment of virtually all outstanding indebtedness and all outstanding preferred
stock of the Company  and its subsidiaries.   In addition, the Company's
$204.5 million of Subordinated PIK Bridge Notes were extinguished with approximately $9.7 million redeemed in cash and approximately $194.8 million exchanged for approximately 18.5 million shares of Common
Stock.   After  the  Offering and  Recapitalization, approximately  70.5 million shares of Common Stock were outstanding.

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

GENERAL

The Company's continuing business segments consist of Automotive Products, which supplies interior trim products to the North American automotive industry; Interior Furnishings, which manufactures residential upholstery and commercial floorcoverings in the United States; and Wallcoverings, which produces residential wallcoverings in North America. The Company's net sales in the third quarter of fiscal 1994 were $403.7 million, with approximately $246.0 million (60.9%) in Automotive Products, $102.0 million (25.3%) in Interior Furnishings, and $55.7 million (13.8%) in Wallcoverings. All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

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

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2.   Management's  Discussion and  Analysis  of Financial
          Condition  and Results  of Operations. (Continued)

RESULTS OF OPERATIONS

Discussion of results of each of the Company's operating segments follows:

Automotive Products
                                                 Quarter Ended
                                        October 29, 1994     October 30, 1993
                                       Amount      Percent   Amount    Percent
                                                (amounts in thousands)

Net sales                              $ 245,970     100.0% $ 173,145   100.0%
Cost of goods sold                       201,319      81.8    141,096    81.5
Gross margin                              44,651      18.2     32,049    18.5
Selling, general & administrative
 expenses                                 13,009       5.3     13,086     7.5
Goodwill write-off                          -           -      68,379    39.5
Goodwill amortization                       -           -         487      .3
Operating income (loss)                $  31,642      12.9% $ (49,903)  (28.8)%


                                                Nine Months Ended
                                        October 29, 1994    October 30, 1993
                                        Amount    Percent   Amount    Percent
                                              (amounts in thousands)

Net sales                              $ 675,834     100.0% $ 491,657   100.0%
Cost of goods sold                       542,123      80.2    406,715    82.7
Gross margin                             133,711      19.8     84,942    17.3
Selling, general & administrative
 expenses                                 38,940       5.8     41,111     8.4
Goodwill write-off                          -           -      68,379    13.9
Goodwill amortization                       -           -       1,461      .3
Operating income (loss)                $  94,771      14.0% $ (26,009)   (5.3)%

Net Sales: Automotive Products' net sales increased 42.1% to approximately $246.0 million in the third quarter of 1994, up $72.8
million over  the third  quarter of  1993.   The overall increase is
attributable to increased sales volume and reflects the impact of a 22.5% increase in North American automobile and light truck build in
the third quarter of 1994 from the  third quarter of 1993.   Of the
sales increase, 52% related to automotive bodycloth, 20% related to convertible top and topstack products and 12% related to molded floor carpet. The

              COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2.   Management's  Discussion and  Analysis  of Financial
          Condition  and Results  of Operations. (Continued)

remainder related to other automotive products.

The bodycloth increase was due primarily to the Company's jacquard velvets product line currently utilized in such high volume models as the General Motors C/K Truck Line. Additional product placements, which contributed to the overall increase in bodycloth volume, were the Chevrolet Lumina, Pontiac Grand Am, the Ford Aerostar Van and F-Series Truck and Chrysler Minivans.

The molded floor carpet increase was due to a 19% increase in unit shipments principally related to increased production of high volume lines including Cadillac Deville, Oldsmobile Aurora, Buick Riviera, General Motors C/K Truck Line, Chrysler Minivans, Ford Mustang, Toyota Camry, Honda Accord and the Dodge T-300 and Dakota Trucks.

The convertible top and topstack increase resulted from Ford's full production of the Mustang convertible.

For the first nine months Automotive Products' net sales of $675.8 million were $184.2 million higher than the comparable period in 1993. For the first nine month period the North American automobile and light truck build increased 13.7% from the comparable period of 1993.
Of Automotive Products' sales increase for the nine month period, 50% related to automotive bodycloth, 26% related to convertible top and topstack products and 14% related to molded floor carpet. The remainder related to other automotive products.

These increases primarily related to the vehicle lines discussed above as well as increased volume during the first six months of 1994 for such vehicles as the Ford Escort, Chevrolet Camaro and Cavalier and the Chrysler full size van. These factors resulted in the Company's average revenue per North American-produced vehicle of approximately $52 for the nine month period ended October 29, 1994 compared to approximately $43 for all of fiscal 1993.

Gross Margin: For the third quarter ended October 29, 1994, gross margin was 18.2%, down from 18.5% in the comparable period in 1993, and for the first nine months of 1994 Automotive Products' gross
margin rose  to 19.8% of sales from 17.3% in 1993.   During the third
quarter, the Company incurred premium freight costs related to capacity constraints for certain automotive seat fabrics. These premium freight costs offset the improvements in gross margin which resulted from spreading fixed costs over higher production volume in both the bodycloth and automotive carpet product lines and continued benefits of
reducing costs  of  nonconforming  products.    The  Company  expects
costs related to capacity constraints for automotive seat fabrics to continue to offset benefits of high production volume in the fourth quarter.

Selling, General and Administrative Expenses: Automotive Products' selling, general and administrative expenses decreased .6% in the third quarter of 1994. For the first nine months selling, general and administrative expenses of $38.9 million was $2.2 million lower than the comparable period in 1993. The reduction is attributable to lower styling and product development costs in the segment's automotive carpet product line and reduced administrative expenses resulting from reductions in administrative head count and changes in postretirement plan provisions.

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's  Discussion  and Analysis  of  Financial
          Condition  and  Results of Operations. (Continued)

Interior Furnishings
                                                   Quarter Ended
                                         October 29, 1994    October 30, 1993
                                        Amount     Percent   Amount    Percent
                                                 (amounts in thousands)

Net sales                              $ 102,029    100.0% $ 104,807   100.0%
Cost of goods sold                        71,779     70.4     75,319    71.9
Gross margin                              30,250     29.6     29,488    28.1
Selling, general & administrative
 expenses                                 16,510     16.2     16,465    15.7
Goodwill write-off                          -          -      31,604    30.1
Goodwill amortization                       -          -         224      .2
Operating income (loss)                $  13,740     13.4% $ (18,805)  (17.9)%


                                                Nine Months Ended
                                        October 29, 1994    October 30, 1993
                                        Amount    Percent   Amount    Percent
                                               (amounts in thousands)

Net sales                              $ 311,927    100.0% $ 301,859   100.0%
Cost of goods sold                       218,107     69.9    221,123    73.3
Gross margin                              93,820     30.1     80,736    26.7
Selling, general & administrative
 expenses                                 51,943     16.7     50,898    16.8
Goodwill write-off                          -          -      31,604    10.5
Goodwill amortization                       -          -         675      .2
Operating income (loss)                $  41,877     13.4% $  (2,441)    (.8)%

Net Sales: Interior Furnishings' net sales decreased 2.7% to $102.0 million in the third quarter of 1994, down $2.8 million over the third quarter of 1993. For the first nine months net sales of $311.9 million was $10.1 million higher than the comparable period in 1993. During the third quarter, segment sales declined primarily due to the Company's redeployment of manufacturing capacity from certain Decorative Fabrics velvet furniture products to automotive seat fabrics and to softness in the Mastercraft product line early in the third quarter. These factors offset the increases in Decorative Fabrics' sales which occurred during the first six months of 1994. During the second quarter of 1994, the Company introduced its "Advantage Fabrics" line which is specifically designed for the promotional

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's  Discussion and  Analysis  of Financial
          Condition  and Results  of Operations. (Continued)

furniture lines. Since its introduction, the line has had modest sales activity. The Floorcoverings group experienced increased net sales of $3.8 million and $10.8 million, respectively, for the quarter and nine month periods ended October 29, 1994 compared to the 1993 periods. The Floorcoverings group net sales increase in the nine month period is largely attributable to a 17% increase in volume, primarily in six foot roll sales to the education and corporate markets.

Gross Margin: For the third quarter ended October 29, 1994, gross margin was 29.6%, up from 28.1% in the comparable period, and for the first nine months of 1994 Interior Furnishings' gross margin
rose to  30.1% of  sales  from 26.7%  in 1993.   The  increase reflects
improvements in manufacturing efficiencies in the Decorative Fabrics group resulting from the Mastercraft loom modernization program and improved sales margins in the Floorcoverings group.

Selling, General and Administrative Expenses: Interior Furnishings' selling, general and administrative expenses remained unchanged in the third quarter of 1994 from the third quarter of 1993. For the first nine months selling, general and administrative expenses of $51.9 million were $1.0 million higher than the comparable period in 1993. The increases are primarily due to increased selling expenses related to sales volume increases in the Floorcoverings group as well as planned expansion of the group's sales staff.

Wallcoverings
                                                   Quarter Ended
                                         October 29, 1994    October 30, 1993
                                         Amount    Percent   Amount    Percent
                                                  (amounts in thousands)

Net sales                              $  55,723    100.0% $  56,677   100.0%
Cost of goods sold                        37,648     67.6     33,769    59.6
Gross margin                              18,075     32.4     22,908    40.4
Selling, general & administrative
 expenses                                 15,832     28.4     16,041    28.3
Goodwill write-off                          -          -      29,871    52.7
Goodwill amortization                       -          -         213      .4
Operating income (loss)                $   2,243      4.0% $ (23,217)  (41.0)%

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's Discussion  and  Analysis of  Financial
          Condition and  Results  of Operations. (Continued)


                                                 Nine Months Ended
                                         October 29, 1994    October 30, 1993
                                        Amount    Percent   Amount    Percent
                                                (amounts in thousands)

Net sales                              $ 166,156    100.0% $ 169,850   100.0%
Cost of goods sold                       112,400     67.6    110,905    65.3
Gross margin                              53,756     32.4     58,945    34.7
Selling, general & administrative
 expenses                                 45,509     27.4     45,983    27.1
Goodwill write-off                          -          -      29,871    17.6
Goodwill amortization                       -          -         640      .3
Operating income (loss)                $   8,247      5.0% $ (17,549)  (10.3)%

Net Sales: Wallcoverings' net sales decreased 1.7% to $55.7 million in the third quarter of 1994, down $1.0 million over the third quarter of 1993. For the first nine months net sales of $166.2 million was $3.7
million lower than  the comparable period in 1993.   The overall
decrease in net sales continues to reflect a modest unit increase in the independent retailer ("dealer") and converter businesses offset by a planned reduction in sales to independent distributors and by a decrease in unit shipments to chain businesses. The Company believes that the decrease in the chain business reflects delayed product replenishment by the chain stores.

Gross Margin: For the third quarter ended October 29, 1994, gross margin
of 32.4% was down from 40.4% in  the comparable period.   For the first
nine months of 1994, Wallcoverings' gross margin dropped to 32.4% of sales from 34.7% in 1993. The decrease in gross margin reflects manufacturing inefficiencies early in the third quarter of 1994 related to labor and materials utilization and the impact of spreading fixed costs over reduced production volume. The above factors offset improvements recognized in the first six months related to reductions in product close-out costs and improved absorption of fixed costs due to increased production of new product lines.

Selling, General and Administrative Expenses: Wallcoverings' selling, general and administrative expenses decreased 1.3% to $15.8 million in the third quarter of 1994, down $.2 million over the third quarter of 1993. For the first nine months selling, general and administrative expenses of $45.5 million was $.5 million lower than the comparable period in 1993.
The decrease was due to planned increases in sample and product development costs offset by lower administrative and selling expenses.

Company As A Whole

Net Sales: Net sales increased 20.6% to $403.7 million in the third quarter of 1994, up $69.1 million over the third quarter of 1993.
For the first  nine months net  sales of $1,153.9 million  was $190.6
million higher  than  the comparable  period in  1993.   The overall net
sales increases reflect continued sales increases in the Company's Automotive Products and Interior Furnishings segments offset by continued sales decreases in the Wallcoverings segment as discussed above.

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's Discussion  and  Analysis of  Financial
          Condition and  Results  of Operations. (Continued)

Gross Margin: Gross margin increased to $93.0 million in the third quarter of 1994 or 23.0% of sales, up from $84.4 million or 25.2% of sales in the third quarter of 1993. The third quarter decrease in gross margin as a percent of sales results primarily from premium freight costs in the Automotive Products segment incurred because of capacity constraints and from manufacturing inefficiencies in the
Wallcoverings segment.   For the first nine months of 1994, gross
margin rose to 24.4% from 23.3% in 1993.   The increases in the gross
margin for the nine month period relate primarily to increased volume in the Company's Automotive Products segment, which resulted in lower fixed costs per unit, and manufacturing efficiencies in the Interior Furnishings segment, offset by premium freight charges in the Automotive Products segment and manufacturing inefficiencies in the Wallcoverings segment, as described above.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased in the third quarter of 1994 to
$46.4 million and were $3.6 million lower than the comparable period  in
1993.   The improvement  is primarily attributable  to the  $3.4 million or 77% reduction in unallocated corporate expenses to $1.0 million in the third quarter of 1994 compared to the third quarter of 1993. The decrease in the third quarter unallocated corporate expenses primarily reflects a $1.4 million reduction in compensation expense related to the Company's management equity plan and a reduction in fees to
Blackstone  Partners and WP Partners  of $.8 million.   For the first
nine months of 1994 selling, general and administrative expenses of $149.5 million were $2.2 million lower than the comparable period in
1993.   For the  first nine  months of  1994, unallocated corporate expenses of $13.1 million  were $.6 million lower than the comparable
period in 1993.    The overall  decrease  in unallocated  corporate
expenses relates to the items discussed above, offset by fees for services performed by affiliates of Blackstone Partners and of WP Partners in connection with the Company's evaluation of refinancing and strategic alternatives and certain other advisory services, as well as an increase in second quarter compensation expense related to options issued under the 1994 Employee Stock Option Plan during the first quarter of 1994.

Goodwill Write-off and Amortization: During the third quarter ended October 30, 1993, the Company wrote off its remaining goodwill of $129.9 million. The write-off was based on management's assessment of the Company's financial condition given the Company's capital structure at that time. Although management of the Company, based on the facts known to it at October 30, 1993, was expecting both cyclical and long-term improvement in the results of operations, an analysis suggested that, given the Company's capital structure at that time, a deterioration of the financial condition of the Company had occurred and cumulative future net income would not be sufficient to recover the Company's remaining goodwill balance of $129.9 million at October 30, 1993.

Goodwill amortization was  $.9 million and  $2.8 million  in the quarter
and nine  months ended  October 30,  1993,  respectively.   No goodwill
amortization was recorded in the quarter and nine months ended October 29, 1994 as a result of the write-off of goodwill at October 30, 1993.

Interest Expense: Interest expense allocated to continuing operations, net of interest income of $5.7 million in the first nine months of 1994 and $3.7 million in the first nine months of 1993, decreased to $64.8 million from $83.3 million in the comparable 1993 period. For the first nine months of 1994 interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $70.5 million from $102.5 million for the first nine months of 1993. The overall decrease in interest expense was due to the Recapitalization which reduced the overall outstanding indebtedness and replaced higher fixed rate indebtedness with variable rate borrowings.

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's Discussion  and  Analysis of  Financial
          Condition and  Results  of Operations. (Continued)

Loss on the Sale of Receivables: On July 13, 1994, the Company, as part of the Recapitalization, sold through its Carcorp subsidiary, an undivided senior interest in a pool of accounts receivable to Chemical. In connection with the receivables sale, a loss of $2.5 million and $5.2 million was incurred in the third quarter and the
first nine months of 1994, respectively.   Of this  loss, $1.3 million
related to fees and expenses associated with the sales and $3.9 million related to discounts on the receivables sold. See Note D to Condensed Consolidated Financial Report.

Income Taxes: In the third quarter and nine months ended October 29, 1994, the provisions for income taxes were $3.0 million and $8.6 million compared with $4.1 million and $9.7 million, respectively for the comparable 1993 period. In all periods income tax expense consisted of foreign, state and franchise taxes.

Discontinued Operations: The Company's loss from discontinued operations, including loss on disposals, was $132.4 million for the first nine months of 1993. This loss principally related to the accrual of additional reserves (i) for the significant reduction in estimated proceeds from disposition and other costs in connection with the sale or disposition of Builders Emporium's inventory, real estate and other assets and (ii) to provide for employee severance and other costs.

Extraordinary Loss on the Extinguishment of Debt: On July 13, 1994 the Company as part of the Recapitalization recognized a loss on the extinguishment of debt of $106.5 million. The second quarter 1994 loss consisted of $9.6 million of premiums paid to redeem indebtedness and $96.9 million of unamortized discounts, deferred financing charges and defeasance costs.

Net Income: The combined effect of the foregoing resulted in net income of $31.0 million in the third quarter of 1994 compared to a net loss of $129.9 million for the comparable period of 1993 and a net loss of $55.5 million for the first nine months of 1994 compared to a net loss of $288.4 million for the comparable period of 1993.

Earnings before interest, taxes, depreciation and amortization ("EBITDA"): For the quarter and nine month periods ended October 29, 1994 and October 30, 1993, EBITDA, which is operating income plus depreciation and amortization and the non-cash portion of non-recurring charges attributable to continuing operations for the Company, is as follows (in thousands):

                                          Quarter Ended              Nine Months Ended
                                    October 29,   October 30,    October 29,   October 30,
                                        1994          1993           1994          1993
Automotive Products                $   38,334    $   25,455     $  114,358    $   63,349
Interior Furnishings                   17,098        16,179         52,128        39,317
Wallcoverings                           3,567         8,202         12,326        17,313
Corporate items                          (701)       (3,886)       (12,034)      (12,001)
                                   $   58,298    $   45,950     $  166,778    $  107,978

EBITDA reflects the Company's ability to satisfy principal and interest obligations with respect to its indebtedness and to utilize cash for other purposes. In addition, certain covenants in the New Credit Facilities are based upon calculations using EBITDA. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2.   Management's  Discussion and  Analysis  of Financial
          Condition  and Results  of Operations. (Continued)

operations as determined by generally accepted accounting principles.

Pro Forma Results: The following unaudited pro forma results (in thousands except for per share data) assume the Recapitalization had occurred at the beginning of each fiscal year.

                                       Quarter Ended              Nine Months Ended
                                   October 29,   October 30,    October 29,   October 30,
                                      1994          1993           1994          1993
Net sales . . . . . . . . . . .   $  403,722    $  334,629     $1,153,917    $  963,366

Cost of goods sold  . . . . . .      310,746       250,184        872,630       738,743
Selling, general and
 administrative expenses  . . .       46,391        49,278        147,954       149,360
Goodwill amortization and
 write-off  . . . . . . . . . .         -          130,780           -          132,630
                                     357,137       430,242      1,020,584     1,020,733

Operating income (loss) . . . .       46,585       (95,613)       133,333       (57,367)

Interest expense, net . . . . .       (9,498)       (6,342)       (27,586)      (19,680)

Loss on sale of receivables . .       (2,466)       (1,975)        (7,315)       (5,896)

Income (loss) from continuing
 operations before income taxes       34,621      (103,930)        98,432       (82,943)

Income taxes  . . . . . . . . .        2,975         3,976          8,323         9,292

Income (loss) from continuing
 operations   . . . . . . . . .   $   31,646    $ (107,906)    $   90,109    $  (92,235)

Per primary and fully diluted
 common share:
   Continuing operations  . . .   $      .44    $    (1.55)    $     1.25    $    (1.32)

Average common shares
 outstanding  . . . . . . . . .       72,109        69,617         72,147        69,617

EBITDA  . . . . . . . . . . . .   $   58,298    $   46,701     $  168,278    $  110,229

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

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's Discussion  and  Analysis of  Financial
          Condition and  Results  of Operations. (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries had cash and cash equivalents totalling $2.7 million and $81.4 million at October 29, 1994 and
January  29, 1994, respectively.   The decrease in  the Company's  cash
balance is primarily due to the Recapitalization which occurred in July 1994.

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

As part of the Recapitalization, the Company entered into the New
Credit  Facilities on July 13,  1994.  The  New Credit Facilities
consist of (i)  the Term Loan  Facilities, comprised  of term loans in an aggregate principal amount of $475 million (including a $45 million Canadian loan) and having a term of eight years, which were drawn in full on the closing date, (ii) the Revolving Facility, which is in an aggregate principal amount of up to $150 million and has a term of seven years and  (iii) the Receivables Facility,  which is in an aggregate face amount  of up to $150 million and has  a  term of  seven
years.   The  New Credit  Facilities contain restrictive covenants
including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization including the non cash write-off of goodwill) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities. In addition, C&A Products is prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to pay taxes, ordinary expenses, permitted dividends on the Common Stock, the repurchase price for shares or options pursuant to contractual obligations and permitted
investments  in  finance,  foreign  or  acquired subsidiaries.   The
Company does not believe such prohibition will have a material adverse impact on the Company because all the Company's operations are conducted, and all the Company's debt obligations are issued, by C&A Products and its subsidiaries.

On September 30, 1994, the Company entered into a master equipment lease agreement for a maximum of $50 million of machinery and equipment. As part of the agreement, the Company sold and leased back $22.6 million of machinery and equipment utilized in the Automotive Products and Interior Furnishings segments. At October 29, 1994, the Company has $27.4 million of availability under this lease agreement for future equipment requirements of the Company.

The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Revolving Facility and the sale of receivables under the Receivables Facility. Net cash provided by the operating activities of the Company's continuing operations was $21.6 million for the quarter ended October
29,  1994. Additionally,   the  Company  generated  $22.6  million  of
cash  in  the  sale/leaseback transaction discussed  above.   The
Company had a total of $84.5 million of borrowing availability under its credit arrangements as of October 29, 1994. The total is comprised of $75 million under the Revolving Facility and approximately $9.5 million under a bank demand line of credit in

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2.   Management's  Discussion and  Analysis  of Financial
          Condition  and Results  of Operations. (Continued)

Canada.

The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At October 29, 1994, the Company had total outstanding indebtedness of $572.8 million (excluding approximately $10.9 million of outstanding letters of credit)
at an  average interest rate  of 6.9% per annum.   Of the  total
outstanding indebtedness, $550 million relates to the Term Loan Facilities and the Revolving Facility.

Indebtedness under the Term Loan Facilities and Revolving Facility bears interest at a per annum rate equal to the Company's choice of (i) Chemical's Alternate Base Rate (which is the highest of Chemical's announced prime rate, the Federal Funds Rate plus .5% and Chemical's base certificate of deposit rate plus 1%) ("ABR") plus the ABR Margin per annum or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus the LIBOR Margin. Pursuant to the terms of the Term Loan Facilities and the Revolving Facility, the "ABR Margin" is
initially .75% and the  "LIBOR Margin" is initially 1.75%.   The
weighted average rate of interest on the Term Loan Facilities and the Revolving Facility at October 29, 1994 is 6.93%. The purchases by the Buyers of participating interests in the receivables under the Receivables Facility are made at an initial interest cost (for the first 270 days) equal, at Carcorp's election, to LIBOR plus .625% per annum or ABR. After the first 270 days, the interest cost under the Receivables Facility, if it is not replaced with another receivables facility, will match the interest rate on the other New Credit Facilities. The weighted average interest rate on the sold interests under the Receivables Facility at October 29, 1994 is 6.2%. Cash interest paid during the quarters ended October 29, 1994 and October 30, 1993 was $15.3 million and $10.5 million, respectively. Cash interest paid during the first nine months of 1994 and 1993 aggregated approximately $66.2 million ($16.0 million of which was paid in connection with the Recapitalization), and $64.0 million,
respectively.   Due to the  variable interest rates associated  with
indebtedness under the New Credit Facilities, the Company is sensitive to increases in interest rates. Accordingly, the Company during September 1994 entered into a program to reduce its exposure to increases in interest rates through the use of interest rate cap and corridor agreements. Under these agreements, the Company has limited its exposure through October 17, 1995 on $300 million of notional principal amount at an average LIBOR strike price of 6.92% and on $250 million of notional principal amount from October 17, 1995 through October 17, 1996 at an average LIBOR strike price of 7.50%. Based upon amounts outstanding at October 29, 1994, a .5% increase in LIBOR (5.6% at October 29, 1994) would impact interest costs by approximately $2.75 million annually on the Term Loan Facilities and the Revolving Facility and $.75 million annually on the Receivables Facility.

The current maturities of long-term debt primarily consist of the
current portion of the  Term  Loan  Facilities,   vendor  financing,
industrial  revenue  bonds   and  other miscellaneous debt.  Repayments
of  indebtedness under the New Credit Facilities  commence in the  third
fiscal quarter  of 1995.   The maturities of  long-term debt of  the
Company during the remainder of fiscal 1994 and for 1995, 1996, 1997 and 1998 are $.9 million, $17.8 million, $42.8 million, $60.8 million and $76.2 million, respectively. In addition, the New Credit Facilities provide for mandatory prepayments with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations.

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2.   Management's  Discussion and  Analysis  of Financial
          Condition  and Results  of Operations. (Continued)

The Company  makes capital  expenditures on a  recurring basis for
replacements and improvements.   As of  October 29,  1994, the Company
had approximately $19.8 million in outstanding capital expenditure commitments. During 1994, the Company anticipates capital expenditures will aggregate approximately $85 million as compared to $44.9
million in 1993.   The  increase is  due  primarily to  the acquisition
of additional machinery and equipment at Decorative Fabrics' Mastercraft division as part of an $85 million five year capital investment plan that was initiated this year for the purpose of expanding production capacity at Mastercraft to accommodate anticipated
growth.   Secondarily, this increase is due to the  planned completion of Automotive Products facilities in Mexico for approximately $9.5
million.   The  Company's capital  expenditures in  future years  will depend upon demand  for the  Company's products and  changes in
technology.   The  Company currently estimates that capital expenditures in 1995 will exceed $60 million.

The Company  is sensitive  to price movements in  its raw material supply base. Although the price trends for many materials appear to be increasing, the Company has not experienced an upward trend in its
major raw materials through the quarter  ended October 29, 1994.   The
Company may not be able to pass on future raw material price increases to its customers due to pricing pressure from its customers.

The  Company  has  significant  obligations relating  to
postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such
purchasers are  unable or unwilling to  do so.   Management anticipates
that the net cash requirements of its discontinued operations (excluding the $5.1 million post-closing purchase price adjustment and expenses related to the sale of Kayser-Roth) will be approximately $27.5 million for 1994. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially
from management's  estimates.   Management believes  that the  Company's
needs relating to discontinued operations can be adequately funded in 1994 and into 1995 by net cash provided by operating activities from continuing operations and by borrowings under existing bank credit facilities.

From time to time, the Company evaluates acquisitions.   The Company
expects to fund any future acquisitions with net cash provided by operating activities from continuing operations, borrowings under bank credit facilities or the issuance of securities.

Tax Matters

During the third quarter of 1994, the Company finalized its 1993 tax return which adjusted its outstanding NOLs (net operating loss carryforwards) as of January 29, 1994 to approximately $381.0 million for Federal income tax purposes. These NOLs expire over the period
from  1996  to  2008.    The  Company also  has  unused  Federal  tax
credits  of approximately $18.9  million, $11.9 million  of which
expire during  1994 to  2003.   The Company anticipates that additional
Federal income tax deductions of approximately $37.7 million will be generated during 1994 as a result of write-offs of unamortized debt discounts and deferred financing costs relating to debt repaid in connection with the Recapitalization. In addition, the Company estimates that it will generate tax deductions of approximately $75.4 million in connection with the ultimate disposition of assets and liabilities of its discontinued businesses during the period
1994 to  1996, which were  previously accrued  for  financial reporting
purposes prior  to  January 29,  1994.   The Company anticipates that

           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's Discussion  and  Analysis of  Financial
          Condition and  Results  of Operations. (Continued)

utilization of these NOLs, tax credits and deductions will result in minimal Federal income taxes until these NOLs and tax credits are exhausted.

Approximately $134.0 million of the Company's NOLs and $11.9 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Because of the merger of Group and C&A Products, such NOLs and credits may be used against the income and apportioned tax liability of C&A Products, which the Company believes will have sufficient taxable income and apportioned tax liability to fully use such NOLs and to use a substantial portion of such tax credits. The Recapitalization did not constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. However, future sales of Common Stock by the Company or the principal shareholders, or changes in the composition of the principal shareholders, could constitute such a "change in control". Management cannot predict whether such a "change in control" will occur. If such a change of control were to occur, the resulting annual limitations on the use of NOLs and tax credits will depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

In the course of an examination of the Company's Federal income tax returns, the IRS had challenged the availability of $176.6 million of the Company's approximately $381.0 million of NOLs. The IRS has withdrawn $108.6 million of the proposed adjustments, but has raised additional issues which bring the total amount being challenged to $293.2 million. Management disputes the IRS' challenge and believes that substantially all the NOLs should be available (subject to the potential limitations noted above) to offset its income, if any, in
the future.   If the IRS  were to maintain  its position and all  or a
major portion of such position were to be upheld in litigation, the amount of NOLs available to the Company in future years would be materially reduced.

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

The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings.
The Company may be named as  a PRP at other sites in the future,
including with respect to divested and acquired businesses.   The
Company is  currently engaged in investigation  or remediation  at
certain  sites.    In  estimating  the total  cost  of  investigation
and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, released by the Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have

                   COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2.   Management's  Discussion and  Analysis  of Financial
          Condition  and Results  of Operations. (Concluded)

been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards
and techniques.   When it has  been possible to provide  reasonable
estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. Excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 15 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of
investigation or remediation.   As of October  29, 1994,  the  Company's
estimate of its liability for these 26 sites is approximately $31.4 million. As of October 29, 1994, the Company has established reserves of approximately $33.5 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

For  additional  information  regarding   the  foregoing,  see  "PART
II   -  OTHER INFORMATION, Item 1. Legal Proceedings" elsewhere herein.

                    PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 1994 and the Company's Quarterly Report on Form 10-Q for the quarter ended July 30, 1994, except as described below.

  Derivative Litigation. On October 12, 1994, the Court approved the stipulation of discontinuance with prejudice.

  Insurance Coverage  Litigation.   On November 22,  1994, the  Company
was served with a complaint filed by National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in the United States
District Court  for the Central District of California.   The complaint
seeks declaratory relief and the return of approximately $10 million paid by National Union in defense costs and indemnity in respect of a class action, captioned Glass, Molders, Pottery, Plastics and Allied Workers International Union, AFL-CIO et al. v. Wickes Companies,
Inc.  (the  "OCF  Action"),  which  was  commended  against Wickes
Companies, Inc.   (the predecessor by merger  to C&A Products) in  or
about July 1988 and settled pursuant to an order entered in or about October 1993. The complaint by National Union alleges, among other things, that National Union did not have a duty to defend or indemnify
Wickes  and  that Wickes  was unjustly  enriched.   On  November 21,
1994, C&A Products filed suit against National Union in the United States District Court for the Southern District of New York seeking declaratory relief and damages relating to the amounts paid by National Union in respect of the OCF Action.

Item 5.   Other Information

On October 17, 1994, the Company announced the appointment of Anthony Hardwick as Acting Chief Financial Officer, replacing Mark O. Remissong who resigned on October 14, 1994, until a Chief Financial Officer is appointed. Effective October 31, 1994, Robert C. Clark, Dean of Harvard Law School, joined the Board of Directors of the Company, filling a Board vacancy.

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

Exhibit
Number                                  Description

 4.1    -   Restated Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation's Report on Form 10-Q
            for the fiscal quarter ended July 30, 1994.

 4.2    -   By-laws of  the Company, as  amended, are hereby incorporated  by reference to
            Exhibit 4.2  of Collins &  Aikman Corporation's Report  on Form  10-Q for  the
            fiscal quarter ended July 30, 1994.




Exhibit
Number                                  Description

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

 4.5    -   Credit Agreement dated  as of June 22, 1994  between Collins & Aikman Products
            Co. (formerly Collins & Aikman  Corporation) as Borrower, WCA Canada, Inc., as
            Canadian  Borrower, the  Company  as Guarantor,  the  lenders  named  therein,
            Continental Bank, N.A., and NationsBank, N.A. as Managing Agents, and Chemical
            Bank  as Administrative Agent  is hereby incorporated by  reference to Exhibit
            4.5  of Collins  & Aikman  Corporation's Report  on Form  10-Q for  the fiscal quarter ended July 30, 1994.

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

10.1    -   Amended and  Restated Stockholders Agreement dated  as of June 29,  1994 among the  Company, Collins &  Aikman Group, Inc., Blackstone  Capital Partners L.P.
            and Wasserstein Perella Partners, L.P. is hereby incorporated by reference  to
            Exhibit 10.1  of Collins &  Aikman Corporation's  Report on Form  10-Q for the
            fiscal quarter ended July 30, 1994.

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

10.5    -   Agreement dated as of February 25, 1993 and First Amendment  dated as of March
            29,  1993 between Collins & Aikman  Group, Inc. and a former executive officer are hereby  incorporated by  reference to  Exhibit 10.10  of Collins  & Aikman
            Holdings Corporation's Report on Form 10-K  for the fiscal year  ended January
            30, 1993.

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

10.16   -   Employment  Agreement dated  as of  October 1, 1993  between Collins  & Aikman
            Corporation and a former executive officer is hereby incorporated by reference to  Exhibit  10.18 of  Collins  & Aikman  Holdings Corporation's  Registration
            Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.

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

10.24   -   Receivables Sale Agreement dated  as of July  13, 1994 among Collins &  Aikman
            Products Co.,  Ack-Ti-Lining, Inc., WCA Canada,  Inc., Imperial  Wallcoverings
            (Canada),  Inc., Imperial  Wallcoverings,  Inc., The  Akro  Corporation,  Dura
            Acquisition Corp., each of the other subsidiaries of Collins & Aikman Products
            Co. from time to time parties thereto and Carcorp, Inc. is hereby incorporated by reference to Exhibit 10.24 of Collins & Aikman Corporation's Report on Form
            10-Q for the fiscal quarter ended July 30, 1994.

10.25   -   Receivables Transfer and  Servicing Agreement dated as of July 13,  1994 among
            Carcorp, Inc.,  Collins &  Aikman Products  Co., each  of the  subsidiaries of
            Collins & Aikman Products Co.  from time to time parties  thereto, the several financial institutions from time to time parties thereto and Chemical  Bank is hereby  incorporated  by  reference to  Exhibit  10.25  of  Collins  &  Aikman
            Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

10.26   -   Lease,  executed as of the 1st day  of June 1987, between Dura Corporation and
            Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of
            Amendment  No.5  to  Collins  &  Aikman  Holdings  Corporation's  Registration
            Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

10.27   -   Master Equipment  Lease Agreement  dated  as of  September 30,  1994,  between
            NationsBanc  Leasing  Corporation  of North  Carolina  and  Collins  &  Aikman
            Products Co.

10.28   -   Retention/Severance Agreement dated as of September 26, 1994 between Collins &
            Aikman Products Co. and a former executive officer.



Exhibit
Number                                  Description

10.29   -   Agreement dated as of October 17, 1994 among Collins & Aikman Products Co. and a former executive officer.

11.     -   Computation of Earnings Per Share.

27.     -   Financial Data Schedule.

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

                               II-5

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     COLLINS & AIKMAN CORPORATION
                                     (Registrant)



Dated:  November 30, 1994       By:  /s/ ANTHONY HARDWICK
                                     Anthony Hardwick
                                     Vice President, Controller and
                                     Acting Chief Financial Officer
                                     (On  behalf  of  the  Registrant  and  as
                                     Principal Financial and Accounting Officer)