Form 10-K
period 1995-03-30
COLLINS & AIKMAN CORP
filed 1995-04-28
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                       FORM 10-K
      (Mark One)
X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended January 28, 1995.

                                          OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from              to

                           Commission file number 1-10218

                             Collins & Aikman Corporation
              (Exact name of registrant as specified in its charter)
                  (Formerly Collins & Aikman Holdings Corporation)

        Delaware                                             13-3489233
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                               701 McCullough Drive
                        Charlotte, North Carolina  28262
                    (Address of principal executive offices)

         Registrant's telephone number, including area code: (704) 547-8500

             Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
Common Stock                         New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: NONE


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. x Yes No

   Indicate by  check mark  if disclosure of  delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  The aggregate market value of voting stock held by non affiliates of the registrant was $127,796,678 as of April 26, 1995.

  As of April 26, 1995, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 70,520,900 shares.

                                 DOCUMENTS INCORPORATED BY REFERENCE:
(1) Annual Report to Stockholders for Fiscal Year Ended January 28, 1995 - Items 1, 5, 6, 7, 8 and 14*
(2) Proxy Statement for 1995 Annual Meeting of Stockholders to be filed within 120 days of January 28, 1995 - Items 10, 11, 12 and 13.*

*Only the portions of these documents expressly described in the items listed are incorporated by reference herein.

 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
 FORM 10-K Annual Report Index


Item  1. Business, page 1.

Item  2. Properties, page 8.

Item  3. Legal Proceedings, page 8.

Item  4. Submission of Matters to a Vote of Security Holders, page 12.

         Executive Officers of the Registrant, page 12.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, page 14.

Item  6. Selected Financial Data, page 14.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, page 14.

Item  8. Financial Statements and Supplementary Data, page 14.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, page 14.

Item 10. Directors and Executive Officers of the Registrant, page 15.

Item 11. Executive Compensation, page 15.

Item 12. Security Ownership of Certain Beneficial Owners and Management, page 15.

Item 13. Certain Relationships and Related Transactions, page 15.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 16.

                                    PART I

ITEM 1.   BUSINESS

    The Company is a leader in each  of its three business segments:
 Automotive Products, the largest supplier of interior trim products to the North American automotive industry; Interior Furnishings, the largest manufacturer of residential upholstery fabrics in the U.S.; and Wallcoverings, the largest producer of residential wallpaper in the U.S. For certain financial information regarding the Company's business segments, see Note 20 to Consolidated Financial Statements on  page  49 of  the Company s  1994  Annual Report  to Stockholders
 and Management's Discussion and Analysis of Financial Condition and Results of Operations on page 17 of the Company's 1994 Annual Report to Stockholders, which are incorporated herein by reference. For a discussion of the organization of the Company, certain developments in July 1994 resulting in a recapitalization of the Company and certain related mergers, see Notes 1 and 2 of the Consolidated Financial Statements on page 32 of the Company's 1994 Annual Report to Stockholders and the information under the Caption "Initial Public Offering and Recapitalization" on page 17 of the Company's 1994 Annual Report to Stockholders, which are incorporated herein by
 reference.   With  respect to market or competitive information,
 references to the Company as "a leader", "a leading" or "one of the leading" manufacturers in that product category mean that the Company is one of the principal manufacturers in that product category and references to the Company as "the leader", "the largest" or "the leading" manufacturer in a particular product category mean that the Company has the largest product market share based on dollar sales volume in that product category.

    All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.


AUTOMOTIVE PRODUCTS

General

   The Company is a leading designer and manufacturer of automotive products with 1994 net sales in this segment of $904.9 million. Automotive Products supplies four major interior trim products--automotive seat fabric ("bodycloth"), molded floor
carpets, accessory   floor  mats  and  luggage   compartment
trim--and convertible top systems. Automotive Products had 1994 net sales in these product lines of $751.6 million. Automotive Products has supplied interior trim products to the automotive industry for over 60 years. While some interior trim suppliers have sales volumes equivalent to or greater than that of the Company in a single product line, management believes that the Company sells a wider variety of interior trim products, has products on more vehicle lines and has a broader, more uniform sales penetration at U. S. automotive equipment manufacturers and foreign owned North American automotive production and assembly facilities ("Transplants" and, collectively, "OEMs") than any of its competitors.

   The Company's sales are dependent on certain significant customers. In 1994, direct and indirect sales to each of General Motors Corporation, Ford Motor Company and Chrysler Corporation accounted for 10% or more of the Company's net sales. In 1993 and 1992, direct and indirect sales to each of General Motors Corporation and Chrysler Corporation accounted for 10% or more of the Company's net sales.

    Automotive industry demand historically has been influenced by both cyclical factors and long-term growth trends in the driving age population and real per capita income.

    Annual new car and truck sales historically have been cyclical. In the most recent cycle, U.S. light vehicle sales declined from an average of 15.4 million units per year in 1986-1988 to a low of 12.3
million units in 1991.   Since late 1993, however, U.S.  light
vehicles sales have increased.

Products

    Automotive Products manufactures five principal products: automotive seat fabric, molded floor carpets, accessory floor mats,
luggage  compartment trim and convertible top systems.    Automotive
Products  also  produces  a  variety  of   other  automotive  and
nonautomotive products.

    Automotive  Seat  Fabric.    Automotive  Products  manufactures  a
wide variety of bodycloth, including flat-wovens, velvets and knits. Automotive Products also laminates foam to bodycloth. In 1994, 1993 and 1992, Automotive Products had net sales of bodycloth of $340.3 million, $221.2 million and $191.1 million, respectively.

    Molded Floor Carpets. Molded floor carpets include polyethylene, barrier-backed and molded urethane underlay carpet. In the Company's automotive molded floor product line, it has developed a "foam-in-place" process to provide floor carpeting with enhanced acoustical and fit characteristics, resulting in a substantial gain in unit selling prices. In 1994, 1993 and 1992 net sales of molded floor carpets were $213.2 million, $181.1 million, and $173.1 million, respectively.

    Accessory  Floor Mats.   Automotive Products  produces carpeted
automotive accessory floor mats for  both North  American produced
vehicles  and imported vehicles.   In  1994, management estimates that
approximately 63% of all vehicles produced in North America included accessory mats as original equipment.

    Luggage Compartment Trim.   Luggage compartment trim includes
one-piece molded trunk systems and assemblies, wheelhouse covers, seatbacks, tireboard covers, center pan mats and other trunk trim products.

    Convertible Top Systems. Automotive Products designs, manufactures and distributes convertible top systems through its Dura
Convertible Systems  subsidiary ("Dura").   In October  1993, Dura
began shipping its "Top-in-a-Box" system, in which it designs and manufactures all aspects of a convertible top, including the framework, trim set, backlight and actuating system.

    Other. Automotive Products also produces a variety of other auto products, including die cuts for automotive interior trim applications, convertible power train units, headliner fabric, and
roll goods for  export and domestic consumption.   Small volumes of
certain products, such as residential floor mats, casket and tie linings and sliver knits, are sold to other commercial and industrial markets.


Competition

    The automotive  supply business  is highly competitive.   The
primary competitor  in bodycloth is Milliken  & Company.   The primary
competitors in molded  floor carpets  are Masland  Corporation and  JPS
Automotive  Products  Corp.   In accessory  floor mats,  the Company
competes primarily against Pretty Products Company. Automotive Products' primary competitors in luggage compartment trim are Masland Corporation and Gates Corporation. In convertible top stacks, Automotive Products competes primarily against American Sunroof Corporation and Best Top.

    The Company principally competes for new  business at the design
stage of new  models and  upon the redesign  of existing models.   The
Company is vulnerable to a decrease in demand for the models that generate the most sales for the Company, a failure to obtain purchase orders for new or redesigned models and pricing pressure from the major automotive companies.

Facilities

    Automotive Products has 34 manufacturing, warehouse and other facilities located in the U.S., Canada and Mexico aggregating
approximately 5.9  million square  feet.   The majority of  these
facilities  are located  in North  Carolina, Ohio and  Michigan and  in
Ontario  and  Quebec, Canada.   Approximately  90% of  the total  square
footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide just-in-time ("JIT") inventory delivery to the Company's customers. Capacity at any plant depends, among other things, on the product being produced, the processes and equipment used and tooling. This varies periodically, depending on demand and shifts in production between
plants.   The  Company  currently estimates  that  its Automotive
Products plants generally operate at between 50% and 100% of capacity on a six- day basis. During the second half of 1994 the Company experienced capacity constraints with respect to certain automotive
seat fabrics.   To  meet customer  expectations, the Company  utilized
outside weaving and redeployed certain manufacturing capacity from its Decorative Fabrics velvet furniture products. Except for the foregoing constraints, which the Company believes are short term, the Company's capacity utilization in this segment is generally in line with its past experience in similar economic situations, and the Company believes that its existing facilities are sufficient to meet both this segment's
existing needs  and  its anticipated  growth requirements.   The
Company does not anticipate any circumstances that would render its facilities inadequate for its projected needs.

INTERIOR FURNISHINGS

    Interior Furnishings  designs and manufactures residential  and
commercial upholstery fabrics  through   its   Decorative  Fabrics
group  and   high-end  specified   contract floorcoverings  through its
Floorcoverings  group.   In  1994, the  Interior  Furnishings segment
had net sales of $414.5 million.

Decorative Fabrics

    General. Interior Furnishings' Decorative Fabrics group is the largest designer and manufacturer of upholstery fabrics in the U.S. The Decorative Fabrics group had 1994 net sales of $306.5 million. Decorative Fabrics strives to be the preferred supplier of middle to high-end flat-woven upholstery fabrics to furniture manufacturers and fabric distributors. This group's primary division, Mastercraft, is the leading manufacturer of flat-woven upholstery fabrics. Management believes that Mastercraft has substantially more Jacquard looms and styling capacity dedicated to upholstery fabrics, and offers more patterns (approximately 13,000) in a greater range of price points than any of its competitors. The breadth and size of Mastercraft's manufacturing and design capabilities provide it with exceptional flexibility to respond to changing customer demands and to develop innovative product offerings. In order to accommodate anticipated growth, the Company is in the initial phase of a four year, $85 million modernization program. Investment is targeted toward the purchase of high-speed looms to increase capacity and productivity, new electronic jacquard heads to reduce pattern changeover times, and computer monitoring systems to provide information about the manufacturing processes and to improve quality, productivity and capacity.

    The three primary types of upholstery fabric are flat-wovens, velvets and prints. Flat-woven fabrics are made in two major styles:
Jacquard, which is produced on high- speed computerized looms capable of weaving intricate designs into the fabric, and Dobby, a plain fabric produced on standard looms. Demand for upholstery fabric generally varies with economic conditions, particularly sales of new and existing homes, and is directly associated with sales of upholstered
furniture  at the retail level.   Shifts in consumer taste can also
affect demand for upholstery fabric.

    Products. Decorative Fabrics' two operating divisions are Mastercraft and Cavel. Mastercraft and Cavel design and manufacture jacquards, velvets and other woven fabrics for the furniture, interior design, commercial, recreational vehicle and industrial
markets.   During 1994, the Company sold the Greeff and Warner product lines through which it had designed and distributed high-end fabrics to interior designers and specialty retailers in the U.S. and U.K., respectively.


    Decorative Fabrics had net sales of flat-woven products in 1994, 1993 and 1992 of $262.8 million, $268.9 million and $254.7 million, respectively.

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

    Nearly all of Decorative Fabrics' products are made to customer order. This reduces the amount of raw material and finished goods inventory required and greatly reduces product returns, all of which improve profit margins.

    Marketing  and   Sales.  Fabrics  are   sold  domestically   by
commissioned   sales representatives   who  exclusively  represent  the
Mastercraft  and  Cavel  divisions  of Decorative Fabrics. The
Mastercraft and Cavel divisions maintain showrooms in seven key locations throughout the United States.

    Competition. The U.S. upholstery fabrics market is highly competitive. Manufacturers compete on the basis of design, quality, price and customer service. Decorative Fabrics' primary competitors include Quaker Fabric Corporation, Culp, Inc., Joan Fabrics Corp. and the Burlington House Upholstery Division of Burlington Industries, Inc.

    Facilities. Mastercraft operates four weaving plants and one finishing plant in North Carolina aggregating 1.0 million square feet, of which 89% is owned and the remainder leased. Cavel shares manufacturing capacity with Automotive Products at three plants in Roxboro, North Carolina. During the last three years, the Company's capacity utilization in the Mastercraft division of the Decorative Fabrics group has consistently averaged nearly 100% on a six-day
basis.   The Company  believes that its existing  facilities are
sufficient to meet the Decorative Fabrics group's existing needs, and, after taking into account Mastercraft's $85 million capital investment plan (see page 22 of Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and
Capital  Resources  in  the  Company's  1994   Annual  Report  to
Stockholders  which  is incorporated  herein  by  reference),
anticipated  growth  requirements.    Assuming  the completion  of
Mastercraft's capital investment plan, the Company does not anticipate any circumstances that would render its Decorative Fabrics facilities inadequate for its projected needs.

Floorcoverings

    General.  The  Floorcoverings group of the Interior  Furnishings
segment is a leading producer   of  high-end  specified  contract
carpeting  products  for  institutional  and commercial  customers.   In
1994  Floorcoverings  had net  sales of  $108.0 million.   Its principal
products are  six-foot wide  rolls and  modular carpet  tiles.
Floorcoverings produces virtually no product for inventory or for commodity markets.

    Since 1990, Floorcoverings has repositioned its product offerings, shedding those products in which it lacked either a
low-cost position  or proprietary product advantage. By  focusing   on
areas  of   competitive  advantage,   Floorcoverings  has   prospered,
notwithstanding a significant downturn in commercial construction.

    During 1994, Floorcoverings initiated its Source OneSM program to sell its products directly to end users which provides them turnkey full service project management.

    Approximately 56% of  Floorcoverings' 1994 net sales were to institutional customers such  as government,  healthcare,  and education
facilities.   Management  believes  that government, healthcare and
educational customers are stable growth sectors.

    Products.  Floorcoverings' key competitive advantage in its principal products,  six- foot  wide  rolls  and modular  carpet  tiles,
is  its  patented Powerbond RS(R)   adhesive technology, which has 13
years of patent protection remaining. Because the Powerbond RS(R) system does not use wet adhesives, it permits the installation of floorcoverings directly on floor surfaces, including existing carpeting, with substantially reduced labor costs and without the fumes of conventional wet adhesives. This allows for less disruptive and less time-consuming installation and, for this reason, is particularly attractive to institutions such as schools and hospitals.
In addition to reducing installation downtime for customers to as little as one day, management believes Floorcoverings' product exhibits demonstrably superior durability and cleaning characteristics ideally suited for high-traffic areas such as airline terminals and customers such as Discovery Zone and Blockbuster.

    Competition. The commercial carpet industry is highly competitive, and several of Floorcoverings' competitors also have substantial
commercial carpet sales in the commodity segments  of  the   industry,
segments   in  which  Floorcoverings   does  not   compete.
Floorcoverings' niche products have demanding specifications and generally cannot be manufactured using the equipment that currently supplies most of the industry's commodity products. The Company's primary competitors are Interface, Milliken & Company, Mohawk Industries and Shaw Industries, Inc.

    Facilities. Floorcoverings  owns and  operates  four  facilities in
Dalton,  Georgia aggregating  approximately  630,000 square  feet.   The
Company currently estimates that Floorcoverings' plants operate at between 35% and 85% of capacity on a six-day basis. The Company's capacity utilization in the Floorcoverings group is generally in line with its past experience in similar economic situations and the Company believes that its existing facilities are sufficient to meet both this group's existing needs and its anticipated growth requirements. The Company does not anticipate any circumstances that would render its Floorcoverings facilities inadequate for its projected needs.

WALLCOVERINGS

General

    Wallcoverings, which operates under the name "Imperial", is a leading manufacturer and distributor of a full range of wallpaper for the residential and commercial sectors with 1994 net sales of $216.6 million. It is the only producer of wallpaper in the U.S. that is fully integrated from paper production through design and
distribution.   In addition,  management believes  that  Imperial  has a
competitive advantage due to its extensive in-house design expertise and licensing arrangements, its low cost, vertically- integrated manufacturing capability, and its advanced customer ordering and service network.

    The wallcoverings industry experienced significant and consistent growth from the early 1980s through 1987. This growth resulted in part from increases in new construction starts and existing home sales, which peaked during 1986 and 1987. In addition, a one-time surge in demand created a new industry-wide layer of inventory as a result of
the rapid growth of large in-stock retailers.   Between 1983 and 1987,
the industry's physical shipment volume increased from 137 million to 200 million rolls of wallpaper per year, a 9.9% annual growth rate. Between 1987 and 1990, the industry underwent a contraction, with volume declining dramatically from 200 million rolls in 1987 to 174
million rolls in 1990,  a 4.5%  annual decline.   This  resulted from  a
slowdown in the overall economy, particularly in the housing market, coupled with a reduction in inventory by overstocked retailers. From 1991 to 1994, the industry's physical shipment volume increased at a modest rate.

    The wallcoverings market can generally be divided into the residential and commercial sectors with the residential sector being
the  larger of  the two sectors.   Demand  for wallpaper  is primarily
influenced by levels of construction, renovation and remodeling. In addition to these cyclical factors, shifts in consumer taste between
wallpaper and paint  can be a factor.   The two primary distribution
channels in the residential sector are independent retailers ("dealers") and retail chains.

    The industry contraction of the late 1980s and early 1990s left Imperial with unutilized manufacturing capacity, an oversized distribution network and excess product offerings. Between 1989 and 1992, Imperial implemented a comprehensive downsizing program designed to bring Imperial's high fixed-cost structure into better alignment with the changed industry environment. Imperial closed 22 showrooms and
12  warehouses and reduced fixed costs  by nearly 15%.   Imperial also
substantially reduced the annual introduction rate of new collections and virtually eliminated its use of independent distributors in favor
of  exclusive   captive  distribution.     This   restructuring  program
improved manufacturing efficiencies,  but it  adversely affected  sales
and led  to a  reduction in shelf space and product market share.   As a
result, Imperial's sales declined during 1992 and 1993, despite what management now believes to have been a moderate upturn in industry conditions.

    A new management team installed in February 1993 determined that the
reduction in new collections  had been  too severe.   Accordingly,  in
late 1993, management instituted a second restructuring program to bolster its new product introduction rate through aggressive product design efforts. This product line renewal led to 57 and 62 collections being introduced in 1994 and 1993, respectively, compared to 45 in 1992. Management is also broadening its selection of in-stock programs and improving its order fulfillment capabilities.

Products

    Management believes Imperial has maintained its leading position in residential wallpaper due to its competitive edge in
color and  design.   Its  in-house studio  of approximately 35  artists
represents a major strategic investment by Imperial that is supplemented by an active licensing program under which Imperial licenses proven designs from well-known designers. Imperial is continuously introducing new designs and color concepts that supplement its already vast library.

    Imperial offers a large number of well-known brand names, including Imperial, United, Sterling Prints, Katzenbach & Warren, Albert Van
Luit and Plexus.   In addition to these in-house brands, Imperial
licenses a number of well-known brand names, including Gear, Laura Ashley, Pfaltzgraff, Croscill, Mario Buatta, David and Dash, Louis Nichole, Clarence House and Carlton Varney, for which it converts home
furnishing designs into  wallpaper designs.   Imperial also  distributes
the lines of John Wilman, Great Britain's largest wallpaper designer and manufacturer.

    In recent years, there has been increasing demand for wallcoverings coordinated with decorative accessories such as window treatments,
bedding, upholstery  fabric and  other textile  products.   To  satisfy
this demand from upscale home furnishings customers, Imperial provides fabrics, which it generally purchases outside the Company,
that are coordinated  with its  wallpaper designs.    Some of  these
fabrics are  supplied by  the Mastercraft division of the Company.

    In 1994, 1993 and 1992, net sales of residential wallpaper were $191.7 million, $196.0 million and $214.0 million, respectively.

Customers

    Dealers and retail chains account for the largest portion of Imperial's customer base. Management believes that the Company is the leader in each of these distribution channels. Management believes that Imperial has the most extensive dealer network in the U.S., selling to approximately 15,000 dealers. Imperial also sells to many of the leading chains in the country, including Home Depot, Lowes, Sears, Sherwin Williams and Target.

Competition

    As a result of the recent economic turndown in the wallcoverings industry, many weaker competitors withdrew from the U.S. wallcoverings market. In addition, further contraction is expected to occur as sales of wallcoverings shift to chain stores, which along with other retailers prefer working with fewer, larger suppliers. Management believes that Imperial is well positioned to benefit from these developments.

    Competition in  the wallcoverings  industry is based  on design,
price and  customer service.   Imperial's  principal  competitors  in
wallpaper  are  Borden,  GenCorp,  F.S. Schumacher and Seabrook
Wallcoverings.

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

RAW MATERIALS

     Raw materials and other supplies used in the Company's operations are normally available from a variety of competing suppliers. The loss of a single or few suppliers would not have a material adverse effect on the Company. For a discussion of increasing raw material price trends, see page 24 of Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources in the Company's 1994 Annual Report to Stockholders which is incorporated herein by reference.

ENVIRONMENTAL MATTERS

    See  "ITEM  3.    LEGAL PROCEEDINGS  -  Environmental  Proceedings"
and Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters on pages 25-26 of the Company's 1994 Annual Report to Stockholders incorporated herein by reference.

EMPLOYEES

    As of January 28, 1995, the Company's subsidiaries employed approximately 12,000 persons on a full-time or full-time equivalent
basis.    Approximately 2,300  of  such employees  are represented  by
labor  unions.   Management  believes  that the  Company's relations
with its employees and with the unions that represent certain of them are good.

ITEM 2.   PROPERTIES

    For information concerning the principal physical properties of the Company and its various operating divisions, see "ITEM 1. BUSINESS".

ITEM 3.   LEGAL PROCEEDINGS

     Except as described below, the Company and its subsidiaries are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

     Preferred Stock  Redemption Litigation.    On August  2, 1991, a
Fifth Consolidated Amended Complaint was filed in In re Ivan F. Boesky Securities Litigation (the "Boesky action"), a multi-district litigation pending for pre-trial purposes in the United States District Court for the Southern District of New York. In essence, the complaint is an amalgam of numerous class action and individual claims against a variety of defendants relating principally to the activities of, among others, Ivan F. Boesky, Drexel Burnham Lambert Incorporated and Michael R. Milken. Among other things, the complaint alleges that these defendants and various named associates, along with Collins & Aikman Group, Inc. ("Group"), a former wholly owned subsidiary of the Company, which was merged into Collins & Aikman Products Co. ("Products"), a wholly owned subsidiary of the Company, and certain former officers and directors of Group, conspired to manipulate the price of Group's common stock in April 1986 for the purpose of triggering a redemption of outstanding preferred stock of Group issued in an April 24, 1985 public offering (the "Preferred Stock"). The complaint alleges claims for compensatory and punitive damages in unspecified amounts against Group and the individual Group-related defendants for fraud and deceit, breach of fiduciary duty, unjust enrichment and violations of Section 25400 of the
California Corporations Code.   It does so on  behalf of a certified
class of persons and entities who, during the period of April 23, 1986 through June 2, 1986, redeemed, converted or sold shares of the Preferred Stock. The complaint also alleges numerous other claims
not  involving Group  or  its former  officers and  directors.   The
factual allegations in the complaint involving Group are substantially similar to the allegations set forth in Citron v. Wickes Companies, Inc., et al., and Weinberger v. Wickes Companies, Inc., et al., two actions previously filed in the Superior Court of the State of California for the County of Los Angeles which have been stayed in favor of the Boesky action. On February 27, 1995, plaintiffs made a motion to "clarify or amend the Fifth Amended Complaint, essentially seeking either (i) a declaration that the complaint asserted claims against Group under Section 10(b) of the Securities Exchange Act and the Racketeer Influenced Corrupt Organizations Act
(RICO); or (ii) the right to amend the complaint to assert those claims. On April 24, 1995, the court granted plaintiffs motion to the extent of permitting plaintiffs to amend the complaint to assert
Section 10(b) and RICO claims against Group and the individual Group-related defendants.

     POF  Arbitration.   On or  about May  26, 1992,  Advanced
Development & Engineering Centre ("ADEC"), a division of an indirect subsidiary of Group, filed a request for arbitration with the International Chamber of Commerce seeking a resolution of ADEC's dispute with the Pakistan Ordnance Factories Board ("POF") concerning ADEC's installation of a munitions facility in Pakistan for a purchase
price of $26.5 million.   ADEC alleges that POF violated the contract,
among other things, by refusing to permit completion of a production run, which would have entitled ADEC to receive $2.65 million, the remaining unpaid portion of the purchase price under the contract. On August 6, 1992, POF filed a reply and counterclaim alleging that as a result of ADEC's alleged breach of the contract, POF's entire
investment in  the munitions  facility was a  loss.   POF claims
damages in excess of $30 million.

     Insurance  Coverage Litigation.   On November 22,  1994, Products
was served with a complaint filed by National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in the United States District Court for the Central District of California (the "California
action").    The  complaint  seeks  declaratory  relief  and  the
return of approximately $10 million paid by National Union in defense costs and indemnity in respect of a class action, captioned Glass, Molders, Pottery, Plastics and Allied Workers International Union, AFL-CIO et al. v. Wickes Companies, Inc. (the "OCF Action"), which was commenced against Wickes Companies, Inc. (the predecessor by merger to Products) in or about July 1988 and settled pursuant to an order entered in or about October 1993. The complaint by National Union alleges, among other things, that National Union did not have a duty to
defend or  indemnify Wickes and that Wickes was unjustly enriched.   On
November 21, 1994, Products filed suit against National Union in the United States District Court for the Southern District of New York (the "New York action") seeking declaratory relief and damages relating to the amounts paid by National Union in respect of the OCF Action. Both the California action and the New York action have been withdrawn. In accordance with a settlement agreement dated as of January 17, 1995, the parties exchanged mutual releases of all claims related to either the California or New York action, and Products agreed to pay National Union a total of $2,510,000 of which $510,000 is due in 1995; $1,000,000 is due in 1996; and the remaining $1,000,000 is due in 1997. The settlement is covered by established accruals.

     In the opinion of the Company's management based on the facts presently known to it, the ultimate outcome of any of these legal proceedings will not have a material effect on the Company's consolidated financial condition or future results of operations.

Environmental Proceedings

     Douglas, Michigan. On January 4, 1991, a complaint was filed in the Circuit Court for Allegan County, Michigan, captioned Haworth,
Inc.  v.   Wickes Manufacturing Company (the "Haworth action"),  in
which Haworth, Inc. ("Haworth") alleges that predecessors of Wickes Manufacturing Company ("Wickes Manufacturing"), an indirect wholly owned subsidiary of the Company, released environmental contaminants on property, now owned by Haworth, located in the Village of Douglas,
Michigan.   Haworth seeks a  declaratory judgment that Wickes
Manufacturing is liable for the alleged contamination of the site, indemnification for any costs incurred or to be incurred in connection with the alleged contamination, an affirmative injunction requiring Wickes Manufacturing to implement response actions at the site, damages in connection with alleged diminution in value of the subject property, and other damages, interest, and costs, all in unspecified amounts.
Wickes  Manufacturing has filed counterclaims  against Haworth.    On
June 28, 1993, the Court entered an order granting Wickes Manufacturing's motion for summary disposition dismissing all of
Haworth's claims  against Wickes  Manufacturing.   On July  19, 1993,
Haworth appealed  the Court's order.   On April 21, 1995,  the Court of
Appeals  for the State of  Michigan affirmed the Trial Court s  order
granting Wickes Manufacturing's  motion for summary disposition.   On
October 22, 1993, Haworth filed a complaint in the United States District Court for the Western District of Michigan, captioned Haworth, Inc. v. Wickes Manufacturing Company and Paramount Communications,
Inc. (the  "Second Haworth  action").   In  the Second  Haworth action,
Haworth alleges federal and state law claims with respect to Wickes Manufacturing and Paramount Communications Inc. that are factually similar to the state law claims alleged in the Haworth action, and Haworth seeks relief similar to the relief it seeks in the Haworth
action.   The  Michigan Department  of  Natural Resources,  by  letter dated December 20, 1989, notified Wickes Manufacturing pursuant to the Michigan Environmental Response Act that Wickes Manufacturing is potentially responsible for undertaking investigation and response actions to address contamination at the site involved in the Haworth action and its possible effect on the water supply of the Village of Douglas.

     North Smithfield,  Rhode Island.   On  May 23, 1988,  a complaint
was filed in the United States District Court for the District of Rhode Island, captioned United States v. Kayser-Roth Corporation and Hydro-Manufacturing, Inc. (the "Stamina Mills action"), in which the United States sought to recover response costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") from Group's former Kayser-Roth Corporation subsidiary ("Kayser-Roth") and others in connection with a site formerly operated
by Stamina  Mills, Inc., a  former subsidiary of  Kayser-Roth,
in North Smithfield, Rhode Island.   In January  1990, the District
Court held Kayser-Roth  liable under CERCLA  for all past  and future
response costs.   By Amended  Administrative Order issued  June  4,
1991, the United States Environmental Protection Agency (the "EPA") directed Kayser-Roth to implement the remedies set forth in its Record
of  Decision issued September  18, 1990.   Since the beginning  of
fiscal 1991 to date, Kayser-Roth has paid approximately $3.6 million for past response costs, prejudgment interest and remediation. Kayser-Roth is in the process of complying with the remainder of the
order.   The Company has agreed to indemnify Kayser-Roth with respect to this matter.

     Miscellaneous Environmental Matters. In addition to the judicial and administrative proceedings listed above, the Company also is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various
other sites.   It also has received notices  that it is a  potentially
responsible party  ("PRP")  in a  number  of  proceedings.    It  is a
normal risk of operating a manufacturing business that liability may be incurred for investigating and remediating on-site and off-site contamination. The Company is currently engaged in or alleged to be responsible for investigation or remediation at certain sites. These sites include, among others, the following: a site adjacent to a facility formerly operated by Wickes Manufacturing's former Bohn Heat Transfer division located at Beardstown, Illinois; a site formerly owned  and operated  by Wickes  Manufacturing's  alleged former
Daybrook Ottawa division located at Bowling Green, Ohio; a site owned and formerly operated by the Company located at Elmira, California; the Beaunit Corporation Superfund Site located near Fountain Inn, South Carolina; the Butterworth Landfill Superfund Site located at Grand Rapids, Michigan; a site owned and formerly operated by Wickes Manufacturing's former Mechanical Components division located at Mancelona, Michigan; the former Albert Van Luit plant site owned by a Company subsidiary located in North Hollywood, California; the Hartley & Hartley landfill site located at Kawkawlin, Michigan; and the Stringfellow Superfund Site located at Riverside County, California. In addition to the environmental sites and proceedings listed above, the Company is and has been a party or PRP at other sites and involved
in other  proceedings from time  to time.   In the  last three  fiscal
years, the Company has paid approximately $6.3 million in the aggregate (excluding amounts paid in connection with the Stamina Mills action disclosed above) in connection with its various environmental sites. The majority of such costs have been incurred in connection with the Elmira, California and North Hollywood, California sites.

     In estimating the total future cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the
Company may  be jointly  and severally  liable.   Under the scheme  of
joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and
changes in cleanup standards and techniques.   When it has been
possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in
accordance with generally accepted accounting  principles.   The Company
records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. As of January 28, 1995, the Company has established reserves of approximately $31.7 million for the estimated future
costs related to all  its known environmental sites.   In the opinion
of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

     The Company is seeking insurance coverage for a portion of the defense costs and liability it has incurred and may incur in connection with the environmental proceedings described above.
Coverage issues have not been resolved. There can be no assurance that any coverage will be provided.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT
(Pursuant to Instruction G(3) of the General Instructions to Form 10-K, the following information is included herein as an unnumbered item in lieu  of being included  in the Company's definitive Proxy
Statement).

The following is a list of the names and ages (as of April 28, 1995) of all the executive officers of the Company and a description of all positions and offices with the Company held by each such person and each such person's principal occupations and employment during the
past five years.   All executive  officers hold office at  the pleasure
of the Company's Board of Directors.




            Name             Age     Position


    David A. Stockman        48    Co-Chairman of the Board

    Bruce Wasserstein        47    Co-Chairman of the Board

    Randall J. Weisenburger  36    Vice Chairman

    John P. McNicholas       32    Vice Chairman

    Thomas E. Hannah         56    Chief Executive Officer

    William J. Brucchieri    52    President of Imperial Wallcoverings

    John D. Moose            58    President of Automotive Bodycloth
                                   Division

    Harry F. Schoen III      59    President of Mastercraft Division

    Elizabeth R. Philipp     38    Executive Vice President, General
                                   Counsel and Secretary

    J. Michael Stepp         51    Executive Vice President and Chief
                                   Financial Officer

    David A. Stockman has been Co-Chairman of the Board of the Company since July 1993. Mr. Stockman has been a General Partner of The Blackstone Group Holdings L.P. (the "Blackstone Group") since 1988. Mr. Stockman is also a director of Edward J. DeBartolo Corporation.

    Bruce Wasserstein has been Co-Chairman of the Board of the Company since June 1992. Mr. Wasserstein has been Chairman and Chief Executive Officer of Wasserstein Perella Management Partners, Inc. ("WP Management") since June 1992 and Chief Executive Officer and Chairman or President, Wasserstein Perella Group, Inc. ("WP Group") since 1988. Mr. Wasserstein is Chairman of the Board of Maybelline, Inc.

    Randall J. Weisenburger has been a director of the Company since
August 1989 and Vice Chairman of the Company  since April 1994.   Mr.
Weisenburger was Deputy Chairman of the Company from July 1992 to April 1994 and Vice President from August 1989 to July 1992. Mr. Weisenburger has been Managing Director of Wasserstein Perella & Co., Inc. ("WP & Co.") since December 1993. Mr. Weisenburger was a Director of WP & Co. from December 1992 to December 1993 and a Vice President of WP & Co. from December 1989 to December 1992. Mr. Weisenburger is also Vice Chairman of the Board of Maybelline, Inc. and Chairman of the Yardley Lentheric Group.

    John P. McNicholas has been Vice Chairman of the Company since April 1994. Mr. McNicholas was Deputy Chairman of the Company from
July 1992 to April 1994. Mr. McNicholas has been Vice President of the Blackstone Group since January 1992 and was an Associate of the Blackstone Group from November 1990 to December 1991 and an Associate, Merchant Banking Group - Merrill Lynch Capital Markets from August 1989 to November 1990.

    Thomas E. Hannah, has been a director of the Company and Chief Executive Officer of the Company since July 1994. Mr. Hannah was President and Chief Executive Officer of Collins & Aikman Textile and Wallcoverings Group, a division of a wholly owned subsidiary of the Company, from November 1991 until July 1994 and was named an executive
officer of the  Company for  purposes hereof  in April  1993.   Mr.
Hannah was President and Chief Executive Officer of the Collins & Aikman Textile Group from February 1989 to November 1991 and President of Milliken & Company's Finished Apparel Division prior to that.

    William J.  Brucchieri has been  President of Imperial
Wallcoverings since February 1993 and was named an executive officer of the Company for purposes hereof in April 1994. Mr. Brucchieri was Executive Vice President of Imperial from March 1992 to January 1993 and Executive Vice President of the Mastercraft division from January
1990 to February 1992.   Mr.  Brucchieri was Vice  President, Operations
of the  Mastercraft division from August 1989 to  January 1990.   Mr.
Brucchieri joined a  wholly owned  subsidiary of  the Company in 1988.

    John D. Moose has been President of the Automotive Bodycloth division since October 1994 and was President of the North American Auto Group from June 1989 until October 1994. Mr. Moose was named an executive officer of the Company for purposes hereof in April 1994. Mr. Moose joined a wholly owned subsidiary of the Company in 1960.

    Harry F. Schoen III has been President of the Mastercraft division since January 1993 and was named an executive officer of the Company for
purposes hereof in April 1994.   Mr. Schoen  was  Executive  Vice
President and Chief Operating Officer of the Mastercraft division from April 1992 to December 1992. Mr. Schoen was General Manager of Milliken & Company's Greige Fine Goods Group prior to that.

    Elizabeth R. Philipp has been Executive Vice President, General Counsel and Secretary of the Company since April 1994. Ms. Philipp was Vice President, General Counsel and Secretary of the Company from April 1993 to April 1994 and Vice President and General Counsel from September 1990 to April 1993. Prior to that, Ms. Philipp was associated with the law firm of Cravath, Swaine and Moore.

    J. Michael Stepp has been Executive Vice President and Chief Financial Officer since April 1995. Mr. Stepp was Executive Vice President, Chief Financial Officer of Purolator Products Company from December 1992 to March 1995. Prior to that, Mr. Stepp was President of American Corporate Finance Group, Inc.

                                PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock has been traded on the New York Stock Exchange under the symbol "CKC" since July 13, 1994. At April 26, 1995, there were approximately 125 holders of record. The following table lists the high and low sales prices for the common stock for the full quarterly periods since trading commenced.


                      Fiscal 1994

                      High     Low
    Third Quarter   10-7/8    8-5/8
    Fourth Quarter   9-1/4    7-7/8


    No dividend or  other distribution with respect to the Common Stock
has been paid by the Company  since its  incorporation in 1988.   Any
payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors. The Company currently does not intend to pay any cash dividends in the foreseeable future; rather, the Company intends to retain earnings to provide for the operation and expansion of its business. Certain restrictive covenants contained in the agreement governing the Company's credit facilities limit the Company's ability to make dividend and other
payments.    See Management's Discussion and  Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources on pages 22-23 of the Company's 1994 Annual Report to Stockholders incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

    The information required by this Item is incorporated by reference to page 16 of the Company's 1994 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference to pages 17 through 26 of the Company's 1994 Annual Report to Stockholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference to pages 27 through 54 of the Company's 1994 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                              PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant" and the information required by
Item 401 of Regulation S-K regarding directors is incorporated herein by reference to that portion of the Registrant's definitive Proxy Statement to be used in connection with its 1995 Annual Meeting of Stockholders, which will be filed in final form with the Commission not later than 120 days after January 28, 1995 (the "Proxy Statement"), captioned "Election of Directors--Information as to Nominees and Other Directors". Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to that portion of the Proxy Statement captioned "Executive Compensation".


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to those portions of the Proxy Statement captioned "Voting Securities and Principal Stockholders" and "Election of
Directors--Information as to Nominees and Other Directors".


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to that portion of the Proxy Statement captioned
"Compensation Committee  Interlocks and Insider Participation".

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements:

 The following Consolidated Financial Statements of Collins & Aikman Corporation and Report of Independent Public Accountants are incorporated by reference to pages 27 through 54 of the Registrant's 1994 Annual Report to Stockholders:

  Report of Independent Public Accountants

  Consolidated Statements of Operations for the fiscal years ended
   January 28, 1995, January 29, 1994 and January 30, 1993

  Consolidated Balance Sheets at January 28, 1995 and January 29, 1994

  Consolidated Statements of Cash Flows for the fiscal years ended
   January 28, 1995, January 29, 1994 and January 30, 1993

  Consolidated Statements of Common Stockholders' Deficit for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993

  Notes to Consolidated Financial Statements

(a) (2)  Financial Schedules:

 The following financial statement schedules of Collins & Aikman Corporation for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.

                                                                           Page
                                                                         Number

  Report of Independent Public Accountants on Schedules . . . . . . . .     S-1
  Schedule I-Condensed Financial Information of the Registrant  . . . .     S-2
  Schedule II-Valuation and Qualifying Accounts   . . . . . . . . . . .     S-5

 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

(a) (3)  Exhibits:

 Please note that in the following description of exhibits, the title of any document entered into, or filing made, prior to July 7, 1994 reflects the name of the entity a party thereto or filing, as
the case  may be,  at  such time.   Accordingly, documents and filings
described below may refer to Collins & Aikman Holdings Corporation, Collins & Aikman Group, Inc. or Wickes Companies, Inc., if such documents and filings were made prior to July 7, 1994.

 Exhibit
 Number                    Description

  3.1- Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit
         4.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

  3.2-   By-Laws  of   Collins  &  Aikman  Corporation,  as   amended,
         are hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

  4.1- Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33- 53179) filed June 21, 1994.

  4.2- Indenture dated as of May 1, 1985, pursuant to which 11 3/8% Usable Subordinated Debentures due 1997 of Collins & Aikman Products Co. (the successor by merger to Collins & Aikman Group, Inc. and Wickes Companies, Inc.) were issued is hereby incorporated by reference to Exhibit 4(f) of Wickes Companies, Inc.'s Current Report on Form 8-K dated May 21, 1985 (SEC File No. 1-6761).

  4.3-   Credit  Agreement  dated as  of June  22,  1994 between
         Collins & Aikman Products Co. (formerly Collins & Aikman Corporation) as Borrower, WCA Canada Inc., as Canadian Borrower, the Company, as Guarantor, the lenders named therein, Continental Bank, N.A., and NationsBank, N.A. as Managing Agents, and Chemical Bank as Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

  4.4- First Amendment dated as of January 30, 1995 to the Credit Agreement dated as of June 22, 1994 among Collins & Aikman Products Co., WCA Canada Inc., Collins & Aikman Corporation, the financial institutions party thereto and Chemical Bank, as administrative agent.

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

 10.1- Amended and Restated Stockholders Agreement dated as of June 29, 1994 among the Company, Collins & Aikman Group, Inc., Blackstone Capital Partners L.P. and Wasserstein
         Perella Partners, L.P.

 10.2- Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes
         Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 26, 1991.*





* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

  Exhibit
  Number                Description

  10.3     -   Letter  Agreement dated as of  May 16, 1991 and
               Employment Agreement dated as of July 22, 1992 between
               Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation's Report on Form
               10-K  for the  fiscal year ended January 30, 1993.*

  10.4     -   First  Amendment to  Employment Agreement  dated as  of
               February 24, 1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings
               Corporation's  Registration Statement  on Form  S-2
               (Registration  No. 33- 53179) filed April 19, 1994.*

  10.5     -   Letter  Agreement  dated as  of  May  16, 1991  between
               Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman Holdings Corporation's Registration
               Statement on Form S-2 (Registration No. 33-53179) filed
               April 19, 1994.*

  10.6     -   Employment Agreement dated  as of March 23,  1992 between
               Collins & Aikman Group, Inc. and a former executive officer is hereby incorporated by reference to
               Exhibit 10.6  of  Collins  & Aikman  Holdings
               Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.*

  10.7     -   First Amendment dated  as of April 4, 1994  to Agreement
               dated as of March 23,  1992 between  Collins &  Aikman
               Group, Inc. and a former executive officer is hereby incorporated by reference to Exhibit 10.14 of Collins &
               Aikman Holdings Corporation's Report on Form 10-K for the fiscal year ended January 29, 1994.*

  10.8     -   Lease, executed as of the 1st day  of June 1987, between
               Dura Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No.5 to Collins & Aikman Holdings
               Corporation's Registration Statement  on Form S-2
               (Registration No. 33-53179) filed July 6, 1994.

  10.9     -   Agreement dated as of October 17, 1994 among Collins &
               Aikman Products Co. and a former executive officer is hereby incorporated by reference to Exhibit 10.29 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 29, 1994.*

  10.10    -   The  Wickes Equity  Share  Plan  is hereby  incorporated
               by  reference  to Exhibit  10.11 of Collins  & Aikman
               Holdings Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.*

  10.11    -   Collins & Aikman Corporation 1994 Executive Incentive
               Compensation Plan is hereby incorporated by  reference to
               Exhibit  10.22 of Amendment No. 4  to Collins & Aikman
               Holdings Corporation's Registration Statement on Form S-2
               (Registration No. 33-53179) filed June 27, 1994.*

  10.12    -   Collins & Aikman Corporation Supplemental Retirement
               Income Plan is hereby incorporated by reference to
               Exhibit 10.23 of Amendment No. 5 to Collins & Aikman
               Holdings  Corporation's   Registration  Statement  on
               Form  S-2 (Registration No. 33-53179) filed July 6,
               1994.*

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

  Exhibit
  Number                    Description

  10.13    -   1993 Employee  Stock Option  Plan is hereby incorporated
               by reference  to Exhibit  10.12 of  the Registration
               Statement  on Form  S-2 of  Collins & Aikman Holdings
               Corporation (File No. 33-53179) filed April 19, 1994.*

  10.14    -   1994 Employee  Stock Option  Plan is hereby incorporated
               by reference  to Exhibit 10.13  of  the Registration
               Statement on  Form S-2  of Collins  & Aikman Holdings
               Corporation (File No. 33-53179) filed April 19, 1994.*

  10.15    -   1994 Directors Stock Option Plan.*

  10.16    -   Acquisition  Agreement  dated  as  of  November 22,  1993
               as amended and restated as of January 28, 1994, among Collins & Aikman Group, Inc., Kayser-Roth
               Corporation and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Holdings Corporation's Current Report on Form 8-K dated February 10, 1994.

  10.17    -   Warrant  Agreement dated as of January  28, 1994 by and
               between Collins & Aikman  Group,   Inc.  and  Legwear
               Acquisition Corporation is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Holdings
               Corporation's Report on Form 10-K for the fiscal year ended January 29, 1994.

  10.18    -   Amended and Restated Receivables Sale Agreement dated as
               of March 30, 1995 among Collins & Aikman Products Co.,
               Ack-Ti-Lining, Inc., WCA Canada Inc., Imperial
               Wallcoverings,  Inc.,  The  Akro Corporation,  Dura
               Convertible Systems Inc., each of the other subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Carcorp, Inc.

  10.19    -   Servicing  Agreement, dated  as of  March 30,  1995,
               among  Carcorp, Inc., Collins  &  Aikman   Products  Co.,
               as  Master  Servicer,  each   of  the subsidiaries of
               Collins & Aikman Products Co. from time to time parties thereto and Chemical Bank, as Trustee.

  10.20    -   Pooling  Agreement, dated  as  of  March 30,  1995, among
               Carcorp,  Inc., Collins &  Aikman Products Co.,  as
               Master Servicer  and Chemical Bank, as Trustee.

  10.21    -   Series 1995-1 Supplement, dated as of March 30, 1995,
               among Carcorp, Inc., Collins &  Aikman Products Co.,  as
               Master Servicer and Chemical  Bank, as Trustee.

  10.22    -   Series 1995-2 Supplement, dated as of March 30, 1995,
               among Carcorp, Inc., Collins & Aikman  Products Co., as
               Master Servicer, the Initial Purchasers parties thereto, Societe Generale, as Agent for the Purchasers and Chemical Bank, as Trustee.

  10.23    -   Master Equipment Lease  Agreement dated as of September
               30,  1994, between NationsBanc Leasing  Corporation of
               North Carolina and Collins & Aikman Products Co. Is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 29, 1994.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

  Exhibit
  Number                Description

  10.24    -   Employment Agreement  dated as of  April 6, 1995  between
               Collins & Aikman Products Co. and an executive officer.*

  10.25    -   Excess Benefit Plan of Collins & Aikman Corporation.*

     11    -   Computation of Earnings Per Share.

     13    -   Pages  16-54 of  Collins and  Aikman Corporation s  1994
               Annual  Report to Stockholders.

     21    -   List of subsidiaries of Collins & Aikman Corporation.

     23    -   Consent of Arthur Andersen LLP.

     27    -   Financial Data Schedule.

     99    -   Voting Agreement between  Blackstone Capital Partners
               L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment
               No.4 to Collins  & Aikman Holdings Corporation's
               Registration Statement on Form S-2 (Registration No.
               33-53179) filed June 27, 1994.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.


(b)     Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of the fiscal year for which this report on Form 10-K was filed.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 1995.

COLLINS & AIKMAN CORPORATION


By: /s/    David A. Stockman           By: /s/     Bruce Wasserstein
           David A. Stockman                       Bruce Wasserstein
Co-Chairman of the Board of Directors  Co-Chairman of the Board of Directors

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Signature                            Title                      Date


/s/ David A. Stockman           Co-Chairman of the            April 28, 1995
   David A. Stockman            Board of Directors


/s/ Bruce Wasserstein           Co-Chairman of the            April 28, 1995
    Bruce Wasserstein           Board of Directors


/s/ Thomas E. Hannah         Director and Chief Executive     April 28, 1995
    Thomas E. Hannah         Officer (Principal Executive
                             Officer)

/s/ Randall J. Weisenburger   Vice Chairman and Director      April 28, 1995
    Randall J. Weisenburger

/s/ J. Michael Stepp         Executive Vice President and     April 28, 1995
    J. Michael Stepp            Chief Financial Officer
                             (Principal Financial Officer)

/s/ Anthony Hardwick         Vice President and Controller    April 28, 1995
    Anthony Hardwick         (Principal Accounting Officer)


/s/ Robert C. Clark                   Director                April 28, 1995
    Robert C. Clark

/s/ James J. Mossman                  Director                April 28, 1995
    James J. Mossman

/s/ Stephen A. Schwarzman             Director                April 28, 1995
    Stephen A. Schwarzman

/s/ W. Townsend Ziebold, Jr.          Director                April 28, 1995
    W. Townsend Ziebold, Jr.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES





To Collins & Aikman Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Collins & Aikman Corporation's annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 23, 1995, except with respect to the refinancing of the receivables facility discussed in Note 23 to the consolidated financial statements, as to which the date is March 31, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     ANDERSEN ARTHUR LLP




Charlotte, North Carolina,
March 23, 1995.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            Condensed Balance Sheets
                                (in thousands)

                                                             January 28,    January 29,
                         ASSETS                                 1995          1994
  Current Assets:
    Cash    . . . . . . . . . . . . . . . . . . . . . . .     $    875         $     3,010


    Total current assets  . . . . . . . . . . . . . . . .          875               3,010


  Other assets  . . . . . . . . . . . . . . . . . . . . .           18               1,300
                                                              $    893         $     4,310

    LIABILITIES AND STOCKHOLDER'S DEFICIT

  Current Liabilities:
    Accounts payable and accrued expenses   . . . . . . .     $      -         $       130

    Other current liabilities   . . . . . . . . . . . . .            -               5,000

    Total current liabilities   . . . . . . . . . . . . .            -               5,130


  Long-term debt  . . . . . . . . . . . . . . . . . . . .            -             191,861

  Share of accumulated losses in excess ofinvestments in
   subsidiaries. . . . . . . . . . . . . . . . . . . . .        410,933            380,772


  Other noncurrent liabilities  . . . . . . . . . . . . .         2,582              6,399

  Commitments and contingencies (Note 1)  . . . . . . . .

  Redeemable preferred stock  . . . . . . . . . . . . . .            -             122,368


  Common stock  . . . . . . . . . . . . . . . . . . . . .          705                 350

  Other stockholder's equity  . . . . . . . . . . . . . .     (413,327)           (702,570)

    Total stockholder's equity  . . . . . . . . . . . . .     (412,622)           (702,220)


                                                             $     893          $    4,310

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      Condensed Statements of Operations
                                 (in thousands)

                                                              Fiscal Year Ended
                                                      January 28,  January 29,   January 30,
                                                         1995         1994          1993
  Other expenses  . . . . . . . . . . . . . . . .    $     (349)  $      (71)   $     (651)

  Interest expense  . . . . . . . . . . . . . . .       (12,549)      (25,079)     (22,203)
  Loss from operations before income taxes and
    equity in loss of subsidiaries  . . . . . . .       (12,898)      (25,150)     (22,854)
  Income tax benefit  . . . . . . . . . . . . . .             -           468        1,432

  Equity in loss of subsidiaries  . . . . . . . .       (17,884)     (252,982)    (242,236)


  Net loss  . . . . . . . . . . . . . . . . . . .    $  (30,782)   $ (277,664)   $(263,658)

                   COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT Condensed Statements of Cash Flows
                                 (in thousands)

                                                               Fiscal Year Ended

                                                      January 28,  January 29,   January 30,
                                                          1995         1994           1993
  OPERATING ACTIVITIES
  Net cash provided by (used in) operating
    activities  . . . . . . . . . . . . . . . . .    $     (405)  $     (537)   $   1,535


  INVESTING ACTIVITIES
  Investment in subsidiary  . . . . . . . . . . .       (52,351)        -             -

  Other, net  . . . . . . . . . . . . . . . . . .         1,309         -             (55)


  Net cash used in investing activities . . . . .       (51,042)        -             (55)

  FINANCING ACTIVITIES

  Issuance of common stock  . . . . . . . . . . .       232,436         -             -
  Redemption of preferred stock . . . . . . . . .      (173,367)        -             -
  Repayment of long-term debt . . . . . . . . . .        (9,757)        -             -


  Net cash provided by in financing activities  .        49,312         -             -


  Net increase (decrease) in cash . . . . . . . .        (2,135)        (537)       1,480
  Cash and cash equivalents at beginning of year          3,010        3,547        2,067

  Cash and cash equivalents at end of year  . . .          $875    $   3,010    $   3,547

    Notes to Condensed Financial Statements

1.   Presentation:

 These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission.   Certain  information and  notedisclosures normally
included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the
information presented  not misleading.   For  disclosures regarding
redeemable preferred stock and commitments and contingencies, see Notes 15 and 21, respectively, to Consolidated Financial Statements incorporated by reference to pages 27 through 54 of the Registrant's 1994 Annual Report to Stockholders.

2.   Long-Term Debt:

 Long-term debt as of January 29, 1994 consisted of Subordinated PIK Bridge Notes. For additional disclosures regarding long-term debt, see Note 9 to Consolidated Financial Statements incorporated by reference to pages 27 through 54 of the Registrant's 1994 Annual Report to Stockholders

3. See Notes to Consolidated Financial Statements for additional disclosures.


                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                    SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (a)
For the Fiscal Years Ended January 28, 1995, January 29, 1994, and January 30, 1993
                                    (in thousands)


                                        Charge
                        Balance at     to Costs   Charged                Balance at
                         Beginning        and     to Other                 End of
Description               of Year      Expenses   Accounts   Deductions     Year
Fiscal Year Ended
January 28, 1995

Allowance for doubtful
accounts  . . . . . . .  $   7,071     $   1,132   $115(b) $  (1,918) (c) $    6,400


Fiscal Year Ended
January 29, 1994

Allowance for doubtful
accounts  . . . . . . .  $   6,748     $   2,521   $720(b) $  (2,918) (c) $    7,071

Fiscal Year Ended
January 30, 1993

Allowance for doubtful
accounts  . . . . . . .  $   6,401     $   3,700   $765(b) $  (4,118) (c) $    6,748



(a) The fiscal year ended January 30, 1993 has been restated to exclude amounts related to discontinued operations.
(b)  Reclassification and collection of accounts previously written off.

(c)  Reclassifications and uncollectible amounts written off.