Form 10-Q
period 1995-04-29
COLLINS & AIKMAN CORP
filed 1995-06-13
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                                         Washington D.C. 20549

                                               FORM 10-Q

                          X  Quarterly Report Pursuant to Section 13 or 15(d)
                                of the Securities Exchange Act of 1934

                                 For the quarter ended April 29, 1995

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



            A Delaware Corporation                 (IRS Employer Identification
                                                                 No. 13-3489233)



                                         701 McCullough Drive
                                   Charlotte, North Carolina  28262
                                       Telephone (704) 547-8500





            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2)
            has been subject  to such filing requirements for the past
            90 days.  Yes X  No   .

            As of June 6, 1995, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 70,520,900 shares.

                                   PART  I  -  FINANCIAL INFORMATION



            Item 1.  Financial Statements.


                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                               (in thousands, except for per share data)



                                                                          Quarter Ended
                                                                        April 29,   April 30,
                                                                         1995        1994
            Net sales . . . . . . . . . . . . . . . . . . . . . . .   $  392,129  $  390,446

            Cost of goods sold  . . . . . . . . . . . . . . . . . .      298,431     289,492
            Selling, general and administrative expenses  . . . . .       46,909      55,392

                                                                         345,340     344,884

            Operating income  . . . . . . . . . . . . . . . . . . .       46,789      45,562

            Interest expense, net . . . . . . . . . . . . . . . . .       11,541      29,061
            Loss on sale of receivables . . . . . . . . . . . . . .        2,694        -
            Dividends on preferred stock of subsidiary  . . . . . .         -          1,129

            Income from continuing operations before income taxes .       32,554      15,372
            Income taxes  . . . . . . . . . . . . . . . . . . . . .        3,653       2,618

            Net income  . . . . . . . . . . . . . . . . . . . . . .   $   28,901  $   12,754

            Dividends and accretion on preferred stock  . . . . . .         -          7,086

            Income applicable to common shareholders  . . . . . . .   $   28,901  $    5,668

            Net income per primary and fully diluted common share .   $      .40  $      .19

            Average common shares outstanding . . . . . . . . . . .       71,748      29,809

            See accompanying notes.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                            (in thousands)


                                                                 (Unaudited)
                                                                   April 29,    January 28,
                                                                    1995            1995
                                   ASSETS
            Current Assets:
               Cash and cash equivalents  . . . . . . . . . . .  $   13,719     $    3,317
               Accounts and notes receivable, net   . . . . . .      78,910         92,082
               Inventories  . . . . . . . . . . . . . . . . . .     199,705        196,096
               Other  . . . . . . . . . . . . . . . . . . . . .      26,477         38,184

                  Total current assets  . . . . . . . . . . . .     318,811        329,679

            Property, plant and equipment, at cost less
               accumulated depreciation and amortization of
               $282,595 and $269,808  . . . . . . . . . . . . .     295,645        287,559
            Other assets  . . . . . . . . . . . . . . . . . . .      63,183         63,833

                                                                 $  677,639     $  681,071


                LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

            Current Liabilities:
               Notes payable  . . . . . . . . . . . . . . . . .  $    1,950     $    1,723
               Current maturities of long-term debt   . . . . .      24,752         18,114
               Accounts payable   . . . . . . . . . . . . . . .      76,052         97,726
               Accrued expenses   . . . . . . . . . . . . . . .     123,046        144,566

                  Total current liabilities   . . . . . . . . .     225,800        262,129

            Long-term debt  . . . . . . . . . . . . . . . . . .     555,325        547,963
            Deferred income taxes . . . . . . . . . . . . . . .       1,459          1,377
            Other, including postretirement benefit obligation      283,306        282,224
            Commitments and contingencies . . . . . . . . . . .

            Common stock (150,000 authorized, 70,521 shares
               issued and outstanding)  . . . . . . . . . . . .         705            705
            Other paid-in capital . . . . . . . . . . . . . . .     585,972        586,281
            Accumulated deficit . . . . . . . . . . . . . . . .    (947,648)      (976,549)
            Foreign currency translation adjustments  . . . . .     (17,876)       (13,655)
            Pension equity adjustment . . . . . . . . . . . . .      (9,404)        (9,404)

                  Total common stockholders' deficit  . . . . .    (388,251)      (412,622)

                                                                 $  677,639     $  681,071


                  See accompanying notes.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                            (in thousands)



                                                                           Quarter Ended
                                                                        April 29,    April 30,
                                                                         1995         1994
      OPERATING ACTIVITIES
      Net income  . . . . . . . . . . . . . . . . . . . . . . . . .   $  28,901    $  12,754
      Adjustments to derive cash flow from
        continuing operating activities:
          Depreciation and leasehold amortization   . . . . . . . .      11,718       11,127
          Amortization of other assets & liabilities  . . . . . . .       2,931        2,334
          Decrease (increase) in accounts and notes receivable  . .      18,172      (12,340)
          Increase in inventories   . . . . . . . . . . . . . . . .      (3,609)     (13,647)
          Decrease in accounts payable  . . . . . . . . . . . . . .     (21,674)      (7,403)
          Increase in interest and dividends payable  . . . . . . .         730       13,787
          Other, net  . . . . . . . . . . . . . . . . . . . . . . .      (5,713)      11,371


            Net cash provided by continuing operating activities  .      31,456       17,983

      Cash used in discontinued operations  . . . . . . . . . . . .      (6,831)      (8,540)

      INVESTING ACTIVITIES
      Additions to property, plant and equipment  . . . . . . . . .     (21,462)     (15,286)
      Sales of property, plant and equipment  . . . . . . . . . . .         274           11
      Net proceeds from disposition of discontinued operations  . .        -          71,445
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .      (2,250)       2,680

            Net cash provided by (used in) investing activities   .     (23,438)      58,850

      FINANCING ACTIVITIES
      Issuance of long-term debt  . . . . . . . . . . . . . . . . .         717        1,037
      Repayment of long-term debt . . . . . . . . . . . . . . . . .      (1,863)      (5,335)
      Reduction of participating interests in accounts receivable .      (5,000)        -
      Net borrowings (repayments) on revolving
        credit facilities   . . . . . . . . . . . . . . . . . . . .      15,000       (5,000)
      Net borrowings (repayments) on notes payable  . . . . . . . .         227         (821)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . .         134         (265)

            Net cash provided by (used in) financing activities   .       9,215      (10,384)

      Net increase in cash and cash equivalents . . . . . . . . . .      10,402       57,909
      Cash and cash equivalents at beginning of period  . . . . . .       3,317       81,373

      Cash and cash equivalents at end of period  . . . . . . . . .   $  13,719    $ 139,282

      See accompanying notes.

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT
                                  (Unaudited)
      A.    Organization:

            Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. Prior to July 13, 1994, the Company was a wholly-owned subsidiary of Collins & Aikman Holdings II Corporation
      ("Holdings  II").   In connection with  an  initial  public
      offering of common stock ("Common Stock") and a recapitalization (the "Recapitalization"), Holdings II was merged into the Company. Concurrently, Collins & Aikman Group, Inc., a wholly-owned subsidiary of the Company ("Group"), was merged into its wholly-owned subsidiary, Collins & Aikman Corporation, which changed its name to Collins & Aikman Products Co. ("C&A Products"). On July 7, 1994, the Company changed its name from Collins & Aikman Holdings Corporation to Collins & Aikman Corporation.

            Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP
      Partners")  and  their respective  affiliates.    As  a result  of
      the Recapitalization, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 76% of the Common Stock.

            The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

      B.    Basis of Presentation:

            The  condensed consolidated financial statements include the
      accounts of the Company and  its  subsidiaries.    In  the
      opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the statement of operations for the quarter ended April 30, 1994 and the statement of cash flows for the quarter ended April 30, 1994 to conform to the fiscal 1995 presentation.

            For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

      C.    Interest Rate Protection Program:

            During September 1994, the Company entered into a program designed to reduce its exposure to changes in the cost of its variable rate borrowings by the use of interest rate cap and
      corridor agreements.   The  strike price  of these  agreements
      exceeded the current market levels at the time they were entered into and their cost is included in interest expense ratably during the life of the agreements. Payments to be received, if any, as a result of the agreements are accrued as a reduction of interest expense. Unamortized costs of these
      arrangements are  included  in other  assets.   Under  these
      agreements, the Company has limited its exposure on notional principal amounts as follows (in thousands):

      Protection Period   Notional Principal Amount  Average LIBOR Strike Price

      October 1994 thru
       October 1995            $ 300,000                      6.92%
      October 1995 thru
       October 1996            $ 250,000                      7.50%

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)

      Amortization of these agreements amounted to $.1 million during the quarter ended April 29, 1995.

      D.    Receivables Facility:

            On March 31, 1995, C&A Products repaid and terminated the receivables financing arrangement it entered into in connection with the Recapitalization (the "Bridge Receivables Facility") and entered, through a trust (the "Trust") formed by Carcorp, Inc., a wholly-owned, bankruptcy remote subsidiary of C&A Products ("Carcorp"), into a new receivables facility (the "Receivables Facility") comprised of (i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers").

            Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at April 29, 1995 approximately $31.5 million was available under the variable funding certificates, of which approximately $30.0 million was utilized.

            The term certificates bear interest at an average rate equal
      to one-month LIBOR plus .34% per annum.   The variable funding
      certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

            As of April 29, 1995, the Trust's receivables pool was $209.9 million net of allowances for doubtful accounts. As of April 29, 1995, the holders of term certificates and variable funding certificates collectively possessed a $140 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date. As of April 29, 1995, Carcorp owned a subordinated interest in the receivables pool.

      E.    Inventories:

            Inventory balances are summarized as follows (in thousands):
                                                          April 29,  January 28,
                                                            1995         1995
            Raw materials . . . . . . . . . . . . . . . .$  79,869   $  81,669
            Work in process . . . . . . . . . . . . . . .   25,983      24,149
            Finished goods  . . . . . . . . . . . . . . .   93,853      90,278
                                                         $ 199,705   $ 196,096

      F.    Interest Expense, Net:

            Interest expense for the quarters ended April 29, 1995 and April 30, 1994 is net of interest income of $.8 million and $2.4 million, respectively.

                    COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

      G.    Related Party Transactions:

            Pursuant to the Stockholders' Agreement among the Company, Group, Blackstone Partners and WP Partners dated
      December 1988, the Company paid Blackstone Partners and WP
      Partners, or their respective affiliates, operating, management and advisory fees aggregating $5.0 million annually until the agreement's amendment in July 1994.

            Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly and which commenced in the quarter ended October 29, 1994.

            During the first quarter of 1994, the Company incurred expenses of $2.5 million for services performed by affiliates of Blackstone Partners and WP Partners in connection with a
      comprehensive  review  of  the  Company's   liabilities
      associated with discontinued operations, including surplus real estate, postretirement and workers compensation liabilities. The Company also incurred during the first quarter of 1994 expenses of $2.75 million for services performed by affiliates of WP Partners and $3.25 million for services performed by affiliates of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as other advisory services; these fees are included in "selling, general and administrative expenses" for the first quarter of 1994.

            In connection with the Company's discontinued operations, the Company incurred fees of $.1 million during the first quarter of 1994 to an affiliate of Blackstone Partners for advisory services in connection with the sale of inventory, real estate and other assets of Builders Emporium, a former division of Group.


      H.    Information About Segments of the Company's Operations:

            Information about the Company's segments for the first quarter of fiscal 1995 and of fiscal 1994 follows (in thousands):


      Quarter Ended                   Net          Gross         Operating           Capital
      April 29, 1995                 Sales         Margin         Income          Expenditures
      Automotive Products . . .   $  243,694    $    45,728    $    31,080        $    15,312
      Interior Furnishings  . .       91,196         27,855         11,196              4,625
      Wallcoverings . . . . . .       57,239         20,115          4,513              1,207
                                     392,129         93,698         46,789             21,144
      Corporate items . . . . .         -              -              -                   318
                                  $  392,129    $    93,698    $    46,789        $    21,462

      Quarter Ended                   Net          Gross         Operating           Capital
      April 30, 1994                 Sales         Margin      Income (Loss)      Expenditures
      Automotive Products . . .   $  222,991    $    48,149    $    35,390        $    11,234
      Interior Furnishings  . .      107,129         31,880         13,674              2,573
      Wallcoverings . . . . . .       60,326         20,925          5,137              1,286
                                     390,446        100,954         54,201             15,093
      Corporate items . . . . .         -              -            (8,639)  (a)          193
                                  $  390,446    $   100,954    $    45,562        $    15,286

                                    I-6

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

      a) Corporate items for the quarter ended April 30, 1994 include $6.0 million related to services performed by affiliates of WP Partners and of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as certain other advisory services.

      I.    Commitments and Contingencies:

            See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or results of operations.

            See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

            C&A Products (or its predecessor, Group) has assigned leases related to divested businesses. Although C&A Products has obtained releases from the lessors of certain of these properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or results of operations.

      J.    Common Stockholders' Deficit:

            Activity in common stockholders' deficit is as follows (in thousands):

                                                                                              Foreign
                                                                Other                         Currency       Pension
                                                    Common     Paid-in       Accumulated     Translation      Equity
                                                    Stock       Capital        Deficit       Adjustments    Adjustment   Total
         Balance at January 28,
           1995  . . . . . . . . . . . . . . . . . $   705     $586,281      $(976,549)      $ (13,655)   $  (9,404)   $(412,622)

         Compensation expense
           adjustment  . . . . . . . . . . . . . .    -            (309)          -               -               -         (309)
         Net income  . . . . . . . . . . . . . . .    -            -            28,901            -               -       28,901
         Foreign currency
           translation adjustments   . . . . . . .    -            -              -             (4,221)           -       (4,221)

         Balance at April 29, 1995 . . . . . . . . $   705     $585,972      $(947,648)      $ (17,876)   $  (9,404)   $(388,251)

      K.    Earnings Per Share:

            Earnings per common share are based on the weighted average number of shares of Common Stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the
      proceeds, including applicable compensation expense.   In
      connection with the merger of Holdings II into the Company, the 35,035,000 shares of Common Stock of the Company outstanding prior to the Recapitalization were canceled and approximately 28,164,000 shares of Common Stock were issued in exchange for the common stock of Holdings II. All historical amounts and earnings per share computations have been adjusted to reflect the merger. For the quarter ended April 30, 1994, net income has been adjusted by dividends and accretion requirements on preferred stock to compute the income applicable to common shareholders.

                     COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      RECENT DEVELOPMENTS

            On May 31, 1995, the Company announced a stock repurchase program whereby the Company may spend up to $12.0 million during fiscal 1995 for the repurchase of shares of Common Stock. The repurchased shares will provide available shares for the Company's employee and director stock option
      plans.   It is  the Company's  intent that  any such repurchased
      shares will be retained by the Company in its treasury until their reissuance upon the exercise of options.

      INITIAL PUBLIC OFFERING AND RECAPITALIZATION

            During  July  1994,  the  Company  completed  an  initial
      public  offering   and  a Recapitalization  which was designed  to
      reduce the Company's indebtedness, significantly lower interest expense, improve operating and financial flexibility and provide
      liquidity for  operations   and  other  general  corporate
      purposes.    In  connection   with  the Recapitalization, Holdings
      II, formerly the sole common stockholder of the Company, was merged into the Company and the Company changed its name to Collins & Aikman Corporation. Concurrently, Group was merged into its wholly-owned subsidiary, Collins & Aikman Corporation, which changed its name to Collins & Aikman Products Co.

      GENERAL

            The Company's continuing business segments consist of Automotive Products, which supplies interior trim products to the North American automotive industry; Interior Furnishings, which manufactures residential upholstery and commercial floorcoverings for sale in the United States and for export; and Wallcoverings, which produces residential and commercial wallpaper for sale in North America. The Company's net sales in the first quarter of fiscal 1995 were $392.1 million, with approximately $243.7 million (62.1%) in Automotive Products, $91.2 million (23.3%) in Interior Furnishings, and $57.2
      million (14.6%) in Wallcoverings.   All references to a year with
      respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

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

                    COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      RESULTS OF OPERATIONS

      Discussion of results of each of the Company's operating segments follows:

      Automotive Products

                                                           Quarter Ended

                                                April 29, 1995       April 30, 1994
                                              Amount      Percent   Amount    Percent

                                                       (amounts in thousands)
      Net sales                              $243,694      100.0% $ 222,991   100.0%
      Cost of goods sold                      197,966       81.2    174,842    78.4
      Gross margin                             45,728       18.8     48,149    21.6
      Selling, general & administrative
       expenses                                14,648        6.0     12,759     5.7


      Operating income                       $ 31,080       12.8% $  35,390    15.9%

      Net Sales: Automotive Products' net sales increased 9.3% to approximately $243.7 million in the first quarter of 1995, up
      $20.7 million  over the comparable  1994 quarter.   The overall
      increase is attributable to increased sales volume of four of the segment's five high volume products, primarily automotive bodycloth, which experienced an increase of 20.6%, and molded carpet, which experienced a 15.4% increase. These were partially offset by a 33.7% decrease in convertible top systems. The overall increase in the segment's sales compares with a 1% increase in the North American vehicle build over the comparable quarter of the prior year. For the remainder of the year, the Company currently does not expect any increase in the North American vehicle build from last year.

      The bodycloth increase was due primarily to the Company's jacquard velvets product line currently utilized in such high volume models as the General Motors C/K Truck Line. Additional product placements, which contributed to the overall increase in bodycloth volume, were the Chevrolet Cavalier, Lumina and Suburban, the Ford Contour/Mystique, the Chrysler Cirrus/Stratus and the GEO Prism.

      The molded floor carpet increase was due to a 16% increase in unit shipments principally related to increased production of high volume models, including the Chevrolet Lumina and Monte Carlo, the Buick Regal, the Chrysler Cirrus/Stratus, and the Ford Explorer.

      The convertible top systems decrease resulted from reduced production of the Ford Mustang convertible.

      The above factors resulted in the Company's average sales content per vehicle built in North America of approximately $55 for the first quarter of 1995 compared to an average of approximately $53 for the fiscal 1994 year and $55 for the preceding fiscal quarter.

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      Gross Margin: For the first quarter of 1995, gross margin was 18.8%, down from 21.6% in the comparable period in 1994. The decline is attributable primarily to reduced margins in automotive seat fabric, which resulted primarily from manufacturing inefficiencies and from commission weaving costs incurred due to capacity constraints for certain fabrics, and reduced convertible top system sales, which carry a higher margin than the segment's
      average.   The Company  has terminated  commission weaving  in
      the middle of the second quarter of 1995. During the current quarter, the segment experienced increases in certain raw material prices which were offset by the Company's reengineering efforts. The Company expects to continue to incur raw material price increases during the remainder of fiscal 1995.

      Selling, General and Administrative Expenses: Automotive Products' selling, general and administrative expenses increased 14.8% in the first quarter of 1995 over the comparable 1994
      period.   The increase is primarily  due to the allocation of
      previously unallocated corporate expenses and costs incurred in divisional reorganizations.

      Interior Furnishings

                                                          Quarter Ended

                                                April 29, 1995      April 30, 1994
                                              Amount     Percent   Amount    Percent

                                                       (amounts in thousands)
      Net sales                              $  91,196    100.0% $ 107,129   100.0%
      Cost of goods sold                        63,341     69.5     75,249    70.2
      Gross margin                              27,855     30.5     31,880    29.8
      Selling, general & administrative
       expenses                                 16,659     18.2     18,206    17.0

      Operating income                       $  11,196     12.3% $  13,674    12.8%

      Net Sales: Interior Furnishings' net sales decreased 14.9% to $91.2 million in the first quarter of 1994, down $15.9 million compared to the first quarter of 1994. The Decorative Fabrics group experienced a net sales decline of 19.8% and the Floorcoverings group experienced a net sales increase of 3.2% during the first quarter of fiscal 1995 as compared to the
      first  quarter of the prior year.   Decorative Fabrics' sales
      decline was principally in the group's Mastercraft division, which makes flatwoven upholstery fabrics. In addition, 1994 results included the Warner and Greeff product lines, which were sold in
      the fourth quarter  of 1994.   The Company believes  that lower
      sales at Mastercraft may reflect both competition from lower priced goods and a shift in consumer tastes from traditional
      jacquard fabrics  to leather and textured fabrics.   The Company
      expects these factors, together with softness in the furniture business, to continue to impact Mastercraft sales. Velvet sales were also down due to the Company's redeployment of manufacturing capacity to make automotive seat fabric. The increase in Floorcoverings' sales reflects an increase in the volume of shipments to the healthcare industry and to the export markets.

                    COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      Gross Margin: For the first quarter of 1995, gross margin was 30.5%, up from 29.8% in the comparable period. The increase reflects improvements in manufacturing efficiencies in the Decorative Fabrics group resulting from the Mastercraft loom modernization and cost improvement programs.

      Selling, General and Administrative Expenses: Interior Furnishings' selling, general and administrative expenses decreased $1.5 million or 8.5% in the first quarter of 1995 from the first quarter of 1994. Of the decrease in selling, general and administrative expenses, $2.2 million relates primarily to the Warner and Greeff product lines which were sold in the fourth quarter of 1994, partially offset by the allocation to Interior Furnishings of previously unallocated corporate expenses.

      Wallcoverings

                                                          Quarter Ended

                                                April 29, 1995      April 30, 1994
                                               Amount    Percent   Amount    Percent

                                                       (amounts in thousands)
      Net sales                              $  57,239    100.0% $  60,326   100.0%
      Cost of goods sold                        37,124     64.9     39,401    65.3
      Gross margin                              20,115     35.1     20,925    34.7
      Selling, general & administrative
       expenses                                 15,602     27.2     15,788    26.2

      Operating income                       $   4,513      7.9% $   5,137     8.5%

      Net Sales: Wallcoverings'  net sales for the first quarter of 1995
      decreased 5.1% from the comparable  prior  year  period.   The
      decrease reflects lower shipments to converter businesses and planned reductions in sales to independent distributors, partially offset by increased sales to independent retailers ("dealers").

      Gross Margin: For the first quarter of 1995, gross margin of 35.1% was up from 34.7% in the comparable prior year period. The improvement in gross margin as a percent of net sales resulted from a shift to dealer sales from lower margin converter and independent distributor sales.

      Selling,  General  and  Administrative   Expenses:  Wallcoverings'
      selling, general and administrative expenses decreased 1.2% to $15.6 million in the first quarter of 1995, down $.2 million over the first quarter of 1994. The decrease in selling, general and administrative expenses is attributable primarily to a reduction in the number of sample books, which resulted in lower selling costs, partially offset by increased allocations to Wallcoverings of previously unallocated corporate expenses. The reduction in sample books over the comparable prior year period reflects a relatively high number of sample books in the prior year as the segment was reestablishing its shelf space with the dealers.

                   COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      Company As A Whole

      Net Sales: Net sales increased .4% to $392.1 million in the first quarter of 1995, up $1.7 million over the first quarter of 1994. The overall net sales increases reflect continued sales increases in the Company's Automotive Products segment offset by sales decreases in the Interior Furnishings and Wallcoverings segments as discussed above.

      Gross Margin: Gross margin decreased to $93.7 million or 23.9% of sales in the first quarter of 1995, down from $101.0 million or 25.9% of sales in the first quarter of 1994. The first quarter decrease in gross margin as a percent of sales results primarily from manufacturing inefficiencies in automotive fabrics, commission weaving costs incurred due to capacity constraints for certain automotive fabrics and reduced convertible top system sales in the Automotive Products segment, partially offset by efficiencies in the Interior Furnishings segment and a somewhat improved sales mix in the Wallcoverings segment. To a lesser extent, the decline in gross margin is attributable to raw material price increases. The Company expects the impact of raw material price increases to grow in the remainder of fiscal 1995, although the Company believes that the impact can be somewhat reduced by price increases to customers, reengineering efforts and continued reductions in the cost of non-conformance.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased in the first quarter of 1995 to $46.9 million and were $8.5 million lower than the comparable
      period in 1994.   The improvement is primarily attributable to a
      reduction of advisory fees, which were paid in the first quarter of 1994, and to the sale of the Warner and Greeff product lines in the fourth quarter of 1994.

      Interest Expense: Interest expense, net of interest income, decreased $17.6 million to $11.5 million in the first quarter
      of 1995 from  $29.1 million in  the first quarter  of 1994.   The
      overall decrease in interest expense was due to the Recapitalization which reduced the Company's overall outstanding indebtedness and its borrowing rates.

      Loss on the Sale of Receivables: Since the Recapitalization, the Company has sold on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $2.7 million was incurred in the first quarter of 1995. No sales of receivables occurred in the comparable period of 1994. See Note D to Condensed Consolidated Financial Report.

      Income Taxes: In the quarter ended April 29, 1995, the provision for income taxes was $3.7 million compared with $2.6 million for the comparable 1994 period. In the first quarter of 1995 income tax expense consisted of foreign, state, franchise and federal alternative minimum taxes. In the comparable 1994 period the Company did not incur any federal alternative minimum taxes.

      Net Income: The combined effect of the foregoing resulted in net income of $28.9 million in the first quarter of 1995 compared to net income of $12.8 million for the comparable period of 1994.


      Pro  Forma Results:   As  previously  discussed, in  July 1994,
      the Company completed a Recapitalization designed to reduce its total indebtedness, significantly lower interest expense, improve operating and financial flexibility and provide liquidity for operations and
                                 I-12

                    COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      other general corporate purposes. Had the Recapitalization occurred at the beginning of fiscal 1994, the pro forma income and earnings per common share from continuing operations for the first quarter of fiscal 1994 would have been $32.9 million and $.46, respectively (assuming 72.2 million fully diluted shares).

      The pro forma results do not purport to represent what the Company's results of operations would actually have been if the Recapitalization had occurred as of the beginning of fiscal 1994, or to project the Company's results of operations at any future date or for any future period.


      LIQUIDITY AND CAPITAL RESOURCES

            The Company and its subsidiaries had cash and cash equivalents totalling $13.7 million and $3.3 million at April 29, 1995 and January 28, 1995, respectively. The increase in the Company's cash balance is primarily due to the Receivables Facility, which the Company entered into on March 31, 1995, whereby collections of receivables are temporarily held until the determination of availability. The Receivables Facility is further discussed below.

      As part of the Recapitalization, in July 1994 the Company's C&A Products subsidiary entered into new credit facilities.
      The new credit facilities consist of (i) the Term Loan Facilities, comprised of term loans in an aggregate principal amount of $475 million (including a $45 million Canadian loan) and having a term of eight years, which were drawn in full on the closing date, (ii) the Revolving Facility, having an aggregate principal amount of up to $150 million and a term of seven years and (iii) the Bridge Receivables Facility, which was terminated and replaced with the Receivables Facility (the Term Loan Facilities and Revolving Facility, together, the "Facilities"). The Facilities contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization including the non cash write-off of goodwill) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities. In addition, C&A Products is prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to pay taxes, ordinary expenses, permitted dividends on the common stock and the price for permitted repurchases of shares or options and to make permitted investments in finance, foreign or acquired subsidiaries. The Company does not believe such prohibition will have a material adverse impact on the Company because all the Company's operations are conducted, and all the Company's debt obligations are issued, by C&A Products and its subsidiaries.

            On March 31, 1995, C&A Products repaid and terminated the Bridge Receivables Facility and entered, through the Trust formed by its wholly-owned, bankruptcy remote subsidiary, Carcorp, the Receivables Facility comprised of (i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and having a term of five years and (ii) variable funding certificates, which represent revolving commitments, of up to an aggregate of $75 million and having a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade
      receivables generated  by C&A Products  and the Sellers.   The
      certificates represent the right to receive payments generated by the receivables held by the Trust.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

            Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at April 29, 1995 approximately $31.5 million was available under the variable funding certificates, of which approximately $30.0 million was utilized.

            The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the
      Sellers.   Collections on receivables are  required to remain in
      the Trust if at any time the Trust does not contain sufficient eligible receivables to support the outstanding certificates. The Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $25 million net worth) and on the Sellers (including limitations on liens on receivables, on modifications of the terms of receivables, and on changes in credit and collection practices) customary for facilities of this
      type.   The commitments under the Receivables Facility will
      terminate prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and, in the case of the variable funding certificates, failure of the receivables to satisfy certain performance criteria.

            The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At April 29, 1995, the Company had $27.4 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval.

            The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Revolving Facility and the sale of receivables under
      the Receivables Facility.   Net  cash provided by  the operating
      activities of the Company's continuing operations was $31.5 million for the quarter ended April 29, 1995. The Company had a total of $47.9 million of borrowing availability under its credit arrangements as of April 29, 1995. The total was comprised of $39.4 million under the Revolving Facility, $1.5 million under the Receivables Facility and approximately $7.0 million under a bank demand line of credit in Canada.

            In connection with the Company's announced stock repurchase program the Company and its lenders entered into an amendment to the Facilities effective May 30, 1995 which permits the
      Company currently  to spend  up to  $12  million annually  to
      repurchase  its shares.    The Company  believes it  has
      sufficient liquidity under its existing credit arrangements to effect the repurchase program.

            The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At April 29, 1995, the Company had total outstanding indebtedness of $582.0 million (excluding approximately $25.6 million of outstanding letters of credit) at
      an  average interest rate  of 7.9% per annum.   Of the  total
      outstanding indebtedness, $560 million relates to the Term Loan Facilities and the Revolving Facility.

                   COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

            Indebtedness under the Facilities bears interest at a per annum rate equal to the Company's choice of (i) Chemical Bank's Alternate Base Rate (which is the highest of Chemical's announced prime rate, the Federal Funds Rate plus .5% and Chemical's base certificate of deposit rate plus 1%) ("ABR") plus the ABR Margin per annum or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus the LIBOR Margin. Pursuant to the terms of the Facilities, the "ABR Margin" is currently .50% and the "LIBOR Margin" is currently 1.50%. The weighted average rate of interest on the Facilities at April 29, 1995 was 7.9%. The weighted average interest rate on the sold interests under the Receivables Facility at April 29, 1995 was
      6.6%.   Under the  Receivables Facility,  the term  certificates
      bear interest at an average rate equal to one-month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a
      prime rate.   Cash interest paid  during the quarters ended  April
      29, 1995 and April 30, 1994 was $11.0 million and $8.5 million, respectively.

            Due to the variable interest rates under the Facilities and the Receivables Facility, the Company is
      sensitive to  increases in interest rates.   Accordingly, during
      September 1994, the Company entered into a program to reduce its exposure to increases in interest rates through the use of interest rate cap and corridor agreements. Under these agreements, the Company has limited its exposure through October 17, 1995 on $300 million of notional principal amount at an average LIBOR strike price of 6.92% and on $250 million of notional principal amount from October 17, 1995 through October
      17, 1996 at an average LIBOR strike price  of 7.50%.   Based upon
      amounts outstanding at April 29, 1995, a .5% increase in LIBOR (6.1% at April 29, 1995) would impact interest costs by approximately $2.8 million annually on the Facilities and $.7 million annually on the Receivables Facility.

            The current maturities of long-term debt primarily consist
      of the current portion of the  Term  Loan  Facilities,   vendor
      financing,  industrial  revenue  bonds   and  other miscellaneous
      debt. Repayments of indebtedness under the Term Loan Facilities commence in the third fiscal quarter of 1995. The maturities of long-term debt of the Company during the remainder of fiscal 1995 and for 1996, 1997, 1998 and 1999 are $17.0 million, $41.5 million, $61.5 million,  $77.2 million and $83.7 million,
      respectively.   In addition, the Term Loan  Facilities provide for
      mandatory prepayments with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale-leaseback transactions and net cash proceeds of certain issuances of debt obligations.

            The Company makes  capital expenditures on  a recurring
      basis  for replacements  and improvements.   As  of April  29,
      1995,  the Company  had approximately  $46.0 million  in
      outstanding capital expenditure commitments.   The Company
      currently anticipates  that its capital expenditures  in 1995 will
      aggregate  approximately $75 million.   The Company may make
      additional capital expenditures in 1995 of approximately $35 million (and enter into related sale-leaseback arrangements) or it may obtain the equipment through existing and new operating
      leases.   In 1994,  the Company's  gross  capital expenditures
      were $84.4 million.    The Company  in  1994 entered  into
      related sale leaseback arrangements for proceeds to the Company of $30.4 million. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

            The Company is sensitive to price movements in its raw material supply base. During the first quarter of 1995, price trends for many materials continued to increase. The Company anticipates that announced price increases in its primary raw materials could increase the cost of purchased materials by approximately $20 to $25 million on an annualized basis.
      While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its reengineering efforts and by continued reductions in the cost of nonconformance.

            During 1994, the Company began construction of two facilities in Mexico to supply automotive products to Mexican subsidiaries of U.S. based automobile manufacturers, one of which is currently operational. The Company believes that, based on the nature of its Mexican operations, fluctuations in the Mexican peso will not have a material impact on the Company's operations.

            The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management anticipates that the net cash requirements of its discontinued operations will be
      approximately  $30.0 million in 1995.   The  increase  from  the
      Company's previous estimate is primarily due to the anticipated settlement of the Preferred Stock Redemption Litigation discussed in "Part II - Other Information, Item 1 - Legal Proceedings". However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could
      differ  materially  from management's  estimates.    Management
      believes that the Company's needs relating to discontinued operations can be adequately funded in 1995 and into 1996 by net cash provided by operating activities from continuing operations and by borrowings under existing bank credit facilities.

      Tax Matters

            At January 28, 1995, the Company had outstanding NOLs (net operating loss carryforwards) of approximately $391 million
      for Federal income tax purposes.   These NOLs expire over the
      period from 1996 to 2009. The Company also has unused Federal tax credits of approximately $17.8 million, $10.7 million of which
      expire during 1995 to 2003.   The Company  estimates that it will
      generate tax deductions of approximately $65.0 million in connection with the ultimate disposition of assets and liabilities of its discontinued businesses during the period 1995 to 1997, which were previously accrued for financial reporting purposes. The Company anticipates that utilization of these NOLs, tax credits and deductions will result in minimal Federal income taxes until these NOLs and tax credits are exhausted.

            The Company's Federal income tax returns for fiscal 1988 through 1991 are currently under examination by the IRS. The IRS has outstanding challenges to approximately $136 million of
      the  Company's NOLs and  other deductions.   The Company disputes
      the proposed adjustments. If the IRS were to maintain its position and such position were to be upheld

            COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      in litigation, the Company would lose a material amount of the NOLs and other deductions otherwise available to the Company in future years.

            Approximately $134.0 million of the Company's NOLs and $10.7 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Because of the merger of Group and C&A Products, such NOLs and credits may be used against the income and apportioned tax liability of C&A Products, which the Company believes will have sufficient taxable income and apportioned tax liability to fully use such NOLs and to use a substantial portion of such tax credits. The Recapitalization did not constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. However, future sales of Common Stock by the Company or the principal shareholders, or changes in the composition of the principal shareholders, could constitute such a "change in control". Management cannot predict whether such a "change in control" will occur. If such a "change of control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

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

            The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation
      or remediation  at certain  sites.    In  estimating  the total
      cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are
      found to be  responsible under the applicable laws.   It is
      difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Concluded)

      complexity  of environmental laws  and regulations  and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in
      accordance with generally accepted accounting principles.   As of
      April 29, 1995, excluding sites  at which  the  Company's
      participation  is  anticipated   to  be  de  minimis  or
      otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 13 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 12 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of April 29, 1995, the Company's estimate of its liability for these 25 sites is approximately $29.7 million. As of April 29, 1995, the Company has established reserves of approximately $31.3 million for the estimated future costs related to all its known environmental sites.

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

            For  additional  information  regarding   the  foregoing,
      see  "Part  II   -  Other Information, Item 1 - Legal Proceedings"
      elsewhere herein.

                             PART II - OTHER INFORMATION


      Item 1.   Legal Proceedings.

            There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995, except as described below.

        Preferred  Stock Redemption  Litigation.   On May  1, 1995
      plaintiffs and C&A Products agreed to the principal terms of a settlement whereby plaintiffs would release all claims relating to the litigation against Group and the individual
      Group-related defendants in exchange for payment  by C&A  Products
      of  $4.25 million.   The settlement  is subject  to approval of
      the court. On May 12, 1995, C&A Products paid $4.25 million into an escrow account with the court pursuant to the terms of the settlement. The settlement is covered by established accruals.

      Item 5.   Other Information

            On April 6,  1995, J. Michael Stepp was appointed Executive
      Vice President and Chief Financial  Officer of the Company.   On
      June 2, 1995, Bruce Wasserstein resigned from the Board of Directors of the Company and George L. Majoros, Jr., who is affiliated with WP Partners, and Warren B. Rudman, the former U.S. Senator from New Hampshire, joined the Board of Directors.


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

      Exhibit
      Number                                  Description

       4.1    -   Restated Certificate  of Incorporation  of  Collins  &
                  Aikman  Corporation  is hereby  incorporated  by
                  reference  to  Exhibit  4.1  of  Collins  &   Aikman
                  Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

       4.2    -   By-laws of Collins  & Aikman Corporation, as amended,
                  are  hereby incorporated by reference to Exhibit  4.2
                  of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

       4.3    -   Specimen  Stock Certificate  for the  Common Stock  is
                  hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings
                  Corporation's Registration  Statement on Form S-2
                  (Registration No. 33-53179) filed June 21, 1994.

      Exhibit
      Number                       Description

       4.4    -   Credit Agreement dated as  of June 22, 1994 between
                  Collins &  Aikman Products Co. (formerly  Collins &
                  Aikman  Corporation) as Borrower, WCA  Canada Inc. as
                  Canadian Borrower, the Company as Guarantor, the lenders named therein, Continental Bank, N.A., and NationsBank, N.A. as Managing Agents, and Chemical
                  Bank as Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman
                  Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

       4.5    -   First Amendment dated as of January 30, 1995 to the
                  Credit Agreement dated  as of June 22, 1994 among
                  Collins & Aikman Products Co., WCA Canada Inc.,
                  Collins & Aikman Corporation, the financial institutions party thereto and Chemical Bank, as administrative agent is hereby incorporated by reference to Exhibit 4.4 of Collins & Aikman
                  Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

       4.6    -   Second Amendment dated as of May 22, 1995 to the
                  Credit Agreement dated as of June 22, 1994, as amended, among Collins & Aikman Products Co., WCA
                  Canada Inc., Collins & Aikman Corporation, the financial institutions party thereto and Chemical
                  Bank, as Administrative Agent.

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

      10.1    -   Amended and  Restated Stockholders Agreement dated  as
                  of June 29,  1994 among the  Company, Collins &
                  Aikman Group, Inc., Blackstone  Capital Partners L.P.
                  and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

      10.2    -   Employment Agreement dated  as of July 18, 1990
                  between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to
                  Exhibit 10.3 of Wickes  Companies, Inc.'s  Report on
                  Form 10-K for the fiscal year ended January 26, 1991.

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

      Exhibit
      Number                   Description

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

      10.13   -   1993 Employee Stock Option Plan as amended.

      10.14   -   1994 Employee Stock Option Plan as amended.

      10.15   -   1994  Directors Stock  Option  Plan  is hereby
                  incorporated by reference to Exhibit 10.15 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

      10.16   -   Acquisition Agreement dated as of November 22, 1993 as
                  amended and restated as of January 28, 1994, among Collins & Aikman Group, Inc., Kayser-Roth
                  Corporation and Legwear Acquisition Corporation is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Holdings Corporation's Current
                  Report on Form 8-K dated February 10, 1994.

      10.17   -   Warrant Agreement dated as of January 28, 1994 by and
                  between Collins & Aikman Group,  Inc. and  Legwear
                  Acquisition Corporation is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman
                  Holdings Corporation's Report on Form 10-K for the fiscal year ended January 29, 1994.

      Exhibit
      Number                      Description

      10.18   -   Amended and  Restated Receivables  Sale Agreement
                  dated  as of  March 30, 1995 among Collins  & Aikman
                  Products  Co., Ack-Ti-Lining, Inc.,  WCA Canada  Inc.,
                  Imperial Wallcoverings, Inc., The Akro Corporation,
                  Dura Convertible Systems, Inc., each of the other subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Carcorp, Inc. is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

      10.19   -   Servicing Agreement, dated  as of March 30, 1995,
                  among Carcorp, Inc., Collins & Aikman Products Co., as
                  Master Servicer, each of the subsidiaries of Collins &
                  Aikman Products Co. from time to time parties thereto and Chemical Bank, asTrustee is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman
                  Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

      10.20   -   Pooling Agreement, dated as of March 30, 1995, among
                  Carcorp, Inc., Collins & Aikman Products  Co., as
                  Master  Servicer and  Chemical Bank,  as Trustee  is
                  hereby  incorporated  by  reference to  Exhibit  10.20
                  of  Collins  &  Aikman Corporation's Report on Form
                  10-K for the fiscal year ended January 28, 1995.

      10.21   -   Series 1995-1 Supplement, dated  as of  March 30,
                  1995,  among Carcorp,  Inc.,Collins  &  Aikman
                  Products  Co.,  as Master  Servicer and  Chemical
                  Bank, as Trustee is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman Corporation's
                  Report on Form 10-K for the fiscal year ended January
                  28, 1995.

      10.22   -   Series 1995-2  Supplement, dated as of  March 30,
                  1995, among Carcorp,  Inc., Collins  & Aikman
                  Products Co.,  as Master  Servicer, the  Initial
                  Purchasers parties thereto, Societe Generale, as Agent for the Purchasers, and Chemical Bank, as Trustee is hereby incorporated by reference to
                  Exhibit  10.22 of Collins & Aikman Corporation's
                  Report on Form  10-K for the fiscal year ended January
                  28, 1995.

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

      10.24   -   Employment Agreement  dated as  of  April 6,  1995
                  between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference toExhibit 10.24 of Collins & Aikman Corporation's
                  Report on Form  10-K for the fiscal year ended January
                  28, 1995.

      10.25   -   Excess Benefit Plan of Collins  & Aikman Corporation
                  is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation's Report on Form
                  10-K for the fiscal year ended January 28, 1995.

      11.     -   Computation of Earnings Per Share.

      27.     -   Financial Data Schedule.

      99.     -   Voting Agreement  between  Blackstone Capital Partners
                  L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings
                  Corporation's  RegistrationStatement on Form S-2
                  (Registration No. 33-53179) filed June 27, 1994.

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

                                               COLLINS & AIKMAN CORPORATION
                                               (Registrant)



      Dated:  June 13, 1995           By:  /s/ J. MICHAEL STEPP
                                            J. Michael Stepp
                                            Chief Financial Officer and
                                            Executive Vice President
                                            (On behalf of the Registrant and as
                                            Principal Financial Officer)



                                      By:  /s/ ANTHONY HARDWICK
                                           Anthony Hardwick
                                           Vice President and Controller
                                           (Principal Accounting Officer)