Form 10-Q
period 1995-07-29
COLLINS & AIKMAN CORP
filed 1995-09-12
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                                         Washington D.C. 20549

                                               FORM 10-Q

                          X  Quarterly Report Pursuant to Section 13 or 15(d)
                                of the Securities Exchange Act of 1934

                                  For the quarter ended July 29, 1995

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
                                       Telephone (704) 547-8500





            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

            As of September 8, 1995, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 69,817,178 shares.

                                      PART  I  -  FINANCIAL INFORMATION



          Item 1.  Financial Statements.


                                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)
                                  (in thousands, except for per share data)


                                                       Quarter Ended          Six Months Ended
                                                    July 29,   July 30,    July 29,    July 30,
                                                     1995        1994       1995         1994
    Net sales . . . . . . . . . . . . . . . . . .  $ 352,847  $ 359,749   $ 744,976   $ 750,195

    Cost of goods sold  . . . . . . . . . . . . .    271,670    272,392     570,101     561,884
    Selling, general and administrative
      expenses  . . . . . . . . . . . . . . . . .     49,091     47,671      96,000     103,063
                                                     320,761    320,063     666,101     664,947

    Operating income  . . . . . . . . . . . . . .     32,086     39,686      78,875      85,248

    Interest expense, net . . . . . . . . . . . .     12,163     25,554      23,704      54,615
    Loss on sale of receivables . . . . . . . . .      1,943      2,710       4,637       2,710
    Dividends on preferred stock of subsidiary  .       -         1,129        -          2,258
    Income from continuing operations before
      income taxes  . . . . . . . . . . . . . . .     17,980     10,293      50,534      25,665
    Income taxes  . . . . . . . . . . . . . . . .      2,535      2,970       6,188       5,588

    Income from continuing operations before
      extraordinary loss  . . . . . . . . . . . .     15,445      7,323      44,346      20,077
    Extraordinary loss, net of income taxes   . .       -      (106,528)       -       (106,528)
    Net income (loss) . . . . . . . . . . . . . .  $  15,445  $ (99,205)  $  44,346   $ (86,451)

    Dividends and accretion on preferred stock  .       -        (7,322)       -        (14,408)
    Excess of redemption cost over book value of
      preferred stock   . . . . . . . . . . . . .       -       (82,022)       -        (82,022)
    Income (loss) applicable to common
      stockholders  . . . . . . . . . . . . . . .  $  15,445  $(188,549)  $  44,346   $(182,881)
    Net income (loss) per primary and fully
      diluted common share:
         Continuing operations  . . . . . . . . .  $     .22  $   (2.17)  $     .62   $   (2.26)
         Extraordinary item   . . . . . . . . . .       -         (2.82)       -          (3.15)

         Net income (loss)  . . . . . . . . . . .  $     .22  $   (4.99)  $     .62   $   (5.41)
    Average common shares outstanding:
      Primary   . . . . . . . . . . . . . . . . .     71,529     37,813      71,639      33,821

      Fully diluted   . . . . . . . . . . . . . .     71,686     37,813      71,717      33,821

    See accompanying notes.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                              (in thousands)



                                                                   (Unaudited)
                                                                     July 29,     January 28,
                                                                       1995           1995
                        ASSETS
      Current Assets:
        Cash and cash equivalents   . . . . . . . . . . . . . . .  $   15,350     $    3,317
        Accounts and notes receivable, net  . . . . . . . . . . .      77,384         92,082
        Inventories   . . . . . . . . . . . . . . . . . . . . . .     204,059        196,096
        Other   . . . . . . . . . . . . . . . . . . . . . . . . .      30,040         38,184

          Total current assets  . . . . . . . . . . . . . . . . .     326,833        329,679

      Property, plant and equipment, at cost less accumulated
        depreciation and amortization of $294,096 and $269,808  .     287,263        287,559
      Other assets  . . . . . . . . . . . . . . . . . . . . . . .      64,010         63,833

                                                                   $  678,106     $  681,071

              LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
      Current Liabilities:
        Notes payable   . . . . . . . . . . . . . . . . . . . . .  $      938     $    1,723
        Current maturities of long-term debt  . . . . . . . . . .      32,722         18,114
        Accounts payable  . . . . . . . . . . . . . . . . . . . .      76,468         97,726
        Accrued expenses  . . . . . . . . . . . . . . . . . . . .     111,975        144,566

          Total current liabilities   . . . . . . . . . . . . . .     222,103        262,129

      Long-term debt  . . . . . . . . . . . . . . . . . . . . . .     550,034        547,963
      Deferred income taxes . . . . . . . . . . . . . . . . . . .       1,447          1,377
      Other, including postretirement benefit obligation  . . . .     280,462        282,224
      Commitments and contingencies . . . . . . . . . . . . . . .

      Common stock (150,000 shares authorized, 70,521 shares issued and outstanding at January 28, 1995 and 70,052
        shares issued and outstanding at July 29, 1995)   . . . .         705            705
      Other paid-in capital . . . . . . . . . . . . . . . . . . .     585,898        586,281
      Accumulated deficit . . . . . . . . . . . . . . . . . . . .    (932,236)      (976,549)
      Foreign currency translation adjustments  . . . . . . . . .     (17,203)       (13,655)
      Pension equity adjustment . . . . . . . . . . . . . . . . .      (9,404)        (9,404)
      Treasury stock, at cost (469 shares)  . . . . . . . . . . .      (3,700)          -

          Total common stockholders' deficit  . . . . . . . . . .    (375,940)      (412,622)

                                                                   $  678,106     $  681,071


        See accompanying notes.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                            (in thousands)


                                                         Quarter Ended         Six Months Ended
                                                     July 29,   July 30,    July 29,    July 30,
                                                       1995       1994        1995        1994
    OPERATING ACTIVITIES
    Income from continuing operations . . . . . .   $  15,445  $   7,323   $  44,346   $  20,077
    Adjustments to derive cash flow from
      continuing operating activities:
        Depreciation and leasehold amortization        11,810     12,105      23,528      23,232
        Amortization of other assets and
          liabilities   . . . . . . . . . . . . .       3,325      2,046       6,256       4,380
        Decrease in accounts and notes receivable      24,526     25,269      42,698      12,929
        Increase in inventories   . . . . . . . .      (4,354)    (5,930)     (7,963)    (19,577)
        Increase (decrease) in accounts payable           416     (5,557)    (21,258)    (12,960)
        Increase (decrease) in interest and
          dividends payable   . . . . . . . . . .           3    (31,790)        733     (18,003)
        Other, net  . . . . . . . . . . . . . . .      (7,731)   (17,342)    (12,955)     (5,971)

          Net cash provided by (used in)
            continuing operating activities   . .      43,440    (13,876)     75,385       4,107

    Cash used in discontinued operations  . . . .     (11,526)    (6,617)    (18,846)    (15,157)

    INVESTING ACTIVITIES
    Additions to property, plant and equipment  .     (20,704)   (18,845)    (42,166)    (34,131)
    Sales of property, plant and equipment  . . .          42         60         316          71
    Proceeds from sale-leaseback arrangement  . .      17,645       -         17,645        -
    Net proceeds from disposition of discontinued
      operations  . . . . . . . . . . . . . . . .        -        (3,678)       -         67,767
    Other, net  . . . . . . . . . . . . . . . . .      (2,187)    (2,749)     (4,437)        (69)

          Net cash provided by (used in)
            investing activities  . . . . . . . .      (5,204)   (25,212)    (28,642)     33,638

    FINANCING ACTIVITIES
    Issuance of common stock  . . . . . . . . . .        -       232,436        -        232,436
    Issuance of long-term debt  . . . . . . . . .       3,639    669,841       4,356     670,878
    Proceeds from (reduction of) participating
      interests in accounts receivable, net of
      redemptions   . . . . . . . . . . . . . . .     (23,000)   125,000     (28,000)    125,000
    Redemption of preferred stock . . . . . . . .        -      (219,110)       -       (219,110)
    Repayment and defeasance of long-term debt  .        (968)  (875,091)     (2,831)   (880,426)
    Net borrowings (repayments) on revolving
      credit facilities   . . . . . . . . . . . .        -       (11,750)     15,000     (16,750)
    Net repayments on notes payable. . . . . . .       (1,012)    (1,299)       (785)     (2,120)
    Purchase of treasury stock  . . . . . . . . .      (3,776)      -         (3,776)       -
    Proceeds from exercise of stock options . . .          43       -             43        -
    Other, net  . . . . . . . . . . . . . . . . .          (5)       125         129        (140)

          Net cash used in financing activities       (25,079)   (79,848)    (15,864)    (90,232)

    Net increase (decrease) in cash and cash
      equivalents   . . . . . . . . . . . . . . .       1,631   (125,553)     12,033     (67,644)
    Cash and cash equivalents at beginning of
      period  . . . . . . . . . . . . . . . . . .      13,719    139,282       3,317      81,373

    Cash and cash equivalents at end of period  .   $  15,350  $  13,729   $  15,350   $  13,729


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

            Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP
      Partners")  and  their respective  affiliates.    As  a result  of
      the Recapitalization, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 76% of the outstanding Common Stock.

            The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

      B.    Basis of Presentation:

            The  condensed consolidated financial statements include the
      accounts of the Company and  its  subsidiaries.    In  the
      opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the statement of cash flows for the quarter ended July 30, 1994 to conform to the fiscal 1995 presentation.

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

                          COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                       (Unaudited)


      Amortization of these agreements amounted to $.1 million and $.3 million during the quarter and six months ended July 29, 1995.

      D.    Sale-Leaseback Transaction:

            During the quarter ended July 29, 1995, the Company sold and leased back for a term of eight years equipment utilized in its Automotive Products and Interior Furnishings segments pursuant to its master equipment lease agreement. The aggregate net book values of the equipment totaling $17.6 million have been removed from the balance sheet and the gain realized on the sale has been deferred and is being recognized as an adjustment to rent expense over the lease term. The Company's rental payments on the leased equipment commence in September 1995 and amount to $2.3 million annually until March 1999 when they increase to $2.9 million annually.

      E.    Receivables Facility:

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

            Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor,
      delinquency and excessive concentration).   Based on these
      criteria, at July 29, 1995 approximately $7.0 million was available under the variable funding certificates, all of which was utilized.

            The term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum. The variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

            As of July 29, 1995, the Trust's receivables pool was $175.9 million net of allowances for doubtful accounts. As of July 29, 1995, the holders of term certificates and variable funding certificates collectively possessed a $117 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date. As of July 29, 1995, Carcorp owned a subordinated interest in the receivables pool.

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                         (Unaudited)


      F.    Inventories:

            Inventory balances are summarized as follows (in thousands):

                                                      July 29,     January 28,
                                                       1995            1995
      Raw materials . . . . . . . . . . . . . . . .$   78,807     $   81,669
      Work in process . . . . . . . . . . . . . . .    28,924         24,149
      Finished goods  . . . . . . . . . . . . . . .    96,328         90,278

                                                   $  204,059     $  196,096

      G.    Interest Expense, Net:

            Interest expense for the quarters ended July 29, 1995 and July 30, 1994 is net of interest income of $.8 million and $2.6
      million, respectively.   Interest expense for the six months ended
      July 29, 1995 and July 30, 1994 is net of interest income of $1.7 million and $4.9 million, respectively.

      H.    Related Party Transactions:

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

            During the first quarter of 1994, the Company incurred expenses of $2.5 million for services performed by affiliates of Blackstone Partners and WP Partners in connection with a comprehensive review of the Company's liabilities associated with discontinued operations, including surplus real estate, postretirement and workers compensation liabilities. The Company also incurred during the first quarter of 1994 expenses of $2.75 million for services performed by affiliates of WP Partners and $3.25 million for services performed by affiliates of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as other advisory services; these fees are included in "selling, general and administrative expenses" for the six month period ended July 30, 1994.

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

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                     (Unaudited)


      I.    Information About Segments of the Company's Operations:

            Information about the Company's segments for the second quarter and first six months of fiscal 1995 and 1994 follows (in thousands):


      Quarter Ended                   Net          Gross         Operating           Capital
      July 29, 1995                  Sales         Margin         Income          Expenditures
      Automotive Products . . .   $  204,794    $    35,062    $    19,166        $    13,991
      Interior Furnishings  . .       97,068         29,912         12,779              4,781
      Wallcoverings . . . . . .       50,985         16,203            141              1,613
                                     352,847         81,177         32,086             20,385
      Corporate items . . . . .         -              -              -                   319
                                  $  352,847    $    81,177    $    32,086        $    20,704


      Quarter Ended                   Net          Gross         Operating           Capital
      July 30, 1994                  Sales         Margin      Income (Loss)      Expenditures
      Automotive Products . . .   $  206,873    $    40,911    $    27,739        $   12,076
      Interior Furnishings  . .      102,769         31,690         14,463             5,053
      Wallcoverings . . . . . .       50,107         14,756            867             1,607
                                     359,749         87,357         43,069            18,736
      Corporate items . . . . .         -              -            (3,383)              109

                                  $  359,749    $    87,357    $    39,686        $   18,845


      Six Months Ended                Net          Gross         Operating           Capital
      July 29, 1995                  Sales         Margin         Income          Expenditures
      Automotive Products . . .   $  448,488    $    80,790    $    50,246        $    29,302
      Interior Furnishings  . .      188,264         57,767         23,975              9,406
      Wallcoverings . . . . . .      108,224         36,318          4,654              2,820
                                     744,976        174,875         78,875             41,528
      Corporate items . . . . .         -              -              -                   638
                                  $  744,976    $   174,875    $    78,875        $    42,166



      Six Months Ended                Net          Gross         Operating           Capital
      July 30, 1994                  Sales         Margin      Income (Loss)      Expenditures
      Automotive Products . . .   $  429,864    $    89,060    $    63,129        $    23,310
      Interior Furnishings  . .      209,898         63,570         28,137              7,626
      Wallcoverings . . . . . .      110,433         35,681          6,004              2,893
                                     750,195        188,311         97,270             33,829
      Corporate items . . . . .         -              -           (12,022)  (a)          302
                                  $  750,195    $   188,311    $    85,248        $    34,131

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

      K.    Common Stockholders' Deficit:

            Activity in common stockholders' deficit was as follows (in thousands):



                                                                             Foreign
                                                Other                        Currency        Pension
                                      Common   Paid-in     Accumulated      Translation       Equity        Treasury
                                       Stock   Capital       Deficit        Adjustments     Adjustment       Stock       Total

         Balance at
           January 28, 1995  . . . . .$  705   $586,281     $(976,549)       $  (13,655)     $  (9,404)      $  -       $(412,622)

         Compensation expense
           adjustment  . . . . . . . .  -         (383)         -                 -              -              -            (383)
         Purchase of Treasury
           Stock (480 shares)  . . . .  -         -             -                 -              -           (3,776)       (3,776)
         Exercise of stock
           options (11 shares)   . . .  -         -              (33)             -              -               76            43
         Net income  . . . . . . . . .  -         -           44,346              -              -              -          44,346
         Foreign currency
           translation
           adjustments   . . . . . . .  -         -             -               (3,548)          -              -          (3,548)

         Balance at
           July 29, 1995   . . . . . .$  705  $585,898     $(932,236)       $  (17,203)     $  (9,404)      $(3,700)    $(375,940)


      L.    Earnings Per Share:

            Earnings (loss) per common share is based on the weighted average number of shares of Common Stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the
      proceeds, including applicable compensation expense.   In
      connection with the merger of Holdings II into the Company, the 35,035,000 shares of Common Stock of the Company outstanding prior to the Recapitalization were canceled and approximately 28,164,000 shares of Common Stock were issued in exchange for the common stock of Holdings II. All historical amounts and earnings (loss) per share computations have been adjusted to reflect the merger. For the quarter and six months ended July 30, 1994, net income has been adjusted by dividends and accretion requirements on preferred stock and the excess of redemption cost over book value of preferred stock to compute the loss applicable to common stockholders.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      INITIAL PUBLIC OFFERING AND RECAPITALIZATION

            During  July  1994,  the  Company  completed  an  initial
      public  offering   and  a Recapitalization.  In connection with
      the Recapitalization, Holdings II, formerly the sole common stockholder of the Company, was merged into the Company and the Company changed its name to Collins & Aikman Corporation. Concurrently, Group was merged into its wholly- owned subsidiary, Collins & Aikman Corporation, which changed its name to Collins & Aikman Products Co.

      GENERAL

            The Company's continuing business segments consist of Automotive Products, which supplies interior trim products to the North American automotive industry; Interior Furnishings, which manufactures residential upholstery and commercial floorcoverings for sale in the United States and for export; and Wallcoverings, which produces residential and commercial wallpaper for sale in North America. The Company's net sales in the second quarter of fiscal 1995 were $352.8 million, with approximately $204.8 million (58.0%) in Automotive Products, $97.0 million (27.5%) in Interior Furnishings, and $51.0 million (14.5%) in Wallcoverings. All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

            The industries in which the Company competes are cyclical. Automotive Products is influenced by the level of North American vehicle production. Interior Furnishings is primarily
      influenced   by  the  level   of  residential,  institutional
      and  commercial construction and renovation.   Wallcoverings is
      influenced also by levels of construction and renovation and by trends in home remodeling.


      RESULTS OF OPERATIONS

      Discussion of results of each of the Company's operating segments follows:

      Automotive Products

                                                          Quarter Ended
                                                 July 29, 1995      July 30, 1994

                                              Amount     Percent  Amount    Percent
                                                          (in thousands)
      Net sales                              $204,794    100.0%  $206,873   100.0%
      Cost of goods sold                      169,732     82.9    165,962    80.2
      Gross margin                             35,062     17.1     40,911    19.8
      Selling, general & administrative
       expenses                                15,896      7.7     13,172     6.4
      Operating income                       $ 19,166      9.4%  $ 27,739    13.4%

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)



                                                        Six Months Ended
                                                 July 29, 1995      July 30, 1994

                                              Amount     Percent  Amount    Percent
                                                          (in thousands)
      Net sales                              $448,488    100.0%  $429,864   100.0%
      Cost of goods sold                      367,698     82.0    340,804    79.3
      Gross margin                             80,790     18.0     89,060    20.7
      Selling, general & administrative
       expenses                                30,544      6.8     25,931     6.0

      Operating income                       $ 50,246     11.2%  $ 63,129    14.7%


      Net Sales: Automotive Products' net sales  decreased 1% to approximately $204.8 million in the second quarter  of 1995,  down
      $2.1  million from the  comparable 1994  quarter.   The decrease
      is primarily attributable to a  3% decline in the overall North
      American vehicle build in the second quarter of 1995 compared  to the second quarter of 1994.  The  Company currently expects  the
      North American  vehicle  build to  be  slightly below  last  year.
      Automotive  seat fabric  net  sales  decreased  4.3%  and a decline  in  the  convertible automotive build resulted in a 17%
      decrease in convertible top system sales for the second quarter of
      1995 compared to the prior year period.  These  decreases were partially offset by  a 7.6% increase in sales  of molded floor carpet and  increased shipments of accessory floor mats and luggage compartment trim.

      For the first six  months of 1995, Automotive Products'  net sales of $448.5  million were $18.6 million higher than  the comparable
      period in 1994.   Automotive Products' net sales changes are
      attributable primarily to increased  shipments of four of  the segment's five high volume products:  automotive seat fabric, molded floor  carpets, accessory floor mats and  luggage
      compartment  trim.   These  increased  shipments  were  partially
      offset  by decreased  shipments  of the  fifth high  volume
      product,  convertible  top systems.   The Company's average sales
      content per vehicle built in North America was $54 for the quarter and six months ended July 29, 1995 compared to an average of $53 for the fiscal 1994 year.


      The automotive seat fabric increase for the six months was due primarily to increased production of the Company's jacquard velvets product line currently utilized in such high volume models as the General Motors C/K Truck Line. Additional product placements, which contributed to the overall increase in bodycloth volume, were the Chevrolet Cavalier, Lumina and Suburban, the Ford Contour/Mystique, the Chrysler
      Cirrus/Stratus,  the Jeep Grand Cherokee, the Toyota Avalon and
      Camry, and the GEO Prism.


      The molded floor carpet increase was due to a 9% increase in unit shipments for the six month period principally related to increased production of high volume models, including the Chevrolet Lumina and Monte Carlo, the Cutlass Supreme, the
      Chrysler Cirrus/Stratus and T-300, and the Ford Explorer.

      The convertible top systems decrease for the quarter and six month period resulted from reduced production of the Ford Mustang convertible and the Chrysler LeBaron convertible. Chrysler is expected to begin production of the JX replacement for the LeBaron in the latter part of the Company's third quarter.




                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2.   Management's  Discussion  and Analysis  of  Financial
                Condition  and  Results of Operations. (Continued)

      Gross Margin: Automotive  Products' gross margin as a percentage of net sales decreased to 17.1% in the second quarter of 1995
      from 19.8% in the prior year period.   The decline is attributable
      primarily  to reduced margins in automotive seat fabric.  The reduced margins in  automotive seat fabric resulted  primarily from manufacturing  inefficiencies and from commission weaving costs incurred due to  capacity constraints for certain  fabrics.
      The Company terminated  commission weaving during the  second quarter of  1995.  Additionally, the gross margin  percentage was impacted  by reduced convertible  top system sales  which carry higher margins than  the segment's average  and to a  lesser
      extent by  certain raw material  price increases.   The  impact of
      raw material  price increases was  reduced by reengineering and cost improvement efforts.

      For the first six months of 1995 Automotive Products' gross margin as a percentage of net sales decreased 2.7% from the comparable period in 1994 due to the manufacturing inefficiencies in automotive seat fabric and lower convertible top system sales discussed above. The manufacturing inefficiencies incurred during the first quarter and a portion of the second quarter resulted from the startup of fabric lines previously produced under the Company's commission weaving program as well as certain fabric lines reengineered according to customer specifications.

      Selling, General  and Administrative Expenses:  Automotive
      Products' selling,  general and administrative expenses  increased
      20.7% and  17.8% in  the second quarter  and first  six months  of
      1995, respectively,  over  the comparable  1994  periods.   The
      increases are primarily due  to the  allocation of previously unallocated corporate expenses  and costs incurred in divisional reorganizations.

      Interior Furnishings



                                                          Quarter Ended
                                                 July 29, 1995      July 30, 1994

                                              Amount     Percent  Amount    Percent
                                                          (in thousands)

      Net sales                              $ 97,068    100.0%  $102,769   100.0%
      Cost of goods sold                       67,156     69.2     71,079    69.2
      Gross margin                             29,912     30.8     31,690    30.8
      Selling, general & administrative
       expenses                                17,133     17.6     17,227    16.8
      Operating income                       $ 12,779     13.2%  $ 14,463    14.0%


                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


                                                        Six Months Ended
                                                 July 29, 1995      July 30, 1994

                                              Amount     Percent  Amount    Percent
                                                          (in thousands)
      Net sales                              $188,264    100.0%  $209,898   100.0%
      Cost of goods sold                      130,497     69.3    146,328    69.7
      Gross margin                             57,767     30.7     63,570    30.3
      Selling, general & administrative
       expenses                                33,792     18.0     35,433    16.9
      Operating income                       $ 23,975     12.7%  $ 28,137    13.4%

      Net Sales: Interior Furnishings' net sales for the second quarter and six month period were $97.1 million and $188.3 million compared with $102.8 million and $209.9 million, respectively, in the prior year periods.

      The Decorative Fabrics group net sales for the second quarter and six month period were $60.4 million and $127.9 million, down $11.9 million and $28.6 million, respectively, from the comparable
      prior  year  periods.   Decorative  Fabrics' net  sales  decline
      resulted primarily from a softer retail market for flatwoven upholstery fabrics, increased competition on lower priced goods and reduced market share in furniture velvets due to the Company's redeployment of manufacturing capacity to automotive fabrics to meet customer product demands during the second half of 1994. The Company believes that the lower sales at the Decorative Fabrics group's Mastercraft division may reflect a shift in consumer
      tastes.   Additionally, the  1994 results  included the Warner
      and Greeff product lines, which contributed net sales of $2.8 million and $7.0 million, respectively, in the second quarter and six months ended July 30, 1994. The Warner and Greeff product lines were sold in the fourth quarter of 1994.

      The Floorcoverings group net sales for the second quarter and six months were $36.7 million and $60.4 million, up $6.2 million and $7.0 million, respectively, from the comparable
      prior year periods.   The Floorcoverings  group net sales
      increase is largely attributable to a 16% increase in unit shipments, primarily in six foot roll sales to the educational, healthcare, retail and export customers.

      Gross Margin: Interior Furnishings' gross margin of 30.8% of sales remained flat for the second quarter of 1995 as compared to the prior year period. Lower absorption of overhead costs in the Decorative Fabrics group, due to lower sales volumes, were offset by an increase in unit shipments in the Floorcoverings group, whose products carry higher margins than the segment's average.

      For the first six months of 1995 gross margin as a percentage of sales increased .4% as compared to the prior year period. The increase reflects improvements from increased unit shipments in the higher margin Floorcoverings group and manufacturing efficiencies from the Mastercraft loom modernization and cost improvement programs. These improvements were partially offset by lower overhead absorption in the Decorative Fabrics group as a result of lower sales volumes and raw material price increases.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      Selling, General and Administrative Expenses: Interior Furnishings' selling, general and administrative expenses decreased $.1 million or .1% in the second quarter and $1.6 million or 5% in the first six months of 1995 from the comparable 1994 periods. Decreases of $1.0 million and $3.2 million for the second quarter and first six months of 1994, respectively, related primarily to the Warner and Greeff product lines, which
      were sold in the  fourth quarter of 1994.   These decreases were
      partially offset  by the allocation to Interior  Furnishings  of
      previously  unallocated corporate  expenses.   Additionally, the
      second quarter decrease was also partially offset by an increase of $.6 million in selling, styling and development expenses in the Floorcoverings group as a result of its increased sales.

      Wallcoverings

                                                          Quarter Ended
                                                 July 29, 1995      July 30, 1994
                                              Amount     Percent  Amount    Percent
                                                          (in thousands)
      Net sales                              $50,985     100.0%  $ 50,107   100.0%
      Cost of goods sold                      34,782      68.2     35,351    70.6
      Gross margin                            16,203      31.8     14,756    29.4
      Selling, general & administrative
       expenses                               16,062      31.5     13,889    27.7
      Operating income                       $   141        .3%  $    867     1.7%


                                                        Six Months Ended

                                                 July 29, 1995      July 30, 1994
                                              Amount     Percent  Amount    Percent
                                                          (in thousands)

      Net sales                              $108,224    100.0%  $110,433   100.0%
      Cost of goods sold                       71,906     66.4     74,752    67.7
      Gross margin                             36,318     33.6     35,681    32.3
      Selling, general & administrative
       expenses                                31,664     29.3     29,677    26.9
      Operating income                       $  4,654      4.3%  $  6,004     5.4%

      Net Sales: Wallcoverings' net sales for the second quarter and six month period were $51.0 million and $108.2 million compared with $50.1 million and $110.4 million, respectively, in the prior
      year  periods.   The  change  from the  prior  year periods
      reflects lower shipments to converter businesses and planned reductions in sales to independent distributors, partially offset by increased sales to independent retailers ("dealers") and chain stores.

      Gross Margin: For the second quarter and first six months of 1995, gross margin as a percentage of net sales increased 2.4% and 1.3%, respectively, over the comparable prior year periods. The improvement in gross margin as a percentage of net sales resulted from a shift to dealer sales from lower margin converter and independent distributor sales combined with price increases on certain product lines offset partially by an increase in raw material prices.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      Selling,  General  and  Administrative  Expenses:  Wallcoverings'
      selling,  general   and administrative expenses increased $2.2
      million and $2.0 million in the  second quarter and first six
      months  of 1995, respectively, over  the prior year periods.   The
      increases are attributable primarily to increased promotional costs and allocations to Wallcoverings of previously unallocated corporate expenses, partially offset by a reduction in the number of sample books produced in 1995. The reduction in sample books over the comparable prior year period reflects a relatively high number of sample books in the prior year as the segment was reestablishing its shelf space with dealers.


      Company As A Whole

      Net Sales: Net sales decreased 1.9% to $352.8 million in the second quarter of 1995, down $6.9 million over the second quarter of 1994. For the first six months of 1995, net sales of $745.0 million were $5.2 million lower than the comparable period in 1994. The net sales declines are primarily due to a lower overall North American automotive build than in 1994, a significant reduction in convertible automotive build and softer retail environments in the residential furniture fabrics and wallpaper lines.

      Gross Margin: Gross margin decreased to $81.2 million or 23.0% of sales in the second quarter of 1995, down from $87.4 million or 24.3% of sales in the second quarter of 1994. For the first six months of 1995 gross margin as a percentage of sales decreased to $174.9 million or 23.5% of sales from $188.3 million or 25.1%
      sales in  1994.   The overall decrease in  gross margin as a
      percentage of sales resulted primarily from manufacturing inefficiencies in automotive seat fabrics, commission weaving costs incurred due to capacity constraints for certain automotive fabrics and reduced convertible top system sales in the Automotive Products segment, partially offset by efficiencies in the Interior Furnishings segment and a somewhat improved product mix in the Wallcoverings segment. To a lesser extent, the decline in gross margin is attributable to raw material price increases in all three segments which have been partially offset by price increases to customers, reengineering efforts and continued reductions in the cost of nonconformance. The Company expects additional raw material price increases in the remainder of fiscal 1995 and believes the impact can be somewhat reduced by its reengineering and cost improvement efforts.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses increased in the second quarter of 1995 to $49.1 million and were $1.4 million higher than the comparable
      period in 1994.   For the second quarter of 1995, the  increase in
      selling, general  and administrative  expenses  resulted from  an
      increase of  approximately  $1.8 million   at  Wallcoverings  due
      to  increased  promotional  costs  and  an  increase  of
      approximately $.6 million in selling, styling and development costs at Floorcoverings which were offset by the savings from the sale of the Warner and Greeff product lines in the fourth quarter of 1994 and  the reduction in the  number of sample  books
      produced in 1995  at  Wallcoverings.   For  the  first  six
      months  of  1995,  selling,  general  and administrative  expenses
      decreased 6.9%  to $96.0 million.   The improvement  is primarily
      attributable to a reduction of advisory fees, which were paid in the first quarter of 1994, and to the sale of the Warner and Greeff product lines.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      Interest Expense: Interest expense, net of interest income, decreased $13.4 million to $12.2 million in the second quarter
      of 1995 from  $25.6 million in the second  quarter of 1994.    For
      the first six months of 1995, interest expense, net of interest income, decreased to $23.7 million from $54.6 million. The overall decrease in interest expense was due to the Recapitalization, which reduced the Company's overall outstanding indebtedness and its borrowing rates.

      Loss on the Sale of Receivables: Beginning with the Recapitalization in July 1994, the Company has sold on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.9 million was incurred in the second quarter of 1995 compared to a loss of $2.7 million in the second quarter of 1994. For the first six months of 1995, the loss was $4.6 million compared to $2.7 million in 1994. Of the $2.7 million loss recorded in the second quarter of 1994, $1.3 million related to one time fees and expenses related to the Bridge Receivables Facility. See Note E to Condensed Consolidated Financial Report.

      Income Taxes: In the second quarter and six months ended July 29, 1995, the provision for income taxes was $2.5 million and
      $6.2 million  compared with  $3.0  million and  $5.6 million,
      respectively, in the  prior year periods.   In the second  quarter
      and first six months of 1995 income tax expense consisted of foreign, state, franchise and federal alternative minimum taxes. In the comparable 1994 periods the Company did not incur any federal alternative minimum taxes.

      Extraordinary Loss on the Extinguishment of Debt: On July 13, 1994, the Company as part of the Recapitalization recognized a loss on the extinguishment of debt of $106.5 million. The second quarter 1994 loss consisted of $9.6 million of premiums paid to redeem indebtedness and $96.9 million of unamortized discounts, deferred financing charges and defeasance costs.

      Net Income: The combined effect of the foregoing resulted in net income of $15.4 million in the second quarter of 1995 compared to a net loss of $99.2 million in the second quarter of 1994 and net income of $44.3 million for the first six months of 1995 compared to a net loss of $86.5 million in the first six months of 1994.

      Pro  Forma  Results: As  previously  discussed,  in July  1994,
      the  Company completed  a Recapitalization.   Had the
      Recapitalization occurred at the beginning of fiscal 1994, the pro forma income and earnings per common share from continuing operations for the second quarter and the first six months of 1994 would have been $25.6 million and $.35 and $58.5 million and $.81, respectively (assuming 72.2 million fully diluted shares).

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

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

      LIQUIDITY AND CAPITAL RESOURCES

            The Company and its subsidiaries had cash and cash equivalents totalling $15.4 million and $3.3 million at July
      29, 1995  and January  28, 1995,  respectively.   The increase in
      the Company's cash balance is primarily due to the Receivables Facility, which the Company entered into on March 31, 1995, whereby collections of receivables are temporarily held until the determination of availability. The Receivables Facility is further discussed below.

            As part of the Recapitalization, in July 1994 the Company's C&A Products subsidiary entered into new credit facilities. The new credit facilities consist of (i) the Term Loan Facilities, comprised of term loans in an aggregate principal amount of $475 million (including a $45 million Canadian loan) and having a term of eight years, which were drawn in full on the closing date,
      (ii) the Revolving Facility, having an aggregate principal amount of up to $150 million and a term of seven years and (iii) the Bridge Receivables Facility, which was terminated and replaced with the Receivables Facility (the Term Loan Facilities and Revolving Facility, together, the "Facilities"). The Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities. In addition, C&A Products is prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to pay taxes, ordinary expenses, permitted dividends on the Common Stock and the price for permitted repurchases of shares or options and to make permitted investments in finance, foreign or acquired subsidiaries. The Company does not believe such prohibition will have a material adverse impact on the Company because all the Company's operations are conducted, and all the Company's debt obligations are issued, by C&A Products and its subsidiaries.

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

            Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at July 29, 1995 approximately $7.0 million was available under the variable funding certificates, all of which was utilized.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

            The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the Sellers. Collections on receivables are required to remain in the Trust if at any time the Trust does not contain sufficient eligible receivables to support the outstanding certificates.
      At  July 29,  1995,  $3.6  million was  retained  in  the  Trust
      as  cash collateral.    The Receivables  Facility contains
      certain other restrictions on Carcorp (including maintenance of $25 million net worth) and on the Sellers (including limitations on liens on receivables, on modifications of the terms of receivables, and on changes in credit and collection practices) customary for facilities of this type. The commitments under the Receivables Facility will terminate prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and, in the case of the variable funding certificates, failure of the receivables to satisfy certain performance criteria.

            The Company has a master equipment lease agreement with a financial institution for a maximum of $50 million of machinery
      and equipment.   During the quarter ended  July 29, 1995, the
      Company sold and leased back $17.6 million of machinery and equipment utilized in the Automotive Products and Interior Furnishings segments. The financial institution at its option may and has sold portions of the leased equipment to other
      financial institutions.   Any  sales  by  the  financial
      institution  create  additional  potential availability under the
      master  equipment lease agreement.   At July 29, 1995,  the
      Company had $14.7 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval.

            The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Revolving Facility and the sale of receivables under the Receivables Facility. Net cash provided by the operating activities of the Company's continuing operations was $43.4 million and $75.4 million for the quarter and six months ended July 29, 1995. The Company had a total of $47.8 million of borrowing availability under its credit arrangements as of July 29, 1995. The total was comprised of $37.8 million under the Revolving Facility and approximately $10.0 million under a bank demand line of credit in Canada. The Company's principal uses of funds from these sources in the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At July 29, 1995, the Company had total outstanding indebtedness of $583.7 million
      (excluding approximately $27.2 million of outstanding letters of credit) at an average interest rate of 7.5% per annum. Of the total outstanding indebtedness, $560 million relates to the Facilities.

            In connection with the Company's announced stock repurchase program, the Company and its lenders entered into an amendment to the Facilities effective May 30, 1995 that permits the Company currently to spend up to $12 million annually to
      repurchase  its shares.    The Company  believes it  has
      sufficient  liquidity  under its  existing credit arrangements to
      effect the  repurchase program.   For the  second quarter  and
      first six months of 1995, the Company has spent an aggregate of $3.8 million to repurchase its shares.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

            Indebtedness under the  Facilities bears interest at a  per annum rate equal  to the Company's  choice of  (i) Chemical
      Bank's Alternate Base Rate (which is the highest of Chemical's announced prime rate, the Federal Funds Rate plus .5% and Chemical's base certificate of deposit rate plus 1%) plus a margin ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Pursuant to the terms of the Facilities, the Alternative Base Rate margin is currently .75% and the LIBOR
      margin is currently 1.75%.   The weighted average rate of interest
      on the Facilities at July 29, 1995 was 7.5%. The weighted average interest rate on the sold interests under the Receivables Facility
      at July 29, 1995 was 6.3%.   Under the Receivables Facility, the
      term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. Cash interest paid during the quarters ended July 29, 1995 and July 30, 1994 was $12.3 million and $50.9 million ($16 million of which was paid in connection
      with  the Recapitalization), respectively.   Cash interest paid
      during the first six months of 1995 and 1994 aggregated approximately $23.2 million and $59.4 million, respectively.

            Due to the variable interest rates under the Facilities and the Receivables Facility, the Company is
      sensitive  to increases  in interest  rates.   Accordingly, the
      Company has entered into a program to reduce its exposure to increases in interest rates through the use of interest rate cap and corridor agreements. Under these agreements, the Company has limited its exposure through October 17, 1995 on $300 million of notional principal amount at an average LIBOR strike price of 6.92% and on $250 million of notional principal amount from October 17, 1995 through October 17, 1996 at an average LIBOR strike price of 7.50%. Based upon amounts outstanding at July 29, 1995, a .5% increase in LIBOR (5.8% at July 29, 1995) would impact interest costs by approximately $2.8 million annually on the Facilities and $.6 million annually on the Receivables Facility.

            The current maturities of long-term debt primarily consist
      of the current portion of the  Term  Loan  Facilities,   vendor
      financing,  industrial  revenue  bonds   and  other miscellaneous
      debt.   Repayments of indebtedness  under the Term  Loan
      Facilities commence  in the third fiscal  quarter of  1995.   The
      maturities of long-term debt of the Company during the remainder of fiscal 1995 and for 1996, 1997, 1998 and 1999 are $17.5 million, $41.4 million, $61.5 million, $77.2 million and $83.6 million, respectively. In addition, the Term Loan Facilities provide for mandatory prepayments with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale-leaseback transactions and net cash proceeds of certain issuances of debt obligations.

            The Company makes  capital expenditures on  a recurring
      basis for replacements  and improvements.   As  of July  29, 1995,
      the  Company had  approximately $60.9  million  in outstanding
      capital expenditure commitments.   The Company currently
      anticipates  that its capital expenditures  in 1995 will aggregate
      approximately $75 million.   The Company may make additional
      capital expenditures in 1995 of approximately $35 million (and enter into related sale-leaseback arrangements) or it may obtain the equipment through existing and new operating leases. On August 15, 1995, the Company announced the purchase of a 250,000
      square-foot  warehouse in  Knoxville, Tennessee.   The  Company's
      capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

            The Company is sensitive to price movements in its raw material supply base. During the second quarter of 1995, price
      trends for many  materials continued to increase.   The Company
      anticipates that announced price increases in its primary raw materials could increase the cost of purchased materials by approximately $20 to $25 million on an annualized basis. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its reengineering efforts and by continued reductions in the cost of nonconformance.

            The Company currently has two facilities in Mexico to supply automotive products to Mexican subsidiaries of U.S. based automobile manufacturers, one of which is currently operational. The Company believes that, based on the nature of its Mexican operations, fluctuations in the Mexican peso will not have a material impact on the Company's operations.

            The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be
      approximately $35.0 million in 1995.   The increase from prior
      estimates is primarily due to the anticipated settlement of the Preferred Stock Redemption Litigation previously disclosed by the Company and changes in the timing of lease terminations and the settlement of other liabilities. However, because the requirements of the Company's discontinued operations are largely  a  function  of contingencies,  it  is  possible that the  actual  net cash requirements of  the  Company's
      discontinued  operations  could  differ  materially  from
      management's  estimates.   Management  believes  that  the
      Company's needs relating to discontinued operations can be adequately funded in 1995 and into 1996 by net cash provided by operating activities from continuing operations and by borrowings under existing bank credit facilities.

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


            The Company previously reported that its Federal income tax returns for the period 1988 through 1991 were under examination by the IRS and that the IRS had proposed adjustments that could have resulted in the loss of a material amount of the net operating losses otherwise available to the
      Company in future years.   On August 23, 1995,  the IRS informed
      the Company that the IRS intends to withdraw substantially all of the proposed adjustments.

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

            Approximately $134.0 million of the Company's NOLs and $10.7 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Because of the merger of Group and C&A Products, such NOLs and credits may be used against the income and apportioned tax liability of C&A Products, which the Company believes will have sufficient taxable income and apportioned tax liability to fully use such NOLs and to use
      a  substantial portion  of  such  tax  credits.   The
      Recapitalization did not constitute a "change in control" that would result in annual limitations on the Company's use of its
      NOLs and unused  tax credits.   However, future sales of Common
      Stock by the Company or its principal shareholders, or changes in the composition of the principal shareholders, could constitute such a "change in control". Management cannot predict whether such a "change in control" will occur. If such a "change of control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

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

                             COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Concluded)

      liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting
      principles.   As of July  29, 1995, excluding sites at which  the
      Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 13 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 12 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of July 29, 1995, the Company's estimate of its liability for these 25 sites is approximately $29.4 million. As of July 29, 1995, the Company has established reserves of approximately $31.0 million for the estimated future costs related to all its known environmental sites.

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

            For   additional  information  regarding  the  foregoing,
      see "Part II - Other Information, Item 1 - Legal Proceedings" elsewhere herein.

                                      PART II - OTHER INFORMATION


      Item 1.   Legal Proceedings.

            There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1995 and in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

      Item 4.   Submission of Matters to a Vote of Security Holders

            (a), (c)    On June 29,  1995, the Company held its  Annual
      Meeting of Stockholders. At such meeting, stockholders voted upon the following matters: (1) the election of three directors to hold office until the 1998 Annual Meeting of Stockholders; and (2) the approval and ratification of the 1994 Directors Stock Option Plan (the "Directors Plan"). The results of the voting were as follows:

            1.  Election of Directors


               Nominee                    For            Withheld       Broker Nonvotes

          Thomas E. Hannah            66,635,745         136,602                0

          Stephen A. Schwarzman       66,636,995         135,352                0

          George L. Majoros, Jr.      66,637,395         134,952                0

            2.  Approval and ratification of Directors Plan


                 For             Against          Abstain        Broker Nonvotes

             66,246,990          495,897           29,460                0

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

      Exhibit
      Number                                  Description

       3.1    -   Restated  Certificate  of Incorporation  of Collins  &
                  Aikman  Corporation is hereby  incorporated  by
                  reference  to  Exhibit  4.1  of  Collins  &   Aikman
                  Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

       3.2    -   By-laws of Collins  & Aikman Corporation, as amended,
                  are hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation's Report on Form
                  10-Q for the fiscal quarter ended July 30, 1994.

       4.1    -   Specimen  Stock Certificate  for the  Common Stock  is
                  hereby incorporated by reference to Exhibit 4.3 of Amendment No.3 to Collins & Aikman Holdings
                  Corporation's Registration  Statement on Form S-2
                  (Registration No. 33-53179) filed June 21, 1994.

       4.2    -   Credit Agreement dated as  of June 22, 1994 between
                  Collins &  Aikman Products Co. (formerly  Collins &
                  Aikman Corporation)  as Borrower, WCA  Canada Inc. as
                  Canadian  Borrower,  the  Company  as  Guarantor, the
                  Lenders  named therein, Continental Bank, N.A., and
                  NationsBank, N.A. as Managing Agents, and Chemical
                  Bank as Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman
                  Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

       4.3    -   First Amendment dated  as of January 30, 1995 to the
                  Credit Agreement dated as of June 22, 1994 among
                  Collins & Aikman Products Co., WCA Canada Inc.,
                  Collins & Aikman Corporation, the financial institutions party thereto and Chemical Bank, as administrative agent is hereby incorporated by reference to Exhibit 4.4 of Collins & Aikman
                  Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

       4.4    -   Second Amendment dated as of May 22, 1995  to the
                  Credit Agreement dated as of June 22, 1994, as amended, among Collins & Aikman Products Co., WCA
                  Canada Inc., Collins & Aikman Corporation, the financial institutions party thereto and Chemical
                  Bank, as administrative agent is hereby incorporated by reference to Exhibit 4.6 of Collins & Aikman
                  Corporation's Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

       4.5    -   Third Amendment dated as of August  24, 1995 to the
                  Credit Agreement dated as of June 22, 1994, as amended, among Collins & Aikman Products Co., WCA
                  Canada Inc., Collins & Aikman Corporation, the financial institutions party thereto and Chemical
                  Bank, as administrative agent.

      Exhibit
      Number                                  Description

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

      10.1    -   Collins & Aikman Products Co. 1995 Executive Incentive
                  Compensation Plan.

      10.2    -   Amendment  No.1, dated  September 5,  1995, among
                  Carcorp, Inc.,  as Company, Collins  & Aikman
                  Products  Co., as  Master Servicer,  and Chemical
                  Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master
                  Servicer and the Trustee.

      11.     -   Computation of Earnings Per Share.

      27.     -   Financial Data Schedule.

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

                                        COLLINS & AIKMAN CORPORATION
                                               (Registrant)



      Dated:  September 12, 1995     By:  /s/ J. MICHAEL STEPP
                                           J. Michael Stepp
                                           Chief Financial Officer and
                                           Executive Vice President
                                           (On behalf of the Registrant and as
                                            Principal Financial Officer)



                                     By:  /s/ ANTHONY HARDWICK
                                          Anthony Hardwick
                                          Vice President and Controller
                                          (Principal Accounting Officer)