Form 10-Q
period 1995-10-28
COLLINS & AIKMAN CORP
filed 1995-12-08
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the quarter ended October 28, 1995

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

As of December 5, 1995, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 69,416 shares.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except for per share data)


                                                                             Quarter Ended                Nine Months Ended
                                                                     October 28,      October 29,      October 28,      October 29,
                                                                         1995             1994             1995              1994
                                                                     -----------      -----------      -----------       ----------


Net sales.........................................................   $  380,855       $  403,722       $1,125,831        $1,153,917
                                                                     -----------      -----------      -----------       ----------

Cost of goods sold................................................      293,512          310,746          863,613           872,630
Selling, general and administrative
    expenses......................................................       49,773           46,391          145,773           149,454
                                                                     -----------      -----------      -----------       ----------

                                                                        343,285          357,137        1,009,386         1,022,084
                                                                     -----------      -----------      -----------       ----------

Operating income..................................................       37,570           46,585          116,445           131,833

Interest expense, net.............................................       12,049           10,178           35,753            64,793
Loss on sale of receivables.......................................        2,281            2,466            6,918             5,176
Dividends on preferred stock of subsidiary........................         -                -                -                2,258
                                                                     -----------      -----------      -----------       ----------

Income from continuing operations before
    income taxes..................................................       23,240           33,941           73,774            59,606
Income taxes......................................................        2,600            2,975            8,788             8,563
                                                                     -----------      -----------      -----------       ----------

Income from continuing operations before
    extraordinary loss............................................       20,640           30,966           64,986            51,043
Extraordinary loss, net of income taxes ..........................         -                -                -             (106,528)
                                                                     -----------      -----------      -----------       -----------

Net income (loss).................................................   $   20,640       $   30,966       $   64,986        $  (55,485)
                                                                     ===========      ===========      ===========       ===========

Dividends and accretion on preferred stock........................         -                -                -              (14,408)
Excess of redemption cost over book value of
    preferred stock...............................................         -                -                -              (82,022)
                                                                     -----------      -----------      -----------       -----------
Income (loss) applicable to common
    stockholders..................................................   $   20,640       $   30,966       $   64,986        $ (151,915)
                                                                     ===========      ===========      ===========       ===========

Net income (loss) per primary and fully diluted common share:
        Continuing operations.....................................   $      .29       $      .43       $      .91        $     (.97)
        Extraordinary item........................................         -                -                -                (2.29)
                                                                     -----------      -----------      -----------       -----------

        Net income (loss).........................................   $      .29       $      .43       $      .91        $    (3.26)
                                                                     ===========      ===========      ===========       ===========

Average common shares outstanding:
    Primary.......................................................       71,125           72,109           71,467            46,577
                                                                     ===========      ===========      ===========       ===========

    Fully diluted.................................................       71,125           72,109           71,520            46,577
                                                                     ===========      ===========      ===========       ===========



See accompanying notes.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                          (Unaudited)
                                                                                          October 28,           January 28,
                                                                                              1995                  1995
                                                                                          -----------           ----------
                                        ASSETS
Current Assets:
    Cash and cash equivalents..........................................................   $    4,588            $    3,317
    Accounts and notes receivable, net.................................................      111,140                92,082
    Inventories........................................................................      201,885               196,096
    Other..............................................................................       23,142                38,184
                                                                                          -----------           ----------

       Total current assets............................................................      340,755               329,679

Property, plant and equipment, at cost less accumulated
    depreciation and amortization of $292,084 and $269,808.............................      302,083               287,559
Other assets...........................................................................       62,621                63,833
                                                                                          -----------           ----------

                                                                                          $  705,459            $  681,071
                                                                                          ===========           ==========

                     LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

Current Liabilities:
    Notes payable......................................................................   $      168            $    1,723
    Current maturities of long-term debt...............................................       43,188                18,114
    Accounts payable...................................................................       78,925                97,726
    Accrued expenses...................................................................      114,989               144,566
                                                                                          -----------           ----------

       Total current liabilities.......................................................      237,270               262,129

Long-term debt.........................................................................      550,275               547,963
Deferred income taxes..................................................................        1,457                 1,377
Other, including postretirement benefit obligation.....................................      272,957               282,224
Commitments and contingencies..........................................................

Common stock (150,000 shares authorized, 70,521 shares issued and outstanding at
    January 28, 1995 and 70,521 shares issued and 69,658 shares  outstanding  at
    October 28, 1995)..................................................................          705                   705
Other paid-in capital..................................................................      585,653               586,281
Accumulated deficit....................................................................     (911,596)             (976,549)
Foreign currency translation adjustments...............................................      (14,768)              (13,655)
Pension equity adjustment..............................................................       (9,404)               (9,404)
Treasury stock, at cost (863 shares)...................................................       (7,090)                 -
                                                                                          -----------           -----------

       Total common stockholders' deficit..............................................     (356,500)             (412,622)
                                                                                          -----------           -----------

                                                                                          $  705,459            $  681,071
                                                                                          ===========           ===========


See accompanying notes.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                            Quarter Ended                    Nine Months Ended
                                                                     October 28,      October 29,      October 28,      October 29,
                                                                        1995             1994             1995              1994
                                                                     -----------      -----------      -----------      ------------
OPERATING ACTIVITIES
Income from continuing operations.................................   $   20,640       $   30,966       $   64,986        $   51,043
Adjustments to derive cash flow from
  continuing operating activities:
     Gain on sale of property, plant and
        equipment.................................................       (1,005)            -              (1,005)             -
     Depreciation and leasehold amortization......................       10,171           11,713           33,699            34,945
     Amortization of other assets and
        liabilities...............................................        3,242              449            9,498             4,829
     Increase in accounts and notes receivable....................      (53,756)         (44,292)         (11,058)          (31,363)
     (Increase) decrease in inventories...........................        2,174            4,656           (5,789)          (14,921)
     Increase (decrease) in accounts payable......................        2,457           13,081          (18,801)              121
     Increase (decrease) in interest and
        dividends payable.........................................       (3,465)           3,045           (2,732)          (14,958)
     Other, net...................................................        6,911            1,964           (6,044)           (4,007)
                                                                     -----------      -----------      -----------       -----------

        Net cash provided by (used in)
           continuing operating activities                              (12,631)          21,582           62,754            25,689
                                                                     -----------      ----------       -----------       ----------

Cash used in discontinued operations..............................       (1,536)          (8,930)         (20,382)          (24,087)
                                                                     -----------      -----------      -----------       -----------

INVESTING ACTIVITIES
Additions to property, plant and equipment........................      (30,361)         (21,402)         (72,527)          (55,533)
Sales of property, plant and equipment............................        1,500              119            1,816               190
Proceeds from sale-leaseback arrangements.........................        7,769           22,557           25,414            22,557
Net proceeds from disposition of discontinued
  operations......................................................         -              (6,041)            -               61,726
Other, net........................................................       (1,984)          (3,418)          (6,421)           (3,487)
                                                                     -----------      -----------      -----------       -----------

        Net cash provided by (used in)
           investing activities...................................      (23,076)          (8,185)         (51,718)           25,453
                                                                     -----------      -----------      -----------       -----------

FINANCING ACTIVITIES
Issuance of common stock..........................................         -                -                -              232,436
Issuance of long-term debt........................................        6,664              841           11,020           671,719
Proceeds from (reduction of) participating
  interests in accounts receivable, net of
  redemptions.....................................................       20,000           25,000           (8,000)          150,000
Redemption of preferred stock.....................................         -                -                -             (219,110)
Repayment and defeasance of long-term debt........................       (8,525)          (1,737)         (11,356)         (882,163)
Net borrowings (repayments) on revolving
  credit facilities...............................................       12,558          (40,000)          27,558           (56,750)
Net borrowings (repayments) on notes payable......................         (770)              49           (1,555)           (2,071)
Purchases of treasury stock.......................................       (3,513)            -              (7,289)             -
Proceeds from exercise of stock options...........................           70             -                 113              -
Other, net........................................................           (3)             395              126               255
                                                                     -----------      -----------      -----------       -----------

        Net cash provided by (used in)
           financing activities...................................       26,481          (15,452)          10,617          (105,684)
                                                                     -----------      -----------      -----------       -----------

Net increase (decrease) in cash and cash
  equivalents.....................................................      (10,762)         (10,985)           1,271           (78,629)
Cash and cash equivalents at beginning of
  period..........................................................       15,350           13,729            3,317            81,373
                                                                     -----------      -----------      -----------       -----------

Cash and cash equivalents at end of period........................   $    4,588       $    2,744       $    4,588        $    2,744
                                                                     ===========      ===========      ===========       ===========


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

         Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of October 28, 1995, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 77% of the outstanding Common Stock.

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

C.       Interest Rate Protection Program:

         The Company maintains a program designed to reduce its exposure to changes in the cost of its variable rate borrowings by the use of interest rate cap and corridor agreements. The strike price of these agreements exceeded the current market levels at the time they were entered into and their cost is included in interest expense ratably during the life of the agreements. Payments to be received, if any, as a result of the agreements are accrued as a reduction of interest expense. Unamortized costs of these arrangements are included in other assets. Under these agreements, the Company has limited its exposure on notional principal amounts as follows (in thousands):


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


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


Amortization of these agreements amounted to $.2 million and $.5 million during the quarter and nine months ended October 28, 1995.

D.       Sale-Leaseback Transactions:

         During the nine months ended October 28, 1995, the Company sold and leased back for a term of eight years equipment utilized in its Automotive Products and Interior Furnishings segments pursuant to a master equipment lease agreement. The aggregate net book value of the equipment sold and leased back during the nine month period, $25.4 million, has been removed from the balance sheet and any gains realized on the sales have been deferred and are being recognized as an adjustment to rent expense over the lease terms.

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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at October 28, 1995 approximately $41.5 million was available under the variable funding certificates, of which $27.0 million was utilized.

         The term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum. The variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

         As of October 28, 1995, the Trust's receivables pool was $224.0 million net of allowances for doubtful accounts. As of October 28, 1995, the holders of term certificates and variable funding certificates collectively possessed a $137 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date. As of October 28, 1995, Carcorp owned a subordinated interest in the receivables pool.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


F.       Inventories:

         Inventory balances are summarized as follows (in thousands):


                                                                           October 28,            January 28,
                                                                              1995                    1995
                                                                           -----------            ----------
         Raw materials.....................................................$   78,378             $   81,669
         Work in process...................................................    28,121                 24,149
         Finished goods....................................................    95,386                 90,278
                                                                           -----------            ----------

                                                                           $  201,885             $  196,096
                                                                           ===========            ==========


G.       Interest Expense, Net:

         Interest expense for the quarters ended October 28, 1995 and October 29, 1994 is net of interest income of $.6 million and $.8 million, respectively. Interest expense for the nine months ended October 28, 1995 and October 29, 1994 is net of interest income of $2.3 million and $5.7 million, respectively.

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

         During the first quarter of 1994, the Company incurred expenses of $2.5 million for services performed by affiliates of Blackstone Partners and WP Partners in connection with a comprehensive review of the Company's liabilities associated with discontinued operations, including surplus real estate, postretirement and workers compensation liabilities. The Company also incurred during the first quarter of 1994 expenses of $2.75 million for services performed by affiliates of WP Partners and $3.25 million for services performed by affiliates of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as other advisory services; these fees are included in "selling, general and administrative expenses" for the nine month period ended October 29, 1994.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


I.       Information About Segments of the Company's Operations:

         Information about the Company's segments for the third quarter and first nine months of fiscal 1995 and 1994 follows (in thousands):



Quarter Ended                                Net                 Gross                Operating                    Capital
October 28, 1995                            Sales                Margin             Income (Loss)               Expenditures
---------------------------------------  -----------          ------------          -------------               ------------
Automotive Products....................  $   230,761          $    41,160           $    25,496                 $    12,492
Interior Furnishings...................       97,875               29,884                13,104                       7,799
Wallcoverings..........................       52,219               16,299                (1,030)                      9,856
                                         -----------          ------------          ------------                -----------
                                             380,855               87,343                37,570                      30,147
Corporate items........................         -                    -                     -                            214
                                         -----------          ------------          ------------                -----------
                                         $   380,855          $    87,343           $    37,570                 $    30,361
                                         ===========          ============          ============                ===========


Quarter Ended                                Net                 Gross                Operating                    Capital
October 29, 1994                            Sales                Margin             Income (Loss)               Expenditures
---------------------------------------   -----------          ------------          -------------               ------------
Automotive Products....................  $   245,970          $    44,651           $    31,642                 $    14,823
Interior Furnishings...................      102,029               30,250                13,740                       4,796
Wallcoverings..........................       55,723               18,075                 2,243                       1,476
                                         -----------          ------------          -------------               -----------
                                             403,722               92,976                47,625                      21,095
Corporate items........................         -                    -                   (1,040)                        307
                                         -----------          ------------          -------------               -----------
                                         $   403,722          $    92,976           $    46,585                 $    21,402
                                         ===========          ============          =============               ===========


Nine Months Ended                            Net                 Gross                Operating                    Capital
October 28, 1995                            Sales                Margin                Income                   Expenditures
---------------------------------------   -----------          ------------          ------------                ------------
Automotive Products....................  $   679,249          $   121,950           $    75,742                 $    41,794
Interior Furnishings...................      286,139               87,651                37,079                      17,205
Wallcoverings..........................      160,443               52,617                 3,624                      12,676
                                         -----------          ------------          ------------                -----------
                                           1,125,831              262,218               116,445                      71,675
Corporate items........................         -                    -                     -                            852
                                         -----------          ------------          ------------                -----------
                                         $ 1,125,831          $   262,218           $   116,445                 $    72,527
                                         ===========          ============          ============                ===========


Nine Months Ended                            Net                 Gross                Operating                    Capital
October 29, 1994                            Sales                Margin             Income (Loss)               Expenditures
---------------------------------------  -----------          ------------          -------------               ------------

Automotive Products....................  $   675,834          $   133,711           $    94,771                 $    38,133
Interior Furnishings...................      311,927               93,820                41,877                      12,422
Wallcoverings..........................      166,156               53,756                 8,247                       4,369
                                         -----------          ------------          -------------               -----------
                                           1,153,917              281,287               144,895                      54,924
Corporate items........................         -                    -                  (13,062)        (a)             609
                                         -----------          ------------          -------------               -----------
                                         $ 1,153,917          $   281,287           $   131,833                 $    55,533
                                         ===========          ============          =============               ===========



(a) Corporate items for the nine months ended October 29, 1994 include $6.0 million related to services performed by affiliates of WP Partners and of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as certain other advisory services.

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

K.       Common Stockholders' Deficit:

         Activity in common stockholders' deficit was as follows (in thousands):

                                                                          Foreign
                                            Other                         Currency         Pension
                               Common      Paid-in      Accumulated      Translation        Equity         Treasury
                                Stock      Capital        Deficit        Adjustments      Adjustment        Stock        Total

Balance at
   January 28, 1995............$  705     $586,281      $(976,549)       $  (13,655)      $  (9,404)       $   -       $(412,622)

Compensation expense
   adjustment..................  -            (575)          -                 -               -               -            (575)
Purchase of treasury
   stock (891 shares)..........  -            -              -                 -               -            (7,290)       (7,290)
Exercise of stock
   options (28 shares).........  -             (53)           (33)             -               -               200           114
Net income.....................  -            -            64,986              -               -               -          64,986
Foreign currency
   translation
   adjustments.................  -            -              -               (1,113)           -               -          (1,113)
                               ------     ---------     -----------      -----------      ----------       --------    ----------

Balance at
   October 28, 1995............$  705     $585,653      $(911,596)       $  (14,768)      $  (9,404)       $(7,090)    $(356,500)
                               ======     =========     ===========      ===========      ==========       ========    ==========


L.       Earnings Per Share:

         Earnings (loss) per common share is based on the weighted average number of shares of Common Stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense. In connection with the merger of Holdings II into the Company, the 35,035,000 shares of Common Stock of the Company outstanding prior to the Recapitalization were canceled and approximately 28,164,000 shares of Common Stock were issued in exchange for the common stock of Holdings II. All historical amounts and earnings (loss) per share computations have been adjusted to reflect the merger. For the nine months ended October 29, 1994, net income has been adjusted by dividends and accretion requirements on preferred stock and the excess of redemption cost over book value of preferred stock to compute the loss applicable to common stockholders.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                                   (Unaudited)

M.       Merger Agreement:

         On September 26, 1995, C&A Products signed a definitive Agreement and Plan of Merger (the "Merger Agreement") with Larizza Industries, Inc. ("Larizza"). Pursuant to the Merger Agreement, the Company will purchase all Larizza's outstanding shares at $6.50 per share in cash, for a total purchase price of approximately $144 million. In addition, the Company will extinguish approximately $35 million of existing Larizza debt. The Company expects to finance the acquisition through additional bank borrowings.

         The Merger Agreement is subject to customary conditions. Larizza's shareholders approved the Merger Agreement at a meeting held on December 1, 1995. The closing is expected to occur in early January 1996.

         Manchester Plastics, a maker of automotive door panels, headrests, floor console systems and instrument panel components, is the sole operating unit of Larizza.

N.       Subsequent Event:

         The Company, as part of its effort to revitalize Wallcoverings, has decided to close its Hammond, Indiana manufacturing facility on or about February 2, 1996. The facility has a net book value of $6.7 million. In connection with the closure, the Company expects to incur cash costs of approximately $1.8 million, which relate primarily to severance and ongoing facility costs through its disposal.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT DEVELOPMENTS

Merger Agreement

         On September 26, 1995, C&A Products entered into the Merger Agreement with Larizza pursuant to which the Company will purchase all Larizza's outstanding shares at $6.50 per share in cash, for a total purchase price of approximately $144 million. In addition, the Company will extinguish approximately $35 million of existing Larizza debt. The Company expects to finance the acquisition and related fees and expenses through approximately
$197 million of additional bank borrowings.

         The Merger Agreement is subject to customary conditions. Larizza's shareholders approved the Merger Agreement at a meeting held on December 1, 1995. The closing is expected to occur in early January 1996.

         Manchester Plastics, a maker of automotive door panels, headrests, floor console systems and instrument panel components, is the sole operating unit of Larizza.


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

GENERAL

         The Company's continuing business segments consist of Automotive Products, which supplies interior trim products to the North American automotive industry; Interior Furnishings, which manufactures residential upholstery and commercial floorcoverings for sale in the United States and for export; and Wallcoverings, which produces residential and commercial wallpaper for sale in North America. The Company's net sales in the third quarter of fiscal 1995 were $380.9 million, with approximately $230.8 million (60.6%) in Automotive Products, $97.9 million (25.7%) in Interior Furnishings, and $52.2 million (13.7%) in Wallcoverings. All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)


RESULTS OF OPERATIONS

Discussion of results of each of the Company's operating segments follows:

Automotive Products

                                                                            Quarter Ended
                                                           October 28, 1995             October 29, 1994
                                                           Amount         Percent       Amount         Percent
                                                                           (in thousands)
Net sales                                                 $230,761        100.0%       $245,970        100.0%
Cost of goods sold                                         189,601         82.2         201,319         81.8
                                                          --------       -------       --------       ------
Gross margin                                                41,160         17.8          44,651         18.2
Selling, general & administrative
  expenses                                                  15,664          6.8          13,009          5.3
                                                          --------       -------       --------       ------
Operating income                                          $ 25,496         11.0%       $ 31,642         12.9%
                                                          ========       =======       ========       =======




                                                                            Nine Months Ended
                                                           October 28, 1995             October 29, 1994
                                                           Amount         Percent       Amount         Percent
                                                                             (in thousands)
Net sales                                                 $679,249        100.0%       $675,834        100.0%
Cost of goods sold                                         557,299         82.0         542,123         80.2
                                                          --------       -------       --------       ------
Gross margin                                               121,950         18.0         133,711         19.8
Selling, general & administrative
  expenses                                                  46,208          6.8          38,940          5.8
                                                          --------       -------       --------       ------
Operating income                                          $ 75,742         11.2%       $ 94,771         14.0%
                                                          ========       =======       ========       ======


Net Sales: Automotive Products' net sales decreased 6.2% to approximately $230.8 million in the third quarter of 1995, down $15.2 million from the comparable 1994 quarter. The decrease is primarily attributable to an 11% decline in the overall North American vehicle build in the third quarter of 1995 compared to the third quarter of 1994. The Company currently expects the North American vehicle build for the year to be slightly below last year.

Automotive seat fabric net sales decreased 9.8% and a decline in the convertible automotive build resulted in a 55.5% decrease in convertible top system sales for the third quarter of 1995 compared to the prior year period. These decreases were partially offset by an 8.7% increase in sales of molded floor carpet and increased sales of accessory floor mats and luggage compartment trim.

The third quarter decrease in automotive seat fabric was principally related to a decrease in sales related to the Chevrolet Caprice, Monte Carlo and S-10 truck, the Ford Mustang, Thunderbird, F Series truck and Windstar minivan, the Chrysler Caravan and Voyager minivans

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

and the Nissan Sentra. These decreases were partially offset by increases in sales related to the Chevrolet Camaro, C/K truck and Blazer/Tahoe, the Toyota Avalon, the Pontiac Grand Prix and the Chrysler Concorde.

The third quarter increase in molded floor carpet principally related to an increase in sales related to the Chevrolet Lumina and Monte Carlo, the Ford Explorer, the Honda Accord, and the Chrysler Caravan, Cirrus/Stratus and T-300. These increases were partially offset by decreases in sales related to the Cutlass Supreme, the Cadillac Deville, the Ford Mustang and Probe and the Chrysler Voyager minivan.

For the first nine months of 1995, Automotive Products' net sales of $679.2 million were $3.4 million higher than the comparable period in 1994. Automotive Products' net sales changes were attributable primarily to increased sales in four of the segment's five high volume products: automotive seat fabric, molded floor carpets, accessory floor mats and luggage compartment trim. These increased sales were partially offset by a decrease in sales of the fifth high volume product, convertible top systems. During this period, there was a 5% decline in the North American vehicle build compared to the prior year period. The Company's average sales content per vehicle built in North America was $54 for the nine months ended October 28, 1995 compared to an average of $53 for the fiscal 1994 year.

The automotive seat fabric increase for the nine months was due primarily to increased production of the Company's jacquard velvets product line currently utilized in such high volume models as the General Motors C/K Truck Line. Additional product placements, which contributed to the overall increase in bodycloth sales, were the Chevrolet Cavalier, Lumina and Suburban, the Ford
Contour/Mystique, the Chrysler Cirrus/Stratus, the Jeep Grand Cherokee, the Toyota Avalon and Camry, and the GEO Prism. These increases were partially offset by the decreases in sales related to the Chrysler Caravan and Voyager minivans, the Ford F Series and Ranger trucks, Explorer, Thunderbird, and
Aerostar, Villager and Windstar minivans, the Nissan Sentra and the Cutlass Supreme.

The molded floor carpet increase was due to a 6.3% increase in unit shipments for the nine month period principally related to increased sales related to high volume models, including the Chevrolet Lumina and Monte Carlo, the Cutlass Supreme, the Chrysler Cirrus/Stratus and T-300, and the Ford Explorer. These increases were offset by decreases in sales related to the Cadillac Deville, the Ford Probe and Mustang, the Toyota Camry and the Chrysler Voyager minivan.

The decrease in sales of convertible top systems for the quarter and nine month period resulted from reduced production of the Ford Mustang convertible and the Chrysler LeBaron convertible partially offset by an increase in sales to Alfa Romeo. Chrysler began production of the JX replacement for the LeBaron in the latter part of October.

Gross Margin: Automotive Products' gross margin as a percentage of net sales decreased to 17.8% in the third quarter of 1995 from 18.2% in the prior year period. The decline is primarily attributable to reduced convertible top system sales, which carry higher contribution margins than the segment's average, and to certain raw material price increases. The impact of raw material price increases was reduced by reengineering and cost improvement efforts, price increases to customers and continued reductions in the cost of nonconformance. For the first nine months of 1995 Automotive Products' gross margin as a percentage of net sales decreased to 18.0% from 19.8% in the prior year period due to manufacturing

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

inefficiencies in automotive seat fabric and the lower convertible top system sales and raw material price increases discussed above. The manufacturing inefficiencies that occurred during the first quarter and a portion of the second quarter resulted from the startup of fabric lines previously produced under the Company's commission weaving program as well as certain fabric lines reengineered according to customers' specifications. The Company terminated commission weaving during the second quarter of 1995.

Selling, General and Administrative Expenses: Automotive Products' selling, general and administrative expenses increased 20.4% and 18.7% in the third quarter and first nine months of 1995, respectively, over the comparable 1994 periods. The increases are primarily due to the allocation of previously unallocated corporate expenses, costs incurred in divisional reorganizations and, to a lesser extent, to increases in product development and selling expenses and additional general and administrative expenses for the segment's facilities in Mexico which began operations this year.

Interior Furnishings

                                                                            Quarter Ended
                                                           October 28, 1995             October 29, 1994
                                                           Amount         Percent       Amount         Percent
                                                                            (in thousands)
Net sales                                                 $ 97,875        100.0%       $102,029        100.0%
Cost of goods sold                                          67,991         69.5          71,779         70.4
                                                          --------       -------       --------       ------
Gross margin                                                29,884         30.5          30,250         29.6
Selling, general & administrative
  expenses                                                  16,780         17.1          16,510         16.2
                                                          --------       -------       --------       ------
Operating income                                          $ 13,104         13.4%       $ 13,740         13.4%
                                                          ========       =======       ========       ======


                                                                            Nine Months Ended
                                                           October 28, 1995             October 29, 1994
                                                           Amount         Percent       Amount         Percent
                                                                             (in thousands)
Net sales                                                 $286,139        100.0%       $311,927        100.0%
Cost of goods sold                                         198,488         69.4         218,107         69.9
                                                          --------       -------       --------       ------
Gross margin                                                87,651         30.6          93,820         30.1
Selling, general & administrative
  expenses                                                  50,572         17.6          51,943         16.7
                                                          --------       -------       --------       ------
Operating income                                          $ 37,079         13.0%       $ 41,877         13.4%
                                                          ========       =======       ========       ======



Net Sales: Interior Furnishings' net sales for the third quarter and nine month period were $97.9 million and $286.1 million compared with $102.0 million and $311.9 million, respectively, in the prior year periods.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

The Decorative Fabrics group net sales for the third quarter and nine month period were $67.3 million and $195.2 million, down $6.1 million and $34.7 million, respectively, from the comparable prior year periods. Decorative Fabrics' net sales decline resulted primarily from a softer retail market for flatwoven upholstery fabrics, increased competition on lower priced goods and reduced market share in furniture velvets due to the Company's redeployment of manufacturing capacity to automotive fabrics to meet customer product demands during the second half of 1994. The Company believes that the lower sales at the Decorative Fabrics group's Mastercraft division during the first half of 1995 may also reflect, to a lesser extent, a shift in consumer tastes. Additionally, the 1994 results included the Warner and Greeff product lines, which contributed net sales of $2.9 million and $9.8 million, respectively, in the third quarter and nine months ended October 29, 1994. The Warner and Greeff product lines were sold in the fourth quarter of 1994.

The Floorcoverings group net sales for the third quarter and nine months were $30.6 million and $90.9 million, up $2.0 million and $9.0 million, respectively, from the comparable prior year periods. The Floorcoverings group net sales increase is largely attributable to a 13.8% increase in unit shipments, primarily in six foot roll sales to educational, healthcare, retail and export customers.

Gross Margin: Interior Furnishings' gross margin of 30.5% of net sales for the third quarter of 1995 increased from 29.6% in the prior year period. Lower absorption of overhead costs in the Decorative Fabrics group, due to lower sales volumes and raw material price increases, was offset by an increase in unit shipments in the Floorcoverings group, whose products carry higher margins than the segment's average, and by manufacturing efficiencies from the Mastercraft loom modernization program.

For the first nine months of 1995 gross margin as a percentage of net sales increased to 30.6% from 30.1% in the prior year period. The increase reflects improvements from increased unit shipments in the higher margin Floorcoverings group, manufacturing efficiencies from the Mastercraft loom modernization and cost improvement programs. These improvements were partially offset by lower overhead absorption in the Decorative Fabrics group as a result of lower sales volumes and raw material price increases.

Selling, General and Administrative Expenses: Interior Furnishings' selling, general and administrative expenses increased $.3 million or 1.6% in the third quarter and decreased $1.4 million or 2.6% in the first nine months of 1995 from the comparable 1994 periods. The third quarter increase related primarily to the allocation to Interior Furnishings of previously unallocated corporate expenses and an increase of $.6 million in selling, styling and development expenses in the Floorcoverings group as a result of its increased sales. This increase was offset by a reduction of selling, general and administrative expenses due to the sale of the Warner and Greeff product lines in the fourth quarter of 1994. These product lines incurred $1.3 million and $4.5 million of selling, general and administrative expenses in the third quarter and first nine months of 1994, respectively. The decrease for the nine month period related to the sale of the Warner and Greeff product lines, offset by the allocation to Interior Furnishings of previously unallocated corporate expenses and $1.9 million in additional selling, styling and development expenses in the Floorcoverings group as a result of its increased sales.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Wallcoverings

                                                                              Quarter Ended
                                                           October 28, 1995             October 29, 1994
                                                           Amount         Percent       Amount         Percent
                                                                             (in thousands)
Net sales                                                 $ 52,219        100.0%       $ 55,723        100.0%
Cost of goods sold                                          35,920         68.8          37,648         67.6
                                                          --------       -------       --------       ------
Gross margin                                                16,299         31.2          18,075         32.4
Selling, general & administrative
  expenses                                                  17,329         33.2          15,832         28.4
                                                          --------       -------       --------       ------
Operating income (loss)                                   $ (1,030)        (2.0%)      $  2,243          4.0%
                                                          =========      ========      ========       =======



                                                                           Nine Months Ended
                                                           October 28, 1995             October 29, 1994
                                                           Amount         Percent       Amount         Percent
                                                                             (in thousands)
Net sales                                                 $160,443        100.0%       $166,156        100.0%
Cost of goods sold                                         107,826         67.2         112,400         67.6
                                                          --------       -------       --------       ------
Gross margin                                                52,617         32.8          53,756         32.4
Selling, general & administrative
  expenses                                                  48,993         30.5          45,509         27.4
                                                          --------       -------       --------       ------
Operating income                                          $  3,624          2.3%       $  8,247          5.0%
                                                          ========       =======       ========       ======



Net Sales: Wallcoverings' net sales for the third quarter and nine month period were $52.2 million and $160.4 million compared with $55.7 million and $166.2 million, respectively, in the prior year periods. The change from the prior year periods reflected lower shipments to converter businesses, planned reductions in sales to independent distributors, and in the third quarter, decreased sales to independent retailers ("dealers"), partially offset by increased sales to chain stores and commercial and international accounts and, during the first six months, increased sales to dealers and price increases on certain product lines.

Gross Margin: For the third quarter and first nine months of 1995, gross margin as a percentage of net sales decreased from 32.4% to 31.2% and increased from 32.4% to 32.8%, respectively, over the comparable prior year periods. The decline in gross margin as a percentage of net sales for the third quarter related primarily to reduced dealer sales, which carry higher margins, raw material price increases, and under absorption of overhead due to a reduced sales volume of internally produced wallpaper. In the nine month period, the above factors were offset by price increases on certain product lines and increased sales to dealers during the first six months of the year.

Selling, General and Administrative Expenses: Wallcoverings' selling, general and administrative expenses increased $1.5 million and $3.5 million in the third quarter and first nine months of 1995, respectively, over the prior year periods. The increases are attributable primarily to increased promotional costs and allocations to Wallcoverings of previously unallocated corporate expenses, partially offset by a reduction in the number of sample books produced in 1995. The reduction in sample books over the comparable prior year period reflects a relatively high number of sample books in the prior year as the segment was reestablishing its shelf space with dealers.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Company As A Whole

Net Sales: Net sales decreased 5.7% to $380.9 million in the third quarter of 1995, down $22.9 million from the third quarter of 1994. For the first nine months of 1995, net sales of $1,125.8 million were $28.1 million lower than the comparable period in 1994. The net sales declines are primarily due to a lower overall North American automotive build than in 1994, a significant reduction in convertible automotive build and softer retail environments for the Company's residential furniture fabrics and wallpaper lines.

Gross Margin: Gross margin decreased to $87.3 million or 22.9% of net sales in the third quarter of 1995, down from $93.0 million or 23.0% of net sales in the third quarter of 1994. For the first nine months of 1995 gross margin decreased to $262.2 million or 23.3% of net sales from $281.3 million or 24.4% of net sales in 1994. The overall decrease in gross margin as a percentage of net sales resulted primarily from manufacturing inefficiencies in automotive seat fabrics, commission weaving costs incurred due to capacity constraints for certain automotive fabrics and reduced convertible top system sales in the Automotive Products segment, partially offset by manufacturing efficiencies and changes in product mix in the Interior Furnishings segment and, for the nine month period, a somewhat improved product mix in the Wallcoverings segment. To a lesser extent, the decline in gross margin is attributable to raw material price increases in all three segments, which have been partially offset by price increases to customers, reengineering efforts and continued reductions in the cost of nonconformance. The Company expects additional raw material price increases in the remainder of fiscal 1995 and believes the impact can be somewhat reduced by its reengineering and cost improvement efforts.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased in the third quarter of 1995 to $49.8 million, $3.4 million higher than the comparable period in 1994. For the third quarter of 1995, the increase in selling, general and administrative expenses resulted from increased promotional costs at Wallcoverings, additional selling, styling and development costs at Floorcoverings, the addition of new Automotive Products facilities in Mexico and increased product development and selling expenses in the Automotive Products segment. These increases in selling, general and administrative expenses were offset by a gain on the sale of a Company airplane in the third quarter of 1995 and by the savings from the sale of the Warner and Greeff product lines in the fourth quarter of 1994 and the reduction in the number of sample books produced in 1995 at Wallcoverings. For the first nine months of 1995, selling, general and administrative expenses decreased $3.7 million to $145.8 million. The improvement is primarily attributable to a reduction of advisory fees, which were paid in the first quarter of 1994, and to the sale of the Warner and Greeff product lines.

Interest Expense: Interest expense, net of interest income, increased from $10.2 million to $12.0 million in the third quarter of 1995 compared to the prior year quarter. The increase was due to an increase in average outstanding indebtedness of the Company and an increase in the Company's borrowing rates. For the first nine months of 1995, interest expense, net of interest income, decreased to $35.8 million from $64.8 million. The decrease in interest expense for the nine month period was due to the Recapitalization, which reduced the Company's average outstanding indebtedness and its borrowing rates.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Loss on the Sale of  Receivables:  Beginning with the  Recapitalization  in July
1994, the Company has sold on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $2.3 million was incurred in the third quarter of 1995 compared to a loss of $2.5 million in the third quarter of 1994. For the first nine months of 1995, the loss was $6.9 million compared to $5.2 million in 1994. Of the $5.2 million loss recorded in the first nine months of 1994, $1.3 million related to one time fees and expenses related to the Bridge Receivables Facility. See Note E to Condensed Consolidated Financial Report.

Income Taxes: In the third quarter and nine months ended October 28, 1995, the provision for income taxes was $2.6 million and $8.8 million compared with $3.0 million and $8.6 million, respectively, in the prior year periods. In the third quarter and first nine months of 1995 income tax expense consisted of foreign, state, franchise and federal alternative minimum taxes. In the comparable 1994 periods the Company did not incur any federal alternative minimum taxes.

Extraordinary Loss on the Extinguishment of Debt: On July 13, 1994, the Company as part of the Recapitalization recognized a loss on the extinguishment of debt of $106.5 million. The 1994 loss consisted of $9.6 million of premiums paid to redeem indebtedness and $96.9 million of unamortized discounts, deferred financing charges and defeasance costs.

Net Income: The combined effect of the foregoing resulted in net income of $20.6 million in the third quarter of 1995 compared to net income of $31.0 million in the third quarter of 1994 and net income of $65.0 million for the first nine months of 1995 compared to a net loss of $55.5 million in the first nine months of 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totalling $4.6 million and $3.3 million at October 28, 1995 and January 28, 1995, respectively. The increase in the Company's cash balance is primarily due to the Receivables Facility, which the Company entered into on March 31, 1995, whereby collections of receivables are temporarily held until the determination of availability. The Receivables Facility is further discussed below.

         As part of the Recapitalization, in July 1994 the Company's C&A Products subsidiary entered into new credit facilities. The new credit facilities consist of (i) the Term Loan Facilities, comprised of term loans in an initial aggregate principal amount of $475 million (including a $45 million Canadian loan), of which $468.4 million was outstanding at October 28, 1995, and having a term of eight years, (ii) the Revolving Facility, having an aggregate principal amount of up to $150 million and a term of seven years and (iii) the Bridge Receivables Facility, which was terminated and replaced with the Receivables Facility (the Term Loan Facilities and Revolving Facility, together, the "Facilities"). The Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities. In addition, C&A Products is prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to pay taxes, ordinary expenses, permitted dividends on the Common Stock and for permitted

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

repurchases of shares or options and to make permitted investments in finance, foreign or acquired subsidiaries. The Company does not believe such prohibition will have a material adverse impact on the Company because all the Company's operations are conducted, and all the Company's debt obligations are issued, by C&A Products and its subsidiaries.

         On March 31, 1995, C&A Products repaid and terminated the Bridge Receivables Facility and entered, through the Trust formed by C&A Products' wholly-owned, bankruptcy remote subsidiary, Carcorp, the Receivables Facility comprised of (i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and the Sellers. The certificates represent the right to receive payments generated by the receivables held by the Trust.

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at October 28, 1995 approximately $41.5 million was available under the variable funding certificates, of which $27.0 million was utilized.

         The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the Sellers. Collections on receivables are required to remain in the Trust if at any time the Trust does not contain sufficient eligible receivables to support the outstanding certificates. At October 28, 1995, no cash collateral was required to be retained in the Trust. The Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $25 million net worth) and on the Sellers (including limitations on liens on receivables, on modifications of the terms of receivables, and on changes in credit and collection practices) customary for facilities of this type. The commitments under the Receivables Facility will terminate prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and, in the case of the variable funding certificates, failure of the receivables to satisfy certain performance criteria.

         During the nine months ended October 28, 1995, the Company sold and leased back $25.4 million of machinery and equipment utilized in the Automotive Products and Interior Furnishings segments under a master equipment lease agreement. At October 28, 1995, the Company had $19.7 million of potential availability under this master lease for future machinery and equipment requirements of the Company, subject to the lessor's approval. The Company has made lease payments of approximately $4.8 million in the first nine months of 1995 for machinery and equipment sold and leased back under this master lease. The Company expects lease payments under this master lease of approximately $1.5 million in the remainder of 1995 and $7.4 million in 1996.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

         The  Company  makes  capital  expenditures  on a  recurring  basis  for replacements and improvements. As of October 28, 1995, the Company had approximately $46.2 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures in 1995 will aggregate approximately $75 million. The Company may make additional capital expenditures in 1995 of approximately $35 million (and enter into related sale-leaseback arrangements) or it may obtain the equipment through existing and new operating leases. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. The Company currently anticipates that capital expenditures in fiscal 1996, including sale-leaseback transactions, will aggregate approximately $90 million to $100 million.

         As discussed previously, on September 26, 1995, C&A Products entered into the Merger Agreement with Larizza pursuant to which the Company will purchase all Larizza's outstanding shares at $6.50 per share in cash, for a total purchase price of approximately $144 million. In addition, the Company will extinguish approximately $35 million of existing Larizza debt. The Company expects to finance the acquisition and related fees and expenses through approximately $197 million of additional bank borrowings.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Revolving Facility and the sale of receivables under the Receivables Facility. Net cash used by the operating activities of the Company's continuing operations was $12.6 million for the quarter ended October 28, 1995, and net cash provided by operating activities of the Company's continuing operations was $62.8 million for the nine months ended October 28, 1995. The Company had a total of $49.1 million of borrowing availability under its credit arrangements as of October 28, 1995. The total was comprised of $29.9 million under the Revolving Facility, $14.5 million under the Receivables Facility, and approximately $4.7 million under a bank demand line of credit in Canada. The Company's principal uses of funds from these sources in the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At October 28, 1995, the Company had total outstanding indebtedness of $593.6 million (excluding approximately $28.1 million of outstanding letters of credit) at an average interest rate of 7.6% per annum. Of the total outstanding indebtedness, $560.4 million relates to the Facilities.

         In connection with the Company's announced stock repurchase program, the Company and its lenders entered into an amendment to the Facilities effective May 30, 1995 that permits the Company currently to spend up to $12 million annually to repurchase its shares. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. During the third quarter and first nine months of 1995 the Company spent an aggregate of $3.5 million and $7.3 million, respectively, to repurchase its shares.

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

October 28, 1995 was 7.6%. The weighted average interest rate on the sold interests under the Receivables Facility at October 28, 1995 was 6.6%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. Cash interest paid during the quarters ended October 28, 1995 and October 29, 1994 was $15.4 million and $15.3 million, respectively. Cash interest paid during the first nine months of 1995 and 1994 aggregated approximately $38.7 million and $66.2 million ($16 million of which was paid in connection with the Recapitalization), respectively.

         Due to the variable interest rates under the Facilities and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, the Company has entered into a program to reduce its exposure to increases in interest rates through the use of interest rate cap and corridor agreements. Under these agreements, the Company has limited its exposure through October 17, 1995 on $300 million of notional principal amount at an average LIBOR strike price of 6.92% and on $250 million of notional principal amount from October 17, 1995 through October 17, 1996 at an average LIBOR strike price of 7.50%. Based upon amounts outstanding at October 28, 1995, a .5% increase in LIBOR (5.9% at October 28, 1995) would impact interest costs by approximately $2.8 million annually on the Facilities and $.7 million annually on the Receivables Facility.

         The current maturities of long-term debt primarily consist of the current portion of the Term Loan Facilities, vendor financing, industrial revenue bonds and other miscellaneous debt. Repayments of indebtedness under the Term Loan Facilities commenced in the third quarter of 1995. The maturities of long-term debt of the Company during the remainder of fiscal 1995 and for 1996, 1997, 1998 and 1999 are $13.1 million, $42.9 million, $62.1 million, $78.0 million and $84.3 million, respectively. In addition, the Term Loan Facilities provide for mandatory prepayments with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale-leaseback transactions and net cash proceeds of certain issuances of debt obligations.

         The Company is sensitive to price movements in its raw material supply base. During the third quarter of 1995, price trends for many materials continued to increase. The Company anticipates that announced price increases during 1995 in its primary raw materials could increase the cost of purchased materials by approximately $20 to $25 million on an annualized basis. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its reengineering efforts and by continued reductions in the cost of nonconformance.

         The Company, as part of its effort to revitalize Wallcoverings, has decided to close its Hammond, Indiana manufacturing facility on or about February 2, 1996. The facility has a net book value of $6.7 million. In connection with the closure, the Company expects to incur cash costs of approximately $1.8 million, which relate primarily to severance and ongoing facility costs through its disposal.


         The Company currently has two facilities in Mexico to supply automotive products to Mexican subsidiaries of U.S. based automobile manufacturers, both of which are operational. The Company believes that, based on the nature of its Mexican operations, fluctuations in the Mexican peso will not have a material impact on the Company's operations.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $31.8 million in 1995. The decrease from prior estimates is primarily due to changes in the timing of the settlement of certain obligations and other liabilities. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's needs relating to discontinued operations can be adequately funded in 1995 and into 1996 by net cash provided by operating activities from continuing operations and by borrowings under existing bank credit facilities.

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

         The Company previously reported that its Federal income tax returns for the period 1988 through 1991 were under examination by the IRS and that the IRS had proposed adjustments that could have resulted in the loss of a material amount of the net operating losses otherwise available to the Company in future years. During the third quarter ended October 28, 1995, the IRS withdrew substantially all of the proposed adjustments.

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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the scheme of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of October 28, 1995, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 12 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 12 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of October 28, 1995, the Company's estimate of its liability for these 24 sites is approximately $28.9 million. As of October 28, 1995, the Company has established reserves of approximately $30.2 million for the estimated future costs related to all its known environmental sites.

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



Exhibit
Number                                                     Description


 2.1        -     Agreement and Plan of Merger among Collins & Aikman Products Co., LRI Acquisition
                  Corp. and Larizza  Industries, Inc.,  dated  September 26, 1995, is hereby incorporated  by reference to Exhibit 1 of Collins & Aikman  Products  Co.'s
                  Schedule 13-D filed with the Securities and Exchange Commission on October 6, 1995.

 2.2        -     Amendment to Merger Agreement dated November 17, 1995 by and among Collins &
                  Aikman Products Co., LRI Acquisition Corporation and Larizza Industries, Inc.

 2.3        -     Stock Agreement, dated as of September 26, 1995, by and between Collins & Aikman
                  Products Co. and Ronald T. Larizza (individually and as trustee) is hereby incorporated by reference to Exhibit 2 of Collins & Aikman Products Co.'s
                  Schedule 13-D filed with the Securities and Exchange Commission on October 6,
                  1995.

 3.1        -     Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation's Report
                  on Form 10-Q for the fiscal quarter ended July 30, 1994.

 3.2        -     By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation's Report on Form 10-Q
                  for the fiscal quarter ended July 30, 1994.

 3.3        -     Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock
                  of Collins & Aikman Corporation.

 4.1        -     Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No.3 to Collins & Aikman Holdings
                  Corporation's Registration Statement on Form S-2 (Registration No. 33-53179)
                  filed June 21, 1994.





Exhibit
Number                                                     Description


 4.2        -     Credit Agreement dated as of June 22, 1994 between Collins & Aikman Products Co.
                  as Borrower, WCA Canada Inc. as Canadian Borrower, the Company as Guarantor, the
                  Lenders named therein, Continental Bank, N.A., and NationsBank, N.A. as Managing
                  Agents, and Chemical Bank as Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman Corporation's Report on Form 10-Q
                  for the fiscal quarter ended July 30, 1994.

 4.3        -     First Amendment dated as of January 30, 1995 to the Credit Agreement dated as of
                  June 22, 1994 among Collins & Aikman Products Co., WCA Canada Inc., Collins &
                  Aikman Corporation, the financial institutions party thereto and Chemical Bank, as administrative agent is hereby incorporated by reference to Exhibit 4.4 of
                  Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended
                  January 28, 1995.

 4.4        -     Second Amendment dated as of May 22, 1995 to the Credit Agreement dated as of
                  June 22, 1994, as amended, among Collins & Aikman Products Co., WCA Canada Inc.,
                  Collins & Aikman Corporation, the financial institutions party thereto and
                  Chemical Bank, as administrative agent is hereby incorporated by reference to
                  Exhibit 4.6 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

 4.5        -     Third Amendment dated as of August 24, 1995 to the Credit Agreement dated as of
                  June 22, 1994, as amended, among Collins & Aikman Products Co., WCA Canada Inc.,
                  Collins & Aikman Corporation, the financial institutions party thereto and
                  Chemical Bank, as administrative agent, is hereby incorporated by reference to
                  Exhibit 4.5 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

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

10.1        -     Amendment No.1, dated September 5, 1995, among Carcorp, Inc., as Company, Collins
                  & Aikman Products Co., as Master Servicer, and Chemical Bank, as Trustee, to the
                  Pooling Agreement, dated as of March 30, 1995, among the Company, the Master
                  Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of
                  Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended
                  July 29, 1995.

10.2        -     Amendment No. 2, dated October 25, 1995, among Carcorp, Inc., as Company, Collins
                  & Aikman Products Co., as Master Servicer, and Chemical Bank, as Trustee, to the
                  Pooling Agreement, dated as of March 30, 1995, among the Company, the Master
                  Servicer and the Trustee.

11.         -     Computation of Earnings Per Share.

27.         -     Financial Data Schedule.



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

                                                COLLINS & AIKMAN CORPORATION
                                                (Registrant)



Dated:  December 8, 1995                By:  /s/ J. MICHAEL STEPP
                                             --------------------
                                             J. Michael Stepp
                                             Chief Financial Officer and\
                                             Executive Vice President
                                             (On behalf of the Registrant and as
                                             Principal Financial Officer)



                                        By:    /s/ ANTHONY HARDWICK
                                               --------------------
                                               Anthony Hardwick
                                               Vice President and Controller
                                               (Principal Accounting Officer)