Form 10-K405
period 1996-01-27
COLLINS & AIKMAN CORP
filed 1996-04-22
CIK 846815

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended January 27, 1996.

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from __________ to__________

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

[X] Yes [ ] No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of voting stock held by non-affiliates of the Registrant was $93,793,944 as of April 16, 1996.

 As of April 16, 1996, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 69,073,963 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for 1996 Annual Meeting of Stockholders to be filed within 120 days of January 27, 1996 - Items 10, 11, 12 and 13.*

* Only the portion of this document expressly described in the items listed are incorporated by reference herein.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT INDEX

Item  1.      Business, page 1.

Item  2.      Properties, page 6.

Item  3.      Legal Proceedings, page 6.

Item  4.      Submission of Matters to a Vote of Security Holders, page 9.

              Executive Officers of the Registrant, page 9.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, page 11.

Item  6.      Selected Financial Data, page 12.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, page 13.

Item  8.      Financial Statements and Supplementary Data, page 29.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, page 29.

Item 10.      Directors and Executive Officers of the Registrant, page 30.

Item 11.      Executive Compensation, page 30.

Item 12. Security Ownership of Certain Beneficial Owners and Management, page 30.

Item 13.      Certain Relationships and Related Transactions, page 30.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 31.

                                     PART I

ITEM 1.  BUSINESS

       Collins & Aikman Corporation (the "Company") is a major supplier of interior textile and plastic trim products to the North American automotive industry, with leading positions in five major product lines. The Company is also a leading manufacturer of residential upholstery as well as a major provider of contract carpet products in the United States. The Company's operations are organized into two segments: Automotive Products and Interior Furnishings. For certain financial information regarding the Company's business segments, see Note 22 to Consolidated Financial Statements and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

       On April 9, 1996, the Company announced a plan to spin off the Company's Imperial Wallcoverings subsidiary ("Wallcoverings") to the stockholders of the Company. The Company has accounted for the financial results and net assets of Wallcoverings as a discontinued operation. Accordingly, previously reported financial results for all periods have been restated to reflect Wallcoverings as a discontinued operation.

       With respect to competitive information, references to the Company as "a leader", "a leading" or "one of the leading" manufacturers in a product category mean that the Company is one of the principal manufacturers in that product category and references to the Company as "the leader", "the largest" or "the leading" manufacturer in a product category mean that the Company has the largest product share based on dollar sales volume in that product category.

       All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

AUTOMOTIVE PRODUCTS

GENERAL

       The   Company  is  a leading  designer  and  manufacturer  of  automotive products with 1995 net sales in this segment of $906.9 million. Automotive Products supplies six major automotive products--automotive seat fabric ("bodycloth"), molded floor carpets, accessory floor mats, luggage compartment trim, convertible top systems and plastic-based interior systems. Automotive Products has supplied textile-based products to the automotive industry for over 60 years. In January 1996, the Company acquired Manchester Plastics, a manufacturer of automotive door panels, headrests, floor console systems and instrument panel components. The acquisition of Manchester Plastics adds a broad range of molded plastic components to the Company's textile-based automotive interior trim products and increases the Company's content per North American vehicle build.

       The Company's sales are dependent on certain significant customers. In 1995, 1994 and 1993 direct and indirect sales to each of General Motors Corporation and Chrysler Corporation accounted for 10% or more of the Company's net sales. In 1995 and 1994 direct and indirect sales to Ford Motor Company accounted for 10% or more of the Company's net sales.

       Automotive industry demand historically has been influenced by both cyclical factors and long-term growth trends in the driving age population and real per capita income.

       Annual new car and truck sales historically have been cyclical. In the most recent cycle, U.S. light vehicle sales declined from an average of 15.4 million units per year in 1986-1988 to a low of 12.3 million units in 1991. For the last three years, U.S. light vehicle sales have averaged 14.6 million units.

PRODUCTS

       Automotive Products manufactures six principal automotive products: automotive seat fabric, molded floor carpets, accessory floor mats, luggage compartment trim, convertible top systems and plastic-based interior systems. Automotive Products also produces a variety of other automotive and nonautomotive products.

       AUTOMOTIVE SEAT FABRIC. Automotive Products manufactures a wide variety of bodycloth, including flat-wovens, velvets and knits. Automotive Products also laminates foam to bodycloth. In 1995, 1994 and 1993, Automotive Products had net sales of bodycloth of $327.5 million, $340.3 million and $221.2 million, respectively.

       MOLDED FLOOR CARPETS. Molded floor carpets include polyethylene, barrier-backed and molded urethane underlay carpet. In the Company's automotive molded floor product line, it has developed a "foam-in-place" process to provide floor carpeting with enhanced acoustical and fit characteristics, resulting in increases in unit selling prices. In 1995, 1994 and 1993 net sales of molded floor carpets were $231.8 million, $213.2 million, and $181.1 million, respectively.

       ACCESSORY FLOOR MATS. Automotive Products produces carpeted automotive accessory floor mats for both North American produced vehicles and imported vehicles.

       LUGGAGE COMPARTMENT TRIM. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products.

       CONVERTIBLE TOP SYSTEMS. Automotive Products designs and manufactures convertible top systems through its Dura Convertible Systems subsidiary ("Dura"). In October 1993, Dura began shipping its "Top-in-a-Box" system, in which it designs and manufactures all aspects of a convertible top, including the framework, trim set, backlight and power actuating system.

       MOLDED PLASTIC INTERIOR SYSTEMS. In January 1996, the Company acquired Manchester Plastics, a manufacturer of automotive door panels, headrests, floor console systems and instrument panel components. The acquisition of Manchester Plastics adds a broad range of molded plastic components to the Company's textile-based automotive interior trim products.

       OTHER. Automotive Products also produces a variety of other auto products, including carpet die cuts for automotive interior trim applications, convertible power actuating units, headliner fabric, and carpet roll goods for export and domestic consumption. In addition, the Company manufactures small volumes of certain other products, such as residential floor mats, casket liners, necktie liners and sliver knits, for various commercial and industrial markets.

COMPETITION

       The automotive supply business is highly competitive. The Company has competitors in respect of each of its automotive products, some of which may have substantially greater financial and other resources than the Company. The Company's competitors in molded plastic components include subsidiaries of certain U.S. automotive and light vehicle manufacturers.

       The Company principally competes for new business at the design stage of new models and upon the redesign of existing models. The Company is vulnerable to a decrease in demand for the models that generate the most sales for the Company, a failure to obtain purchase orders for new or redesigned models and pricing pressure from the major automotive companies.

FACILITIES

       Automotive Products has 45 manufacturing, warehouse and other facilities located in the U.S., Canada, Mexico and Austria aggregating approximately 6.9 million square feet. The majority of these facilities are located in North Carolina, Ohio and Michigan and in Ontario and Quebec, Canada. Approximately 90% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide just-in-time
("JIT") inventory delivery to the Company's customers. Capacity at any plant depends, among other things, on the product being produced, the processes and equipment used and tooling. This varies periodically, depending on demand and shifts in production between plants. The Company currently estimates that its Automotive Products plants generally operate at between 50% and 100% of capacity. During the second half of 1994 the Company experienced capacity constraints with respect to certain automotive seat fabrics due to the unanticipated popularity of certain vehicles for which the Company supplies seat fabric. To meet customer expectations, the Company utilized outside weaving and redeployed certain manufacturing capacity from its Decorative Fabrics velvet furniture products. The Company terminated commission weaving during the second quarter of 1995. Except for the foregoing constraints, which the Company believes were short term, the Company's capacity utilization in this segment is generally in line with its past experience in similar economic situations, and the Company believes that its facilities are sufficient to meet existing needs.

INTERIOR FURNISHINGS

       Interior Furnishings designs and manufactures residential and commercial upholstery fabrics through its Decorative Fabrics group and high-end specified contract floorcoverings through its Floorcoverings group. In 1995, the Interior Furnishings segment had net sales of $384.5 million.

DECORATIVE FABRICS

       GENERAL. Interior Furnishings' Decorative Fabrics group is a leading designer and manufacturer of upholstery fabrics in the U.S. The Decorative Fabrics group had 1995 net sales of $262.4 million. This group's primary division, Mastercraft, is the leading manufacturer of flat-woven upholstery fabrics and had 1995 net sales of $240.9 million. Management believes that Mastercraft has substantially more jacquard looms and styling capacity dedicated to upholstery fabrics, and offers more patterns (approximately 13,000) in a greater range of price points than any of its competitors. The breadth and size of Mastercraft's manufacturing and design capabilities provide it with exceptional flexibility to respond to changing customer demands and to develop innovative product offerings. In order to accommodate anticipated growth, the Company in 1993 initiated a loom modernization program, which was completed in fiscal 1995. The program was targeted toward creating a state of the art production facility with the purchase of high-speed looms to increase capacity and productivity, new electronic jacquard heads to reduce pattern changeover times and computer monitoring systems to provide information about the manufacturing processes and to improve quality, productivity and capacity.

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

       PRODUCTS. Decorative Fabrics' two operating divisions are Mastercraft and Cavel. Mastercraft and Cavel design and manufacture jacquards, velvets and other woven fabrics for the furniture, interior design, commercial, recreational vehicle and industrial markets. During 1994, the Company sold the Greeff and Warner product lines through which it had designed and distributed high-end fabrics.

       Decorative Fabrics had net sales of flat-woven products in 1995, 1994 and 1993 of $240.9 million, $262.8 million and $268.9 million, respectively.

       Decorative   Fabrics'   other  sales  were  primarily   velvet   products
manufactured by the Cavel division.

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

       Nearly all of Decorative Fabrics' products are made to customer order. This reduces the amount of raw material and finished goods inventory required and minimizes product returns.

       MARKETING AND SALES. Fabrics are sold domestically by commissioned sales representatives who exclusively represent the Mastercraft and Cavel divisions of Decorative Fabrics. The Mastercraft and Cavel divisions maintain showrooms in seven key locations throughout the United States.

       COMPETITION. The U.S. upholstery fabrics market is highly competitive. The Company has numerous competitors in respect of each of its decorative fabrics products, some of which have substantially greater financial and other resources than the Company. Manufacturers compete on the basis of design, quality, price and customer service. In addition, upholstery fabrics are in competition with other furniture covers such as leather goods.

       FACILITIES. Mastercraft operates four weaving plants and one finishing plant in North Carolina aggregating 1.0 million square feet, of which 89% is owned and the remainder leased. Cavel shares manufacturing capacity with Automotive Products at three plants in Roxboro, North Carolina. During the last three years, the Company's capacity utilization in the Mastercraft division of the Decorative Fabrics group has consistently averaged nearly 100%. The Company believes that, after taking into account Mastercraft's recently completed capital investment plan, its existing facilities are sufficient to meet the Decorative Fabrics group's anticipated growth requirements.

FLOORCOVERINGS

       GENERAL. The Floorcoverings group of the Interior Furnishings segment is a leading producer of high-end specified contract carpeting products for institutional and commercial customers. In 1995 Floorcoverings had net sales of $122.2 million. Its principal products are six-foot wide rolls and modular carpet tiles for sale principally in the U.S. Floorcoverings produces virtually no product for inventory or for commodity markets.

       Since 1990, Floorcoverings has repositioned its product offerings, shedding those products in which it lacked either a low-cost position or proprietary product advantage. By focusing on areas of competitive advantage, Floorcoverings has increased its sales.

       During  1994,   Floorcoverings   initiated   Source  OneSM,  a  turn-key,
full-service supply and installation program, to sell its products directly to end users on a national basis.

       Approximately 46% of Floorcoverings' 1995 net sales were to institutional customers such as government, healthcare and education facilities. The balance of Floorcoverings' sales in 1995 were to corporate offices, stores and export markets. Management believes that these are stable growth sectors.

       PRODUCTS. Floorcoverings' key competitive advantage in its principal products, six-foot wide rolls and modular carpet tiles, is its patented
Powerbond RS(R) adhesive technology, which has 12 years of patent protection remaining. Because the Powerbond RS(R) system does not use wet adhesives, it permits the installation of floorcoverings directly on floor surfaces, including existing carpeting, with substantially reduced labor costs and without the fumes of conventional wet adhesives. This allows for less disruptive and less time-consuming installation and, for this reason, is particularly attractive to institutions such as schools and hospitals. In addition to reducing installation downtime for customers, management believes Floorcoverings' product exhibits demonstrably superior durability and cleaning characteristics ideally suited for high-traffic areas such as airline terminals, schools and governmental agencies.

       COMPETITION. The commercial carpet industry is highly competitive. The Company has numerous competitors, some of which have substantially greater financial and other resources than the Company and some of which have substantial sales in the commodity segments of the industry, segments in which Floorcoverings does not compete. Floorcoverings' products have demanding specifications and generally cannot be manufactured using the equipment that currently supplies most of the industry's commodity products.

       FACILITIES. Floorcoverings owns and operates four facilities in Dalton, Georgia aggregating approximately 630,000 square feet. The Company currently estimates that Floorcoverings' plants operate at between 55% and 95% of capacity, depending on the production process involved. The Company has approved an investment of approximately $3.5 million to expand Floorcoverings' capacity in order to meet its expected continuing growth needs. With this new manufacturing capacity expected to be in place in 1996, the Company anticipates that its Floorcoverings facilities will be adequate for its projected needs.

RECENT DEVELOPMENTS

       On April 9, 1996, the Company announced a plan to spin off Wallcoverings to the stockholders of the Company in the form of a stock dividend. The spin-off is subject to, among other things, the consent of the Company's lenders and final approval of the Company's Board of Directors. The Company anticipates completing the spin-off in the summer of 1996. Wallcoverings is a leading manufacturer and distributor of wallpaper for the residential and commercial sectors of the wallcoverings market. Wallcoverings had 1995 net sales of $205.3 million. The Company has accounted for the financial results and net assets of Wallcoverings as a discontinued operation.

RAW MATERIALS

       Raw materials and other supplies used in the Company's continuing operations are normally available from a variety of competing suppliers. With respect to most materials, the loss of a single or even a few suppliers would not have a material adverse effect on the Company. For a discussion of increasing raw material price trends, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources".

ENVIRONMENTAL MATTERS

       See "ITEM 3. LEGAL PROCEEDINGS - Environmental Proceedings" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Environmental Matters".

EMPLOYEES

       As of January 27, 1996, the Company's continuing operations employed approximately 11,700 persons on a full-time or full-time equivalent basis.
Approximately 2,900 of such employees are represented by labor unions. Management believes that the Company's relations with its employees and with the unions that represent certain of them are good.

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

ENVIRONMENTAL PROCEEDINGS

         DOUGLAS, MICHIGAN. On January 4, 1991, a complaint was filed in the Circuit Court for Allegan County, Michigan, captioned HAWORTH, INC. V. WICKES MANUFACTURING COMPANY (the "Haworth action"), in which Haworth, Inc. ("Haworth") alleges that predecessors of Wickes Manufacturing Company ("Wickes Manufacturing"), an indirect wholly owned subsidiary of the Company, released environmental contaminants on property, now owned by Haworth, located in the Village of Douglas, Michigan. On June 28, 1993, the Court entered an order granting Wickes Manufacturing's motion for summary disposition dismissing all of Haworth's claims against Wickes Manufacturing, and on April 21, 1995, the Court of Appeals for the State of Michigan affirmed the order. The summary disposition order has become final, and Wickes Manufacturing is proceeding with its counterclaims against Haworth. On October 22, 1993, Haworth filed a complaint in the United States District Court for the Western District of Michigan, captioned HAWORTH, INC. V. WICKES MANUFACTURING COMPANY AND PARAMOUNT COMMUNICATIONS, INC. (the "Second HAWORTH action"). In the Second HAWORTH action, Haworth alleges federal claims with respect to Wickes Manufacturing and federal and state law claims with respect to Paramount Communications, Inc. that are factually similar to the state law claims alleged in the HAWORTH action, and Haworth seeks a declaratory judgment that Wickes Manufacturing and Paramount Communications, Inc. are liable for the alleged contamination at the site, an order requiring Wickes Manufacturing and Paramount Communications, Inc. to implement response actions at the site, and damages, interest and costs, all in unspecified amounts. Wickes Manufacturing and Paramount Communications, Inc. have filed a motion for summary judgment to dismiss all of Haworth's claims in the Second HAWORTH action and are waiting for the court to schedule a hearing on the motion. The Michigan Department of Natural Resources, by letter dated December 20, 1989, notified Wickes Manufacturing pursuant to the Michigan Environmental Response Act that Wickes Manufacturing is potentially responsible for undertaking investigation and response actions to address contamination at the site involved in the HAWORTH action and its possible effect on the water supply of the Village of Douglas.

         OTHER ENVIRONMENTAL MATTERS. The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination, or has received notices that it is a potentially responsible party (a "PRP"), at various other sites. These sites include, among others, the following: a site formerly operated by Stamina Mills, Inc., a former subsidiary of a former indirect subsidiary of the Company, in North Smithfield, Rhode
Island; a site adjacent to a facility formerly operated by Wickes Manufacturing's former Bohn Heat Transfer division located at Beardstown, Illinois; a site formerly owned and operated by Wickes Manufacturing's alleged former Daybrook Ottawa division located at Bowling Green, Ohio; a site owned and formerly operated by a Company subsidiary located at Elmira, California; the
Reliable Equipment Superfund Site located at Grand Rapids, Michigan; the Butterworth Landfill Superfund Site located at Grand Rapids, Michigan; a site owned and formerly operated by Wickes Manufacturing's former Mechanical Components division located at Mancelona, Michigan; the former Albert Van Luit plant site owned by a Company subsidiary located at North Hollywood, California; the Hartley & Hartley landfill site located at Kawkawlin, Michigan; the Stringfellow Superfund Site located at Riverside County, California; and certain sites associated with the former Wickes Engineering business. In addition to the environmental sites and proceedings listed above, the Company is and has been a party or PRP at other sites and involved in other proceedings from time to time. In the last three fiscal years, the Company has paid approximately $7.6 million in the aggregate in connection with its various environmental sites. The majority of such costs have been incurred in connection with the North
Smithfield, Rhode Island; Elmira, California; and North Hollywood, California sites.

         In estimating the total future cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other
PRPs,  uncertainty  regarding  the  extent  of  environmental  problems  and the
Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. As of January 27, 1996, the Company has established reserves of approximately $38.9 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

         The Company is seeking insurance coverage for a portion of the defense costs and liability it has incurred and may incur in connection with the environmental proceedings described above. Coverage issues have not been resolved. While the Company has received some payments from certain insurance carriers, there can be no assurance that additional payments will be received.

LITIGATION PROCEEDINGS

         PREFERRED STOCK REDEMPTION LITIGATION. On August 2, 1991, a Fifth Consolidated Amended Complaint was filed in IN RE IVAN F. BOESKY SECURITIES LITIGATION (the "Boesky action"), a multi-district litigation pending for pre-trial purposes in the United States District Court for the Southern District of New York. In essence, the complaint is an amalgam of claims against a variety of defendants including Collins & Aikman Group, Inc. ("Group"), a predecessor to the Company's Collins & Aikman Products Co. subsidiary ("C&A Products"), alleging, among other things, a conspiracy to manipulate the price of Group's common stock in 1986 for the purpose of triggering a redemption of certain outstanding preferred stock of Group. On May 1, 1995 plaintiffs and C&A Products agreed to the principal terms of a settlement whereby plaintiffs would release all claims relating to the litigation against Group and the individual Group-related defendants in exchange for payment by C&A Products of $4.25 million. The settlement is subject to approval of the court. On May 12, 1995, C&A Products paid $4.25 million into an escrow account with the court pursuant to the terms of the settlement. The settlement was within previously established accruals.

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

         In the opinion of the Company's management based on the facts presently known to it, the ultimate outcome of any of these legal proceedings will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

EXECUTIVE OFFICERS OF THE REGISTRANT

(Pursuant to Instruction G(3) of the General Instructions to Form 10-K, the following information is included herein as an unnumbered item in lieu of being included in the Company's definitive Proxy Statement).

The following is a list of the names and ages (as of April 16, 1996) of all the executive officers of the Company and a description of all positions and offices with the Company held by each such person and each such person's principal occupations and employment during the past five years. All executive officers hold office at the pleasure of the Company's Board of Directors.

                   Name                      Age              Position
                ----------                 ------          --------------
       David A. Stockman                     49      Co-Chairman of the Board
       Randall J. Weisenburger               37      Co-Chairman of the Board
       Thomas E. Hannah                      57      Chief Executive Officer
       William J. Brucchieri                 53      President of Imperial Wallcoverings
       Dennis E. Hiller                      41      President of Automotive Carpet Division
       John D. Moose                         59      President of Automotive Fabrics Division
       Harry F. Schoen III                   60      President of Mastercraft Division
       Elizabeth R. Philipp                  39      Executive Vice President, General Counsel and Secretary
       J. Michael Stepp                      51      Executive Vice President and Chief Financial Officer


     DAVID A. STOCKMAN has been a director of the Company since October 1988 and Co-Chairman of the Board of the Company since July 1993. Mr. Stockman has been a General Partner of Blackstone Group Holdings L.P. ("Blackstone Group"), which is under common control with Blackstone Capital Partners L.P., a principal stockholder of the Company ("Blackstone Partners"), since 1988. Mr. Stockman is also a director of LaSalle Re Holdings Ltd. and UCAR International Inc.

     RANDALL J. WEISENBURGER has been a director of the Company since August 1989 and Co-Chairman of the Board since June 1995. Mr. Weisenburger was Vice Chairman of the Company from April 1994 to June 1995, Deputy Chairman of the Company from July 1992 to April 1994 and Vice President from August 1989 to July 1992. Mr. Weisenburger has been Managing Director of Wasserstein Perella & Co., Inc. ("WP & Co."), an affiliate of Wasserstein Perella Partners, L.P., a principal stockholder of the Company ("WP Partners"), since December 1993. Mr. Weisenburger was a Director of WP & Co. from December 1992 to December 1993 and a Vice President of WP & Co. from December 1989 to December 1992. Mr. Weisenburger is also Chairman of the Yardley Lentheric Group.

       THOMAS E. HANNAH has been a director of the Company and Chief Executive Officer of the Company since July 1994. Mr. Hannah was President and Chief Executive Officer of Collins & Aikman Textile and Wallcoverings Group, a division of a wholly owned subsidiary of the Company, from November 1991 until July 1994 and was named an executive officer of the Company for purposes hereof in April 1993. Mr. Hannah was President and Chief Executive Officer of the Collins & Aikman Textile Group from February 1989 to November 1991 and President of Milliken & Company's Finished Apparel Division prior to that.

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

     DENNIS E. HILLER has been President of the Automotive Carpet division since November 1994. Mr. Hiller was President of The Akro Corporation, an indirect subsidiary of the Company, from 1992 until November 1994 and Manager, Fabricated Products for the Company prior to that. Mr. Hiller was named an executive officer of the Company for purposes hereof in April 1996.

     JOHN D. MOOSE has been President of the Automotive Fabrics division since October 1994 and was President of the North American Auto Group from June 1989 until October 1994. Mr. Moose was named an executive officer of the Company for purposes hereof in April 1994. Mr. Moose joined a wholly owned subsidiary of the Company in 1960.

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

     J. MICHAEL STEPP has been Executive Vice President and Chief Financial Officer since April 1995. Mr. Stepp was Executive Vice President, Chief Financial Officer of Purolator Products Company from December 1992 to January 1995. Prior to that, Mr. Stepp was President of American Corporate Finance Group, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock has been traded on the New York Stock Exchange under the symbol "CKC" since July 7, 1994. At April 16, 1996, there were 144 holders of record. The following table lists the high and low sales prices for the common stock for the full quarterly periods since trading commenced.

                            FISCAL 1995                   FISCAL 1994
                          --------------               ---------------
                           HIGH     LOW                 HIGH     LOW
                          ------  ------               ------   -----
       First Quarter       8-3/8   7-1/2                  -         -
       Second Quarter      9       6-3/8               10-9/16  10
       Third Quarter       9-1/4   7-1/2               10-7/8    8-5/8
       Fourth Quarter      8-3/8   6-1/8                9-1/4    7-7/8


       No dividend or other distribution with respect to the Common Stock has been paid by the Company since its incorporation in 1988. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors. The Company currently does not intend to pay any cash dividends in the foreseeable future; rather, the Company intends to retain earnings to provide for the operation and expansion of its business. On April 9, 1996, the Company announced a plan to spin off its Wallcoverings subsidiary to the stockholders of the Company in the form of a stock dividend. The spin-off is subject to, among other things, the consent of the Company's lenders and final approval of the Company's Board of Directors. The Company anticipates completing the spin-off in the summer of 1996. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Recent Developments". Certain restrictive covenants contained in the agreements governing the Company s credit facilities limit the Company's ability to make dividend and other payments. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" and Note 17 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except per share data)

                                                                                     Fiscal Year Ended

                                                            January 27,    January 28,   January 29,    January 30,   January 25,
                                                               1996           1995          1994           1993 (1)      1992
                                                            -----------    -----------   -----------    -----------   -----------
STATEMENT OF OPERATIONS DATA:

Net sales. . . . . . . . . . . . . . . . . . . . . . .      $1,291,466     $1,319,379    $1,085,068     $1,035,605    $  947,098
Gross margin . . . . . . . . . . . . . . . . . . . . .         279,108        302,179       234,978        220,924       192,468
Selling, general and administrative expenses . . . . .         131,010        136,378       134,490        152,330       132,422
Management equity plan expense . . . . . . . . . . . .            -              -           26,736           -             -
Goodwill amortization and write-off. . . . . . . . . .             270           -          102,120          2,851         2,851
Operating income (loss). . . . . . . . . . . . . . . .         147,828        165,801       (28,368)        65,743        57,195
Interest expense, net (2). . . . . . . . . . . . . . .          47,938         75,006       110,962        110,420       107,237
Loss on sale of receivables. . . . . . . . . . . . . .           8,688          7,616          -              -             -
Income (loss) from continuing operations before income
   taxes . . . . . . . . . . . . . . . . . . . . . . .          91,202         80,921      (143,863)       (49,191)      (54,557)
Income tax expense (benefit) . . . . . . . . . . . . .        (138,520)        11,015        10,494         (4,702)        9,842
Income (loss) from continuing operations . . . . . . .         229,722         69,906      (154,357)       (44,489)      (64,399)
Income (loss) from discontinued operations, including
   disposals . . . . . . . . . . . . . . . . . . . . .         (23,281)         5,840      (123,307)      (219,169)      (25,302)
Income (loss) before extraordinary items . . . . . . .         206,441         75,746      (277,664)      (263,658)      (89,701)
Net income (loss). . . . . . . . . . . . . . . . . . .         206,441        (30,782)     (277,664)      (263,658)     (133,810)
Income (loss) from continuing operations per primary
   and fully diluted common share. . . . . . . . . . .            3.23           (.50)        (6.54)         (2.32)        (2.94)

BALANCE SHEET DATA:

Total assets . . . . . . . . . . . . . . . . . . . . .      $1,050,007     $  640,318    $  880,797     $1,096,689    $1,253,915

Long-term debt, including current portion. . . . . . .         765,022        565,102       921,751        979,920       938,810
Redeemable preferred stock . . . . . . . . . . . . . .            -              -          122,368         98,602        79,754
Common stockholders' deficit . . . . . . . . . . . . .        (227,852)      (412,622)     (702,220)      (421,460)     (130,921)

OTHER DATA (FROM CONTINUING OPERATIONS):

Capital expenditures . . . . . . . . . . . . . . . . .      $   77,946     $   79,063    $   41,172     $   35,163    $   33,835
Depreciation and leasehold amortization. . . . . . . .          37,341         38,590        36,642         39,769        38,122


(1)   1992 was a 53-week year.

(2)   Excludes amounts related to discontinued operations as follows:



                                                                                    Fiscal Year Ended

                                                           January 27,    January 28,     January 29,    January 30,    January 25,
                                                               1996           1995            1994           1993           1992
                                                           -----------    -----------     -----------    -----------    -----------
       Wallcoverings. . . . . . . . . . . . . . . . . .    $      666     $     677       $      329     $      447     $      737
       Operations discontinued prior to fiscal 1995 . .          -              -             18,871         23,010         25,062
                                                           -----------    -----------     -----------    -----------    ----------

                                                           $      666     $     677       $   19,200     $   23,457     $   25,799
                                                           ===========    ===========     ===========    ===========    ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      On April 9, 1996, the Company announced a plan to spin off Wallcoverings to the Company's stockholders in the form of a stock dividend. The Company expects the spin-off to occur in the summer of 1996. The spin-off is subject to, among other things, the approval of the Company's lenders and final approval of the Company's Board of Directors. The Company has accounted for the financial results and net assets of Wallcoverings as a discontinued operation. Accordingly, previously reported financial results for all periods discussed have been restated to reflect Wallcoverings as a discontinued operation. See
Note 15 to the Consolidated Financial Statements for information regarding discontinued operations.

      During March 1996, the Company experienced a decline in sales relating to the United Auto Workers strike against General Motors. The Company estimates that the impact of the General Motors strike on the Company's sales in the first fiscal quarter of 1996 will be approximately $17 million. The strike was settled on March 22, 1996 and the Company does not expect any adverse effects from the strike on the Company's 1996 second quarter results.

MANCHESTER PLASTICS ACQUISITION

      On January 3, 1996, the Company completed the acquisition of Manchester Plastics for a purchase price of approximately $184.0 million, which includes approximately $40.4 million of debt extinguished in connection with the acquisition. The acquisition, related fees and expenses and estimated Manchester Plastics working capital requirements were financed by borrowings of $197 million under a term loan facility. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources".

      Manchester Plastics is a designer and manufacturer of high quality plastic-based automotive door panels, headrests, floor console systems and instrument panel components used in the interior of automobiles, light trucks, sport utility vehicles and minivans. It serves the North American automakers from seven manufacturing plants in the United States and Canada. Prior to its acquisition, Manchester Plastics had annual net sales for 1995, 1994, and 1993 of $193.7 million, $169.3 million and $148.3 million, respectively.

      The Manchester Plastics product line adds a broad range of molded plastic products to the Company's extensive textile-based automotive trim products. The Company believes that U.S. automotive and light vehicle manufacturers ("U.S. OEMs") and, to a lesser extent, foreign-owned North American automotive manufacturers ("Transplants", and, together with U.S. OEMs, "OEMs") are moving toward integrated contracts, where one supplier will manage the manufacture and/or assembly of a major vehicle system. The acquisition of Manchester Plastics positions the Company to offer to its OEM customers enhanced design and engineering services and a more fully integrated interior system.

      The Company has accounted for the acquisition as a purchase, and it is therefore included in fiscal 1995 results for a period of approximately three and one half weeks. The purchase price and related expenses exceeded the fair value of the net assets acquired by approximately $155 million. The resulting goodwill is being amortized on a straight line basis over 40 years. See Notes 3 and 5 to the Consolidated Financial Statements for further discussion and pro forma information.

INITIAL PUBLIC OFFERING AND RECAPITALIZATION

      On July 13, 1994, the Company completed an initial public offering (the "Offering") of shares of Common Stock. In connection with the Offering, the Company effected a recapitalization (the "Recapitalization") which reduced the Company's indebtedness, lowered

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

interest expense and provided liquidity for operations and other general corporate purposes. After the Offering and Recapitalization, approximately 70.5 million shares of Common Stock were outstanding. Since that time, the Company has repurchased approximately 1.5 million shares of Common Stock.

GENERAL

      The Company's continuing business segments consist of Automotive Products, which supplies interior textile and plastic trim products to the North American automotive industry, and Interior Furnishings, which manufactures residential upholstery and contract carpet products in the United States. The Company's net sales in fiscal 1995 were $1,291.5 million, with approximately $906.9 million (70.2%) in Automotive Products, and $384.5 million (29.8%) in Interior Furnishings, compared to $1,319.4 million in fiscal 1994 with approximately $904.9 million (68.6%) in Automotive Products, and $414.5 million (31.4%) in Interior Furnishings. All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

      The Company intends to pursue a growth-oriented strategy, with increasing emphasis on transforming the Company into a full-service interior systems supplier to the automotive markets on a global basis. In addition to expanding through internal growth, the Company intends to pursue growth through acquisitions, including acquisitions of other automotive product companies and product lines. The Company intends to consider the incurrence of additional indebtedness and other capital market transactions to finance its planned expansion.

      The industries in which the Company competes are cyclical. Automotive Products is influenced by the level of North American vehicle production. Interior Furnishings is directly influenced by the level of retail furniture sales, which in turn is primarily influenced by the level of residential, institutional and commercial construction and renovation and by consumer confidence.

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

RESULTS OF OPERATIONS


                                                            Automotive Products                        Interior Furnishings
                                                             Fiscal Year Ended                           Fiscal Year Ended

                                                     January 27, January 28, January 29,        January 27, January 28,  January 29,
                                                        1996        1995        1994               1996        1995         1994
                                                     ----------  ----------- -----------        ----------- -----------  -----------
Net sales                                            $ 906.9     $ 904.9     $ 677.9            $ 384.5     $ 414.5      $ 407.2
Cost of goods sold                                     743.6       730.1       555.4              268.8       287.1        294.7
Gross margin                                           163.3       174.8       122.5              115.7       127.4        112.5
Selling, general and administrative expenses            63.6        51.5        54.9               67.3        70.0         68.0
Goodwill amortization and write-off                       .3          -         69.9                 -           -          32.3
Segment operating income (loss) (1)                  $  99.4     $ 123.3     $  (2.3)           $  48.4     $  57.4      $  12.2
Gross margin percentages                                18.0%       19.3%       18.1%              30.1%       30.7%        27.6%
Operating margin percentages                            11.0%       13.6%        (.3)%             12.6%       13.8%         3.0%


(1) Excludes $0, $14.9 million and $38.3 million of unallocated corporate expense in 1995, 1994 and 1993, respectively.


1995 COMPARED TO 1994

A discussion of the results of operations for each of the Company's operating segments follows:

AUTOMOTIVE PRODUCTS

NET SALES: Automotive Products' net sales increased 0.2% to $906.9 million in 1995, up $2.0 million over 1994. Increased sales in three of the Company's five high volume products (molded carpet, luggage compartment trim and accessory mats), as well as the addition of Manchester Plastics on January 3, 1996, were substantially offset by a decrease in sales of convertible top systems and automotive bodycloth. The North American automobile and light truck build declined 1.3% in 1995 from 1994.

Automotive bodycloth sales decreased 3.8% to $327.5 million in 1995, down $12.8 million from 1994. The decline in sales was primarily due to a 8.2% decrease in unit shipments, which was partially mitigated by an 4.9% increase in average selling price due primarily to a shift in product mix. The unit shipment decline resulted from reduced automotive build in certain high content platforms which the Company supplies. The overall decrease in automotive bodycloth for the year was principally related to decreased sales to the Chrysler minivan platforms, the Ford Thunderbird, Windstar, Ranger and F-Series Truck and the Chevrolet Caprice and S-10 Truck. These decreases were partially offset by increased sales to the

                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Chevrolet C/K Truck, Cavalier and Blazer, the Toyota Avalon and Pickup Truck, the Ford Contour and Escort, the Mercury Sable and the Chrysler Concorde.

Molded floor carpet sales increased 8.7% to $231.8 million, up $18.6 million over 1994. The increase in sales was due to a 3.0% increase in unit shipments and a 5.6% increase in average selling price. The increase in average selling price is partially attributable to a shift in OEM production to higher content vehicles, such as the Chevrolet C/K truck line and the Ford Explorer. For the year, the overall increase in molded carpet sales was principally related to increased sales to the Chrysler Cirrus/Stratus, T300 Truck and Caravan minivan, the Ford Explorer and the Chevrolet C/K Truck. These increases were partially offset by decreased sales to the Chrysler Voyager minivan, the Ford Mustang and Probe, the Cadillac DeVille and the Toyota Camry.

Luggage compartment trim sales increased 15.8% to $52.4 million, up $7.2 million over 1994. The increase in sales was primarily due to an 7.1% increase in unit shipments and a 8.1% increase in average selling price. The increase in unit shipments and average selling price reflects the OEMs' continued move to finished luggage compartments. For the year, the overall increase in luggage compartment trim sales was principally related to increased sales to the Ford Explorer, the Chrysler Cirrus/Stratus and the Honda Civic. These increases were partially offset by decreased sales to the Nissan Sentra, the Chrysler Neon and the Pontiac Bonneville.

Accessory mat sales increased 7.4% to $80.3 million, up $5.5 million over 1994. The increase in sales was primarily due to increased unit volume. For the year the overall increase in accessory mat sales was principally related to increased sales to the Ford Explorer, the Chrysler Cirrus/Stratus, the Toyota Avalon and the Honda Civic. These increases were partially offset by decreased sales to the Ford Mustang, Probe and Thunderbird, the Mazda 626, and the Mercury Cougar.

Convertible top systems sales decreased 27.5% to $58.2 million, down $22.0 million from 1994. The net decrease in sales resulted from a 46.2% decline in OEM production of the Ford Mustang convertible and the scheduled discontinuance of the Chrysler LeBaron convertible, which were partially offset by the introduction of the new Chrysler Sebring convertible in the latter part of October and the new Alfa Romeo Spider convertible, which began volume production in February 1995.

These   factors   resulted   in  the   Company's   average   revenue  per  North
American-produced   vehicle  of   approximately   $54  for  1995   compared   to
approximately $53 for 1994.

GROSS MARGIN: For 1995, gross margin was 18.0% of sales, down from 19.3% in 1994. The decrease in gross margin was attributable primarily to the decline in convertible top system sales, which carry higher contribution margins than the segment's average. In addition, gross margin was impacted by certain manufacturing inefficiencies, commission weaving costs incurred due to capacity constraints in the production of automotive bodycloth during the first half of 1995 and charges totaling $2.4 million related to a plant closing and the write-off of certain assets.

The Company terminated commission weaving during the second quarter of 1995. Manufacturing inefficiencies which impacted the first and second quarters resulted from the in-house startup of fabric lines which had previously been woven outside on a commission basis.

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Manufacturing inefficiencies also resulted to a lesser extent from the reengineering of fabric lines to meet customers' specifications. For the year, the impact of raw material price increases was offset by the segment's cost improvement programs and to a lesser extent by price increases to customers.

During the fourth quarter of 1995, Automotive Products incurred charges of $2.4 million related to the anticipated closure of a molded carpet plant in Clinton, Oklahoma, the write-down of spinning equipment previously utilized in the production of molded carpet for Chrysler in Canada and the decision to discontinue the Company's automotive aftermarket accessory mat product line. The closure of the Clinton facility, which impacted 93 employees, and the write-down of the Canadian molded carpet equipment, resulted from changes in the supply requirements of certain of the Company's OEM customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Automotive Products' selling, general and administrative expenses increased 23.5% to $63.6 million in 1995, up $12.1 million over 1994. The increase is attributable to higher styling and product development costs, the expansion of existing businesses into Mexico and Austria, the acquisition of Manchester Plastics in January 1996, the allocation of previously unallocated corporate costs and increased expenses resulting from divisional reorganizations. Selling, general and administrative expenses as a percentage of sales increased to 7.0% in 1995 from 5.7% in 1994.

INTERIOR FURNISHINGS

NET SALES: Interior Furnishings' net sales decreased 7.2% to $384.5 million in 1995, down $30.0 million from 1994.

In Decorative Fabrics, sales decreased 14.4% to $262.4 million, down $44.1 million from 1994. This decline was due to overall softness in the home furnishings market which the Company's Mastercraft division serves, the sale of the Warner and Greeff product lines in 1994, and a 29.1% decline in velvet furniture products. The Mastercraft division sales decline reflects a 6.2% decrease in unit volume and the impact of a shift in the average selling price due to increased sales of the division's lower priced Advantage product line. In 1994 the Warner and Greeff product lines generated $13.5 million in sales. The sales decline in furniture velvets is attributable to lost customers resulting from the Company's redeployment of manufacturing capacity from velvet furniture products to automotive seat fabrics in 1994.

In 1995, Floorcoverings' sales increased 13.1% to $122.2 million, up $14.1 million over 1994. This increase is largely attributable to a 15.0% increase in unit shipments, primarily in six-foot roll sales to all market segments. The Company attributes the Floorcoverings sales growth to its strategy of increasing its penetration of market segments through more focused coverage of those segments and the addition of new sales personnel in 1995.

GROSS MARGIN: Interior Furnishings' gross margin declined to 30.1% of sales in 1995 from 30.7% in 1994. The decrease reflects the overall reduction in decorative fabric volume and the impact of raw material price increases. These factors were partially offset by improvements in manufacturing efficiencies in the Decorative Fabrics group resulting from Mastercraft's loom modernization program which was completed in 1995, as well as improved sales volume in Floorcoverings.

              COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Interior Furnishings' selling, general and administrative expenses decreased 3.8% to $67.3 million in 1995, down $2.7 million from 1994. The net decrease is primarily due to the sale of the Warner and Greeff product lines offset by planned increases in expenses related to sales growth in Floorcoverings and the allocation of previously unallocated corporate expenses. The Warner and Greeff product lines incurred $5.9 million in selling, general and administrative expenses in 1994. Selling, general and administrative expenses as a percentage of sales increased to 17.5% in 1995 from 16.9% in 1994.

TOTAL COMPANY

NET SALES: Net sales decreased 2.1% to $1,291.5 million in 1995, down $27.9 million from 1994. The overall net sales decrease reflects decreases in the Interior Furnishings segment offset by a slight increase in the Company's Automotive Products segment as discussed above.

GROSS MARGIN: Gross margin decreased to $279.1 million in 1995 or 21.6%of sales, down from $302.2 million or 22.9% of sales in 1994. The decrease in the gross margin in 1995 relates primarily to decreased volume in Automotive Products' convertible top systems business and in Interior Furnishings' Decorative Fabrics business. Additionally, gross margin was negatively impacted by charges related to a plant closing and write-down of certain assets as well as raw material price increases and certain manufacturing inefficiencies in Automotive Products' bodycloth business during the first half of 1995. The decrease was partially offset by increased volume in the Floorcoverings business and increased unit volume and average selling prices in Automotive Products' molded carpet business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $131.0 million in 1995 were $5.4 million lower than in 1994. The decrease resulted primarily from a reduction in certain advisory fees and the sale of the Warner and Greeff product lines in 1994 partially offset by increased product development, the acquisition of Manchester Plastics and increased general and administrative costs due to expansion in Mexico and Austria. Selling, general and administrative expenses as a percentage of sales decreased to 10.1% in 1995 from 10.3% in 1994.

INTEREST EXPENSE: Interest expense, allocated to continuing operations, net of interest income of $1.6 million in 1995 and $6.4 million in 1994, decreased to $47.9 million in 1995 from $75.0 million in 1994. In 1995, interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $50.2 million from $82.1 million in 1994. The overall decrease in interest expense was due to the Recapitalization, which reduced the amount of overall outstanding indebtedness and replaced higher fixed rate indebtedness with variable rate borrowings.

LOSS ON THE SALE OF  RECEIVABLES:  Beginning with the  Recapitalization  in July
1994, the Company has sold on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $8.7 million was incurred in 1995 compared to a loss of $7.6 million in 1994. Of the $7.6 million loss recorded in 1994, $1.3 million related to one time fees and expenses related to the Bridge Receivables Facility.

INCOME TAXES: In 1995, the Company recognized a $138.5 million tax benefit compared with a $11.0 million provision in 1994. In 1995, the benefit principally resulted from a reduction

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

of valuation allowances against the Company's Federal net operating loss carryforwards and other deferred tax assets, offset by $11.3 million in current foreign, state, franchise and Federal alternative minimum taxes. In 1994, income taxes consisted of foreign, state and franchise taxes and, to a small extent, Federal alternative minimum tax.

DISCONTINUED OPERATIONS: The Company's loss from discontinued operations was $23.3 million in 1995 compared with income of $5.8 million in 1994. In 1995 and 1994 discontinued operations consisted of the Company's Wallcoverings subsidiary, which was discontinued on April 8, 1996. The loss in 1995 resulted from charges for a write-down of inventory, the consolidation of all distribution activities to a new state of the art distribution center under construction in Knoxville, Tennessee, the closure of Wallcoverings' Hammond, Indiana facility and the reengineering of its production processes.

EXTRAORDINARY LOSS ON THE EXTINGUISHMENT OF DEBT: During 1994, the Company, as part of the Recapitalization, recognized a loss on the extinguishment of debt of $106.5 million, consisting of $9.6 million of premiums paid to redeem indebtedness and $96.9 million of unamortized discounts, deferred financing charges and defeasance costs.

NET INCOME: The combined effect of the foregoing resulted in a net income of $206.4 million in 1995 compared to a net loss of $30.8 million in 1994.

1994 COMPARED TO 1993

A discussion of the results of operations for each of the Company's operating segments follows:

AUTOMOTIVE PRODUCTS

NET SALES: Automotive Products' net sales increased 33.5% to approximately $904.9 million in 1994, up $227.0 million over 1993. The increase is attributable to increased sales volume, which reflects the impact of a 10.6% increase in North American automobile and light truck build in 1994 from 1993. Of the net sales increase, 53% related to automotive bodycloth, 20% related to convertible top and topstack products and 16% related to molded floor carpet. The remainder related to other automotive products.

The bodycloth increase was primarily due to the Company's jacquard velvets product line, currently utilized in such high volume models as the General Motors C/K Truck line, and to other new placements including the Chevrolet Monte Carlo, the Ford Contour/Mystique, Windstar and F-Series Trucks and the Chrysler Cirrus/Stratus. Existing product placements which experienced significant overall increases in volume over 1993 were the Pontiac Grand Am and Bonneville and the Chrysler Minivans.

The molded floor carpet increase was due to a 17% increase in unit shipments principally related to increased production of high volume models including Cadillac DeVille, Oldsmobile Aurora, Chevrolet C/K Truck line, Chrysler Minivans, Ford Mustang, Toyota Camry, and the Dodge T-300 and Dakota Trucks.

The convertible top and topstack increase resulted from Ford's full production of the Mustang convertible and increased volume of the Chrysler LeBaron convertible.

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

These   factors   resulted   in  the   Company's   average   revenue  per  North
American-produced   vehicle  of   approximately   $53  for  1994   compared   to
approximately $43 for 1993.

GROSS MARGIN: For 1994, gross margin was 19.3%, up from 18.1% in 1993. During the third and fourth quarters, the Company incurred premium freight and commission weaving costs related to capacity constraints for certain automotive seat fabrics. The premium freight and commission weaving costs offset the improvements in gross margin which resulted from spreading fixed costs over higher production volume and from continued benefits of reducing costs of non-conforming products. The Company terminated commission weaving during the second quarter of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Automotive Products' selling, general and administrative expenses decreased 6.3% or $3.5 million in 1994 as compared to 1993. The reduction is attributable to lower styling and product development costs in the segment's automotive carpet product line and reduced administrative expenses resulting from reductions in administrative head count and changes in postretirement plan provisions. Selling, general and administrative expenses as a percentage of sales decreased to 5.7% in 1994 from 8.1% in 1993.

INTERIOR FURNISHINGS

NET SALES: Interior Furnishings' net sales increased 1.8% to $414.5 million in 1994, up $7.3 million over 1993. In Decorative Fabrics, sales declined $7.2 million to $306.5 million. This decline was primarily due to the Company's redeployment of manufacturing capacity from certain Decorative Fabrics velvet furniture products to automotive seat fabrics and to softness in the Mastercraft product line commencing in the third quarter, which was partially offset by increased sales in the contract fabric lines. Management believes that the sales decline experienced by Mastercraft in the second half of 1994 primarily reflects increased competition from lower priced fabrics. In 1994, Floorcoverings' net sales increased $14.4 million over 1993. This increase is largely attributable to a 16.3% increase in volume, primarily in six-foot roll sales to the education and corporate markets and in sales in the southern United States.

GROSS MARGIN: Interior Furnishings' gross margin rose to 30.7% of sales in 1994 from 27.6% in 1993. The increase reflects improvements in manufacturing efficiencies in the Decorative Fabrics group resulting from Mastercraft's loom modernization and cost improvement programs, as well as improved sales volumes and product mix in Floorcoverings.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Interior Furnishings' selling, general and administrative expenses increased 2.9% or $2.0 million in 1994 from 1993. The increase is primarily due to increased selling expenses related to sales volume increases in Floorcoverings as well as a planned expansion of that group's sales staff. Selling, general and administrative expenses as a percentage of sales increased to 16.9% in 1994 from 16.7% in 1993.

TOTAL COMPANY

NET SALES: Net sales increased 21.6% to $1,319.4 million in 1994, up $234.3 million over 1993. The overall net sales increase reflects increases in the Company's Automotive Products and Interior Furnishings segments.

                   COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

GROSS MARGIN: Gross margin increased to $302.2 million in 1994 or 22.9% of sales, up from $235.0 million or 21.7% of sales in 1993. The increase in the gross margin in 1994 relates primarily to increased volume in the Company's Automotive Products segment, which resulted in lower fixed costs per unit, and manufacturing efficiencies in the Interior Furnishings segment, offset by premium freight and commission weaving charges in the Automotive Products segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $136.4 million in 1994 were $1.9 million higher than in 1993. The increase resulted from higher unallocated corporate expenses of $3.4 million and increased selling, general and administrative expenses at Interior Furnishings of $2.0 million, offset partially by a $3.5 million reduction of selling, general and administrative expenses at Automotive Products. In 1994, unallocated corporate expenses of $14.9 million were $3.4 million higher than 1993 expenses. The increase in unallocated corporate expenses relates to fees for services performed by affiliates of Blackstone
Partners and of WP Partners in connection with the Company's evaluation of refinancing and strategic alternatives and certain other advisory services. Selling, general and administrative expenses as a percentage of sales decreased to 10.3% in 1994 from 12.4% in 1993.

MANAGEMENT EQUITY PLAN: In 1993, the Company incurred a one-time charge of $26.7 million related to the Company's 1993 Employee Stock Plan.

GOODWILL WRITE-OFF AND AMORTIZATION: During the third quarter ended October 30, 1993, the Company wrote off its remaining goodwill of $129.9 million of which $100.0 million related to continuing operations. The write-off was based on management's assessment of the Company's financial condition given the Company's capital structure at that time. Although management of the Company, based on the facts known to it at October 30, 1993, was expecting both cyclical and long-term improvement in the results of operations, an analysis suggested that, given the Company's capital structure at that time, a deterioration of the financial condition of the Company had occurred and cumulative future net income would not be sufficient to recover the Company's remaining goodwill balance at October 30, 1993.

Goodwill amortization related to continuing operations was $2.1 million in 1993. No goodwill amortization was recorded in 1994 as a result of the write-off of goodwill at October 30, 1993.

INTEREST EXPENSE: Interest expense allocated to continuing operations, net of interest income of $6.4 million in 1994 and $4.4 million in 1993, decreased to $75.0 million in 1994 from $111.0 million in 1993. In 1994, interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $82.1 million from $135.1 million in 1993. The overall decrease in interest expense was principally due to the Recapitalization, which reduced the amount of outstanding indebtedness and replaced higher fixed rate indebtedness with variable rate borrowings. No interest was allocated to discontinued operations in 1994.

LOSS ON THE SALE OF RECEIVABLES: On July 13, 1994, the Company, as part of the Recapitalization, sold through Carcorp, Inc., its wholly-owned, bankruptcy-remote subsidiary ("Carcorp"), an undivided senior interest in a pool of accounts receivable to Chemical Bank (the "Bridge Receivables Facility"). In connection with the receivables sale, a loss of $7.6 million was incurred in 1994. Of this loss, $1.3 million related to fees and expenses

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

associated with the sale and $6.3 million related to discounts on the receivables sold.

INCOME TAXES: In 1994, the provision for income taxes was $11.0 million compared with $10.5 million in 1993. In 1994 and 1993 income tax expense consisted of foreign, state and franchise taxes.

DISCONTINUED OPERATIONS: The Company's income from discontinued operations was $5.8 million in 1994 million compared with a loss of $123.3 million in 1993. In 1994, income from discontinued operations consisted of the Company's Wallcoverings subsidiary, which was discontinued effective April 8, 1996. The Company's loss from discontinued operations in 1993 was principally related to an operating loss in the Company's Wallcoverings subsidiary, and the accrual of additional reserves (i) for the significant reduction in estimated proceeds from disposition and other costs in connection with the sale or disposition of inventory, real estate and other assets of the Company's Builders Emporium division, (ii) to provide for employee severance and other costs and (iii) to realize a previously unrecognized loss as a result of the decision to retain Dura Convertible Systems. The 1993 loss was partially offset by a $28.1 million gain on the sale of Kayser-Roth Corporation.

EXTRAORDINARY  LOSS  ON  THE EXTINGUISHMENT  OF  DEBT:  On  July 13,  1994,  the
Company, as part of the Recapitalization, recognized a loss on the extinguishment of debt of $106.5 million. This second quarter 1994 loss consisted of $9.6 million of premiums paid to redeem indebtedness and $96.9 million of unamortized discounts, deferred financing charges and defeasance costs.

NET INCOME: The combined effect of the foregoing resulted in a net loss of $30.8 million in 1994 compared to a net loss of $277.7 million in 1993.

LIQUIDITY AND CAPITAL RESOURCES

        The Company and its subsidiaries had cash and cash equivalents totaling $1.0 million and $3.3 million at January 27, 1996 and January 28, 1995, respectively. The Company had a total of $54.2 million of borrowing availability under its credit arrangements as of January 27, 1996. The total was comprised of $46.9 million under the Revolving Facility, $1.8 million under the Receivables Facility and approximately $5.5 million under a bank demand line of credit in Canada.

        As part of the Recapitalization, in July 1994 the Company's C&A Products subsidiary entered into new credit facilities. The new credit facilities consist of (i) the Term Loan Facilities, comprised of term loans in an initial aggregate principal amount of $475 million (including a $45 million facility in Canada), of which $461.8 million was outstanding at January 27, 1996, with a term of eight years, (ii) the Revolving Facility, having an aggregate principal amount of up to $150 million with a term of seven years (the Term Loan Facilities and Revolving Facility, together, the "Facilities") and (iii) the Bridge Receivables Facility, which was terminated and replaced with the Receivables Facility (as hereinafter defined). The Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities. In addition, C&A Products is prohibited from paying dividends or making other distributions to the Company

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

except to the extent necessary to allow the Company to pay taxes, ordinary expenses, permitted dividends on the Common Stock and for permitted repurchases of shares or options and to make permitted investments in finance, foreign or acquired subsidiaries. The Company does not believe such prohibition will have a material adverse impact on the Company because all the Company's operations are conducted, and all the Company's debt obligations are issued, by C&A Products and its subsidiaries.

         On March 31, 1995, C&A Products repaid and terminated the Bridge Receivables Facility and entered, through the Trust formed by Carcorp, into a new receivables facility (the "Receivables Facility") comprised of (i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers"). The certificates represent the right to receive payments generated by the receivables held by the Trust.

         In connection with the proposed spin-off of Wallcoverings, Wallcoverings will be terminated as a seller of receivables under the
Receivables Facility. Receivables sold by Wallcoverings prior to such termination will remain in the Trust. The Company anticipates that the Trust will be required to redeem term certificates having a face value of approximately $20 million as the Trust collects the Wallcoverings receivables.

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at January 27, 1996 approximately $19.8 million was available under the variable funding certificates, of which $18.0 million was utilized.

         The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the Sellers. Collections on receivables are required to remain in the Trust if at any time the Trust does not contain sufficient eligible receivables to support the outstanding certificates. At January 27, 1996, cash collateral of $8.7 million was required to be retained in the Trust. Additionally, the Trust held $15.7 million of cash collections to be distributed upon the determination of eligibility at January 27, 1996. This amount has been recorded as a receivable from the Trust. The Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $25 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and changes in credit and collection practices) customary for facilities of this type. The commitments under the Receivables Facility will terminate prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and, in the case of the variable funding certificates, failure of the receivables to satisfy certain performance criteria.

         On December 22, 1995, the Company entered into an additional credit facility (the "Term Loan B Facility") to finance the January 1996 purchase of Manchester Plastics as discussed

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

above. The  Term  Loan  B  Facility   consists  of  a term loan in the principal
amount of $197 million, all of which was outstanding at January 27, 1996. In conjunction with the Term Loan B Facility, the restrictive covenants of the Facilities were amended, among other things, to permit the purchase of Manchester Plastics and the related financing. The restrictive covenants contained in the Term Loan B Facility are identical to those in the Facilities.

         During the year ended January 27, 1996, the Company sold and leased back $32.7 million of machinery and equipment utilized in the Automotive Products and Interior Furnishings segments under a master lease agreement. At January 27, 1996, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company, subject to the lessor's approval. The Company made lease payments of approximately $6.3 million in 1995 for machinery and equipment sold and leased back under this master lease. The Company expects lease payments under this master lease to be approximately $8.2 million in 1996.

         The  Company  makes  capital  expenditures  on a  recurring  basis  for replacements and improvements. As of January 27, 1996, the Company had approximately $47.9 million in outstanding capital expenditure commitments. During 1995, capital expenditures for continuing operations aggregated approximately $77.9 million as compared to $79.1 million in 1994. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. The Company currently anticipates that capital investments for continuing operations in 1996 will aggregate approximately $60 million to $70 million, a portion of which may be financed through leasing.

         The Company estimates that Wallcoverings will experience net cash requirements for working capital and capital expenditures, principally in connection with Wallcoverings' reengineering program, of approximately $15 million, prior to the spin-off. Additionally, the Company currently expects to expend approximately $35 million to make a cash investment in Wallcoverings for future working capital and capital expenditure requirements and to fund Wallcoverings' receivables which were previously sold to Carcorp. Amounts actually required for these purposes could differ from expected amounts due to, among other things, changes in Wallcoverings' operating results and the availability of outside financing for Wallcoverings.

         As discussed  previously,  on January 3, 1996,  C&A  Products  acquired
Manchester Plastics for approximately $184.0 million, which includes approximately $40.4 million of debt that was extinguished in connection with the acquisition. The acquisition, related fees and expenses, and estimated Manchester Plastics working capital requirements were financed by borrowings of $197 million under a term loan facility as discussed above.

         The Company's principal sources of funds are cash generated from continuing operations, borrowings under the Revolving Facility and the sale of receivables under the Receivables Facility. Net cash provided by the operating activities of the Company's continuing operations was $106.0 million for the year ended January 27, 1996. Additionally, the Company generated $32.8 million of cash in the sale/leaseback transactions discussed above.

         The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases, capital expenditures and potential acquisitions. At January 27, 1996, the Company had total outstanding indebtedness of $768.1 million (excluding approximately $28.1 million of outstanding letters of credit and $.7 million of indebtedness of the discontinued

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

Wallcovering segment) at an average interest rate of 7.6% per annum. Of the total outstanding indebtedness, $733.8 million relates to the Term Loan Facilities, the Term Loan B Facility and the Revolving Facility.

         In connection with the Company's 1995 stock repurchase program, the Company and its lenders entered into an amendment to the Facilities effective May 30, 1995 that permits the Company to spend up to $12 million annually to repurchase its shares. During the year ended January 27, 1996, the Company spent an aggregate of $11.7 million to repurchase its shares. The Company's Board of Directors authorized the expenditure of up to $12 million in 1996 to repurchase its shares. The Company believes it has sufficient liquidity to effect the stock repurchase program.

         Indebtedness under the Facilities bears interest at a per annum rate equal to the Company's choice of (i) Chemical Bank's Alternate Base Rate (which is the highest of Chemical's announced prime rate, the Federal Funds Rate plus
 .5% and Chemical's base certificate of deposit rate plus 1%) plus a margin ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Pursuant to the terms of the Facilities, at January 27, 1996 the "ABR Margin" was .75% and the "LIBOR Margin" was 1.75%. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chemical Bank's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Facilities and the Term Loan B Facility at January 27, 1996 was 7.7%. The weighted average interest rate on the sold interests under the Receivables Facility at January 27, 1996 was 6.1%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. Cash interest paid during 1995 and 1994 was $45.8 million and $77.9 million ($16.0 million of which was paid in connection with the Recapitalization), respectively.

         Due to the variable interest rates under the Facilities, the Term Loan B Facility and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during September 1994, the Company entered into a program to reduce its exposure to increases in interest rates through the use of interest rate cap and corridor agreements. Under these agreements, the Company had limited its exposure through October 17, 1995 on $300 million of notional principal amount at an average LIBOR strike price of 6.92% and on $250 million of notional principal amount from October 17, 1995 through October 17, 1996 at an average LIBOR strike price of 7.50%. Based upon amounts outstanding at January 27, 1996, a .5% increase in LIBOR (5.5% at January 27, 1996) would impact interest costs by approximately $3.7 million annually on the Facilities and the Term Loan B Facility and $.6 million annually on the Receivables Facility. In April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%.

         The current maturities of long-term debt primarily consist of the current portion of the Term Loan Facilities and the Term Loan B Facility, vendor financing, industrial revenue bonds and other miscellaneous debt. Repayments of indebtedness under the Facilities commenced in the third fiscal quarter of 1995. Repayments of indebtedness under the Term Loan B Facility commence in the first quarter of 1996. The maturities of long-term debt of

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

the Company's continuing operations during 1996 and for 1997, 1998, 1999 and 2000 are $51.5 million, $72.2 million, $92.9 million, $104.8 million and $111.5 million, respectively. In addition, the Term Loan Facilities and the Term Loan B Facility provide for mandatory prepayments with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations.

         The Company is sensitive to price movements in its raw material supply base. During 1995, price trends for many materials continued to increase. The Company anticipates that price increases in 1996 in its primary raw materials, some of which have already been announced, could increase the cost of purchased raw materials by approximately $20 million to $25 million on an annualized basis. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

         During the fourth quarter of 1995, the Company recorded charges of $26.1 million, which are primarily non-cash and for discontinued operations, to provide for facility consolidations, employee severance costs, elimination of excess manufacturing capacity and inventory write-downs related to distribution inefficiencies and excess quantities in certain product lines. Of these charges, $23.7 million relates to the Company's discontinued Wallcoverings business. The Company expects to incur cash costs of approximately $5.2 million relating to the charges.

         The Company currently operates four facilities in Mexico to supply automotive products to Mexican subsidiaries of U.S. based automobile manufacturers. The Company believes that, based on the size of its Mexican operations, fluctuations in the Mexican peso will not have a material impact on the Company's financial position or results of operations.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings, will be approximately $23 million in 1996. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under existing bank credit facilities.

TAX MATTERS

         In fiscal 1993 and prior years, the Company incurred significant financial reporting and tax losses principally as a result of a capital structure that contained a substantial amount of high interest rate debt. In addition, losses were incurred as the Company exited businesses which it did not consider to be consistent with its long-term strategy. Although

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

substantial net deferred tax assets were generated during these periods, a valuation allowance was established because in management's assessment the historical operating trends made it uncertain whether the net deferred tax assets would be realized.

         During July 1994, the Company completed the Offering and Recapitalization, which reduced the Company's indebtedness, lowered interest expense and provided liquidity for operations and other general corporate purposes. As a result of the Recapitalization, the Company's annual financing costs were reduced from $115 million in fiscal 1993 to $57 million in fiscal 1995. In fiscal 1994, the Company reported taxable income and had net income before an extraordinary loss on the Recapitalization for financial reporting purposes; however, management determined, largely because of the Company's prior losses, that it remained uncertain whether the net deferred tax assets would be realized.

         In fiscal 1995, the Company's continuing business segments generated substantial operating income, consistent with historical trends, that, when combined with the post-Recapitalization capital structure, resulted in income for both tax and financial reporting purposes. The spin-off of the
Wallcoverings segment that was announced in April 1996 further clarified management's assessment of the Company's likely future performance. Management considered these factors as well as the future outlook for its continuing businesses in concluding that it is more likely than not that net deferred tax assets of $156.8 million at January 27, 1996 will be realized. While continued operating performance at current levels is sufficient to realize these assets, the Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive and interior furnishings industries and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

         The valuation allowance at January 27, 1996 provides for certain deferred tax assets that in management's assessment will not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

         At January 27, 1996, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $286.5 million for Federal income tax purposes, which excludes $9 million related to the Company's discontinued Wallcoverings business. Substantially all of these NOLs expire over the period from 2000 to 2008. The Company also has unused Federal tax credits of approximately $15.6 million, $6.9 million of which expire during the period 1996 to 2003. The Company estimates that it will generate tax deductions of approximately $40.2 million in connection with the ultimate disposition of assets and liabilities of its discontinued businesses during the period 1996 to 1998, which were previously accrued for financial reporting purposes. The Company anticipates that utilization of these NOLs, tax credits and deductions will result in the payment of minimal Federal income taxes until these NOLs and tax credits are exhausted.

         Approximately $79.8 million of the Company's NOLs and $6.9 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. The Company believes that a substantial portion of these tax benefits will be realized in the future. Future sales of common stock by the Company or its principal shareholders, or changes in the composition of its principal shareholders, could constitute a "change in

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)

control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

         The Company previously reported that its Federal income tax returns for the period 1988 through 1991 were under examination and that the IRS had proposed adjustments that could have resulted in the loss of a material amount of the NOLs otherwise available to the Company in future years. During 1995 the IRS withdrew substantially all of the proposed adjustments. The Company agreed to pay tax and interest of $1.4 million and its NOLs were reduced by $6.1 million.

         The California Franchise Tax Board has challenged the treatment of the sale of certain foreign subsidiaries during 1987 and has issued a notice of tax assessment, which the Company received in November 1995, for approximately $11.8 million. The Company disputes the assessment and has filed a protest with the Franchise Tax Board. If the Franchise Tax Board were to maintain its position and such position were to be upheld in litigation, the Company would also become liable for the payment of interest which is currently estimated to be $13.9 million. In the opinion of management, the final determination of any additional tax and interest liability will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ENVIRONMENTAL MATTERS

         The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONCLUDED)

investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of January 27, 1996, including sites relating to the acquisition of Manchester Plastics and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 16 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 10 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of January 27, 1996, the Company's estimate of its liability for these 26 sites, which exclude sites related to Wallcoverings, is approximately $31.3 million. As of January 27, 1996, the Company has established reserves of approximately $38.9 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See  the  Consolidated   Financial   Statements  of  Collins  &  Aikman
Corporation and subsidiaries included herein and listed on the Index to Financial Statements set forth in Item 14 (a) of this Form 10-K report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant" and the information required by Item 401 of Regulation S-K regarding directors is incorporated herein by reference to that portion of the Registrant's definitive Proxy Statement to be used in connection with its 1996 Annual Meeting of Stockholders, which will be filed in final form with the Commission not later than 120 days after January 27, 1996 (the "Proxy Statement"), captioned "Election of Directors--Information as to Nominees and Other Directors". Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in the Proxy Statement.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)   FINANCIAL STATEMENTS:


                                                                           PAGE
                                                                          NUMBER
  Report of Independent Public Accountants..................................F-1

  Consolidated Statements of Operations for the fiscal years ended
    January 27, 1996, January 28, 1995 and January 29, 1994.................F-2

  Consolidated Balance Sheets at January 27, 1996 and January 28, 1995......F-3

  Consolidated Statements of Cash Flows for the fiscal years ended
    January 27, 1996, January 28, 1995 and January 29, 1994.................F-4

  Consolidated Statements of Common Stockholders' Deficit for the fiscal years ended January 27, 1996, January 28, 1995 and January 29, 1994.....F-5

  Notes to Consolidated Financial Statements................................F-6

(a) (2)  FINANCIAL SCHEDULES:

         The following financial statement schedules of Collins & Aikman Corporation for the fiscal years ended January 27, 1996, January 28, 1995 and January 29, 1994 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.



                                                                           PAGE
                                                                          NUMBER

     Report of Independent Public Accountants on Schedules................. S-1
     Schedule I-Condensed Financial Information of the Registrant.......... S-2
     Schedule II-Valuation and Qualifying Accounts ........................ S-5


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

     2.2 - Amendment to Merger Agreement dated November 17, 1995 by and among Collins & Aikman Products Co., LRI Acquisition Corporation and Larizza Industries, Inc. is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation's Report on Form
              10-Q for the fiscal quarter ended October 28, 1995.

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

     3.2    - By-laws  of  Collins & Aikman Corporation, as amended.

     3.3    - Certificate of  Elimination  of Cumulative Exchangeable Redeemable
              Preferred  Stock  of  Collins  &  Aikman   Corporation  is  hereby
              incorporated  by  reference  to  Exhibit  3.3 of  Collins & Aikman
              Corporation's  Report on Form 10-Q for the  fiscal  quarter  ended
              October 28, 1995.

     4.1    - Specimen   Stock   Certificate  for  the  Common  Stock  is hereby
              incorporated  by  reference  to  Exhibit 4.3 of Amendment No. 3 to
              Collins & Aikman  Holdings Corporation's Registration Statement on
              Form S-2 (Registration No. 33-53179) filed June 21, 1994.

     4.2    - Credit  Agreement   dated   as  of  June  22, 1994 between Collins
              &  Aikman Products Co. (formerly Collins & Aikman Corporation), as
              Borrower,  WCA  Canada Inc., as Canadian Borrower, the Company, as
              Guarantor, the lenders named therein,  Continental Bank, N.A., and
              NationsBank,  N.A.  as  Managing  Agents,  and  Chemical  Bank  as
              Administrative  Agent  is  hereby  incorporated  by  reference  to
              Exhibit  4.5 of Collins & Aikman Corporation's Report on Form 10-Q
              for the fiscal quarter ended July 30, 1994.

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




    EXHIBIT
     NUMBER                 DESCRIPTION
     4.4  - Second  Amendment  dated as of May 22, 1995 to the Credit  Agreement dated  as  of  June  22,  1994,  as  amended, among Collins & Aikman
            Products  Co.,  WCA  Canada  Inc., Collins & Aikman Corporation, the
            financial  institutions  party  thereto   and   Chemical   Bank,  as
            administrative  agent,  is  hereby  incorporated  by   reference  to
            Exhibit  4. 6  of Collins & Aikman Corporation's Report on Form 10-Q
            for the fiscal quarter ended April 29, 1995.

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

     4.6  - Fourth   Amendment   dated  as  of  December  8, 1995, to the Credit
            Agreement,  dated  as  of June 22, 1994, as amended, among Collins &
            Aikman  Products Co., WCA Canada Inc., Collins & Aikman Corporation,
            the  financial  institutions  party  thereto,  and  Chemical Bank as administrative agent.

     4.7  - Fifth Amendment, dated as of April 5, 1996, to the Credit Agreement, dated as of  June  22, 1994, as  amended,  among  Collins  &  Aikman
            Products Co., WCA  Canada  Inc.,  Collins &  Aikman Corporation, the
            financial institutions  party   thereto,   and   Chemical   Bank  as
            administrative agent.

     4.8  - Credit  Agreement,  dated  as  of December 22, 1995, among Collins &
            Aikman  Products  Co.,  Collins &  Aikman Corporation, the financial institutions  named  therein,  and  Chemical Bank, as administrative agent, is hereby incorporated by reference to Exhibit 4 of Collins &
            Aikman Corporation's Current Report  on  Form  8-K dated January 18,
            1996

     4.9 - First Amendment, dated as of April 5, 1996, to the Credit Agreement, dated as of December 22, 1995, among Collins & Aikman Products Co.,
            Collins & Aikman Corporation, the financial institutions party thereto, and Chemical Bank, as administrative agent.

            Collins  &  Aikman Corporation agrees to furnish to  the  Commission upon request in accordance with Item 601(b)(4)(iii(A)  of Regulation
            S-K  copies of  instruments  defining  the   rights  of  holders  of
            long-term  debt of  Collins  &  Aikman   Corporation   or any of its
            subsidiaries,  which debt does not exceed 10%  of  the total  assets
            of   Collins  &   Aikman  Corporation  and  its  subsidiaries  on  a
            consolidated basis.

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

    10.6    - Letter  Agreement  dated  as  of  June  30, 1995 between Collins &
              Aikman Corporation and an executive officer.*

    10.7    - Lease, executed as of the 1st  day  of  June  1987,  between  Dura
              Corporation and Dura Acquisition Corp. is hereby  incorporated  by reference to Exhibit 10.24 of Amendment  No. 5 to Collins & Aikman
              Holdings  Corporation's  Registration   Statement   on   Form  S-2
              (Registration No. 33-53179) filed July 6, 1994.

    10.8    - Collins & Aikman Corporation 1995 Executive Incentive Compensation
              Plan is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.*

    10.9 - Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment
              No. 5 to  Collins &  Aikman  Holdings  Corporation's  Registration
              Statement on Form S-2 (Registration No. 33-53179)  filed  July  6,
              1994.*

    10.10   - 1993   Employee   Stock  Option  Plan,   as  amended,   is  hereby
              incorporated  by  reference  to Exhibit  10.13 of Collins & Aikman
              Corporation's  Report on Form 10-Q for the  fiscal  quarter  ended
              April 29, 1995.*

    10.11   - 1994  Employee  Stock  Option  Plan  is  hereby   incorporated  by
              reference  to  Exhibit  10.14 of  Collins  & Aikman  Corporation's
              Report on Form 10-Q for the fiscal quarter ended April 29, 1995.*

    10.12 - 1994 Directors Stock Option Plan is hereby incorporated by reference to Exhibit 10.15 of Collins & Aikman Corporation's
              Report on Form 10-K for the fiscal year ended January 28, 1995.*


 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.


    EXHIBIT
    NUMBER                  DESCRIPTION
    10.13   - Amended and Restated  Receivables Sale Agreement dated as of March
              30, 1995 among Collins & Aikman Products Co., Ack-Ti-Lining, Inc.,
              WCA  Canada  Inc.,   Imperial   Wallcoverings,   Inc.,   The  Akro
              Corporation,  Dura  Convertible  Systems  Inc.,  each of the other subsidiaries  of Collins & Aikman  Products  Co. from time to time parties  thereto  and  Carcorp,  Inc.  is hereby  incorporated  by reference  to  Exhibit  10.18 of  Collins  & Aikman  Corporation's
              Report on Form 10-K to the fiscal year ended January 28, 1995.

    10.14   - Servicing  Agreement,  dated as of March 30, 1995,  among Carcorp,
              Inc., Collins & Aikman Products Co., as Master Servicer, each of the subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman
              Corporation's Report on Form 10-K to the fiscal year ended January
              28, 1995.

    10.15   - Pooling  Agreement,  dated as of March 30,  1995,  among  Carcorp,
              Inc.,  Collins  & Aikman  Products  Co.,  as Master  Servicer  and
              Chemical Bank, as Trustee is hereby  incorporated  by reference to
              Exhibit  10.20 of  Collins & Aikman  Corporation's  Report on Form
              10-K to the fiscal year ended January 28, 1995.

    10.16   - Series  1995-1  Supplement,  dated as of  March  30,  1995,  among
              Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman Corporation's Report on Form
              10-K to the fiscal year ended January 28, 1995.

    10.17   - Series  1995-2  Supplement,  dated as of  March  30,  1995,  among
              Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, the Initial Purchasers parties thereto, Societe Generale, as Agent for the Purchasers and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman
              Corporation's Report on Form 10-K to the fiscal year ended January
              28, 1995.

    10.18   - Amendment No.1, dated September 5, 1995,  among Carcorp,  Inc., as
              Company,  Collins & Aikman Products Co., as Master  Servicer,  and
              Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins &
              Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

    10.19   - Amendment No.2,  dated October 25, 1995,  among Carcorp,  Inc., as
              Collins & Aikman  Products Co., as Master  Servicer,  and Chemical
              Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and the Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins &
              Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 28, 1995.

    10.20   - Amendment  No.1,  dated  February 29, 1996,  to the Series  1995-1
              Supplement,  dated as of March  30,  1995,  among  Carcorp,  Inc.,
              Collins & Aikman  Products Co., as Master  Servicer,  and Chemical
              Bank, as Trustee.


 * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

    EXHIBIT
    NUMBER                  DESCRIPTION
    10.21   - Amendment  No.1,  dated  February 29, 1996,  to the Series  1995-2
              Supplement,  dated as of March  30,  1995,  among  Carcorp,  Inc.,
              Collins  &  Aikman  Products  Co.,  as  Master  Servicer,  Societe
              Generale, as agent and Chemical Bank, as Trustee.

    10.22 - Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and
              Collins & Aikman Products Co. Is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation's Report on Form
              10-Q for the fiscal quarter ended October 29, 1994.

    10.23   - Employment  Agreement  dated as of April 6, 1995 between Collins &
              Aikman   Products   Co.  and  an   executive   officer  is  hereby
              incorporated  by  reference  to Exhibit  10.24 of Collins & Aikman
              Corporation's  Report  on Form  10-K  for the  fiscal  year  ended
              January 28, 1995.*

    10.24 - Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman
              Corporation's  Report  on Form  10-K  for the  fiscal  year  ended
              January 28, 1995.*

    11      - Computation of Earnings Per Share.

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

(b)         REPORTS ON FORM 8-K.

        During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed a report on Form 8-K dated January 18, 1996, reporting under Item 2 thereof the acquisition on January 3, 1996 by the Company of Larizza Industries, Inc., whose sole operating unit is Manchester Plastics. In connection with this filing, the Company filed under Item 7 of Form 8-K the following financial statements:

     Independent  Auditors' Report dated February 9, 1995.

     Consolidated Balance Sheets of Larizza Industries, Inc. and Subsidiaries as of December 31, 1994 and December 31, 1993 (Audited)

     Consolidated Statements of Operations of Larizza Industries, Inc. and Subsidiaries for the years ended December 31, 1994, 1993 and 1992 (Audited).

     Consolidated Statements of Shareholders' Equity (Deficit) of Larizza Industries, Inc. and December 31, 1994, 1993 and 1992 (Audited).

     Consolidated Statements of Cash Flows of Larizza Industries, Inc. and Subsidiaries for the years ended December 31, 1994, 1993 and 1992 (Audited).

     Notes to Consolidated Financial Statements of Larizza Industries, Inc. - December 31, 1994, 1993 and 1992.

     Consolidated Condensed Balance Sheet of Larizza Industries, Inc. and Subsidiaries - September 30, 1995 (Unaudited).

     Consolidated Condensed Statements of Operations of Larizza Industries, Inc. and Subsidiaries - Three Months and Nine Months Ended September 30, 1995 and 1994 (Unaudited).

     Consolidated Condensed Statements of Cash Flows of Larizza Industries, Inc. and Subsidiaries - Nine Months Ended September 30, 1995 and 1994 (Unaudited).

     Notes to Consolidated  Condensed Financial Statements - September 30, 1995.

     Unaudited Pro Forma Consolidated Statement of Operations for the fiscal year ended January 28, 1995.

     Unaudited Pro Forma Consolidated Statement of Operations for the Nine Months ending October 28, 1995.

     Unaudited Pro Forma Consolidated Balance Sheet at October 28, 1995.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of April, 1996.

COLLINS & AIKMAN CORPORATION

By: /s/    David A. Stockman               By: /s/  Randall J. Weisenburger

           DAVID A. STOCKMAN                     RANDALL J. WEISENBURGER
CO-CHAIRMAN OF THE BOARD OF DIRECTORS      CO-CHAIRMAN OF THE BOARD OF DIRECTORS

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                                         TITLE                                 DATE
      --------------                                                  ----------------                         ---------
/s/ David A. Stockman                                            Co-Chairman of the                       April 19, 1996
- ----------------------------
    DAVID A. STOCKMAN                                            Board of Directors


/s/ Randall J. Weisenburger                                      Co-Chairman of the                       April 19, 1996
- ----------------------------
    RANDALL J. WEISENBURGER                                      Board of Directors


/s/ Thomas E. Hannah                                    Director and Chief Executive Officer              April 19, 1996
- ----------------------------
    THOMAS E. HANNAH                                        (Principal Executive Officer)


/s/ J. Michael Stepp                                Executive Vice President and Chief Financial          April 19, 1996
- ----------------------------
    J. MICHAEL STEPP                                 Officer (Principal Financial and Accounting
                                                                      Officer)

/s/ Robert C. Clark                                                   Director                            April 19, 1996
- ----------------------------
    ROBERT C. CLARK

/s/ George L. Majoros, Jr.                                            Director                            April 19, 1996
- ----------------------------
    GEORGE L. MAJOROS, JR.

/s/ James J. Mossman                                                  Director                            April 19, 1996
- ----------------------------
    JAMES J. MOSSMAN

/s/ Warren B. Rudman                                                  Director                            April 19, 1996
- ----------------------------
    WARREN B. RUDMAN

/s/ Stephen A. Schwarzman                                             Director                            April 19, 1996
- ----------------------------
    STEPHEN A. SCHWARZMAN

/s/ W. Townsend Ziebold, Jr.                                          Director                            April 19, 1996
- ----------------------------
    W. TOWNSEND ZIEBOLD, JR.

                                        38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



        To the Stockholders of Collins & Aikman Corporation:

               We have audited the accompanying consolidated balance sheets of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of January 27, 1996 and January 28, 1995, and the related consolidated statements of operations, cash flows, and common stockholders' deficit for each of the three fiscal years in the period ended January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Corporation and subsidiaries as of January 27, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 27, 1996, in conformity with generally accepted accounting principles.





                                                    ARTHUR ANDERSEN LLP

        Charlotte, North Carolina,
        April 10, 1996.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                         Fiscal Year Ended
                                                                       January 27,          January 28,           January 29,
                                                                           1996                 1995                  1994
                                                                       -----------          ------------          ------------


Net sales............................................................  $1,291,466           $ 1,319,379           $ 1,085,068
                                                                       -----------          ------------          -----------

Cost of goods sold...................................................   1,012,358             1,017,200               850,090
Selling, general and administrative expenses.........................     131,010               136,378               134,490
Management equity plan expense.......................................        -                     -                   26,736
Goodwill amortization and write-off..................................         270                  -                  102,120
                                                                       -----------          ------------          -----------

                                                                        1,143,638             1,153,578             1,113,436
                                                                       -----------          ------------          -----------

Operating income (loss)..............................................     147,828               165,801               (28,368)

Interest expense, net of interest income of
  $1,587, $6,404, and $4,434.........................................      47,938                75,006               110,962
Loss on sale of receivables..........................................       8,688                 7,616                 -
Dividends on preferred stock of subsidiary...........................        -                    2,258                 4,533
                                                                       -----------          ------------          -----------

Income (loss) from continuing operations
  before income taxes................................................      91,202                80,921              (143,863)

Income tax expense (benefit).........................................    (138,520)               11,015                10,494
                                                                       -----------          ------------          -----------

Income (loss) from continuing operations.............................     229,722                69,906              (154,357)

Discontinued operations:
  Income (loss) from operations, net of income
    tax expense (benefit) of $(595), $522 and
    $1,367...........................................................     (23,281)                5,840               (23,743)
  Loss on disposals, net of income tax benefit
    of $0, $0, and $344..............................................       -                     -                   (99,564)
                                                                       -----------          ------------          ------------

Income (loss) before extraordinary loss..............................     206,441                75,746              (277,664)

Extraordinary loss, net of income taxes of $0........................        -                 (106,528)                -
                                                                       -----------          ------------          ------------

Net income (loss)....................................................  $  206,441           $   (30,782)          $  (277,664)
                                                                       ===========          ============          ============

Dividends and accretion on preferred stock...........................        -                  (14,408)              (23,723)
                                                                       -----------          ------------          ------------
Excess of redemption cost over book value of
  preferred stock....................................................        -                  (82,022)                 -
                                                                       -----------          ------------          ------------

Income (loss) applicable to common
  stockholders.......................................................  $  206,441           $  (127,212)          $  (301,387)
                                                                       ===========          ============          ============

Net income (loss) per primary and fully diluted common share:
    Continuing operations............................................  $     3.23           $      (.50)          $     (6.54)
    Discontinued operations..........................................        (.33)                  .11                 (4.52)
    Extraordinary item...............................................        -                    (2.01)                 -
                                                                       -----------          ------------          ------------

    Net income (loss)................................................  $     2.90           $     (2.40)          $    (11.06)
                                                                       ===========          ============          ============

Average common shares outstanding:
    Primary..........................................................      71,194                52,905                27,260
                                                                       ===========          ============          ============

    Fully diluted....................................................      71,234                52,905                27,260
                                                                       ===========          ============          ============


               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                  January 27,           January 28,
                                                                                     1996                  1995
                                                                                  -----------           ----------
                                   ASSETS


Current Assets:
 Cash and cash equivalents...................................................     $      977            $    3,317
 Accounts and notes receivable, net of allowances
    of $4,302 and $6,390 ....................................................        128,595                91,559
 Inventories.................................................................        147,774               136,301
 Net assets of discontinued operations.......................................         79,401                75,623
 Other.......................................................................         74,158                33,453
                                                                                  -----------           ----------

    Total current assets.....................................................        430,905               340,253

Property, plant and equipment, net...........................................        286,033               252,891
Deferred tax assets..........................................................        124,395                  -
Goodwill, net................................................................        159,347                  -
Other assets.................................................................         49,327                47,174
                                                                                  -----------           ----------

                                                                                  $1,050,007            $  640,318
                                                                                  ===========           ==========

                LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

Current Liabilities:
 Notes payable...............................................................     $    2,101            $    1,723
 Current maturities of long-term debt........................................         51,508                17,819
 Accounts payable............................................................        117,059                86,642
 Accrued expenses............................................................         97,883               131,768
                                                                                  -----------           ----------

    Total current liabilities................................................        268,551               237,952

Long-term debt...............................................................        713,514               547,283
Deferred income taxes........................................................           -                      462
Other, including postretirement benefit obligation...........................        295,794               267,243
Commitments and contingencies................................................           -                     -

Common Stockholders' Deficit:
 Common stock (150,000 shares authorized, 70,521
    shares issued and 69,074 shares outstanding at
    January 27, 1996 and 70,521 shares issued and
    outstanding at January 28, 1995).........................................            705                   705
 Other paid-in capital.......................................................        585,469               586,281
 Accumulated deficit.........................................................       (770,139)             (976,549)
 Foreign currency translation adjustments....................................        (23,719)              (13,655)
 Pension equity adjustment...................................................         (9,090)               (9,404)
 Treasury stock, at cost (1,447 shares)......................................        (11,078)                 -
                                                                                  -----------           -----------

    Total common stockholders' deficit.......................................       (227,852)             (412,622)
                                                                                  -----------           -----------

                                                                                  $1,050,007            $  640,318
                                                                                  ===========           ==========





               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                           Fiscal Year Ended
                                                                          January 27,         January 28,         January 29,
                                                                             1996                1995                1994
                                                                          -----------         -----------         -----------

OPERATING ACTIVITIES
Income (loss) from continuing operations...............................   $  229,722          $   69,906          $ (154,357)
Adjustments to derive cash flow from continuing
 operating activities:
 Deferred income tax benefit...........................................     (149,822)               (105)             (3,128)
 Depreciation and leasehold amortization...............................       37,341              38,590              36,642
 Goodwill amortization and write-off...................................          270                -                102,120
 Management equity plan expense........................................         -                   -                 26,736
 Amortization of other assets and liabilities..........................        5,995               5,277              13,029
 (Increase) decrease in accounts and notes
    receivable.........................................................        2,535             (35,544)            (33,480)
 Increase in inventories...............................................       (1,837)            (12,731)             (6,912)
 Increase (decrease) in interest and dividends
    payable............................................................        1,353             (14,479)             (4,860)
 Increase in accounts payable..........................................        6,365              14,837               9,786
 Other, net............................................................      (25,964)            (21,991)             15,998
                                                                          -----------         -----------         ----------

    Net cash provided by continuing operating
      activities.......................................................      105,958              43,760               1,574
                                                                          -----------         -----------         ----------

Cash provided by (used in) Wallcoverings
 discontinued operations...............................................       (2,990)              6,796              21,049
Cash used in other discontinued operations.............................      (22,886)            (30,974)            (67,417)
                                                                          -----------         -----------         -----------

Net cash used by discontinued operations..............................       (25,876)            (24,178)            (46,368)
                                                                          -----------         -----------         -----------

INVESTING ACTIVITIES
Additions to property, plant and equipment.............................      (93,698)            (84,423)            (56,278)
Sales of property, plant and equipment.................................        2,733                 805              22,710
Proceeds from sale-leaseback arrangements..............................       32,818              30,365                -
Acquisition of businesses, net of cash acquired........................     (190,338)               -                   -
Net proceeds from disposition of discontinued
 operations............................................................         -                 68,861             148,743
Other, net.............................................................       (5,507)              1,915              44,271
                                                                          -----------         -----------         ----------

    Net cash provided by (used in) investing
      activities.......................................................     (253,992)             17,523             159,446
                                                                          -----------         -----------         ----------

FINANCING ACTIVITIES
Issuance of common stock...............................................         -                232,436                -
Issuance of long-term debt.............................................      213,658             675,234              76,135
Proceeds from (reduction of) participating
 interests in accounts receivable, net of
 redemptions...........................................................      (17,000)            145,000                -
Redemption of preferred stock..........................................         -               (219,110)               -
Repayment and defeasance of long-term debt.............................      (18,979)           (884,908)           (139,940)
Net borrowings (repayments) on revolving credit
 facilities, excluding the Recapitalization............................        5,000             (60,000)            (40,000)
Net borrowings (repayments) on notes payable...........................          214              (2,066)             (5,899)
Purchases of treasury stock............................................      (11,736)               -                   -
Proceeds from exercise of stock options................................          382                -                   -
Other, net.............................................................           31              (1,747)             (7,263)
                                                                          -----------         -----------         -----------

    Net cash provided by (used in) financing
      activities.......................................................      171,570            (115,161)           (116,967)
                                                                          -----------         -----------         -----------

Decrease in cash and cash equivalents..................................       (2,340)            (78,056)             (2,315)
Cash and cash equivalents at beginning of year.........................        3,317              81,373              83,688
                                                                          -----------         -----------         -----------

Cash and cash equivalents at end of year...............................   $      977          $    3,317          $   81,373
                                                                          ===========         ===========         ===========



               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT
                                 (in thousands)


                                                                                Foreign
                                                     Other                      Currency        Pension
                                           Common   Paid-in     Accumulated    Translation      Equity    Treasury
                                           Stock    Capital       Deficit      Adjustments    Adjustment    Stock          Total
                                           ------  ---------    -----------    -----------    ----------  ---------     ----------


Balance at January 30, 1993                $ 282   $133,581     $ (547,950)    $   (4,870)    $  (2,503)  $   -         $(421,460)
                                           -----   --------     -----------    -----------    ----------  ---------     ----------
1993 management equity plan
 expense...................................   -      26,736           -              -             -          -            26,736
Net loss ..................................   -        -          (277,664)          -             -          -          (277,664)
Redeemable preferred stock
 dividends.................................   -        -           (22,107)          -             -          -           (22,107)
Accretion of redeemable preferred stock....   -        -            (1,616)          -             -          -            (1,616)
Foreign currency translation
 adjustments...............................   -        -              -              (865)         -          -              (865)
Pension equity adjustment..................   -        -              -              -           (5,244)      -            (5,244)
                                           ------    -------      --------         ------        -------    ------       ---------

Balance at January 29, 1994                  282    160,317       (849,337)        (5,735)       (7,747)      -          (702,220)
                                           ------    -------      --------         ------        -------    ------       ---------

Issuance of shares through the
 Recapitalization..........................  423    426,759           -              -             -          -           427,182
Compensation expense adjustment............   -        (795)          -              -             -          -              (795)
Net loss...................................   -        -           (30,782)          -             -          -           (30,782)
Redeemable preferred stock
 dividends.................................   -        -           (12,380)          -             -          -           (12,380)
Accretion of redeemable preferred stock....   -        -            (2,028)          -             -          -            (2,028)
Excess of redemption cost over book
 value of redeemable preferred stock.......   -        -           (82,022)          -             -          -           (82,022)
Foreign currency translation
 adjustments...............................   -        -              -            (7,920)         -          -            (7,920)
Pension equity adjustment..................   -        -              -              -           (1,657)      -            (1,657)
                                           ------  ---------    -----------    -----------    ----------  ---------     ----------

Balance at January 28, 1995                  705    586,281       (976,549)       (13,655)       (9,404)      -          (412,622)
                                           ------  ---------    -----------    -----------    ----------  ---------     ----------

Compensation expense adjustment............   -        (567)          -              -             -          -              (567)
Net income.................................   -        -           206,441           -             -          -           206,441
Purchase of treasury stock
 (1,542 shares)............................   -        -              -              -             -       (11,736)       (11,736)
Exercise of stock options
 (95 shares)...............................   -        (245)           (31)          -             -           658            382
Foreign currency translation
 adjustments...............................   -        -              -           (10,064)         -          -           (10,064)
Pension equity adjustment..................   -        -              -              -              314       -               314
                                           ------  ---------    -----------    -----------    ----------  ---------     ---------

Balance at January 27, 1996                $ 705   $585,469     $ (770,139)    $  (23,719)    $  (9,090)  $(11,078)     $(227,852)
                                           ======  =========    ===========    ===========    ==========  =========     ==========





               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      Organization:

        Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. Prior to July 13, 1994, the Company was a wholly-owned subsidiary of Collins & Aikman Holdings II Corporation ("Holdings II"). In connection with an initial public offering of common stock and a recapitalization (the "Recapitalization") (described below), Holdings II was merged into the Company. Concurrently, Collins & Aikman Group, Inc., a wholly-owned subsidiary of the Company ("Group"), was merged into its wholly-owned subsidiary, Collins & Aikman Corporation, which changed its name to Collins & Aikman Products Co. ("C&A Products"). On July 7, 1994, the Company changed its name from Collins & Aikman Holdings Corporation to Collins & Aikman Corporation.

        Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of January 27, 1996, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 78% of the common stock of the Company.

        The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

2.      Summary of Significant Accounting Policies:

        Basis of Presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior year items have been reclassified to conform with the fiscal 1995 presentation and are primarily related to the Wallcoverings segment being reclassified as a discontinued operation. See Note 15.

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Fiscal Year - The fiscal year of the Company ends on the last Saturday of January. Fiscal 1995, fiscal 1994 and fiscal 1993 were 52-week years which ended on January 27, 1996, January 28, 1995 and January 29, 1994, respectively.

        Earnings (Loss) Per Share - Earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense. In connection with the merger of Holdings II into the Company, the 35,035,000 shares of common stock of the Company outstanding prior to the Recapitalization were canceled and approximately 28,164,000 shares of common stock were issued in exchange for the common stock of Holdings II. All historical amounts and earnings (loss) per share computations have been adjusted to reflect the merger. Net losses have been adjusted by dividends and accretion requirements on preferred stock and

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



the excess of redemption cost over book value of preferred stock to compute the losses applicable to common stockholders.

        Foreign Currency Translation - Foreign currency accounts are translated in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"). SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of common stockholders' deficit. Translation adjustments during fiscal 1995, 1994 and 1993 were ($10.1) million, ($7.9) million, and ($.9) million, respectively.

        Cash and Cash Equivalents - Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

        Inventories - Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

        Insurance Deposits - Other current assets as of January 27, 1996 and January 28, 1995 included $.5 million and $14.4 million, respectively, which were on deposit with an Insurer to cover the self-insured portion of the Company's workers' compensation, automotive and general liabilities. During fiscal 1995, the Company replaced certain of these deposits with letters of credit of approximately $12.5 million. The Company's reserves for these claims were determined based upon actuarial analyses and aggregated $23.6 million and $26.5 million at January 27, 1996 and January 28, 1995, respectively. Of these reserves, $6.0 million and $16.1 million, respectively, were classified in current liabilities.

        Property, Plant and Equipment - Property, plant and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

        Long Lived Assets - In the fourth quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's consolidated results of operations.

        Goodwill - Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill applicable to continuing operations for

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



fiscal years 1995 and 1993 was $.3 million and $2.1 million, respectively. Accumulated amortization at January 27, 1996 was $.3 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At January 27, 1996, the Company believes the goodwill of $159.3 million was not impaired. See Notes 3 and 7.

        Environmental - The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. Accruals for environmental liabilities are generally included in the consolidated balance sheet as other noncurrent liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.

        Newly Issued Accounting Standards - In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. If the Company elects to remain under the existing accounting rules for stock options, it will be required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the new fair value method for recognition purposes. The Company has not determined the method which it will adopt under SFAS No. 123 and has not determined the impact on its consolidated financial position or results of operations.

3.      Acquisitions:

        During fiscal 1995, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's consolidated statement of operations for the periods in which they were owned by the Company.

        On January 3, 1996, the Company completed the acquisition of Manchester Plastics for a purchase price of approximately $184.0 million, including $40.4 million of debt extinguished in connection with the acquisition. The acquisition, related fees and expenses and estimated Manchester Plastics' working capital requirements were financed with the proceeds from a $197 million term loan facility. Manchester Plastics is a designer and manufacturer of high quality plastic-based automotive door panels, headrests, floor console systems and instrument panel components used in the interior of automobiles, light trucks, sport utility vehicles and minivans. It serves the North American automakers from seven manufacturing plants in the United States and Canada. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of forty years on a straight line basis.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




        In  November  1995,  the  Company   acquired   certain  assets  of  Amco
Manufacturing Corporation and its Mexican affiliate Omca, Inc. (collectively "Amco") for approximately $7 million. The assets acquired are used in the manufacture and design of convertible tops and related parts for the automotive manufacturers in the United States and Mexico as well as the automotive aftermarket. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of forty years on a straight line basis.

        In determining the amortization period of goodwill assigned to these automotive industry acquisitions, management assessed the impact of these acquisitions on the Company's ability to strategically position itself with the long term trends in the design and manufacturing of automotive products. These trends highlight the increased use of plastic components and U.S. OEMs' movement to fewer suppliers and to suppliers with engineering and design capabilities. The Company anticipates the reduction in the supply chain will result in integration whereby the complete interior of an automobile will be co-designed and developed with a single supplier who will manufacture and deliver required components. The Company anticipates these capabilities will be essential to its long term strategic positioning as a key supplier within the automotive industry and with its OEM customers.

4.      Recapitalization:

        On July 13, 1994, the Company completed an initial public offering (the "Offering") of 15,000,000 shares of its common stock. The Offering provided net proceeds to the Company of $145.4 million. In addition, the Company sold to its principal stockholders, Blackstone Partners and WP Partners, and their respective affiliates an additional 8,810,000 shares for $87 million. These proceeds were combined with $720 million of proceeds from new credit facilities and existing cash to redeem all outstanding shares of preferred stock issued by the Company and Group as well as virtually all their outstanding indebtedness. In a noncash transaction, approximately 18,500,000 shares were issued by the Company in exchange for outstanding indebtedness in an amount of $194.7 million.

5.      Pro Forma Information:

        Set forth below are unaudited pro forma  consolidated  results  assuming
(i) the Offering and Recapitalization had occurred as of the beginning of each of the 1994 and 1993 fiscal years and (ii) the fiscal 1995 acquisitions of Manchester Plastics and Amco had occurred as of the beginning of each of the 1995 and 1994 fiscal years (in thousands, except per share amounts):


                                                               1995                1994               1993
                                                            ----------          ----------         ----------

        Net sales........................................   $1,473,529          $1,496,476         $1,085,068
        Operating income (loss)..........................      152,116             188,923            (25,368)
        Interest expense, net............................       62,838              51,398             25,253
        Loss on the sale of receivables..................        8,688               9,805              7,195
        Income (loss) from continuing operations.........      218,862             112,671            (67,830)
        Income (loss) from continuing operations
                per common share.........................         3.07                1.56               (.97)
        Average shares outstanding.......................       71,194              72,166             69,617


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



        The pro forma information excludes discontinued operations and the extraordinary loss since the pro forma adjustments did not impact the discontinued operations or extraordinary loss. Additionally, the computation of pro forma data excludes all interest and other charges related to the preferred stock and indebtedness redeemed as part of the Offering and Recapitalization.

6.      Interest Rate Protection Program:

        The Company maintains a program designed to reduce its exposure to changes in the cost of its variable rate borrowings by the use of interest rate cap and corridor agreements. The strike price of these agreements exceeded the current market levels at the time they were entered into and their cost is included in interest expense ratably during the life of the agreements. Payments to be received, if any, as a result of the agreements are accrued as a reduction of interest expense. Unamortized costs of these agreements are included in other assets. Under these agreements, the Company has limited its exposure on notional principal amounts as follows (in thousands):

    Protection Period   Notional Principal Amount   Average LIBOR Strike Price
    -----------------   -------------------------   --------------------------

    October 1994 thru
      October 1995             $ 300,000                       6.92%
    October 1995 thru
      October 1996             $ 250,000                       7.50%



         Amortization of these agreements amounted to $.7 million and $.1 million, respectively, during fiscal 1995 and 1994. Information regarding the fair value of these agreements is included in Note 20.

7.       Goodwill:

         Fiscal 1995 Acquisitions

         Goodwill shown in the consolidated balance sheet at January 27, 1996 relates to: 1) the Company's fiscal 1995 acquisition of Manchester Plastics and
2) the Company's fiscal 1995 acquisition of Amco.

         Pre-1995 Goodwill

         At October 30, 1993, before giving effect to the write-off described below, the Company's continuing operations had $100.0 million of goodwill which arose as a result of the acquisition of Group in December 1988. The substantial losses of Builders Emporium home improvement chain ("Builders Emporium") and the inability to sell Builders Emporium as an ongoing entity left the Company with materially higher leverage and interest costs than previously anticipated. The inability of the Company to sell its Dura Convertible Systems division ("Dura") at an acceptable price along with the sale of Kayser-Roth Corporation ("Kayser-Roth") at a price and on terms that were worse than management's prior expectations of value were additional adverse factors. Prior to the end of the third quarter of fiscal

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1993, management explored debt recapitalization alternatives and the possibility of raising new equity capital. The indications from the financial community at that time were that a debt recapitalization was not likely to significantly reduce the Company's interest burden and that raising new equity capital to deleverage the Company was not feasible at that time. Although management of the Company, based on the facts known to it at October 30, 1993, was expecting both cyclical and long-term improvement in the results of operations, an analysis indicated that, given the Company's capital structure, a deterioration of the financial condition of the Company had occurred. As a result, the Company forecasted its operating results forward 35 years, which approximated the remaining amortization period of the Company's goodwill at October 30, 1993, to determine whether cumulative net income would be sufficient to recover the goodwill. At October 30, 1993, management believed that the projected future results were the most likely scenario given the Company's capital structure at that time. In spite of the fact that the results reflected in the forecasts showed improvement over the historical results achieved during the past few years, the result was a cumulative net loss. Accordingly, the Company's continuing operations wrote off its remaining goodwill balance of $100.0 million during the third quarter ended October 30, 1993.

8.       Inventories:

         Inventory balances are summarized below (in thousands):

                                            January 27,         January 28,
                                               1996                1995
                                            -----------         ----------

         Raw materials...................   $   80,827          $   74,871
         Work in process.................       24,140              22,112
         Finished goods..................       42,807              39,318
                                            -----------         ----------

                                            $  147,774          $  136,301
                                            ===========         ==========


9.       Property, Plant and Equipment, Net:

         Property,   plant  and  equipment,   net,  are  summarized   below  (in
thousands):

                                                     January 27,    January 28,
                                                         1996           1995
                                                     -----------    -----------

         Land and improvements...................   $   21,349     $   21,238
         Buildings...............................      117,442         91,855
         Machinery and equipment.................      346,001        315,130
         Leasehold improvements..................        2,426            833
         Construction in progress................       21,199         27,668
                                                     -----------    ----------
                                                       508,417        456,724
         Less accumulated depreciation and
                   amortization..................     (222,384)      (203,833)
                                                     -----------    ----------

                                                     $ 286,033      $ 252,891
                                                     ===========    ==========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         Depreciation  and  leasehold   amortization  of  property,   plant  and
equipment applicable to continuing operations was $37.3 million, $38.6 million, and $36.6 million for fiscal 1995, 1994 and 1993, respectively.

10.      Accrued Expenses:

         Accrued expenses are summarized below (in thousands):

                                                 January 27,      January 28,
                                                     1996             1995
                                                 -----------      -----------

         Payroll and employee benefits.......... $   33,530      $   36,639
         Interest...............................      7,239           5,886
         Insurance..............................     14,633          22,859
         Other..................................     42,481          66,384
                                                 -----------     ----------

                                                 $   97,883      $  131,768
                                                 ===========     ==========

11.      Long-Term Debt:

         Long-term debt is summarized below (in thousands):

                                                 January 27,      January 28,
                                                     1996            1995
                                                  -----------      -----------

         Revolving Facility..................... $   75,000      $   70,000
         Term Loan Facilities ..................    461,806         475,000
         Term Loan B Facility...................    197,000               -
         Other..................................     31,216          20,102
                                                 -----------       ----------

         Total debt.............................    765,022         565,102

         Less current maturities................    (51,508)        (17,819)
                                                 -----------      -----------

                                                 $  713,514      $  547,283
                                                 ===========      ===========



         As part of the Recapitalization on July 13, 1994, the Company's C&A Products subsidiary entered into the new credit facilities aggregating $775 million, which together with proceeds from the Offering and available cash, were used to effect a defeasance and redemption or repayment of virtually all outstanding indebtedness of the Company.

         The new credit facilities consist of (i) the Term Loan Facilities, comprised of term loans in an initial aggregate principal amount of $475 million (including a $45 million Canadian loan) and having a term of eight years, (ii) the Revolving Facility, having an aggregate principal amount of up to $150 million and a term of seven years (the Term Loan

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Facility and Revolving Facility, together, the "Facilities") and (iii) the Bridge Receivables Facility, which was terminated and replaced with the Receivables Facility (See Note 12). The Facilities contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are typical for such facilities. See Note 17.

         On December 22, 1995, the Company entered into an additional credit facility (the "Term Loan B Facility") to finance the January 1996 purchase of Manchester Plastics, as discussed previously. The Term Loan B Facility consists of a term loan with a principal amount of $197 million all of which was outstanding at January 27, 1996. In conjunction with the Term Loan B Facility, the restrictive covenants of the Facilities were amended to facilitate the purchase of Manchester Plastics. The restrictive covenants of the Term Loan B Facility are identical to those of the Facilities.

         The Company's obligations under the Facilities and the Term Loan B Facility are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

         Indebtedness under the Facilities bears interest at a per annum rate equal to the Company's choice of (i) Chemical Bank's ("Chemical's") Alternate Base Rate (which is the highest of Chemical's announced prime rate, the Federal Funds Rate plus .5% and Chemical's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR Margin") ranging from 1% to 1.75%. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chemical's Alternate Base Rate (which is the highest of Chemical's announced prime rate, the Federal Funds Rate plus .5% and Chemical's base certificate of deposit rate plus 1%) plus a margin of 1.25% or (ii) the offered rates for LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. Pursuant to the terms of the Facilities, at January 27, 1996 the ABR Margin is .75% and the LIBOR Margin is 1.75%. The weighted average rate of interest on the balances outstanding under the Facilities and the Term Loan B Facility at January 27, 1996 was 7.7%.

         The Company had a total of $54.2 million of borrowing availability under its credit arrangements as of January 27, 1996. The total is comprised of approximately $46.9 million under the Revolving Facility, approximately $1.8 million under the Receivables Facility and approximately $5.5 million under a bank demand line of credit in Canada. At January 27, 1996, the Company had approximately $28.1 million outstanding in letters of credit.

         The current maturities of long-term debt primarily consist of the current portion of the Term Loan Facilities, Term Loan B Facility, vendor financing, industrial revenue bonds and other miscellaneous debt. Repayments of indebtedness under the Facilities commenced in the third quarter of fiscal 1995. Repayments of indebtedness under the Term Loan B Facility commence in the first quarter of fiscal 1996. In addition, the Facilities and the Term Loan B Facility provide for mandatory prepayments with certain excess cash flows of the Company and net cash proceeds of certain asset sales or other dispositions by the Company, certain sale-leaseback transactions and certain issuances of debt obligations.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




         At January 27, 1996, the scheduled annual maturities of long-term debt are as follows (in thousands):

         Fiscal Year Ending
         -----------------

         January 1997.........................................   $  51,508
         January 1998.........................................      72,244
         January 1999.........................................      92,876
         January 2000.........................................     104,845
         January 2001.........................................     111,545
         Later Years..........................................     332,004
                                                                 ---------
                                                                 $ 765,022
                                                                 =========

         The Company has filed a shelf registration statement providing for issuance of up to $400 million of debt securities. The issuance of debt securities under the registration statement would require amendment to the Company's credit facilities.

         As part of the Recapitalization, the Company defeased or redeemed the following face value of indebtedness (in thousands):

         Credit facility......................................   $ 122,581
         Debentures due 2005..................................     138,694
         Senior subordinated debentures due 2001..............     347,414
         Subordinated notes due 1995..........................     137,359
         Subordinated debentures due 1997.....................      24,500
         Subordinated PIK bridge notes due 1996...............       9,712
         Subordinated PIK bridge notes due 1996 exchanged
               for common stock...............................     194,745
         Other................................................       8,094
                                                                 ---------
                                                                 $ 983,099
                                                                 =========

         The redemption of this indebtedness resulted in a loss of $106.5 million consisting of premiums paid of $9.6 million, unamortized debt discounts and deferred debt expenses of $79.7 million and $11.8 million, respectively, and post defeasance interest of $5.4 million.

         Total interest paid by the Company on all indebtedness was $45.8 million, $77.9 million, and $101.5 million for fiscal 1995, 1994 and 1993, respectively.

12.      Receivables Facility:

         In connection with the Recapitalization, on July 13, 1994, C&A Products and certain of its subsidiaries (the "Sellers") transferred approximately $190.0 million of customer trade receivables to Carcorp, Inc. ("Carcorp"), a wholly-owned, bankruptcy remote subsidiary of C&A Products which, in turn, on July 13, 1994, sold an undivided senior interest in the receivables pool for $136.8 million to Chemical pursuant to a Receivables Transfer and

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Servicing  Agreement  with  Chemical,   as  administrative  agent  (the  "Bridge
Receivables Facility").

         On March 31, 1995, C&A Products repaid and terminated the Bridge Receivables Facility and entered, through the trust formed by Carcorp, into a new receivables facility (the "Receivables Facility") comprised of (i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the trust virtually all trade receivables generated by the Sellers. The certificates represent the right to receive payments generated by the receivables held by the trust.

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at January 27, 1996 approximately $19.8 million was available under the variable funding certificates, of which $18.0 million was utilized.

         In connection with the receivables sales, a loss of $8.7 million and $7.6 million was incurred in fiscal 1995 and 1994, respectively. Of the fiscal 1994 loss, $1.3 million related to initial fees and expenses associated with the sales and $6.3 million related to discounts on the receivables sold.

         As of January 27, 1996, Carcorp's total receivables pool was $198.9 million net of reserves for doubtful accounts. As of January 27, 1996, the holders of term certificates and variable funding certificates collectively had invested $128 million to purchase an undivided senior interest (net of settlements in transit) in the trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date.

13.      Lease Commitments:

         The Company is lessee under various long-term operating leases for land and buildings for periods up to forty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to ten years.

         On September 30, 1994, the Company entered into a master equipment lease agreement. Pursuant to that agreement, during fiscal 1995 and 1994 the Company sold and leased back equipment utilized in its Automotive Products and Interior Furnishings segments. During fiscal 1995 and 1994, the aggregate net book values of the equipment totaling $32.7 million and $29.8 million, respectively, were removed from the balance sheet and the gains realized on the sales totaling approximately $.1 million and $.6 million, respectively, were deferred and are being recognized as adjustments to rent expense over the lease terms. The Company made lease payments of approximately $6.3 million and $4.0 million for fiscal 1995 and 1994, respectively. The Company has a purchase option on the equipment at the end of the lease

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating. The Company may sell and lease back additional equipment in the future under the same master lease agreement, subject to lessors' approval.

         At January 27, 1996, future minimum lease payments under operating leases for continuing operations are as follows (in thousands):

         Fiscal Year Ending
         ------------------

         January 1997...................................          $  20,006
         January 1998...................................             18,753
         January 1999...................................             17,587
         January 2000...................................             17,099
         January 2001...................................             16,955
         Later years....................................             41,016
                                                                  ---------

                                                                  $ 131,416
                                                                  =========

         Rental expense of continuing operations under operating leases was $16.3 million, $13.1 million, and $11.6 million for fiscal 1995, 1994 and 1993, respectively. Obligations under capital leases are not significant.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



14.      Employee Benefit Plans:

         Defined Benefit Plans

         Subsidiaries of the Company have defined benefit pension plans covering substantially all employees who meet eligibility requirements. Plan benefits are generally based on years of service and employees' compensation during their years of employment. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act. Assets of the pension plans are held in a master trust which invests primarily in equity and fixed income securities.

         The net periodic pension cost of continuing operations for fiscal 1995, 1994 and 1993 includes the following components (in thousands):


                                                                                    Fiscal Year Ended
                                                                  January 27,          January 28,        January 29,
                                                                     1996                 1995               1994
                                                                  -----------          -----------        -----------
         Service cost...........................................  $  4,645             $    4,698         $    4,490
         Interest cost on projected benefit obligation and
           service cost.........................................     7,776                  6,659              6,049
         Actual loss (gain) on assets...........................   (10,706)                 1,036             (5,099)
         Net amortization and deferral..........................     4,926                 (6,491)            (1,412)
                                                                   ----------          -----------        -----------

         Net periodic pension cost..............................  $  6,641             $    5,902         $    4,028
                                                                  ==========           ===========        ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The  following  table sets forth the plans'  funded  status and amounts
recognized   in   the   Company's   consolidated   balance   sheets,   excluding
Wallcoverings, at January 27, 1996 and January 28, 1995 (in thousands):


                                                           January 27, 1996                          January 28, 1995
                                                         ------------------------                  --------------------
                                                            Plans for Which                            Plans for Which
                                                         ------------------------                  ---------------------
                                                       Assets           Accumulated             Assets            Accumulated
                                                       Exceed             Benefits              Exceed              Benefits
                                                    Accumulated            Exceed             Accumulated            Exceed
                                                      Benefits             Assets               Benefits             Assets
                                                    -----------         ------------         -------------        ------------

Actuarial present value of benefit obligations:

    Vested benefit obligation.......................$  (22,462)         $  (81,694)           $  (18,785)         $  (70,968)
                                                    ===========         ===========           ===========         ===========

    Accumulated benefit obligation..................$  (23,043)         $  (88,308)           $  (19,383)         $  (76,203)
                                                    ===========         ===========           ===========         ===========

    Projected benefit obligation....................$  (24,552)         $  (92,430)           $  (20,561)         $  (79,472)

Plan assets at fair value...........................    27,013              66,903                22,500              55,139
                                                    -----------         -----------           -----------         ----------

Projected benefit obligation less
  than (in excess of) plan assets...................     2,461             (25,527)                1,939             (24,333)
Unrecognized net loss...............................        15              15,402                   795              15,992
Prior service amounts not yet
  recognized in net periodic
  pension cost......................................       942              (4,555)                1,040              (5,249)
Adjustment required to recognize
  minimum liability.................................      -                 (9,261)                 -                 (9,040)
                                                    -----------         -----------           -----------         -----------
Pension asset (liability)
  recognized in the consolidated
  balance sheets....................................$    3,418          $  (23,941)           $    3,774          $  (22,630)
                                                    ===========         ===========           ===========         ===========



       The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% and 8.5% at January 27, 1996 and January 28, 1995, respectively. The expected rate of increase in future compensation levels is 5.5% and the expected long-term rate of return on plan assets was 9% in fiscal 1995 and 1994. The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87") require companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an offsetting intangible pension asset and, in certain situations, a contra-equity balance. In accordance with the provisions of SFAS No. 87, the consolidated balance sheets at January 27, 1996 and January 28, 1995 include an intangible pension asset of $.2 million and $.1 million; an additional minimum pension liability of $9.3 million and $9.0 million; and a contra-equity balance of $9.1 million and $9.4 million, respectively.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




       Defined Contribution Plans

        Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company's discretion as specified in the plan documents. Contributions related to continuing operations were $4.6 million, $4.2 million and $4.7 million for fiscal 1995, 1994 and 1993, respectively.

        Postretirement Benefit Plans

        Subsidiaries of the Company have provided postretirement life and health coverage for certain retirees under plans currently in effect. Many of the subsidiaries' domestic employees may be eligible for coverage if they reach retirement age while still employed by the Company.

        The net periodic  postretirement  benefit cost of continuing operations,
determined  on  the  accrual  basis,   includes  the  following  components  (in
thousands):

                                                           Fiscal Year Ended
                                                 January 27,   January 28,  January 29,
                                                    1996          1995         1994
                                                 -----------   -----------  ----------

         Service cost.........................  $   1,005     $   1,237    $    1,735
         Interest cost on accumulated
                 postretirement benefit
                 obligation...................      2,692         2,677         3,666
         Net amortization.....................     (1,809)       (1,532)         (200)
                                                -----------   -----------   -----------
         Net periodic postretirement
                 benefit cost                   $   1,888     $    2,382   $    5,201
                                                ===========   ===========  ==========



        The following table sets forth the amount of accumulated postretirement benefit obligation included in the Company's consolidated balance sheets, excluding Wallcoverings, (in thousands):

                                                         January 27, January 28,
                                                            1996        1995
                                                         ----------- ----------

         Retirees..................................... $   36,341  $   34,291
         Fully eligible active plan participants......     12,269      10,123
         Other active plan participants...............     13,651      11,102
         Unrecognized prior service gain from
                 plan amendments......................     20,717      22,766
         Unrecognized net gain........................      9,031      16,059
                                                         ----------- ----------

         Accumulated postretirement
                 benefit obligation...................  $   92,009  $   94,341
                                                         =========== ==========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.5% at January 27, 1996 and January 28, 1995, respectively. The Company does not fund its postretirement benefit plans.

         For measurement purposes, an 11% and 12% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1996 and 1995, respectively; the rate was assumed to decrease 1 percentage point per year to 6% and remain at that level thereafter. The health care cost trend rate assumption has an impact on the amounts reported; however, the Company's obligation is limited by certain amended provisions of the various plans, as further described below. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of January 27, 1996 by $1.3 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.2 million.

         Effective April 1, 1994, the Company amended the postretirement benefit plan which covers substantially all of the eligible current and retired employees of the Company's continuing operations. Pursuant to the amendment, the Company's obligation for future inflation of health care costs will be limited to 6% per year through March 31, 1998. Subsequent to March 1998, the Company's portion of coverage costs will not be adjusted for inflation in health care costs.

15.      Discontinued Operations:

         On April 9, 1996, the Company announced a plan to spin off its Imperial Wallcoverings subsidiary ("Wallcoverings") to the stockholders of the Company in the form of a stock dividend. The spin-off requires, among other things, the consent of the Company's lenders and the final approval of the Company's Board of Directors. The Company expects the spin-off to occur in the summer of 1996. The Company has accounted for the financial results and net assets of Wallcoverings as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect Wallcoverings as a discontinued operation.

         Wallcoverings incurred a $23.3 million loss in fiscal 1995, income of $5.8 million in fiscal 1994 and a loss of $19.0 million in fiscal 1993. Included in the fiscal 1995 loss were $9.9 million in charges related to the consolidation of distribution activities, and the closure of the segment's Hammond, Indiana facility. See Note 16 for further discussion on facility closings. Additionally, $3.0 million in charges related to the impairment of assets and $10.8 million related to a write-down of inventory were incurred in fiscal 1995. Included in the fiscal 1993 loss was a $29.9 million write-off of Wallcoverings goodwill at October 30, 1993. For further discussion of the analysis that resulted in this write-off see Note 7.

         As of the end of fiscal 1992, the Company reclassified its Builders Emporium home improvement retail chain and its Engineering Group as discontinued operations. The Company recorded a loss on a disposal of discontinued operations of $168.0 million in the fourth quarter of fiscal 1992 principally to provide for the expected loss on sale of Builders Emporium. In March 1993, the Engineering Group was sold for approximately $51 million. As of the end of the second quarter of fiscal 1993, the Company determined that it would be

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



unable to sell Builders Emporium as an ongoing entity. The Company recorded an additional loss on disposal of discontinued operations of $125.5 million principally to (i) provide additional reserves for the significant reduction in estimated proceeds from disposition and other costs in connection with the sale or disposition of Builders Emporium's inventory, real estate and other assets,
(ii) provide for employee severance and other costs and (iii) realize a previously unrecognized loss as a result of the decision to retain Dura. Builders Emporium's inventory was sold during the third and fourth quarters of fiscal 1993 and all accounts receivable and accounts payable balances were settled as of January 28, 1995. Remaining assets and liabilities of Builders Emporium at January 27, 1996 relate primarily to 6 owned and 3 leased real estate properties and self-insured workers compensation liabilities, which continue to be liquidated.

         Kayser-Roth was reclassified as a discontinued operation at the end of the third fiscal quarter ended October 30, 1993 and was sold on January 28, 1994 for a total price of approximately $170 million, subject to a post-closing purchase price adjustment of $5.1 million which was paid to the purchaser of Kayser-Roth on September 1, 1994. In connection with the sale, the Company received a 90 day $70 million senior unsecured bridge note from the purchaser which was collected with accrued interest on April 27, 1994. The gain on disposal of $28.1 million in the fourth quarter of fiscal 1993 related to the sale of Kayser-Roth.

         Net sales of discontinued operations in fiscal 1995, 1994, and 1993 aggregated approximately $205.3 million, $216.6 million, and $1,010.5 million, respectively. Subsequent to their respective reclassifications as discontinued operations, sales of Builders Emporium aggregated approximately $410.0 million and sales of Kayser-Roth aggregated approximately $95.0 million. Net interest expense of discontinued operations including amounts attributable to discontinued operations was $.7 million, $.7 million and $19.2 million in fiscal 1995, 1994 and 1993, respectively. Interest expense of $13.1 million during fiscal 1993 has been allocated to discontinued operations based upon the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. Interest expense incurred by Builders Emporium and Kayser-Roth subsequent to their reclassification as discontinued operations aggregated $2.2 million. Such amounts were charged to discontinued operations reserves.

         In connection with certain discontinued operations, the Company has future minimum lease payments and future sublease rental receipts at January 27, 1996 as follows (in thousands):
                                     Minimum Lease            Sublease Rental
           Fiscal Year Ending           Payments                  Receipts
- -----------------------------        -------------            ---------------
January 1997......................     $  14,057                 $   4,967
January 1998......................         9,854                     2,661
January 1999......................         6,777                     1,868
January 2000......................         4,981                     1,564
January 2001......................         2,721                       839
Later years.......................         5,210                       115
                                       ----------                ---------
                                       $  43,600                 $  12,014
                                       ==========                =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




16.      Facility Closing Costs:

         In the fourth quarter of fiscal 1995, the Company in its Automotive Products segment provided for the cost to exit one manufacturing facility affecting approximately 90 employees. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued Wallcoverings segment. The Wallcoverings closings affected approximately 200 employees. The components of the reserves for these facility closings, which are expected to be completed during fiscal 1996, are as follows (in thousands):


                                                                           Write-Down of Property,
                                                                           Plant and Equipment to           Remaining Reserve
                                                  Original Reserve          Net Realization Value           January 27, 1996
                                              ------------------------     -----------------------      ------------------------
                                              Continuing    Discontinued   Continuing   Discontinued    Continuing   Discontinued
                                              Operations     Operations    Operations    Operations     Operations    Operations
                                              ----------    ------------   ----------  -------------   ------------  ------------

Anticipated losses associated with the
   disposal of property, plant and
   equipment................................  $     385     $     5,721    $    (385)   $    (5,721)    $     -      $      -

Anticipated expenditures to close and
   dispose of idled facilities..............        513           2,766         -              -               513         2,766

Anticipated severance benefits..............        406           1,410         -              -               406         1,410
                                              ----------    ------------   ----------   ------------    -----------  -----------

                                              $   1,304     $     9,897    $    (385)   $    (5,721)    $      919   $     4,176
                                              ==========    ============   ==========   ============    ===========  ===========



17.  Common Stock and Preferred Stock:

        At January 29, 1994, 1,000 shares of $1.00 par value common stock were authorized, issued and outstanding. The Company's Certificate of Incorporation was amended on April 27, 1994 to authorize 150,000,000 shares of common stock, to reduce the par value of the common stock from $1.00 to $.01 per share and to authorize a 35,035 for 1 stock split of all outstanding shares of common stock. The stock split was effective April 27, 1994. In connection with the merger of Holdings II into the Company, the 35,035,000 shares of common stock of the Company outstanding prior to the Recapitalization were canceled and approximately 28,164,000 shares of common stock were issued in exchange for the common stock of Holdings II. All historical amounts and earnings (loss) per share computations have been adjusted to reflect the merger and the stock split.

        In connection with the 1989 merger of a wholly owned subsidiary of the Company into Group, approximately 4,250,000 shares of 15 1/2% Cumulative Exchangeable Redeemable Preferred Stock ("Merger Preferred Stock"), par value $.01 (authorized 16,000,000 shares), were issued. At January 29, 1994, approximately 6,268,000 shares were outstanding. Dividends payable in additional shares accrued during fiscal 1994 and 1993, including accretion for the difference between redemption value and fair value at date of issuance, aggregated approximately $14.4 million and $23.7 million, respectively. All of the shares of Merger Preferred Stock were redeemed in connection with the Recapitalization.

        At January 29, 1994, 30,000,000 shares of $.10 par value preferred stock of Group were authorized and approximately 1,806,000 shares of $2.50 Convertible Preferred Stock, Series

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



A of Group ("Series A Preferred Stock") were outstanding. Each share of Series A Preferred Stock of Group had an annual dividend of $2.50 per share. All of the Series A Preferred Stock of Group was redeemed in connection with the Recapitalization.

        The Company has not declared or paid cash dividends on its common stock since its incorporation. The Facilities and the Term Loan B Facility limit any dividends paid to a maximum of $12 million per fiscal year unless the principal amount of the Term Loan Facilities is reduced to less than $350 million and certain other conditions are satisfied (in which case the Facilities limit dividends paid in any year to a maximum of 25% of net income for the prior fiscal year).

18.  Stock Option Plans:

        Effective on January 28, 1994, the Company adopted the 1993 Employee Stock Option Plan ("1993 Plan") for certain key employees. The 1993 Plan was created primarily for the special purpose of rewarding key employees for the appreciation earned through prior service under the Company's previous equity share plan that was terminated on October 29, 1993. The 1993 Plan authorizes the issuance of 3,119,466 shares of common stock. Effective on January 28, 1994, the Company granted options to acquire 3,119,466 shares of the common stock. The majority of these options vested 40% in June 1995 with the remaining shares vesting in June 1996. In connection with the adoption of this plan, the Company recorded a charge of $26.7 million for management equity plan expense in fiscal 1993.

        In addition, effective in April 1994, the 1994 Employee Stock Option Plan ("1994 Plan") was adopted as a successor to the 1993 Plan to facilitate awards to certain key employees and to consultants. The 1994 Plan authorizes the issuance of up to 2,980,534 shares of common stock and provides that no options may be granted after 10 years from the effective date of this plan. Options vest, in each case, as specified by the Company's compensation committee, generally over three years after issuance. At January 27, 1996, options representing 2,516,152 shares of common stock were available for grants.

        Effective on February 23, 1995, the Company adopted the 1994 Director's Stock Option Plan ("the Director's Plan") which provides for the issuance of a maximum of 600,000 options to acquire common stock to nonmanagement directors and directors not affiliated with a major stockholder. As of January 27, 1996, 30,000 options had been granted.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



        At  January  27,  1996,   1,251,887  of  the  outstanding  options  were
exercisable. Upon a change of control, as defined, all of the above options become fully vested and exercisable.

        Stock option activity under the plans is as follows:

                                                                       Fiscal Year Ended
                                                          -------------------------------------------------
                                                          January 27, 1996                 January 28, 1995
                                                          -----------------------      --------------------

                                                          Number           Price        Number       Price
                                                            of              Per           of          Per
                                                          Shares           Share         Shares      Share
                                                          -------          ------       --------    --------
        Outstanding beginning
           of year..................................... 3,096,802      $3.99 - $10.50  3,119,466  $3.99 - $ 8.26

        Awarded........................................   431,500       7.00 -   8.88    186,634   4.43 -  10.50
        Cancelled......................................  (135,003)      3.99 -   8.75   (209,298)  3.99 -   8.26
        Exercised......................................   (95,263)      3.99                -           -
                                                        ----------                     ----------

        Outstanding at end of year.....................  3,298,036      3.99 -  10.50  3,096,802   3.99 -  10.50
                                                        ==========                     ==========

19.  Income Taxes:

        Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax asset (liability) as of January 27, 1996 and January 28, 1995 were as follows (in thousands):

                                                                                     January 27,              January 28,
                                                                                        1996                     1995
                                                                                     -----------              ----------

         Deferred tax assets:
               Employee benefits, including postretirement benefits..............     $   64,485               $   66,371
               Net operating loss carryforwards..................................        101,984                  132,408
               Investment tax credit carryforwards...............................          6,900                   10,700
               Alternative minimum tax credits...................................          8,700                    6,700
               Other liabilities and reserves....................................         79,206                   96,222
               Valuation allowance...............................................        (51,573)                (261,323)
                                                                                     -----------              -----------
                     Total deferred tax assets...................................        209,702                   51,078

         Deferred tax liabilities:
               Property, plant and equipment.....................................        (45,300)                 (51,540)
               Undistributed earnings of foreign subsidiaries....................         (7,600)                    -
                                                                                     -----------              -----------
                     Total deferred tax liabilities..............................        (52,900)                 (51,540)
                                                                                     -----------              -----------

         Net deferred tax asset (liability)......................................     $  156,802               $     (462)
                                                                                     ===========              ===========


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



        The above amounts have been classified in the consolidated balance sheet as follows (in thousands):
                                                       January 27,  January 28,
                                                           1996         1995
                                                       -----------  -----------
         Deferred tax assets and (liabilities):
                  Current, included in other
                        current assets............... $   32,407    $    -
                  Noncurrent.........................    124,395         (462)
                                                       -----------  -----------
                                                      $  156,802    $    (462)
                                                       ===========  ===========



        In fiscal 1993 and prior years, the Company incurred significant financial reporting and tax losses principally as a result of a capital structure that contained a substantial amount of high interest rate debt. In addition, losses were incurred as the Company exited businesses which it did not consider to be consistent with its long-term strategy. Although substantial net deferred tax assets were generated during these periods, a valuation allowance was established because in management's assessment the historical operating trends made it uncertain whether the net deferred tax assets would be realized.

        During July 1994, the Company completed the Offering and Recapitalization, which reduced the Company's indebtedness, lowered interest expense and provided liquidity for operations and other general corporate purposes. As a result of the Recapitalization, the Company's annual financing costs were reduced from $115 million in fiscal 1993 to $57 million in fiscal 1995. In fiscal 1994, the Company reported taxable income and had net income before an extraordinary loss on the Recapitalization for financial reporting purposes; however, management determined, largely because of the Company's prior losses, that it remained uncertain whether the net deferred tax assets would be realized.

        In fiscal 1995, the Company's continuing business segments generated substantial operating income, consistent with historical trends, that, when combined with the post-Recapitalization capital structure, resulted in income for both tax and financial reporting purposes. The spin-off of the Wallcoverings segment that was announced in April 1996 further clarified management's assessment of the Company's future performance. Management considered these factors as well as the future outlook for its continuing businesses in concluding that it is more likely than not that net deferred tax assets of $156.8 million at January 27, 1996 will be realized. While continued operating performance at current levels is sufficient to realize these assets, the Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive and interior furnishings industries and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

        The valuation allowance at January 27, 1996 provides for certain deferred tax assets that in management's assessment will not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

        Deferred income taxes and withholding taxes have been provided on earnings of the Company's foreign subsidiaries to the extent it is anticipated that the earnings will be

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



remitted in the future as dividends. Deferred income taxes and withholding taxes have not been provided on the remaining undistributed earnings of foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings on which the Company has not provided deferred income taxes and withholding taxes are not significant.

        The provisions for income taxes applicable to continuing operations for fiscal 1995, 1994 and 1993 are summarized as follows (in thousands):

                                            Fiscal Year Ended
                                 January 27,   January 28,    January 29,
                                    1996          1995           1994
                                 -----------   -----------    ----------
         Current
                 Federal........ $    1,730    $      150     $     -
                 State..........      3,332         4,576          5,821
                 Foreign........      6,240         6,394          7,801
                                 -----------   -----------    ----------
                                     11,302        11,120         13,622
                                 -----------   -----------    ----------
         Deferred
                 Federal........   (140,705)         -              -
                 State..........     (9,050)          162            (16)
                 Foreign........        (67)         (267)        (3,112)
                                 -----------   -----------    -----------
                                   (149,822)         (105)        (3,128)
                                 -----------   -----------    -----------
         Income tax expense
                   (benefit).... $ (138,520)   $   11,015     $   10,494
                                 ===========   ===========    ==========



       Domestic  and  foreign   components  of  income  (loss)  from  continuing
operations before income taxes are summarized as follows (in thousands):


                                              Fiscal Year Ended
                            January 27,          January 28,         January 29,
                               1996                 1995                1994
                            -----------          -----------         ----------
         Domestic.........  $   77,439           $   61,962          $ (146,258)
         Foreign..........      13,763               18,959               2,395
                            -----------          -----------         ----------

                            $   91,202           $   80,921          $ (143,863)
                            ===========          ===========         ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         A reconciliation between income taxes computed at the statutory Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in thousands):

                                                            Fiscal Year Ended
                                                 January 27,   January 28,    January 29,
                                                    1996          1995           1994
                                                 -----------   -----------    ----------
         Amount at statutory Federal rate........$   31,921    $   28,324     $  (50,352)
         State income taxes, net of Federal
                income tax benefit...............     2,325         3,080          4,963
         Foreign tax more (less) than Federal
                tax at statutory rate............     1,356          (509)         3,851
         Foreign dividend income.................       800        21,965           -
         Amortization and write-off of goodwill..        95          -            35,742
         Other...................................     1,250         2,898         (4,658)
         Change in valuation allowance...........  (176,267)      (44,743)        20,948
                                                 -----------   -----------    ----------

         Income tax expense (benefit) ...........$ (138,520)   $   11,015     $   10,494
                                                 ===========   ===========    ==========


         During fiscal 1995, the valuation allowance decreased $209.8 million from fiscal 1994. This decrease resulted primarily from the recognition of certain deferred tax assets discussed above as well as the utilization of deferred tax assets by continuing operations. An additional reduction of $33.5 million related primarily to changes in reserves for discontinued operations and certain other adjustments. During fiscal 1994, the valuation allowance decreased $26.0 million from fiscal 1993. The net decrease resulted from the utilization of $44.7 million for continuing operations offset by $18.7 million in additions related primarily to the deferral of the net benefits arising from the loss on redemption of indebtedness and other miscellaneous adjustments.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         At January 27, 1996, the Company had the following tax attributes carryforwards available for Federal income tax purposes (in thousands):

                                                                            Expiration
                                                               Amount           Dates
                                                             -----------   ------------
         Net operating losses - regular tax
            Preacquisition, subject to limitations..........     $ 79,800       1996-2010
            Postacquisition, unrestricted...................      206,700       2006-2008
                                                                ---------
                                                                 $286,500
                                                                =========
         Net operating losses - alternative minimum tax
            Preacquisition, subject to limitations..........     $ 52,900       1996-2010
            Postacquisition, unrestricted...................      153,600       2006-2008
                                                                ---------
                                                                 $206,500
                                                                =========
         Investment tax and other credits
            Preacquisition, subject to limitations..........     $  6,900       1996-2003
                                                                =========

            Alternative minimum tax credits.................     $  8,700       No limit
                                                                =========


         The above amounts exclude $9 million of NOLs attributable to the discontinued Wallcoverings segment. In addition, approximately $30 million of future net Federal and state tax deductions have been excluded in determining the Company's net deferred tax assets. After the spin-off occurs, these Wallcoverings' deferred tax assets, which total $14.7 million of future tax benefits, will no longer be available to the Company. Because of the uncertainties regarding Wallcoverings' future performance, a valuation allowance offsetting this amount has been maintained. Accordingly, these net deferred tax assets had no impact on the net assets or operating results of discontinued operations presented in the accompanying consolidated financial statements.

         Approximately $79.8 million of the Company's NOLs and $6.9 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. The Company believes that a substantial portion of these tax benefits will be realized in the future. Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

        The Company previously reported that its Federal income tax returns for the period 1988 through 1991 were under examination and that the IRS had proposed adjustments that could have resulted in the loss of a material amount of the NOLs otherwise available to the Company in future years. During 1995, the IRS withdrew substantially all of the proposed adjustments. The Company agreed to pay tax and interest of $1.4 million and to reduce its NOLs by $6.1 million.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



        The California Franchise Tax Board has challenged the treatment of the sale of certain foreign subsidiaries during 1987 and has issued a notice of tax assessment, which the Company received in November 1995, for approximately $11.8 million. The Company disputes the assessment and has filed a protest with the Franchise Tax Board. If the Franchise Tax Board were to maintain its position and such position were to be upheld in litigation, the Company would also become liable for the payment of interest which is currently estimated to be $13.9 million. In the opinion of management, the final determination of any additional tax and interest liability will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

        Income taxes paid, net of refunds, were $13.5 million, $5.1 million, and $3.3 million for fiscal 1995, 1994 and 1993, respectively.

20.     Disclosures About Fair Value of Financial Instruments:

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value:

        Cash and Cash Equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

        Long-Term Investments - Fair value approximates carrying value.

        Interest Rate Protection Agreements - The fair value of interest rate cap and corridor agreements is based on quoted market prices as if the agreements were entered into on the measurement date.

        Long-Term Debt - The fair value of the long-term debt of the Company approximates the carrying value.

        The estimated fair values of the Company's continuing operations' financial instruments are summarized as follows (in thousands):

                                           January 27, 1996          January 28, 1995
                                         ---------------------     -------------------

                                          Carrying   Estimated     Carrying    Estimated
                                           Amount    Fair Value     Amount     Fair Value
                                          --------   ----------    --------    ----------
         Long-term investments...........$ 3,646    $   3,646     $   4,030   $    4,030

         Interest rate protection
                 agreements..............    680         -            1,405        1,567

         Long-term debt..................765,022      765,022       565,102      565,102

21.     Related Party Transactions:

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




        During the fourth quarter of fiscal 1995, the Company incurred $2.5 million in fees and expenses for services performed by Blackstone Partners and WP Partners in connection with the acquisition of Manchester Plastics in January 1996.

        During the first quarter of fiscal 1994, the Company incurred expenses of $2.5 million in fees and expenses for services performed by affiliates of Blackstone Partners and WP Partners in connection with a comprehensive review of the Company's liabilities associated with discontinued operations, including surplus real estate, postretirement and workers' compensation liabilities. The Company also incurred during the first quarter of fiscal 1994 expenses of $2.75 million for services performed by affiliates of WP Partners and $3.25 million for services performed by affiliates of Blackstone Partners in connection with the Company's review of refinancing and strategic alternatives as well as other advisory services; these fees are included in "selling, general and administrative expenses" for the first quarter of fiscal 1994.

        In connection with the Company's discontinued operations, the Company incurred fees to affiliates of Blackstone Partners and WP Partners for services related to divestitures aggregating $4.3 million during fiscal 1993. These fiscal 1993 amounts related principally to divestiture fees on the sales of Kayser-Roth and the Engineering Group, and advisory services in connection with the sale of Builders Emporium's inventory, real estate and other assets. Fees incurred during the first quarter of fiscal 1994 included $.1 million to an affiliate of Blackstone Partners for advisory services in connection with the sale of Builders Emporium's inventory, real estate and other assets.

        In September 1993, an affiliate of Blackstone Partners negotiated with a real estate consultant to receive 20% of the incentive fees payable to the consultant by the Company in connection with the resolution of lease liabilities of Builders Emporium. Such affiliate received approximately $.5 million in fees during fiscal 1994 pursuant to this arrangement.

22.     Information About Segments of the Company's Operations:

        The Company's continuing business segments consist of Automotive Products, which supplies interior trim products to the North American automotive industry; and Interior Furnishings, which manufactures residential upholstery and commercial floorcoverings in the United States. The Wallcoverings segment, which produces residential and commercial wallpaper in North America, has been classified as a discontinued operation and, accordingly, all prior year segment information has been restated.

        The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal.
Receivables generally are due within 45 days, and credit losses have consistently been within management's expectations and are provided for in the consolidated financial statements.

        Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:


                                         1995            1994            1993
                                       --------        --------        ------

General Motors Corporation...........    23.3%          21.3%           19.4%

Ford Motor Company...................    11.6%          14.1%            N/A

Chrysler Corporation.................    12.7%          12.0%           12.0%

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



        Information about the Company's business segments for fiscal 1995, 1994 and 1993 follows (in thousands):


                                          Automotive       Interior       Corporate
                                           Products      Furnishings        Items       Consolidated
                                          ----------     -----------      ----------    ------------

Fiscal 1995

Net sales..............................  $   906,945     $   384,521     $      -       $ 1,291,466

Operating income (a)...................       99,383          48,445            -           147,828

Depreciation and amortization (c)......       27,684          11,757           4,165         43,606

Identifiable assets (e)................      529,541         136,449         384,017      1,050,007

Capital expenditures (f)...............       51,457          24,389          17,852         93,698





                                          Automotive        Interior       Corporate
                                           Products       Furnishings        Items       Consolidated
                                          ----------     -----------      ----------    --------------

Fiscal 1994

Net sales............................... $   904,855      $   414,524     $      -       $1,319,379

Operating income (loss) (a).............     123,318           57,421         (14,938)      165,801

Depreciation and amortization (c).......      25,279           12,247           6,341        43,867

Identifiable assets (e).................     273,010          131,851         235,457       640,318

Capital expenditures (f)................      55,834           22,173           6,416        84,423





                                          Automotive       Interior        Corporate
                                           Products      Furnishings         Items       Consolidated
                                          ----------     -----------      ----------    --------------

Fiscal 1993

Net sales............................... $   677,867     $   407,201      $     -        $ 1,085,068

Operating income (loss) (a) (b) (d).....      (2,261)         12,175          (38,282)       (28,368)

Depreciation and amortization (c).......      25,873          12,521           13,414         51,808

Identifiable assets (e).................     379,637         226,417          274,743        880,797

Capital expenditures (f)................      29,208          11,768           15,302         56,278


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         Information about the Company's operations in different geographic areas for fiscal 1995, 1994 and 1993 follows (in thousands):


                                          United                                   Other         Corporate
                                          States        Canada       Mexico       Countries        Items    Consolidated
                                        ---------     ---------     --------     -----------    ----------  -------------

Fiscal 1995

Net sales............................  $ 1,148,957   $   123,958  $    14,466   $     4,085    $      -     $ 1,291,466

Operating income (loss) (a)..........      127,208        20,426           (5)          199           -         147,828

Depreciation and amortization (c)....       35,290         2,795        1,190           166          4,165       43,606

Identifiable assets (e)..............      382,397       245,943       24,579        13,071        384,017    1,050,007

Capital expenditures (f).............       61,959         5,055        1,739         7,093         17,852       93,698



                                          United                                   Other         Corporate
                                          States        Canada       Mexico       Countries        Items    Consolidated
                                        ---------     ---------     --------     -----------    ----------  -------------

Fiscal 1994

Net sales............................  $1,192,899    $   107,845  $     3,955   $    14,680    $      -     $ 1,319,379

Operating income (loss) (a)..........     160,596         20,406         -             (263)       (14,938)     165,801

Depreciation and amortization (c)....      34,191          2,537          479           319          6,341       43,867

Identifiable assets (e)..............     348,377         40,084       13,471         2,929        235,457      640,318

Capital expenditures (f).............      66,075          4,498        5,907         1,527          6,416       84,423



                                          United                                   Other         Corporate
                                          States        Canada       Mexico       Countries        Items    Consolidated
                                        ---------     ---------     --------     -----------    ----------  -------------

Fiscal 1993

Net sales............................  $   987,462   $    94,761  $       888   $     1,957    $      -     $ 1,085,068

Operating income (loss) (a) (b) (d)..        7,826         2,431         -             (343)       (38,282)     (28,368)

Depreciation and amortization (c)....       35,602         2,755           27            10         13,414       51,808

Identifiable assets (e)..............      529,548        54,010        7,119        15,377        274,743      880,797

Capital expenditures (f).............       33,232         1,992        5,511           241         15,302       56,278




(a) Operating income (loss) is determined by deducting all operating expenses, including goodwill write-off and other costs, from revenues. Operating expenses do not include interest expense.

(b) The segment operating income in fiscal 1993 includes the write-off of goodwill of $100.0 million; $68.4 million of which is included in the $2.3 million operating loss of the Automotive Products segment and $31.6 million of which is included in the $12.2 million operating income of the Interior Furnishings segment.

(c) Depreciation and amortization includes the amortization of other assets and liabilities, and excludes depreciation and amortization for discontinued operations of $13.9 million, $5.3 million and $22.6 million in fiscal 1995, 1994 and 1993, respectively.

(d) Corporate items in fiscal 1993 include $26.7 million of management equity plan expense.

(e) Corporate items includes Carcorp's $70.9 million and $83.5 million interest in the total receivables pool of $198.9 million and $228.5 million, net of allowances for doubtful accounts, at January 27, 1996 and January 28, 1995, respectively. Also included are the net assets of discontinued operations for fiscal 1995, 1994 and 1993 of $79.4 million, $75.6 million and $98.3 million, respectively.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



(f) Corporate items include capital expenditures for discontinued operations in fiscal 1995, 1994 and 1993 of $15.8 million, $5.4 million and $15.1 million, respectively.

        Intersegment sales between geographic areas are not material. For fiscal years 1995, 1994 and 1993, export sales from the United States to foreign countries were $131.2 million, $122.9 million and $89.9 million, respectively.

23.     Commitments and Contingencies:

         Environmental

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. In its assessment the Company makes its best estimate of the liability based upon information available to the Company at that time, including the professional judgment of the Company's environmental experts, outside environmental specialists and other experts. As of January 27, 1996, including sites relating to the acquisition of Manchester Plastics and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 16 sites where the Company is participating in the investigation or remediation of the site either directly or through financial contribution, and 10 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of January 27, 1996, the Company's estimate of its liability for these 26 sites, which exclude sites related to Wallcoverings, is approximately $31.3 million. As of January 27, 1996, the Company has established reserves of approximately $38.9 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



         The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

         Litigation

         During 1991, a Fifth Consolidated Amended Complaint was filed in In re Ivan F. Boesky Securities Litigation, involving numerous claims against a variety of defendants including Group, among other things, alleging a conspiracy to manipulate the price of Group's common stock in 1986 for the purpose of triggering a redemption of certain outstanding preferred stock of Group. Plaintiffs and C&A Products have agreed to the principal terms of a settlement whereby plaintiffs would release all claims relating to the litigation against Group and the individual Group-related defendants in exchange for payment by C&A Products of $4.25 million. The settlement is subject to approval of the court. In May 1995, C&A Products paid $4.25 million into an escrow account with the court pursuant to the terms of the settlement. The settlement was within previously established accruals. In 1992, Advanced Development & Engineering Centre ("ADEC"), a division of an indirect subsidiary of the Company, filed arbitration demands against the Pakistan Ordnance Factories Board ("POF") concerning ADEC's installation of a munitions facility for POF. POF filed arbitration counterclaims alleging that ADEC's alleged breach of contract caused POF to lose its entire investment in the munitions facility.

         The Company and its subsidiaries also have other lawsuits and claims pending against them and have certain guarantees outstanding which were made in the ordinary course of business.

         The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material adverse effect on the Company's consolidated financial condition or results of operations.

         Other Commitments

         The majority of Builders Emporium's leased properties have been assigned to third parties. In addition, Group has assigned leases in connection with the divestiture of Kayser-Roth, the Engineering Group and other divested businesses. Although Group has obtained releases from the lessors of certain properties, C&A Products, as successor by merger to Group, remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

24.     Quarterly Financial Data (Unaudited):
        (in thousands, except for per share data)

         On April 8, 1996, the Company's Board of Directors approved a plan to spin-off the Company's Wallcoverings business segment and accordingly, previously reported quarterly financial data has been restated for fiscal 1995 and 1994. See Note 15 and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                                                                                          Fiscal 1995

                                                                 First             Second             Third              Fourth
                                                                Quarter            Quarter           Quarter             Quarter
                                                               --------          ----------         ---------          -----------

         Net sales as previously reported..................   $ 392,129          $352,847          $380,855            $370,929

         Less discontinued operations......................      57,239            50,985            52,219              44,851
                                                              ---------          ---------         --------             --------

         Net sales as restated.............................   $ 334,890          $301,862          $328,636            $326,078
                                                              =========          =========         =========           =========
         Gross margin as previously
            reported.......................................   $  93,698          $ 81,177          $ 87,343            $ 81,833

         Less discontinued operations......................      20,115            16,203            16,299              12,326
                                                              ---------          ---------         --------             --------


         Gross margin as restated..........................   $  73,583          $ 64,974          $ 71,044            $ 69,507
                                                              =========          =========         =========           =========

         Income from continuing operations
            as previously reported (a).....................   $  28,901          $ 15,445          $ 20,640            $141,455

         Less discontinued operations (b)..................       4,134              (113)             (697)            (26,605)
                                                              ---------          ---------         --------             --------

         Income from continuing
           operations as restated..........................   $  24,767          $ 15,558          $ 21,337            $168,060
                                                              =========          =========         =========           =========

         Net income .......................................   $  28,901          $ 15,445          $ 20,640            $141,455
                                                              =========          =========         =========           =========


         Primary and fully diluted
              earnings per share..........................    $     .40          $    .22          $    .29            $   2.01
                                                              =========          =========         =========           =========

         Common stock prices

              High........................................    $   8-3/8          $      9          $  9-1/4            $  8-3/8

              Low............................................ $   7-1/2          $  6-3/8          $  7-1/2            $  6-1/8

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                                                                                        Fiscal 1994

                                                                First             Second             Third              Fourth
                                                               Quarter            Quarter           Quarter             Quarter
                                                              ---------          ---------         ---------           ---------

         Net sales as previously reported..................   $ 390,446          $ 359,749         $ 403,722           $382,085

         Less discontinued operations......................      60,326             50,107            55,723             50,467
                                                               ---------           --------         ---------          ---------

         Net sales as restated.............................   $ 330,120          $ 309,642         $ 347,999           $331,618
                                                               =========          =========         =========          =========

         Gross margin as previously
            reported........................................  $ 100,954          $  87,357         $  92,976           $ 89,846

         Less discontinued operations.......................     20,925             14,756            18,075             15,198
                                                               ---------           --------          ---------          ---------

         Gross margin as restated...........................  $  80,029          $  72,601         $  74,901           $ 74,648
                                                               =========          =========         =========          =========

         Income from continuing
             operations as previously
             reported.......................................  $  12,754          $   7,323         $  30,966           $ 24,703

         Less discontinued operations.......................      4,768                720             2,144             (1,792)
                                                               ---------           --------          --------            -------

         Income from continuing
            operations as restated..........................   $   7,986          $   6,603         $  28,822           $ 26,495
                                                               =========          =========         =========          =========

         Net income (loss) (c)..............................   $  12,754          $ (99,205)        $  30,966           $ 24,703
                                                               =========          =========         =========          =========

         Primary and fully diluted earnings
          (loss) per share..................................   $     .19          $   (4.99)        $     .43           $    .34
                                                               =========          =========         =========          =========

         Common stock prices

            High...........................................        -              $10-9/16          $ 10-7/8            $  9-1/4

            Low............................................        -              $     10          $  8-5/8            $  7-7/8




(a) Income from continuing operations in the fourth quarter of fiscal 1995 includes a reduction in the valuation allowance against net deferred tax assets as discussed in Note 19.

(b) Net loss from discontinued operations in the fourth quarter of fiscal 1995 includes $9.9 million in charges related to the consolidation of Wallcoverings' distribution activities and the closure of its Hammond, Indiana facility, $3.0 million in charges related to the impairment of assets and $10.8 million related to a write-down of inventory.

(c) Net loss in the second quarter of fiscal 1994 includes an extraordinary loss of $106.5 million related to the Recapitalization.

           The Company's operations are not subject to significant seasonal influences.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


25.      Significant Subsidiary:

           The Company conducts all of its operating activities through its wholly-owned subsidiary C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the fiscal years ending (in thousands):



                                                January 27,  January 28,    January 29,
                                                    1996        1995           1994
                                                -----------  -----------    ----------

Current assets................................. $  429,662   $   339,378    $  579,814
Noncurrent assets..............................    619,102       300,047       296,673
Current liabilities............................    268,516       237,952       231,200
Noncurrent liabilities.........................  1,006,726       812,406     1,025,746
Redeemable stock...............................       -             -              132
Net sales......................................  1,291,466     1,319,379     1,085,068
Gross margin...................................    279,108       302,179       234,978
Income (loss) from continuing operations.......    230,400        85,062      (125,142)
Income (loss) before extraordinary item........    207,119        90,902      (248,449)
Net income (loss)..............................    207,119       (15,626)     (248,449)



      Separate financial statements of C&A Products are not presented because they would not be material to the holders of any debt securities of C&A Products that may be issued, there being no material differences between the financial statements of C&A Products and the Company.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Collins & Aikman Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Collins & Aikman Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated April 10, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
April 10, 1996.


                                        COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                                 CONDENSED BALANCE SHEETS
                                                      (IN THOUSANDS)

                                                                                    JANUARY 27,         JANUARY 28,

                                     ASSETS                                             1996                1995
                                                                                    -----------         ----------
Current Assets:

         Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $      977          $      875
         Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               266                -
                                                                                    -----------         ----------
         Total current assets. . . . . . . . . . . . . . . . . . . . . . . .             1,243                 875

Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                     18
                                                                                    -----------         ----------

                                                                                    $    1,243          $      893
                                                                                    ===========         ==========



                     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $       35          $     -

Share of accumulated losses in excess of investments in subsidiaries . . . .           226,478             410,933
Other noncurrent liabilities . . . . . . . . . . . . . . . . . . . . . . . .             2,582               2,582
Commitments and contingencies (Note 1)

Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               705                 705
Other stockholder's equity . . . . . . . . . . . . . . . . . . . . . . . . .          (228,557)           (413,327)
                                                                                    -----------         -----------

         Total stockholder's equity. . . . . . . . . . . . . . . . . . . . .          (227,852)           (412,622)
                                                                                    -----------         -----------

                                                                                    $    1,243          $      893
                                                                                    ===========         ===========


                                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                            CONDENSED STATEMENTS OF OPERATIONS

                                                      (IN THOUSANDS)

                                                                                           FISCAL YEAR ENDED

                                                                           JANUARY 27,         JANUARY 28,         JANUARY 29,

                                                                               1996               1995                1994
                                                                           -----------         -----------         -----------
Other expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (1,023)         $     (349)         $      (71)
Interest income (expense) . . . . . . . . . . . . . . . . . . . . . .             345             (12,549)            (25,079)
                                                                           -----------         -----------         -----------
Loss from operations before income taxes and equity in loss of
  subsidiaries. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (678)            (12,898)            (25,150)
Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . .            -                   -                    468
Equity in income (loss) of subsidiaries . . . . . . . . . . . . . . .         207,119             (17,884)           (252,982)
                                                                           -----------         -----------         -----------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .      $  206,441          $  (30,782)         $ (277,664)
                                                                           ============        ===========         ===========


                                       COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                            CONDENSED STATEMENTS OF CASH FLOWS

                                                      (IN THOUSANDS)

                                                                                           FISCAL YEAR ENDED

                                                                           JANUARY 27,         JANUARY 28,         JANUARY 29,

                                                                               1996               1995                1994
                                                                           -----------         -----------         -----------
OPERATING ACTIVITIES

Net cash used in operating activities. . . . . . . . . . . . . . .         $     (544)         $     (405)         $     (537)
                                                                           -----------         -----------         ----------

INVESTING ACTIVITIES

Investment in subsidiary . . . . . . . . . . . . . . . . . . . . .               -                (52,351)               -
Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -                  1,309                -
                                                                           -----------         -----------         ----------

Net cash used in investing activities. . . . . . . . . . . . . . .               -                (51,042)               -
                                                                           -----------         -----------         ----------

FINANCING ACTIVITIES

Issuances of common stock. . . . . . . . . . . . . . . . . . . . .               -                232,436                -
Redemption of preferred stock. . . . . . . . . . . . . . . . . . .               -               (173,367)               -
Repayment of long-term debt. . . . . . . . . . . . . . . . . . . .               -                 (9,757)               -
Purchases of treasury stock. . . . . . . . . . . . . . . . . . . .            (11,736)               -                   -
Proceeds from exercise of stock options. . . . . . . . . . . . . .                382                -                   -
Dividends received from subsidiary . . . . . . . . . . . . . . . .             12,000                -                   -
                                                                           -----------         -----------         ----------

Net cash provided by financing activities. . . . . . . . . . . . .                646              49,312                -
                                                                           -----------         -----------         ----------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . .                102              (2,135)               (537)
Cash and cash equivalents at beginning of year . . . . . . . . . .                875               3,010               3,547
                                                                           -----------         -----------         ----------
Cash and cash equivalents at end of year . . . . . . . . . . . . .         $      977          $      875          $    3,010
                                                                           ===========         ===========         ==========


                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  PRESENTATION:

 These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. For disclosures regarding redeemable preferred stock and commitments and contingencies, see Notes 17 and 23, respectively, to Consolidated Financial Statements.

2.  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL DISCLOSURES.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (A)

    FOR THE FISCAL YEARS ENDED JANUARY 27, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994
                                 (IN THOUSANDS)


                                                      CHARGE
                                BALANCE AT           TO COSTS        CHARGED                                      BALANCE AT
                                BEGINNING              AND           TO OTHER              ADDITIONS/               END OF
DESCRIPTION                      OF YEAR             EXPENSES        ACCOUNTS             (DEDUCTIONS)               YEAR
                              --------------       --------------   -----------         ----------------        ---------------
FISCAL YEAR ENDED
JANUARY 27, 1996

Allowance for doubtful
   accounts                     $    6,390           $     693       $      118     (b)   $  (2,899)        (c)   $    4,302
                                ==========           =========       ==========           ==========              ==========

FISCAL YEAR ENDED
JANUARY 28, 1995

Allowance for doubtful
   accounts                     $   3,996            $     506       $    (165)     (b)   $   2,053         (c)   $    6,390
                                ===========          =========       ==========           ==========              ==========

FISCAL YEAR ENDED
JANUARY 29, 1994

Allowance for doubtful
   accounts                     $   4,128           $      792       $     199      (b)   $  (1,123)        (c)   $    3,996
                                ===========          =========       ==========           ==========              ==========



(a) The fiscal years ended January 28, 1995 and January 29, 1994 have been restated to exclude amounts related to discontinued operations.

(b) Reclassifications and collection of accounts previously written off.

(c) Reclassifications and uncollectible amounts written off.