Form 10-Q
period 1996-04-27
COLLINS & AIKMAN CORP
filed 1996-06-11
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended April 27, 1996

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

As of June 6, 1996, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 69,073,963 shares.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except for per share data)


                                                            Quarter Ended
                                                      April 27,        April 29,
                                                         1996            1995



Net sales ...........................................   $ 373,611    $ 334,890
Cost of goods sold ..................................     295,655      261,307
Selling, general and administrative expenses ........      37,349       31,307
                                                          333,004      292,614

Operating income ....................................      40,607       42,276

Interest expense, net ...............................      15,163       11,426
Loss on sale of receivables .........................       2,065        2,694
Other (income) expense ..............................      (1,307)        --
Income from continuing operations before income taxes      24,686       28,156

Income tax expense ..................................       9,900        3,389

Income from continuing operations ...................      14,786       24,767

Discontinued operations:

   Income from operations, net of income tax expense of
     $21 and $264....................................         356        4,134

Net income ..........................................   $  15,142    $  28,901

Net income per primary and fully diluted common share:
   Continuing operations ............................   $     .21    $     .35
   Discontinued operations ..........................         .01          .05
   Net income .......................................   $     .22    $     .40
Average common shares outstanding:
   Primary ..........................................      70,035       71,748
   Fully diluted ....................................      70,117       71,748

See accompanying notes.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             (Unaudited)
                                                           ---------------
                                                              April 27,     January 27,
                                                                1996           1996
                                       ASSETS
Current Assets:
   Cash and cash equivalents .........................   $     5,493    $       977
   Accounts and notes receivable, net ................       153,870        128,595
   Inventories .......................................       147,243        147,774
   Net assets of discontinued operations .............        80,712         79,401
   Other .............................................        56,089         74,158

     Total current assets ............................       443,407        430,905

Property, plant and equipment, at cost less accumulated      292,062        286,033
   depreciation and amortization of $230,729 and $222,384
Deferred tax assets ..................................       123,803        124,395
Goodwill, net ........................................       158,362        159,347
Other assets .........................................        50,771         49,327
                                                         $ 1,068,405    $ 1,050,007

                    LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable .....................................   $     1,243    $     2,101
   Current maturities of long-term debt ..............        53,897         51,508
   Accounts payable ..................................       116,037        117,059
   Accrued expenses ..................................       120,762         97,883

     Total current liabilities .......................       291,939        268,551

Long-term debt .......................................       704,739        713,514
Other, including postretirement benefit obligation ...       283,958        295,794
Commitments and contingencies ........................          --             --

Common stock (150,000 shares authorized, 70,521 shares issued
   and 69,074 shares  outstanding) ...................           705            705
Other paid-in capital ................................       585,358        585,469
Accumulated deficit ..................................      (754,997)      (770,139)
Foreign currency translation adjustments .............       (23,129)       (23,719)
Pension equity adjustment ............................        (9,090)        (9,090)
Treasury stock, at cost (1,447 shares) ...............       (11,078)       (11,078)

     Total common stockholders' deficit ..............      (212,231)      (227,852)
                                                         $ 1,068,405    $ 1,050,007



See accompanying notes.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                            Quarter Ended
                                                                                      April 27,        April 29,
                                                                                         1996            1995

OPERATING ACTIVITIES

Income from continuing operations...............................................   $      14,786    $      24,767
Adjustments to derive cash flow from
   continuing operating activities:
     Depreciation and leasehold amortization....................................           9,754           10,291
     Amortization of goodwill...................................................           1,030              -
     Amortization of other assets...............................................           1,995              734
     Decrease (increase) in accounts and notes receivable.......................         (26,275)          26,809
     Decrease (increase) in inventories.........................................             531           (2,225)
     Decrease in accounts payable...............................................          (1,022)         (19,026)
     Increase in interest payable...............................................             446              730
     Other, net.................................................................          22,368           (5,099)

       Net cash provided by continuing operating activities.....................          23,613           36,981

Cash provided by (used in) Wallcoverings discontinued operations................           3,666           (5,525)
Cash provided by (used in) other discontinued operations........................           2,385           (6,831)
       Net cash provided by (used in) discontinued operations...................           6,051          (12,356)

INVESTING ACTIVITIES
Additions to property, plant and equipment......................................         (19,940)         (21,462)
Sales of property, plant and equipment..........................................           2,363              274
Other, net......................................................................          (1,254)          (2,250)

       Net cash used in investing activities....................................         (18,831)         (23,438)

FINANCING ACTIVITIES
Issuance of long-term debt......................................................             184              717
Repayment of long-term debt.....................................................         (14,516)          (1,863)
Proceeds from (reduction of) participating interests in accounts
   receivable, net of redemptions...............................................           1,000           (5,000)
Net borrowings  on revolving credit facilities..................................           8,000           15,000
Net borrowings (repayments) on notes payable....................................            (858)             227
Other, net......................................................................            (127)             134

       Net cash provided by (used in) financing activities......................          (6,317)           9,215

Net increase in cash and cash equivalents.......................................           4,516           10,402
Cash and cash equivalents at beginning of period................................             977            3,317

Cash and cash equivalents at end of period......................................   $       5,493    $      13,719



     See accompanying notes.
                                             I-3

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

         Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of April 27, 1996, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 78% of the Common Stock.

         The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

B.       Basis of Presentation:

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter ended April 29, 1995 to conform to the fiscal 1996 presentation and are primarily related to the Wallcoverings segment being reclassified as a discontinued operation. See Note I.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended January 27, 1996.

C.       Interest Rate Protection Programs:

         The Company maintains a program designed to reduce its exposure to changes in the cost of its variable rate borrowings by the use of interest rate corridor and collar agreements. At April 27, 1996, the Company has a corridor agreement to limit its exposure through October 1996 on a notional principal amount of $250 million at an average LIBOR strike price of 7.50%. The strike price of corridor and collar agreements exceeded the current market levels at the time they were entered into and their cost is included in interest expense ratably during the life of the agreements. Payments to be received, if any, as a result of the agreements are accrued as a reduction of interest expense. Unamortized costs of these arrangements are included in other assets. The Company has limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%.

         Amortization  of  these  agreements  amounted  to $.3  million  and $.1
million   during  the  quarter   ended  April  27,  1996  and  April  29,  1995,
respectively.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


D.       Goodwill:

         Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill applicable to continuing operations for the first quarter of 1996 was $1.0 million. Accumulated amortization at April 27, 1996 was $1.3 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At April 27, 1996, the Company believes its goodwill of $158.4 million was not impaired.

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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at April 27, 1996 approximately $24.2 million was available under the variable funding certificates, of which approximately $19.0 million was utilized.

         The term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum. The variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

         As of April 27 1996 the Trust's receivables pool was $215.3 million net of allowances for doubtful accounts. As of April 27, 1996 the holders of term certificates and variable funding certificates collectively possessed a $129.0 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)



F.       Inventories:

         Inventory balances are summarized as follows (in thousands):

                                              April 27,       January 27,
                                                 1996            1996
          Raw materials...................$      82,915    $      80,827

          Work in process.................       25,918           24,140

          Finished goods..................       38,410           42,807

                                           $    147,243     $    147,774



G.       Interest Expense, Net:

         Interest expense for the quarters ended April 27, 1996 and April 29, 1995 is net of interest income of $.3 million and $.8 million, respectively.

H.       Facility Closing Costs:

         In the fourth quarter of fiscal 1995, the Company in its Automotive Products segment provided for the cost to exit one manufacturing facility. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued Wallcoverings segment. During the first quarter of 1996, the Company did not expend cash related to closure and disposal of idled facilities for continuing operations. Cash outlays for facility closing costs related to discontinued operations during the first quarter of 1996 were approximately $.4 million for severance benefits and $.1 million for closing and disposal of idled facilities.

I.       Discontinued Operations:

         On April 9, 1996, the Company announced a plan to spin off its Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") to the stockholders of the Company in the form of a stock dividend. The spin-off requires, among other things, the consent of the Company's lenders and the final approval of the Company's Board of Directors. The Company expects the spin-off to occur during the third quarter of 1996. The Company has accounted for the financial results and net assets of Wallcoverings as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect Wallcoverings as a discontinued operation.

         Wallcoverings had income of $.4 million in the first quarter of 1996 compared to income of $4.1 million in the prior year period.

J.       Related Party Transactions:

         Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly.
                                      I-6

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


         K.  Information  About  Industry  Segments of the Company's  Continuing
Operations:

         Information about the Company's continuing industry segments for the first quarter of fiscal 1996 and of fiscal 1995 follows (in thousands):

                                                                                                 Depreciation
Quarter Ended                                 Net             Gross           Operating              and                Capital
April 27, 1996                               Sales            Margin           Income          Amortization (a)      Expenditures

Automotive Products                    $    282,702     $      51,874    $      30,146      $            8,774    $         8,768
Interior Furnishings                         90,909            26,082           10,461                   2,951              7,150
Corporate items (b)                               -                 -                -                   1,054              4,022

                                       $    373,611     $      77,956    $      40,607      $           12,779      $      19,940





                                                                                                Depreciation
Quarter Ended                                 Net             Gross           Operating              and                Capital
April 29, 1995                               Sales            Margin           Income          Amortization (a)      Expenditures
Automotive Products                    $    243,694     $      45,728    $      31,080      $            6,507      $      15,312
Interior Furnishings                         91,196            27,855           11,196                   3,478              4,625
Corporate items (b)                               -                 -                -                   1,040              1,525

                                       $    334,890     $      73,583    $      42,276       $          11,025      $      21,462




(a) Includes the amortization of goodwill and other assets and liabilities and excludes depreciation and amortization for discontinued operations.

(b)      Includes capital expenditures for discontinued operations for the first
         quarter  of  1996  and  1995  of  $3.5   million   and  $1.2   million,
         respectively.

         The geographic dispersion of the operations of the Company and its subsidiaries did not change significantly from January 27, 1996 to April 27, 1996.

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

M.       Common Stockholders' Deficit:

         Activity in common stockholders' deficit is as follows (in thousands):

                                                                             Foreign
                                 Common        Other                        Currency       Pension
                                  Stock       Paid-in      Accumulated     Translation      Equity       Treasury
                                              Capital        Deficit       Adjustments    Adjustment      Stock         Total
Balance at January 27, 1996..  $      705     $  585,469  $  (770,139)     $    (23,719)  $    (9,090)  $   (11,078)  $ (227,852)

Compensation expense
   adjustment................           -         (111)               -              -            -             -          (111)
Net income...................           -            -           15,142              -            -             -        15,142
Foreign currency
   translation adjustments...           -            -                -            590            -             -           590

Balance at April 27, 1996....  $       705     $  585,358   $    (754,997)  $   (23,129)  $    (9,090)  $ (11,078)    $ (212,231)




N.       Earnings Per Share:

         Earnings per common share are based on the weighted average number of shares of Common Stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable deferred compensation expense.

O.       Significant Subsidiary:

         The Company conducts all of its operating activities through its wholly-owned subsidiary C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the fiscal quarter ending (in thousands):

                                             April 27,   April 29,
                                                1996        1995
Current assets ............................   $442,913   $331,701
Noncurrent assets .........................    624,998    307,547
Current liabilities .......................    291,939    204,711
Noncurrent liabilities ....................    986,115    820,835
Net sales .................................    373,611    334,890
Gross margin ..............................     77,956     73,583
Income from continuing operations .........     14,761     25,038
Net income ................................     15,117     29,172

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                                   (Unaudited)


         Separate financial statements of C&A Products are not presented because they would not be material to the holders of any debt securities of C&A Products that have been or may be issued, there being no material differences between the financial statements of C&A Products and the Company. The absence of separate financial statements of C&A Products is also based upon the fact that any debtof C&A Products issued, and the assumption that any debt to be issued, under the Registration Statement on Form S-3 filed by the Company and C&A Products (Registration No. 33-62665) is or will be fully and unconditionally guaranteed by the Company.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RECENT DEVELOPMENTS

         On May 1, 1996, the Company acquired the business of BTR Fatati Limited ("Fatati"), a manufacturer and supplier of molded floor carpets and luggage compartment trim for the European automotive market. The acquisition increases the Company's carpet molding capacity and gives it a European base from which to supply its new carpet molding plant in Austria. Fatati's customers include General Motors, Saab and Toyota.

         On June 10, 1996, the Company's wholly-owned subsidiary, C&A Products, issued $400 million principal amount of 11-1/2 % Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the Company. TheSubordinated Notes were sold at a price equal to 100% of their principal amount. The Company used approximately $349.8 million of the estimated net proceeds of $387.2 million to repay $339.0 million principal amount of the outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and intends to use the remainder for general corporate purposes, including working capital, capital expenditures and acquisitions.

GENERAL

         The Company's continuing business segments consist of Automotive Products, which supplies textile and plastic interior trim products and convertible top systems to the North American and, increasingly, the European automotive industry; and Interior Furnishings, which manufactures residential upholstery and commercial carpet products in the United States. The Wallcoverings segment, which produces residential and commercial wallpaper in North America, has been classified as a discontinued operation and, accordingly, all prior year segment information has been restated.

         The Company's net sales in the first quarter of fiscal 1996 were $373.6 million, with approximately $282.7 million (75.7%) in Automotive Products and $90.9 million (24.3%) in Interior Furnishings. All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

         The industries in which the Company competes are cyclical. Automotive Products is primarily influenced by the level of North American vehicle production. Interior Furnishings' Decorative Fabrics group is directly influenced by the level of retail furniture sales, which in turn is primarily influenced by the level of residential construction and renovation and by consumer confidence. Interior Furnishings' Floorcoverings group is primarily influenced by the level of institutional and commercial construction.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).


RESULTS OF OPERATIONS

Discussion of results of each of the Company's operating segments follows:

Automotive Products

                                                                                 Quarter Ended
                                                               April 27, 1996                     April 29, 1995
                                                          Amount           Percent            Amount           Percent
                                                                             (amounts in thousands)

Net sales..........................................     $    282,702         100.0%        $    243,694          100.0%
Cost of goods sold.................................          230,828          81.7              197,966           81.2
Gross margin.......................................           51,874          18.3               45,728           18.8
Selling, general & administrative expenses.........           21,728           7.6               14,648            6.0

Operating income...................................    $      30,146          10.7%       $      31,080           12.8%



Net Sales: Automotive Products' net sales increased 16.0% to approximately $282.7 million in the first quarter of 1996, up $39.0 million over the comparable 1995 quarter. The overall increase was due to the acquisition of Manchester Plastics in January 1996, as well as increased sales in convertible top systems, molded carpet, accessory mats and luggage compartment trim. These increases were partially offset by a reduction of approximately $16.0 million in sales to General Motors resulting from the United Auto Workers strike against General Motors in March 1996 and decreased sales of automotive bodycloth. The overall increase in the segment's sales compares with a 4.4% decrease in the North American vehicle build over the comparable quarter of the prior year. For the remainder of the year, the Company currently does not expect any increase in the North American vehicle build versus last year.

Manchester Plastics, which was acquired in January 1996, contributed $38.3 million in sales of plastic interior trim components in the first quarter of 1996. Manchester's sales were negatively impacted by the General Motors strike in March 1996. The strike impact was partially offset by increased sales to the Honda Civic. In addition, sales to the Ford Taurus/Sable and Chevrolet C/K truckdecreased during the quarter.

Convertible top system sales increased 80.0% in the first quarter of 1996 over the prior year period principally due to increased shipments of the Chrysler Sebring and Alfa Romeo Spider. These increases were partially offset by the planned discontinuance of the Chrysler LeBaron convertible.

Molded carpet sales increased 4.8% in the first quarter of 1996 over the prior year period. Increased sales to the Chrysler Caravan/Voyager, T300 pickup, Sebring and Breeze were partially offset by reduced sales to General Motors due to the March 1996 strike and reduced sales to the Chrysler Stratus.

Accessory mat sales increased 11.3% in the first quarter of 1996 over the prior year period. The overall increase is attributable to increased sales to the Chrysler Minivan and T-300, the Honda Civic, Subaru Outback, Toyota 4-Runner and RAV-4. These increases were partially offset by the General Motors strike and lower Nissan build requirements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Luggage compartment trim sales increased 2.7% in the first quarter of 1996 over the prior year period. Increased sales to the Honda Civic and the Chrysler Sebring and Breeze were partially offset by decreased General Motors sales and by reduced sales to the Ford Explorer and the Chrysler Stratus.

Automotive bodycloth sales declined 22.6% in the first quarter of 1996 over the prior year period. The decreased sales resulted primarily from the General Motors strike and from reduced sales to the Ford Mustang, Thunderbird, Escort, and F-Series truck and the Honda Civic. These decreases were partially offset by increased sales to the Mercury Sable and the Chrysler Grand Cherokee, Breeze and Concorde.

Of the segment's sales, approximately 12.9% in the first quarter of 1996 were attributable to products utilized in vehicles not built in North America.

The above factors resulted in the Company's average sales content per vehicle built in North America of approximately $64 for the first quarter of 1996 compared to an average of approximately $54 for the fiscal 1995 year.

Gross Margin: For the first quarter of 1996, gross margin was 18.3%, down from 18.8% in the comparable period in 1995. The decrease in gross margin is attributable primarily to the impact of the General Motors strike in March 1996 and anticipated lower margins in plastic components partially offset by the increase in higher margin convertible top system sales. The Company currently anticipates margins in its plastic interior trim business will increase afterthe second quarter unless new programs fail to launch.

Selling, General and Administrative Expenses: Automotive Products' selling, general and administrative expenses increased 48.3% to $21.7 million in the first quarter of 1996, up $7.1 million over the comparable 1995 period. The increase is primarily due to the acquisition of Manchester Plastics and Amco Convertible Fabrics and the expansion of the Company's carpet business in Austria and convertible top system business in Mexico.


Interior Furnishings


                                                                                 Quarter Ended
                                                               April 27, 1996                     April 29, 1995
                                                             Amount          Percent            Amount           Percent
                                                                             (amounts in thousands)


Net sales..........................................    $      90,909         100.0%         $    91,196          100.0%
Cost of goods sold.................................           64,827          71.3               63,341           69.5
Gross margin.......................................           26,082          28.7               27,855           30.5
Selling, general & administrative expenses.........           15,621          17.2               16,659           18.2

Operating income...................................    $      10,461          11.5%       $      11,196           12.3%

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Net Sales: Interior Furnishings' net sales decreased .3% to $90.9 million in the first quarter of 1996, down $.3 million compared to the first quarter of 1995. The Decorative Fabrics group experienced a net sales decline of 5.2% and the Floorcoverings group experienced a net sales increase of 13.5% during the first quarter of fiscal 1996 as compared to the first quarter of the prior year.

Decorative Fabrics' sales decline was principally in the group's Mastercraft division, which makes flatwoven upholstery fabrics. Mastercraft's sales volumes remained basically unchanged in the first quarter of 1996 as compared to the prior year period, while the average selling prices decreased due to changes in sales mix towards the Company's lower priced Advantage product line.

Floorcoverings' sales increase for the first quarter is largely attributable to a 12.5% increase in unit shipments, primarily in six-foot roll sales to all market segments. The Company attributes the Floorcoverings' sales growth to its strategy of increasing penetration of market segments by adding specialistswithin its sales force for more focused coverage of those segments.


Gross Margin: Interior Furnishings' gross margin for the first quarter of 1996 declined to 28.7% of sales from 30.5% in the comparable prior year period. The decline reflects the overall softness in the home furnishings market that the Company's Mastercraft division serves and the impact of the decrease in the division's average selling price as discussed above. In addition, Mastercraft experienced an increase in raw material costs of approximately $1.0 million during the first quarter of 1996 over the comparable prior year period.

Floorcoverings' gross margin for the first quarter of 1996 was 37.4% of net sales compared to 43.0% of net sales in the comparable prior year period. The decrease is primarily related to unfavorable overhead absorption and inventory adjustments in the first quarter of 1996.

Selling, General and Administrative Expenses: Interior Furnishings' selling, general and administrative expenses decreased 6.2% to $15.6 million in the first quarter of 1996, down $1.0 million from the first quarter of 1995. This decrease is primarily due to lower administrative costs in the group's Mastercraft division.


Company As A Whole

Net Sales: Net sales increased 11.6% to $373.6 million in the first quarter of 1996, up $38.7 million over the first quarter of 1995. The overall net sales increase reflects continued sales increases in the Company's Automotive Products segment offset by sales decreases in the Interior Furnishings segment as discussed above.

Gross Margin: Gross margin increased to $78.0 million or 20.9% of sales in the first quarter of 1996, up from $73.6 million or 22.0% of sales in the first quarter of 1995. The first quarter 1996 decrease in gross margin as a percentage of sales results primarily from the General Motors strike in March 1996 and lower margins in plastic interior trim components, offset by increasedconvertible top system sales in the Automotive Products segment, and by a decrease in the average selling prices of products in the Interior Furnishings segment. To a lesser extent, the decline in gross margin is attributable to raw material price increases. The Company expects that raw material price increases announced in 1995 will affect operating results in the remainder of fiscal 1996, although the Company believes that the impact can be somewhat reduced by price increases to customers, the continued results ofthe Company's value engineering/value analysis and cost improvement programs andby continued reductions in the cost of non-conformance.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Selling, General and Administrative Expenses: Selling, general and administrative expenses of $37.3 million in the first quarter of 1996 were $6.0 million higher than the comparable period in 1995. The increase is primarily attributable to the acquisition of Manchester Plastics in January 1996 and of Amco Convertible Fabrics in October 1995.

Interest Expense: Interest expense allocated to continuing operations, net of interest income of $.3 million in the first quarter of 1996 and $.8 million in the first quarter of 1995, increased $3.7 million to $15.1 million in the first quarter of 1996 from $11.4 million in the first quarter of 1995. The overall increase in interest expense was due to a higher amount of overall outstanding indebtedness, primarily related to the $197 million Credit Facility that was entered into in connection with the acquisition of Manchester Plastics in January 1996 ("Term Loan B Facility").

Loss on the Sale of Receivables: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $2.1 million was incurred in the first quarter of 1996 compared to a loss of $2.7 million in the prior year quarter. See Note E to Condensed Consolidated Financial Report.

Other (Income) Expense: The Company in the first quarter of 1996 recognized $1.3 million in foreign currency transaction gains related to obligations to be settled in currencies other than the functional currency of its foreign operations.

Income  Taxes:  In the quarter  ended April 27, 1996,  the  provision for income taxes was $9.9 million compared with $3.4 million for the comparable 1995 period. The increase in the Company's tax expense and effective rate results from the Company's 1995 recognition of net deferred tax assets of $150 million. In the first quarter of 1996 and 1995 income tax expense consisted of foreign, state, franchise and federal taxes.

Discontinued Operations: The Company's discontinued Wallcoverings subsidiary had income of $.4 million in the first quarter of 1996 compared to income of $4.1 million in the prior year period. The decline in income of the discontinued Wallcoverings subsidiary resulted from a 12.1% decrease in sales and a related decline in operating results.

Net Income: The combined effect of the foregoing resulted in net income of $15.1 million in the first quarter of 1996 compared to net income of $28.9 million for the comparable period of 1995.



LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $5.5 million and $1.0 million at April 27, 1996 and January 27, 1996, respectively. The Company had a total of $57.6 million of borrowing availability under its credit arrangements as of April 27, 1996. The total was comprised of $42.0 million under the Revolving Facility, $5.2 million under the Receivables Facility and approximately $10.4 million under a demand line of credit in Canada.
                                     I-14

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

         As part of the Recapitalization, in July 1994 the Company entered into credit facilities consisting of (i) a Term Loan Facility, (ii) a Revolving Facility (together with the Term Loan Facility, the "Credit Agreement Facilities") and (iii) a bridge receivables facility, which was terminated and replaced with the Receivables Facility described below. On December 22, 1995, the Company and C&A Products entered into the Term Loan B Facility to finance the January 1996 purchase of Manchester Plastics. The restrictive covenants contained in the Term Loan B Facility were identical to those in the Credit Agreement Facilities.

         As discussed above, on June 10, 1996 C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2 to 1) of cash flow to interest expense or (iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the issue date plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Note indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         On June 3, 1996, the Company and C&A Products entered into an amendment and restatement (the "Amendment") of the Credit Agreement Facilities and the Term Loan B Facility (the "Bank Credit Facilities"). The Amendment was effected in connection with the sale of the Subordinated Notes and the use of proceeds from such sale to repay various outstanding loans under the Credit Agreement Facilities. As a result of the Amendment, the Bank Credit Facilities consist of
(i) the Term Loan Facility, in an aggregate principal amount of $195 million (including a $45 million facility in Canada), payable in installments until final maturity on December 31, 2002, (ii) the Term Loan B Facility, in the principal amount of $195.8 million, payable in installments until final maturity on December 31, 2002, and (iii) the Revolving Facility, having an aggregate principal amount of up to $250 million and maturing on July 13, 2001. The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except (x) to the extent necessary to allow the Company to pay taxes and ordinary expenses,(y) for permitted repurchases of shares or options from employees and (z) tomake permitted investments in finance, foreign or acquired subsidiaries. In addition, the Company and C&A Products are permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million and (ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and are permitted to pay additional dividends and repurchase shares in amounts representing certain net proceeds from any sale of Wallcoverings in the event the spin-off is not effected.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

         At the time of the closing of the sale of the Subordinated Notes, after giving effect to the use of proceeds to repay certain borrowings under the Revolving Facility and to the Amendment of the Bank Credit Facilities described above, the Company had borrowing availability of approximately $215 million under the Revolving Facility.

         On March 31, 1995, C&A Products entered, through the Trust formed by Carcorp, into the Receivables Facility, comprised of (i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers"). The certificates represent the right to receive payments generated by the receivables held by the Trust.

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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at April 27, 1996 approximately $24.2 million was available under the variable funding certificates, of which approximately $19.0 million was utilized.

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

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At April 27, 1996, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. The Company has made lease payments of approximately $1.8 million in the first quarter of 1996 for machinery and equipment sold and leased back under this master lease. The Company expects lease payments, under this master lease to be $6.3 million during the remainder of fiscal 1996.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Revolving Facility and the sale of receivables under the Receivables Facility. Net cash provided by the operating activities of the Company's continuing operations was $23.6 million for the quarter ended April 27, 1996.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

         The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases, capital expenditures, and acquisitions. At April 27, 1996, the Company had total outstanding indebtedness of $758.6 million (excluding approximately $25.0 million of outstanding letters of credit and $.7 million of indebtedness of the discontinued Wallcoverings segment) at an average interest rate of 7.2% per annum. Of the total outstanding indebtedness, $734.0 million relates to the Term Loan Facility, the Term Loan B Facility and the Revolving Facility.

         The Company's Board of Directors authorized the expenditure of up to $12 million in 1996 to repurchase shares of the Company's common stock. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. No repurchases were made during the quarter ended April 27, 1996.

         Indebtedness under the Credit Agreement Facilities, as amended, bears interest at a per annum rate equal to the Company's choice of (i) Chemical Bank's Alternate Base Rate (which is the highest of Chemical's announced prime rate, the Federal Funds Rate plus .5% and Chemical's base certificate of deposit rate plus 1%) plus a margin ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. After giving effect to the Amendment, margins which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.75% in the case of the "LIBOR Margin" and .75% in the case of the "ABR Margin" on June 10, 1996. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chemical Bank's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Credit Agreement Facilities and the Term Loan B Facility at April 27, 1996 was 7.25%. The weighted average interest rate on the sold interests under the Receivables Facility at April 27, 1996 was 6.02%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. Cash interest paid during the first quarter of fiscal 1996 and 1995 was $14.0 million and $11.0 million, respectively. The Subordinated Notes bear interest at a rate of 11.5% per annum.

         Due to the variable interest rates under the Bank Credit Facilities and Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during September 1994, the Company entered into a program to reduce its exposure to increases in interest rates through the use of interest rate corridor and collar agreements. Under a corridor agreement, the Company limited its exposure on $250 million of notional principal amount from October 17, 1995 through October 17, 1996 at an average LIBOR strike price of 7.50%. Based upon amounts expected to be outstanding after the application of the net proceeds from the sale of the Notes, a .5% increase in LIBOR (5.4% at April 27, 1996) would impact interest costs by approximately $2.0 million annually on the Bank Credit Facilities and $.6 million annually on the Receivables Facility. In April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%

         The current maturities of long-term debt primarily consist of the current portion of the Term Loan Facility and the Term Loan B Facility, vendor financing, industrial revenue bonds and other miscellaneous debt. Repayments of indebtedness under the Credit Agreement Facilities commenced in the third fiscal quarter of 1995. Repayments of indebtedness under the Term Loan B Facility commenced in the first quarter of 1996.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

After giving effect to the Amendment of the Bank Credit Facilities in connection with the sale of the Notes, the maturities of long-term debt of the Company's continuing operations during 1996 and for 1997, 1998, 1999 and 2000 are $28.2 million, $36.2 million, $47.0 million $54.0 million and $58.1 million,respectively. In addition, the Term Loan Facility and the Term Loan B Facility provide for mandatory prepayments with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs.

         The  Company  makes  capital  expenditures  on a  recurring  basis  for replacements and improvements. As of April 27, 1996, the Company had approximately $56.5 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures in fiscal 1996 will aggregate approximately $60-70 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw material supply base. During the first quarter of 1996, price trends for most of the Company's primary raw materials remained constant with the previous quarter. The Company currently does not anticipate significant price increases in 1996 in its primary raw materials. The Company anticipates that announced 1995 price increases could increase the cost of purchased raw materials in 1996 by approximately $20 million to $25 million on an annualized basis. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

         The Company estimates that Wallcoverings will experience net cash requirements for working capital and capital expenditures, principally in connection with Wallcoverings' reengineering program, of approximately $20 million in the first half of 1996. Additionally, the Company currently expects to expend approximately $40 million to make a cash investment in Wallcoveringsfor future working capital and capital expenditure requirements and to fund Wallcoverings' receivables previously sold to Carcorp. Amounts actually required for these purposes could differ from expected amounts due to, among other things, changes in Wallcoverings' operating results and the availability of outside financing for Wallcoverings.

         The Company currently operates four facilities in Mexico to supply automotive products primarily to Mexican subsidiaries of U.S.-based automobile manufacturers. The Company believes that, based on the size of its Mexican operations, fluctuations in the Mexican peso will not have a material impact on the Company's financial position or results of operations.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings, will be approximately $25.0 million in fiscal 1996. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations coulddiffer materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under the amended Bank Credit Facilities.


Tax Matters

         The Company recognized a $150 million tax benefit in fiscal 1995 by reducing the valuation allowance related to its deferred tax assets to reflect the amount the Company expects to be realized in the future. The valuation allowance was reduced as a result of management's reassessment of the Company's improved financial performance since its recapitalization and initial public offering in July 1994, management's outlook for the Company's continuing businesses, and the planned spin-off of the Company's Wallcoverings subsidiary to its shareholders. While the Company's effective tax rate in financial statements subsequent to fiscal 1995 is expected to approximate the statutory tax rate, the actual amount of taxes to be paid will be significantly less than the Company's tax expense until the Company utilizes its remaining net operating loss carryforwards ("NOL's") and tax credits.

         At January 27, 1996, the Company had outstanding NOLs of approximately $286.5 million for Federal income tax purposes, which excludes $9 million related to the Company's discontinued Wallcoverings subsidiary. Substantially all of these NOLs expire over the period from 2000 to 2008. The Company also has unused Federal tax credits of approximately $15.6 million, $6.9 million of which expire during the period 1996 to 2003. The Company estimates that it will generate tax deductions of approximately $40.2 million in connection with the ultimate disposition of assets and liabilities of its discontinued businesses during the period 1996 to 1998, which were previously accrued for financial reporting purposes. The Company anticipates that utilization of these NOLs, tax credits and deductions will result in the payment of minimal Federal income taxes until these NOLs and tax credits are exhausted.

         Approximately $79.8 million of the Company's NOLs and $6.9 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. The Company believes that a substantial portion of these tax benefits will be realized in the future. Future sales of common stock by the Company or its principal shareholders, or changes in the composition of its principal shareholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded).

ENVIRONMENTAL MATTERS

         The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site soil and groundwater contamination. The Company's management believes that it has obtained, and is in material compliance with all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRP's, uncertainty regarding the extent if environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of April 27, 1996, including sites relating to the acquisition of Manchester Plastics and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 16 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 10 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of April 27, 1996, the Company's estimate of its liability for these 26 sites which exclude sites related to Wallcoverings, is approximately $30.8 million. As of April 27, 1996, the Company has established reserves of approximately $41.5 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liabilities arising from the activities or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings.

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996.


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

3.2      -        By-laws of Collins & Aikman Corporation,  as amended, is hereby incorporated by reference Exhibit 3.2 of Collins & Aikman
                  Corporation's Report on Form 10-K for the fiscal year ended
                  January 27, 1996.

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

4.2      -        Indenture,  dated as of June 1, 1996,  between  Collins
                  & Aikman  Products Co.,  Collins & Aikman  Corporation and
                  First Union National Bank of North Carolina, as Trustee.

4.3      -        First  Supplemental  Indenture dated as of June 1, 1996,
                  between Collins & Aikman Products Co.,  Collins & Aikman
                  Corporation and First Union National Bank of North
                  Carolina, as Trustee.

4.4      -        Amended  and  Restated  Credit  Agreement,  dated as of
                  June 3, 1996,  among  Collins & Aikman  Products  Co.,  as
                  Borrower,  Collins & Aikman Canada Inc., as Canadian
                  Borrower,  Collins & Aikman  Corporation,  as Guarantor,  the
                  lenders named therein,  Bank of America N.T.S.A. and
                  NationsBank,  N.A., as Managing Agents, and Chemical Bank, as
                  Administrative Agent, is hereby
                  incorporated by Reference to Exhibit 4.1 of
                  Collins & Aikman  Corporation's  Current Report on
                  Form 8-K dated June 7, 1996.



                  Collins  &  Aikman   Corporation  agrees  to  furnish  to  the
                  Commission  upon  request in  accordance  with Item 601 (b)(4)
                  (iii) (A) of Regulation S-K copies of instruments defining the rights  of  holders of  long-term  debt of  Collins  & Aikman
                  Corporation  or any of its  subsidiaries,  which debt does not exceed 10% of the total assets of Collins & Aikman Corporation and its subsidiaries on a consolidated basis.

10.1     -        Underwriting  Agreement dated June 5, 1996 between Collins &
                  Aikman  Products Co.,  Collins & Aikman  Corporation,
                  Wasserstein  Perella  Securities,  Inc., Chase Securities
                  Inc. and BA Securities,  Inc. is hereby  incorporated by
                  reference to Exhibit 1.1 of Collins & Aikman Corporation's
                  Current Report on Form 8-K dated June 7, 1996.

11          -     Computation of Earnings Per Share.

27          -     Financial Data Schedule.


(b)      Reports on Form 8-K.

         During the quarter for which this report on Form 10-Q is filed, the Company filed a Report on Form 8-K dated April 10, 1996, reporting in Item 5 thereof the proposed spin-off of the Company's Wallcoverings subsidiary. No financial statements were filed with such Report on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLLINS & AIKMAN CORPORATION
                                    (Registrant)



Dated:  June 11, 1996          By:  /s/  J. Michael Stepp
                                    J. Michael Stepp
                                    Chief Financial Officer and
                                    Executive Vice President
                                    (On behalf of the Registrant and as
                                    Principal Financial and Accounting Officer)