Form 10-Q
period 1996-07-27
COLLINS & AIKMAN CORP
filed 1996-09-10
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C. 20549

                            FORM 10-Q

       X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarter ended July 27, 1996

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


As of September 9, 1996, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 68,999,463 shares.

                PART  I  -  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except for per share data)

                                                        Quarter Ended               Six Months Ended
                                                July 27,         July 29,       July 27,        July 29,
                                                 1996             1995           1996           1995

Net sales............................         $  347,609      $  265,160      $  694,353      $  576,371

Cost of goods sold...................            277,870         215,949         556,693         463,758
Selling, general and administrative
 expenses ...........................             31,970          25,758          62,701          50,309
                                                 309,840         241,707         619,394         514,067
Operating income.....................             37,769          23,453          74,959          62,304

Interest expense, net................             14,455          10,296          27,676          20,128
Loss on sale of receivables                        1,284           1,744           3,142           4,249
Other expense........................              1,538            -                231            -

Income from continuing operations
 before income taxes ................             20,492          11,413          43,910          37,927
Income taxes.........................              8,688           2,015          17,771           5,165

Income from continuing operations                 11,804           9,398          26,139          32,762
Income from discontinued operations,.
 net of income taxes of $1,779,
 $520, $2,617 and $1,023 ............              3,717           6,047           4,524          11,584

Income before extraordinary loss.....             15,521          15,445          30,663          44,346
Extraordinary loss, net of income
 taxes of $4,709 ....................             (6,610)           -             (6,610)           -

Net income...........................         $    8,911    $    15,445      $    24,053     $    44,346

Net income per primary and fully
 diluted commonshare:
 Continuing operations ..............         $      .17    $       .13      $       .37     $       .46
 Discontinued operations ............                .05            .09              .06             .16
 Extraordinary item .................               (.09)           -               (.09)           -

 Net income .........................         $      .13    $        .22     $       .34     $       .62

Average common shares outstanding:
 Primary ............................             69,990          71,529          70,013          71,639
 Fully diluted ......................             70,015          71,686          70,067          71,717

                                I-1


               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                    (Unaudited)
                                      July 27,   January 27,
                                        1996       1996
               ASSETS
Current Assets:
 Cash and cash equivalents ........   $ 14,542   $     977
 Accounts and notes receivable, net    165,004     127,583
 Inventories ......................    132,720     134,309
 Net assets of discontinued
  operations.......................    116,412      93,003
 Other ............................     55,034      73,127

  Total current assets ............    483,712     428,999

Property, plant and equipment, net.    282,081     271,902
Deferred tax assets................    128,020     127,176
Goodwill, net......................    160,409     159,347
Other assets.......................     57,599      49,313

                                    $1,111,821  $1,036,737

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
 Notes payable .................... $    1,542       2,101
 Current maturities of long-term
  debt.............................     28,649      51,508
 Accounts payable .................    100,513     110,236
 Accrued expenses .................    123,920      93,820

  Total current liabilities .......    254,624     257,665

Long-term debt.....................    782,613     713,514
Other, including postretirement
  benefit obligation...............    277,433     293,410
Commitments and contingencies......

Common stock (150,000 shares
 authorized, 70,521 shares issued
 and 69,051 shares outstanding
 at July 27, 1996 and 70,521 shares
 issued and 69,074 outstanding at
 January 27, 1996).................        705         705
Other paid-in capital..............    585,422     585,469
Accumulated deficit................   (746,086)   (770,139)
Foreign currency translation
 adjustments.......................    (22,573)    (23,719)
Pension equity adjustment..........     (9,090)     (9,090)
Treasury stock, at cost (1,470
 shares at July 27, 1996 and 1,447
 shares at January 27, 1996).......    (11,227)    (11,078)

  Total common stockholders'
    deficit........................   (202,849)   (227,852)

                                  $  1,111,821  $1,036,737

                                 I-2

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                              Quarter Ended         Six Months Ended
                                            July 27,    July 29,    July 27,    July 29,
                                              1996        1995        1996        1995
OPERATING ACTIVITIES
Income from continuing operations ...       $ 11,804    $  9,398     $  26,139  $  32,762
Adjustments to derive cash flow from
 continuing operating activities:
  Depreciation and leasehold                   9,475       9,761        18,699     19,476
   amortization......................
  Amortization of goodwill ..........          1,030        -            2,060       -
  Amortization of other assets ......          1,732       1,124         3,727      1,858
  Decrease(increase)in accounts and
   notes receivable..................          6,961      28,601       (19,421)    55,072
  Decrease(increase )in inventories .         (4,066)        (88)        1,589      3,745
  Decrease in accounts payable ......         (8,398)       (795)       (9,723)   (22,064)
  Increase in interest payable ......          3,025           3         3,471        733
  Other, net ........................          6,312      (7,320)       29,794    (10,158)

   Net cash provided by continuing
     operating activities............         27,875      40,684        56,335     81,424

Cash provided by (used in)
 Wallcoverings and Floorcoverings
 discontinued operations..............           928       3,245          (255)    (6,039)
Cash provided by (used in) other
 discontinued operations..............        (1,897)    (12,015)          488    (18,846)

      Net cash provided by (used in)
        discontinued operations.......          (969)     (8,770)          233    (24,885)

INVESTING ACTIVITIES
Additions to property, plant and
 equipment............................       (22,782)    (20,704)      (42,722)   (42,166)
Sales of property, plant and equipment           701          42         3,064        316
Acquisition of businesses, net of cash
 acquired.............................        (8,007)       -           (8,007)      -
Proceeds from sale-leaseback
 arrangement..........................          -         17,645          -        17,645
Other, net............................        (4,263)     (2,187)       (5,515)    (4,437)

   Net cash used in investing
    activities........................       (34,351)     (5,204)      (53,180)   (28,642)

FINANCING ACTIVITIES
Issuance of long-term debt............       400,045       3,639       400,229      4,356
Repayment of long-term debt...........      (264,461)       (968)     (278,977)    (2,831)
Net reduction of participating
 interests in accounts receivable.....      (19,000)     (23,000)     (18,000)    (28,000)
Net borrowings (repayments) on
 revolving credit facilities..........      (83,000)        -         (75,000)     15,000
Net borrowings (repayments) on notes
 payable..............................          299       (1,012)        (559)       (785)
Purchase of treasury stock............         (149)      (3,776)        (149)     (3,776)
Other, net............................      (17,240)          38      (17,367)        172

   Net cash provided by (used in)
    financing activities..............       16,494      (25,079)      10,177     (15,864)

Net increase in cash and cash
 equivalents..........................        9,049        1,631       13,565      12,033
Cash and cash equivalents at beginning
 of period............................        5,493       13,719          977       3,317

Cash and cash equivalents at end of
 period..............................   $    14,542    $  15,350     $ 14,542   $  15,350

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

     Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of July 27, 1996, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 78% of the Common Stock.

     The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

B.   Basis of Presentation:

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter and six months ended July 29, 1995 to conform to the fiscal 1996 presentation and are primarily related to the Wallcoverings segment and Floorcoverings subsidiary being reclassified as discontinued operations.
See Note J.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended January 27, 1996.

C.   Interest Rate Protection Programs:

     The Company maintains a program designed to reduce its exposure to changes in the cost of its variable rate borrowings by the use of interest rate corridor and collar agreements. At July 27, 1996, the Company has a corridor agreement to limit its exposure through October 1996 on a notional principal amount of $250 million at an average LIBOR strike price of 7.50%. The strike price of corridor and collar agreements exceeded the current market levels at the time they were entered into and their cost is included in interest expense ratably during the life of the agreements. Payments to be received, if any, as a result of the agreements are accrued as a reduction of interest expense.
Unamortized costs of these arrangements are included in other assets.   The
Company has limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%.

     Amortization of the interest rate protection agreements amounted to $.3 million and $.1 million during the quarter ended July 27, 1996 and July 29, 1995, respectively. Amortization of these agreements amounted to $.5 million and $.3 million during the six months ended July 27, 1996 and July 29, 1995, respectively.
                                I-4

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)

D.   Goodwill:

     Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill applicable to continuing operations for the second quarter of 1996 and six months ended July 27, 1996 was $1.0 million and $2.1 million, respectively. Accumulated amortization at July 27, 1996 was $2.3 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At July 27, 1996, the Company believes its goodwill of $160.4 million was not impaired.

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

     Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at July 27, 1996 approximately $18.2 million was available under the variable funding certificates, none of which was utilized.

     The term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum. The variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

     As of July 27 1996 the Trust's receivables pool was $199.0 million net of allowances for doubtful accounts. As of July 27, 1996 the holders of term certificates and variable funding certificates collectively possessed a $110.0 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date.

     See Note J for amounts allocated to discontinued operations associated with the Receivables Facility.
                                I-5

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)

F.   Inventories:

     Inventory balances are summarized as follows (in thousands):

                                              July  27,     January 27,
                                                1996           1996

         Raw materials......................  $ 76,597     $   75,529
         Work in process....................    23,001         21,636
         Finished goods.....................    33,122         37,144

                                              $132,720     $  134,309
G.   Subordinated Notes:

     On June 10, 1996, the Company's wholly-owned subsidiary, C&A Products, issued at face value $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the Company. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and intends to use the remainder for general corporate purposes, including working capital, capital expenditures and acquisitions.

H.   Interest Expense, Net:

     Interest expense allocated to continuing operations for the quarters ended July 27, 1996 and July 29, 1995 is net of interest income of $1.2 million and $.8 million, respectively. Interest expense allocated to continuing operations for the six months ended July 27, 1996 and July 29, 1995 is net of interest income of $1.5 million and $1.6 million, respectively. See Note J for interest expense allocated to discontinued operations.

I.   Facility Closing Costs:

     In the fourth quarter of fiscal 1995, the Company in its Automotive Products segment provided for the cost to exit one manufacturing facility. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued Wallcoverings segment. During the second quarter of 1996 and the six months ended July 27, 1996, the Company expended approximately $.1 million related to closure and disposal of idled facilities for continuing operations. Cash outlays for facility closing costs related to discontinued operations during the six months ended July 27, 1996 were approximately $.4 million for severance benefits and $.1 million for closing and disposal of idled facilities. There were no cash outlays for facility closing costs related to discontinued operations during the second quarter of 1996.

J.   Discontinued Operations:

     On April 9, 1996, the Company announced a plan to spin off its Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") to the stockholders of the Company in the form of a stock dividend. The spin-off requires, among other things, the final approval of the Company's Board of Directors. The Company expects the spin-off to occur during the fourth quarter of 1996. The Company has accounted for the financial results and net assets of Wallcoverings as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect Wallcoverings as a discontinued operation. For the six months ended July 27, 1996, Wallcoverings had income, net of income taxes, of $.4 million which relates to the quarter ended April 27, 1996. Wallcoverings' results subsequent to the quarter ended April 27, 1996 have been charged to the Company's existing discontinued operations reserves. For the quarter ended and six

                                I-6

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)

months ended July 29, 1995, Wallcoverings had a loss, net of income taxes, of $.1 million and income, net of income taxes, of $4.0 million, respectively.

     During the second quarter, the Company announced its intention to sell the Company's Floorcoverings subsidiary ("Floorcoverings") in order to more aggressively pursue the Company's automotive growth strategy. As a result of this plan, the Company has accounted for the financial results and net assets of Floorcoverings as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect Floorcoverings as a discontinued operation. The following is selected financial data related to Floorcoverings for the periods presented (in thousands):

                                For The Quarter Ended    For The Six Months Ended
                                  July 27,  July 29,         July 27,  July 29,
                                    1996      1995            1996      1995

     Net sales.................  $ 41,858  $ 36,702        $ 68,723    $ 60,381
     Cost of sales.............    25,641    20,939          42,474      34,437
     Selling, general and
      administrative expense...    7,655     7,271           14,272      14,027
     Other expense.............      427         0              427           0

     Net interest expense of discontinued operations including amounts attributable to discontinued operations was $2.5 million and $4.5 million for the quarter and six months ended July 27, 1996, respectively, and $1.9 million and $3.6 million for the quarter and six months ended July 29, 1995, respectively. Interest expense of $2.5 million and $4.4 million for the quarter and six months ended July 27, 1996, respectively, and $1.8 million and $3.4 million for the quarter and six months ended July 29, 1995, respectively, was allocated to discontinued operations based upon the ratio of net book value of discontinued operations to consolidated invested capital.

     A portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the Trust's receivable pool related to discontinued operations to (y) the total Trust's receivables pool. For the quarter and six months ended July 27, 1996, $185,000 and $390,000, respectively, of loss on sale of receivables was allocated to discontinued operations. For the quarter and six months ended July 29, 1995, these allocated amounts were $200,000 and $390,000, respectively.

K.   Related Party Transactions:

     Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly. Wasserstein Perella Securities, Inc., an affiliate of WP Partners, participated as a lead underwriter in C&A Products' offering of Subordinated Notes in June 1996 and was paid fees of approximately $5.4 million by C&A Products in connection therewith.

                                I-7

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)

L.   Information About Industry Segments of the Company's Continuing Operations:

     Information about the Company's continuing industry segments for the second quarter and first six months of fiscal 1996 and of fiscal 1995 follows (in thousands):

                                                        Depreciation
Quarter Ended            Net       Gross    Operating      and            Capital
July 27, 1996           Sales      Margin    Income    Amortization (a) Expenditures
Automotive Products   $ 275,683   $ 52,255  $  29,953   $    8,852      $    9,724
Decorative Fabrics       71,926     17,484      7,816        2,420           2,718
Corporate items (b)        -         -         -               965          10,340
                      $ 347,609   $ 69,739  $  37,769   $   12,237      $   22,782


                                                        Depreciation
Quarter Ended            Net       Gross    Operating       and            Capital
July 29, 1995           Sales      Margin    Income    Amortization (a)  Expenditures

Automotive Products   $ 204,794   $ 35,062  $  19,166   $    6,460       $  13,991
Decorative Fabrics       60,366     14,149      4,287        3,050           3,889
Corporate items (b)        -          -          -           1,375           2,824
                      $ 265,160   $ 49,211  $  23,453   $   10,885       $  20,704


                                                        Depreciation
Six Months Ended         Net       Gross    Operating       and            Capital
July 27, 1996           Sales      Margin    Income    Amortization (a)  Expenditures

Automotive Products   $ 558,383   $104,126  $  60,097   $   17,628     $    18,492
Decorative Fabrics      135,970     33,534     14,862        4,824           7,972
Corporate items (b)        -          -          -           2,034          16,258
                      $ 694,353   $137,660  $  74,959   $   24,486     $    42,722


                                                        Depreciation
Six Months Ended         Net       Gross    Operating       and            Capital
July 29, 1995           Sales      Margin    Income    Amortization (a)  Expenditures

Automotive Products   $ 448,488   $ 80,790  $  50,246   $   12,967     $    29,302
Decorative Fabrics      127,883     31,823     12,058        5,957           8,059
Corporate items (b)        -          -          -           2,410           4,805
                      $ 576,371   $112,613  $  62,304   $   21,334     $    42,166

                                I-8

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)

(a) Includes the amortization of goodwill and other assets and liabilities and excludes depreciation and amortization for discontinued operations.

(b) Includes capital expenditures for discontinued operations for the second quarter of 1996 and 1995 of $10.2 million and $2.5 million, respectively. Capital expenditures for discontinued operations for the six months ended July 27, 1996 and July 29, 1995 were $15.6 million and $4.2 million, respectively.

     The geographic dispersion of the operations of the Company and its subsidiaries did not change significantly from January 27, 1996 to July 27, 1996.

M.   Commitments and Contingencies:

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

N.   Common Stockholders' Deficit:

     Activity in common stockholders' deficit is as follows (in thousands):

                                                                         Foreign
                                               Other                     Currency        Pension
                                  Common      Paid-in    Accumulated   Translation       Equity     Treasury
                                   Stock      Capital      Deficit     Adjustments     Adjustment     Stock           Total
Balance at January 27, 1996      $   705    $ 585,469    $ (770,139)    $  (23,719)     $  (9,090)    $ (11,078)   $ (227,852)

Compensation expense
 adjustment .....                   -             (47)         -              -              -             -              (47)
Net income.......                   -            -           24,053           -              -             -           24,053
Purchases of treasury stock
 (23 shares)  ...                   -            -             -              -              -            (149)          (149)
Foreign currency
 translation adjustments......      -            -             -            1,146            -             -            1,146

Balance at July 27, 1996......   $  705     $ 585,422    $ (746,086)    $ (22,573)      $  (9,090)    $ (11,227)   $ (202,849)

                                I-9

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                                  (Unaudited)

O.   Earnings Per Share:

     Earnings per common share are based on the weighted average number of shares of Common Stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable deferred compensation expense.

P.   Significant Subsidiary:

     The Company conducts all of its operating activities through its wholly-owned subsidiary C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):

                                     For the Quarter    For the Six Months
                                          Ended               Ended

                                    July 27,  July 29,  July 27,  July 29,
                                      1996      1995      1996      1995
Net sales...........................$347,609  $265,160  $694,353  $576,371
Gross margin........................  69,739    49,211   137,660   112,613
Income from continuing operations...  11,792     9,511    25,952    32,990
Net income .........................   8,899    15,558    23,866    44,574


                                       July 27,   January 27,
                                        1996        1996
Current assets...................... $  483,134  $  427,756
Noncurrent assets...................    628,003     607,738
Current liabilities.................    253,409     256,452
Noncurrent liabilities..............  1,057,464   1,004,342


     Separate financial statements of C&A Products are not presented because they would not be material to the holders of any debt securities of C&A Products that have been or may be issued, there being no material differences between the financial statements of C&A Products and the Company. The absence of separate financial statements of C&A Products is also based upon the fact that any debt of C&A Products issued, and the assumption that any debt to be issued, under the Registration Statement on Form S-3 filed by the Company and C&A Products (Registration No. 33-62665) is or will be fully and unconditionally guaranteed by the Company.

Q.   Subsequent Event:

     On August 28, 1996, the Company announced its signing of a definitive agreement to acquire JPS Automotive L.P. ("JPS Automotive") from Foamex International, Inc. ("Foamex"). The purchase price, subject to final adjustments, is a total of $220 million and includes approximately $198 million of indebtedness of JPS Automotive and approximately $22 million in cash. The purchase is expected to close by the end of November and is subject to a number of conditions including the execution of certain agreements with Foamex, the purchase of a minority interest in a JPS Automotive subsidiary for $10 million, the arrangement of standby financing, the consent of the Company's lenders and of Foamex's lenders and bondholders and other conditions. There can be no assurance that these conditions will be satisfied.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RECENT DEVELOPMENTS

     On August 28, 1996, the Company announced its signing of a definitive agreement to acquire JPS Automotive from Foamex. The purchase price, subject to final adjustments, is a total of $220 million and includes approximately $198 million of indebtedness of JPS Automotive and approximately $22 million in cash. The purchase is expected to close by the end of November and is subject to a number of conditions including the execution of certain agreements with Foamex, the purchase of a minority interest in a JPS Automotive subsidiary for $10 million, the arrangement of standby financing, the consent of the Company's lenders and of Foamex's lenders and bondholders and other conditions. There can be no assurance that these conditions will be satisfied.

     On June 10, 1996, the Company's wholly-owned subsidiary, C&A Products, issued $400 million principal amount of the Subordinated Notes, which are guaranteed by the Company. The Subordinated Notes were sold at a price equal to 100% of their principal amount. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of the outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and intends to use the remainder for general corporate purposes, including working capital, capital expenditures and acquisitions.

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

GENERAL

     The Company's continuing business segments consist of Automotive Products, which supplies textile and plastic interior trim products and convertible top systems to the North American and, increasingly, the European automotive industry; and Decorative Fabrics, which manufactures residential upholstery in the United States. The Decorative Fabrics segment was formerly reported as the Interior Furnishings segment. However, as a result of the Company's decision to classify the Company's Floorcoverings subsidiary as a discontinued operation, this segment was renamed Decorative Fabrics. The Wallcoverings segment, which produces residential and commercial wallpaper in North America, has also been classified as a discontinued operation. Accordingly, all prior year segment information has been restated.

     The Company's net sales in the second quarter of fiscal 1996 were $347.6 million, with approximately $275.7 million (79.3%) in Automotive Products and $71.9 million (20.7%) in Decorative Fabrics. All references to a year with respect to the Company refer to the fiscal year of the Company which ends on the last Saturday of January of the following year.

     The industries in which the Company competes are cyclical. Automotive Products is primarily influenced by the level of North American vehicle production. Decorative Fabrics is directly influenced by the level of retail furniture sales, which in turn is primarily influenced by the level of residential construction and renovation and by consumer confidence.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

RESULTS OF OPERATIONS

Discussion of results of each of the Company's operating segments follows:

Automotive Products

                                                 Quarter Ended
                                    July 27, 1996            July 29, 1995
                                 Amount     Percent        Amount    Percent
                                      (dollar amounts in thousands)

Net sales...................  $   275,683    100.0%    $   204,794   100.0%
Cost of goods sold..........      223,428     81.0         169,732    82.9
Gross margin................       52,255     19.0          35,062    17.1
Selling, general &
  administrative expenses...       22,302      8.1          15,896     7.7
Operating income............  $    29,953     10.9%    $    19,166     9.4%

                                                 Six Months Ended
                                     July 27, 1996           July 29, 1995
                                 Amount       Percent      Amount    Percent
                                      (dollar amounts in thousands)

Net sales...................  $   558,383    100.0%    $   448,488   100.0%
Cost of goods sold..........      454,257     81.4         367,698    82.0
Gross margin................      104,126     18.6          80,790    18.0
Selling, general &
  administrative expenses...       44,029      7.9          30,544     6.8
Operating income............  $    60,097     10.7%    $    50,246    11.2%

Net Sales: Automotive Products' net sales increased 34.6% to approximately $275.7 million in the second quarter of 1996, up $70.9 million over the comparable 1995 quarter. The overall increase was due to the acquisition of Manchester Plastics in January 1996, as well as increased sales in convertible top systems, molded carpet, accessory mats and luggage compartment trim, partially offset by decreased sales of automotive bodycloth. The overall increase in the segment's sales compares with an 8.8% increase in the North American vehicle build over the comparable quarter of the prior year. For the remainder of the year, the Company currently does not expect any increase in the North American vehicle build versus last year.

For the first six months of 1996, Automotive Products' net sales of $558.4 million were $109.9 million higher than the comparable period in 1995. This overall increase was due primarily to the acquisition of Manchester Plastics in January 1996 and the Fatati business in May 1996 as well as the items discussed above. These increases were partially offset by a reduction in first quarter sales to General Motors resulting from the United Auto Workers' strike against General Motors in March 1996.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Convertible top system sales increased 94.8% and 87.1% in the quarter and six months ended July 27, 1996, respectively, over the prior year periods principally due to increased shipments of the Chrysler Sebring and Ford Mustang. These increases were partially offset by the planned discontinuance of the Chrysler LeBaron convertible.

Molded carpet sales increased 13.4% and 8.7% in the quarter and six months ended July 27, 1996, respectively, over the prior year periods. Increased sales to the Chrysler Caravan/Voyager, T300 pickup, Sebring and Breeze were partially offset by reduced sales to the Ford Explorer, Chevrolet Camaro and Pontiac Grand Prix during both periods of the current year.

Manchester Plastics, which was acquired in January 1996, contributed $40.4 million and $78.7 million in sales of plastic interior trim components in the quarter and six months ended July 27, 1996, respectively. Manchester's sales for the six months ended July 27, 1996 were negatively impacted by the General Motors strike in the first quarter and delays in the launch of certain new programs which were partially offset by increased sales to the Honda Civic.

Accessory mat sales increased 21.9% and 16.2% in the quarter and six months ended July 27, 1996, respectively, over the prior year periods. The overall increase is attributable to increased sales to the Chrysler Caravan/Voyayer and T-300, and the Honda Civic and Accord. These increases were partially offset by lower Nissan build requirements.

Luggage compartment trim sales increased 5.7% and 4.0% in the quarter and six months ended July 27, 1996, respectively, over the prior year periods. Increased sales to the Honda Civic and the Chrysler Sebring and Breeze were partially offset by reduced sales to the Ford Explorer and the Mazda 626 and decreased sales to General Motors in the first quarter.

Automotive bodycloth sales declined 7.5% and 15.9% in the quarter and six months ended July 27, 1996, respectively, over the prior year periods. The decreased sales resulted primarily from reduced sales to the Chevrolet Cavalier, Ford Mustang, Thunderbird, and F-Series truck and the Honda Civic and decreased sales to General Motors in the first quarter. These decreases were partially offset by increased sales to the Mercury Sable, the Chrysler Grand Cherokee and Breeze and the Pontiac Grand Am.

Of the segment's sales, approximately 15.2% and 14.1% in the quarter and six months ended July 27, 1996, respectively, were attributable to products utilized in vehicles not built in North America.

The above factors resulted in the Company's average sales content per vehicle built in North America of approximately $64 for the second quarter and first six months of 1996 compared to an average of approximately $54 for the fiscal 1995 year.

Gross Margin: For the second quarter of 1996, gross margin was 19.0%, up from 17.1% in the comparable period in 1995. The increase in gross margin is attributable primarily to the increase in higher margin convertible top system sales offset partially by the previously anticipated lower margins in plastic components. The Company currently anticipates margins in its plastic interior trim business will increase during the remainder of the year unless new programs fail to launch. For the six months ended July 27, 1996, gross margin was 18.6%, up from 18.0% in the comparable period in 1995. The increase was due to the same factors mentioned above, as well as decreased sales of automotive bodycloth and decreased sales to General Motors in the first quarter.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Selling, General and Administrative Expenses: Automotive Products' selling, general and administrative expenses increased 40.3% to $22.3 million in the second quarter of 1996, up $6.4 million over the comparable 1995 period. Selling, general and administrative expenses increased to $44.0 million for the six months ended July 27, 1996, up $13.5 million over the comparable 1995 period. The increase is primarily due to the acquisition of Manchester Plastics and Amco Convertible Fabrics and the expansion of the Company's carpet business in Europe and convertible top system business in Mexico.

Decorative Fabrics

                                         Quarter Ended
                                July 27, 1996       July 29, 1995
                               Amount   Percent    Amount   Percent
                                 (dollar amounts in thousands)

Net sales...................  $ 71,926     100.0%  $60,366     100.0%
Cost of goods sold..........    54,442      75.7    46,217      76.6
Gross margin................    17,484      24.3    14,149      23.4
Selling, general &
  administrative expenses...     9,668      13.4     9,862      16.3
Operating income............  $  7,816      10.9%  $ 4,287       7.1%


                                         Six Months Ended
                                July 27, 1996       July 29, 1995
                               Amount   Percent    Amount   Percent
                                 (dollar amounts in thousands)

Net sales...................  $135,970     100.0%  $127,883    100.0%
Cost of goods sold..........   102,436      75.3     96,060     75.1
Gross margin................    33,534      24.7     31,823     24.9
Selling, general &
  administrative expenses...    18,672      13.7     19,765     15.5
Operating income............  $ 14,862      11.0%  $ 12,058      9.4%

Net Sales: Decorative Fabrics' net sales increased 19.1% to $71.9 million in the second quarter of 1996, up $11.6 million compared to the second quarter of 1995. Net sales for the six months ended July 27, 1996 were $136.0 million, up 6.3% over the comparable period in 1995.

Decorative Fabrics' sales increase was principally in the segment's Mastercraft division, which makes flatwoven upholstery fabrics. Mastercraft's sales increased approximately 20% in the second quarter of 1996 as compared to the prior year period even though the average selling prices decreased due to changes in sales mix towards the Company's lower priced product lines. All Mastercraft product lines experienced sales increases in the second quarter of 1996 over the prior year period. The segment also benefited from increased demand for Mastercraft's Advantage product, which was introduced in August of 1994. Velvet furniture fabric sales increased 10.4% for the second quarter of 1996 as compared to the same period in 1995. However, velvet furniture fabric sales for the six months ended July 27, 1996 remained flat as compared to the prior year period.
                                I-14

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Gross Margin: Decorative Fabrics' gross margin for the second quarter of 1996 increased to 24.3% of sales from 23.4% in the comparable prior year period. The increase reflects the higher sales and production levels which improved absorption of overhead costs. In addition, the segment continues to benefit from the improved efficiencies as a result of the Mastercraft loom modernization program.

Decorative Fabrics' gross margin for the six months ended July 27, 1996 was 24.7% of sales, down from 24.9% for the comparable period in 1995. This decline resulted from lower sales volume in the first quarter of 1996 and increased raw material prices of approximately $1.2 million.

Selling, General and Administrative Expenses: Decorative Fabrics' selling, general and administrative expenses decreased 2.0% to $9.7 million in the second
quarter of 1996, down $.2 million from the second quarter of 1995.   Selling,
general and administrative expenses decreased $1.1 million to $18.7 million for the six months ended July 27, 1996 as compared to the same period in 1995.
These decreases are primarily due to lower administrative costs.

Company As A Whole

Net Sales: Net sales increased 31.1% to $347.6 million in the second quarter of 1996, up $82.4 million over the second quarter of 1995. Net sales for the six months ended July 27, 1996 increased 20.5% to $694.4 million, up $118.0 million over the comparable period in 1995. The overall net sales increase reflects continued sales increases in the Company's Automotive Products segment and the second quarter sales increases in the Decorative Fabrics segment as discussed above.

Gross Margin: Gross margin increased to $69.7 million or 20.1% of sales in the second quarter of 1996, up from $49.2 million or 18.6% of sales in the second quarter of 1995. The second quarter 1996 increase in gross margin as a percentage of sales results primarily from increased convertible top system sales in the Automotive Products segment and improved margins within Decorative Fabrics, partially offset by lower margins in plastic interior trim components. Gross margin increased to $137.7 million or 19.8% of sales for the six months ended July 27, 1996, up from $112.6 million or 19.5% of sales for the same period in 1995. This increase resulted primarily from increased Automotive Products margins partially offset by a decrease in the gross margin percentage of the Decorative Fabrics segment in the six months ended July 27, 1996 as discussed above. The Company expects that raw material price increases announced in 1995 will affect operating results in the remainder of fiscal 1996, although the Company believes that the impact can be somewhat reduced by price increases to customers, the continued results of the Company's value engineering/value analysis and cost improvement programs and by continued reductions in the cost of non-conformance.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of $32.0 million in the second quarter of 1996 were $6.2 million higher than the comparable period in 1995. Selling, general and administrative expenses increased to $62.7 million for the six months ended July 27, 1996, up from $50.3 million in the same period in 1995. The increase is primarily attributable to the acquisitions of Manchester Plastics in January 1996 , the Fatati business in May 1996 and Amco Convertible Fabrics in October 1995.

Interest Expense: Interest expense allocated to continuing operations, net of interest income of $1.2 million in the second quarter of 1996 and $.8 million in the second quarter of 1995, increased $4.2 million to $14.5 million in the second quarter of 1996 from $10.3 million in the second quarter of 1995. Interest expense allocated to continuing operations, net of interest income of $1.5 million for the six months ended July 27, 1996 and $1.6 million for the six months ended July 29, 1995, increased to $27.7 million for the six months ended July 27, 1996

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

as compared to $20.1 million for the same period in 1995. The overall increase in interest expense was due to a higher amount of overall outstanding indebtedness, primarily related to the $197 million credit facility that was entered into in connection with the acquisition of Manchester Plastics in January 1996 (the "Term Loan B Facility") as well as the higher interest rates associated with the Subordinated Notes issued in June 1996.

Loss on the Sale of Receivables: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.3 million was allocated to continuing operations in the second quarter of 1996 compared to a loss of $1.7
million in the prior year quarter.   Losses of $3.1 million and $4.2 million
were allocated to continuing operations for the six months ended July 27, 1996 and July 29, 1995, respectively. See Note E to Condensed Consolidated Financial Report.

Other Expense: The Company in the second quarter of 1996 and six months ended July 27, 1996 recognized $1.5 million and $.2 million, respectively, in foreign currency transaction losses related to obligations to be settled in currencies other than the functional currency of its foreign operations.

Income Taxes: In the quarter ended July 27, 1996, the provision for income taxes was $8.7 million compared with $2.0 million for the comparable 1995 period. For the six months ended July 27, 1996 and July 29, 1995, the provisions for income taxes were $17.8 million and $5.2 million, respectively. The increase in the Company's tax expense and reported rate results from the Company's 1995 recognition of net deferred tax assets of $150 million. In the second quarter and first six months of 1996 and 1995, income tax expense consisted of foreign, state, franchise and federal taxes.

Discontinued Operations: The Company's discontinued Floorcoverings subsidiary had income of $3.7 million in the second quarter of 1996 as compared to income of $6.0 million for the discontinued Wallcoverings segment and Floorcoverings
subsidiary for the same period in 1995.   Income from discontinued operations
for the six months ended July 27, 1996 and July 29, 1995 was $4.5 million and $11.6 million, respectively. Results of operations for the Wallcoverings subsidiary subsequent to April 27, 1996 have been charged to the Company's existing discontinued operations reserves. In addition, the decline in income from discontinued operations relates primarily to increased income taxes and allocated interest expense as well as decreased earnings related to Wallcoverings sales declines.

Extraordinary Loss: For the quarter and six months ended July 27, 1996, the Company recognized a non-cash extraordinary charge of $6.6 million, net of income taxes of $4.7 million, related to the refinancing of its bank facilities. The refinancing was done in conjunction with the Company's offering of the Subordinated Notes.

Net Income: The combined effect of the foregoing resulted in net income of $8.9 million in the second quarter of 1996 compared to net income of $15.4 million for the comparable period of 1995. Net income for the six months ended July 27, 1996 and July 29, 1995 was $24.1 million and $44.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company and its subsidiaries had cash and cash equivalents totaling $14.5 million and $1.0 million at July 27, 1996 and January 27, 1996, respectively. The Company had a total of $253.0 million of borrowing availability under its credit arrangements as of July 27, 1996. The total was comprised of $224.9 million under

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

the Bank Credit Facilities (as defined below), $18.2 million under the Receivables Facility and approximately $9.9 million under demand lines of credit in Canada.

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

     As discussed above, on June 10, 1996 C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2 to 1) of cash flow to interest expense or (iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

     On June 3, 1996, the Company and C&A Products entered into an amendment and restatement (the "Amendment") of the Credit Agreement Facilities and the Term Loan B Facility (collectively, the "Bank Credit Facilities"). The Amendment was effected in connection with the sale of the Subordinated Notes and the use of proceeds from such sale to repay various outstanding loans under the Credit Agreement Facilities. As a result of the Amendment, the Bank Credit Facilities consist of (i) the Term Loan Facility, in an aggregate principal amount of $195 million (including a $45 million facility in Canada), payable in installments until final maturity on July 13, 2002, (ii) the Term Loan B Facility, in the principal amount of $195.8 million, payable in installments until final maturity on December 31, 2002, and (iii) the Revolving Facility, having an aggregate principal amount of up to $250 million and maturing on July 13, 2001. The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except (x) to the extent necessary to allow the Company to pay taxes and ordinary expenses, (y) for permitted repurchases of shares or options from employees and directors and
(z) to make permitted investments in finance, foreign or acquired subsidiaries. In addition, the Company and C&A Products are permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million and

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

(ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and are permitted to pay additional dividends in amounts representing certain net proceeds from any sale of Wallcoverings in the event the spin-off is not effected.

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

     In connection with the proposed spin-off of Wallcoverings, Wallcoverings will be terminated as a seller of receivables under the Receivables Facility. Receivables sold by Wallcoverings prior to such termination will remain in the Trust. The Company anticipates that the Trust will be required to redeem term certificates having a face value of approximately $20 million as the Trust collects the Wallcoverings receivables. The Company also anticipates terminating Floorcoverings as a seller of receivables under the Receivables Facility in connection with the Company's announced intention to sell Floorcoverings. This would result in the redemption of approximately $20 million face value of term certificates.

     Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at July 27, 1996 approximately $18.2 million was available under the variable funding certificates, none of which was utilized.

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

     The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At July 27, 1996, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. The Company has made lease payments of approximately $2.1 million and $3.9 million in the quarter and six months ended July 27, 1996, respectively, for machinery and equipment sold and leased back under this master lease. The Company expects lease payments under this master lease to be $4.2 million during the remainder of fiscal 1996.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

     As discussed above, the Company has signed a definitive agreement, subject to certain conditions, to acquire JPS Automotive. The Company anticipates funding the estimated $22 million cash portion of the acquisition through borrowings under the Bank Credit Facilities. JPS Automotive has approximately $198 million of indebtedness outstanding. This amount includes approximately $180 million of indebtedness related to the 11-1/8% senior notes due 2001 (the "JPS Automotive Senior Notes"), which will remain outstanding in the acquisition. Holders of the JPS Automotive Senior Notes have the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest as a result of the acquisition. The Company is in preliminary discussions concerning a standby facility to finance the purchase of any JPS Automotive Senior Notes that are put to JPS Automotive, and is considering alternatives for the JPS Automotive Senior Notes. Such alternatives could impact the Company's decision to operate JPS Automotive as a restricted subsidiary or unrestricted subsidiary under the Bank Credit Facilities and the indenture governing the Subordinated Notes. Management believes that JPS Automotive will generate sufficient cashflow from its operations and borrowings under a new revolving credit facility expected to be put in place at the time of the closing of the acquisition, to fund its other cash requirements for the remainder of 1996.

     The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Bank Credit Facilities and the sale of receivables under the Receivables Facility. Net cash provided by the operating activities of the Company's continuing operations was $27.9 million and $56.3 million for the quarter and six months ended July 27, 1996.

     The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases, capital expenditures, and acquisitions. At July 27, 1996, the Company had total outstanding indebtedness of $811.3 million (excluding approximately $25.1 million of outstanding letters of credit and $.6 million of indebtedness of the discontinued Wallcoverings segment) at an average interest rate of 9.5% per annum. Of the total outstanding indebtedness, $787.2 million relates to the Bank Credit Facilities and the Subordinated Notes.

     The Company's Board of Directors authorized the expenditure of up to $12 million in 1996 to repurchase shares of the Company's common stock. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent an aggregate of $149,000 to repurchase shares during the quarter and six months ended July 27, 1996.

     Indebtedness under the Term Loan Facility and the Revolving Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase Bank's Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.5% in the case of the "LIBOR Margin" and .5% in the case of the "ABR Margin" on July 27, 1996. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase Bank's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Bank Credit Facilities at July 27, 1996 was 7.54%. The weighted average interest rate on the sold interests under the Receivables Facility at July 27, 1996 was 5.78%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. Cash interest paid during the second quarter of fiscal 1996 and 1995 was $14.7

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

million and $12.3 million, respectively. Cash interest paid during the six months ended July 27, 1996 and July 29, 1995 was $28.7 million and $23.2 million, respectively. The Subordinated Notes bear interest at a rate of 11.5% per annum.

     Due to the variable interest rates under the Bank Credit Facilities and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during September 1994, the Company entered into a program to reduce its exposure to increases in interest rates through the use of interest rate corridor and collar agreements. Under a corridor agreement, the Company limited its exposure on $250 million of notional principal amount from October 17, 1995 through October 17, 1996 at an average LIBOR strike price of 7.50%. In April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. Based upon amounts outstanding at July 27, 1996, a .5% increase in LIBOR (5.6% at July 27, 1996) would impact interest costs by approximately $1.9 million annually on the Bank Credit Facilities and $.6 million annually on the Receivables Facility.

     The current maturities of long-term debt primarily consist of the current portion of the Bank Credit Facilities, vendor financing, industrial revenue bonds and other miscellaneous debt. Repayments of indebtedness under the Bank Credit Facilities commenced in the third fiscal quarter of 1995.

     The maturities of long-term debt of the Company's continuing operations during the remainder of 1996 and for 1997, 1998, 1999 and 2000 are $11.0 million, $36.1 million, $46.9 million $53.6 million and $57.7 million, respectively. In addition, the Bank Credit Facilities provide for mandatory prepayments of the Term Loan and Term Loan B Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations.
The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs.

     The Company makes capital expenditures on a recurring basis for replacements and improvements. As of July 27, 1996, the Company's continuing operations had approximately $32.6 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations in fiscal 1996 will aggregate approximately $60-70 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

     The Company is sensitive to price movements in its raw material supply base. During the first six months of 1996, price trends for most of the Company's primary raw materials remained constant with the previous six months. The Company currently does not anticipate significant price increases in 1996 in its primary raw materials. The Company anticipates that announced 1995 price increases could increase the cost of purchased raw materials in 1996 by approximately $20 million to $25 million on an annualized basis. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

     The Company currently expects to expend approximately $40 million through the date of the spin-off of Wallcoverings to fund Wallcoverings' future working capital and capital expenditure requirements and to replace Wallcoverings' receivables previously sold to Carcorp. Amounts actually required for these purposes could differ from expected amounts due to, among other things, changes in Wallcoverings' operating results and the availability of outside financing for Wallcoverings. As of July 27, 1996, Wallcoverings and Floorcoverings had approximately $19.0 million and $800,000, respectively, in outstanding capital expenditure commitments. The Company does not expect to expend cash to fund Floorcoverings' operations during the remainder of 1996.

     The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings and Floorcoverings, will be approximately $24.0 million in fiscal 1996. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under the Bank Credit Facilities.

Tax Matters

     The Company recognized a $150 million tax benefit in fiscal 1995 by reducing the valuation allowance related to its deferred tax assets to reflect the amount the Company expects to be realized in the future. The valuation allowance was reduced as a result of management's reassessment of the Company's improved financial performance since its recapitalization and initial public offering in July 1994, management's outlook for the Company's continuing businesses, and the planned spin-off of the Company's Wallcoverings subsidiary to its shareholders. While the Company's reported tax rate in financial statements subsequent to fiscal 1995 is expected to approximate the statutory tax rate, the actual amount of taxes to be paid will be significantly less than the Company's tax expense until the Company utilizes its remaining net operating loss carryforwards ("NOLs") and tax credits.

     At January 27, 1996, the Company had outstanding NOLs of approximately $286.5 million for Federal income tax purposes, which excludes $9 million related to the Company's discontinued Wallcoverings subsidiary. Substantially all of these NOLs expire over the period from 2000 to 2008. The Company also has unused Federal tax credits of approximately $15.6 million, $6.9 million of which expire during the period 1996 to 2003. The Company estimates that it will generate tax deductions of approximately $45.0 million in connection with the ultimate disposition of assets and liabilities of its discontinued businesses during the period 1996 to 1998, which were previously accrued for financial reporting purposes. The Company anticipates that utilization of these NOLs, tax credits and deductions will result in the payment of minimal Federal income taxes until these NOLs and tax credits are exhausted.

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

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of July 27, 1996, including sites relating to the acquisition of Manchester Plastics and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 16 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of July
27, 1996, the Company's estimate of its liability for these 25

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded).

sites which exclude sites related to Wallcoverings, is approximately $29.6 million. As of July 27, 1996, the Company has established reserves of approximately $41.2 million for the estimated future costs related to all its
known environmental sites, excluding sites related to Wallcoverings.   In the
opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

     There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996, except as described below.

     POF Arbitration. On September 6, 1996, the Pakistan Ordnance Factories Board ("POF") and Advanced Development and Engineering Centre ("ADEC"), a division of an indirect subsidiary of C&A Products, agreed to a settlement whereby the arbitration proceeding would be dismissed and each party would release all of its claims against the other in exchange for payment by ADEC to POF of $3.3 million. The settlement is within previously established accruals.

Item 2.    Changes in Securities.

     (b)On June 10, 1996 C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes contains certain limitations upon the payment of dividends by the Company on its capital stock under certain circumstances and other restrictions on certain payments by the Company in some events. For a description of these limitations on dividends and restricted payments, see "Part I - Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources", which is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

     (a), (c) On June 27, 1996, the Company held its Annual Meeting of Stockholders. At such meeting, stockholders voted upon the election of three directors to hold office until the 1999 Annual Meeting of Stockholders. The results of the voting were as follows:

                                                           Broker
        Nominee                 For         Withheld      Nonvotes

James J. Mossman             64,520,618     116,680          0
Warren B. Rudman             64,520,618     116,680          0
W. Townsend Ziebold, Jr.     64,520,568     116,730          0

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

                                II-1

Exhibit
Number                           Description


 2.  -    Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS
          Automotive L.P. and Collins & Aikman Products Co. dated August 28,
          1996.

 3.1  -   Restated Certificate of Incorporation of Collins & Aikman Corporation
          is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

 3.2  -   By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

 3.3  -   Certificate of Elimination of Cumulative Exchangeable Redeemable
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
          Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to
          Exhibit 4.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 27, 1996.

 4.3  -   First Supplemental Indenture dated as of June 1, 1996, between Collins
          & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 27, 1996.

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

                                II-2

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

10.6 - Employment Agreement dated as of April 6, 1995 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.24 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

10.7 - Letter Agreement dated as of June 30, 1995 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

10.8 - Lease, executed as of the 1st day of June 1987, between Dura Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No.5 to Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

10.9   -  Collins & Aikman Corporation 1996 Executive Incentive Compensation
          Plan.

10.10 - Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

10.11 - 1993 Employee Stock Option Plan, as amended, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

10.12  -  1994 Employee Stock Option Plan is hereby incorporated by reference to
          Exhibit 10.14 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

10.13 - 1994 Directors Stock Option Plan is hereby incorporated by reference to Exhibit 10.15 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

10.14 - Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

10.15 - Amended and Restated Receivables Sale Agreement dated as of March 30, 1995 among Collins & Aikman Products Co., Ack-Ti-Lining, Inc., WCA Canada Inc., Imperial Wallcoverings, Inc., The Akro Corporation, Dura Convertible Systems Inc., each of the other subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Carcorp, Inc. is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.
                                II-3

10.16 - Servicing Agreement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, each of the subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.17 - Pooling Agreement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.18 - Series 1995-1 Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.19 - Series 1995-2 Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, the Initial Purchasers parties thereto, Societe Generale, as Agent for the Purchasers and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.20 - Amendment No.1, dated September 5, 1995, among Carcorp, Inc., as Company, Collins & Aikman Products Co., as Master Servicer, and Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

10.21 - Amendment No.2, dated October 25, 1995, among Carcorp, Inc., as Company, Collins & Aikman Products Co., as Master Servicer, and Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and the Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 28, 1995.

10.22 - Amendment No.1, dated February 29, 1996, to the Series 1995-1 Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

10.23 - Amendment No.1, dated February 29, 1996, to the Series 1995-2 Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, Societe Generale, as agent, and Chemical Bank, as Trustee, is hereby incorporated by reference to
          Exhibit 10.21 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

10.24 - Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and Collins & Aikman Products Co. Is hereby incorporated by reference to Exhibit
          10.27 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 29, 1994.

10.25 - Underwriting Agreement dated June 5, 1996 between Collins & Aikman Products Co., Collins & Aikman Corporation, Wasserstein Perella Securities, Inc., Chase Securities Inc. and BA Securities,

                                II-4

          Inc. is hereby incorporated by reference to Exhibit 1.1 of Collins & Aikman Corporation's Current Report on Form 8-K dated June 7, 1996.

11     -  Computation of Earnings Per Share.

27     -  Financial Data Schedule.

(b)  Reports on Form 8-K.

   During the quarter for which this report on Form 10-Q is filed the Company filed (i) a Report on Form 8-K dated May 17, 1996, reporting in Item 5 thereof first quarter operating results and the proposed offering of the Subordinated Notes, (ii) a Report on Form 8-K dated June 4, 1996, reporting in Item 5 thereof the appointment of a trustee for the proposed offering of the Subordinated Notes and (iii) a Report on Form 8-K dated June 7, 1996, reporting in Item 5 thereof the execution of the indenture for the Subordinated Notes and the amendment and restatement of the Bank Credit Facilities. No financial statements were filed with such reports on Form 8-K.

                                II-5

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COLLINS & AIKMAN CORPORATION
                                        (Registrant)


Dated: September 10, 1996               By:  /s/  J. Michael Stepp
                                        J. Michael Stepp
                                        Chief Financial Officer and
                                        Executive Vice President
                                        (On behalf of the Registrant and as
                                        Principal Financial and Accounting Officer)