Form 10-Q
period 1996-10-26
COLLINS & AIKMAN CORP
filed 1996-12-10
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the quarter ended October 26, 1996

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

As of December 6, 1996, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 69,068,485 shares.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                QUARTER ENDED                    NINE MONTHS ENDED
                                                          OCTOBER 26,      OCTOBER 28,       OCTOBER 26,        OCTOBER 28,
                                                             1996              1995              1996              1995
Net sales........................................       $    371,027     $    298,072       $ 1,065,380     $     874,443
Cost of goods sold...............................            299,159          239,394           855,852           703,152
Selling, general and administrative
   expenses......................................             31,792           25,562            94,493            75,871
                                                             330,951          264,956           950,345           779,023
Operating income.................................             40,076           33,116           115,035            95,420

Interest expense, net............................             16,935            9,944            44,611            30,072
Loss on sale of receivables......................              1,658            2,024             4,800             6,273
Other (income)...................................             (1,815)               -            (1,584)                -

Income from continuing operations
   before income taxes...........................             23,298           21,148            67,208            59,075
Income taxes.....................................              9,601            3,044            27,372             8,209

Income from continuing operations................             13,697           18,104            39,836            50,866
Income from discontinued operations,
   net of income taxes of $1,322, $(444),
   $3,939 and $579...............................               2,225           2,536             6,749            14,120



Income before extraordinary loss.................             15,922           20,640            46,585            64,986
Extraordinary loss, net of income taxes of
   $4,709                                                          -                -            (6,610)                -

Net income.......................................     $       15,922   $       20,640    $       39,975    $       64,986

Net income per primary and fully diluted common share:

   Continuing operations.........................     $                $                 $                 $
                                                                 .20              .25               .57             .71
   Discontinued operations.......................                .03              .04               .09             .20
   Extraordinary item............................               -                -                 (.09)           -
   Net income....................................     $           .23   $         .29    $          .57    $        .91


Average common shares outstanding:
   Primary.......................................             69,933           71,125            69,986            71,467
   Fully diluted.................................             69,933           71,125            70,022            71,520

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                      (UNAUDITED)
                                                                      OCTOBER 26,      JANUARY 27,
                              ASSETS                                  ------------    ------------
                                                                         1996             1996
Current Assets:
   Cash and cash equivalents...................................     $         2,541   $          977
   Accounts and notes receivable, net..........................             149,130          127,583
   Inventories.................................................             146,101          134,309
   Net assets of discontinued operations.......................             136,358           93,003
   Other.......................................................             119,594           73,127

     Total current assets......................................             553,724          428,999

Property, plant and equipment, net.............................             288,100          271,902
Deferred tax assets............................................             120,635          127,176
Goodwill, net..................................................             158,763          159,347
Other assets...................................................              54,595           49,313

                                                                    $     1,175,817    $   1,036,737

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable...............................................     $         1,813    $       2,101

   Current maturities of long-term debt........................              32,147           51,508
   Accounts payable............................................             115,834          110,236
   Accrued expenses............................................             129,984           93,820

     Total current liabilities.................................             279,778          257,665

Long-term debt.................................................             812,711          713,514
Other, including postretirement benefit obligation.............             266,542          293,410
Commitments and contingencies..................................

Common stock (150,000 shares authorized,
   70,521 shares issued and 69,061 shares outstanding at
   October 26, 1996 and 70,521 shares issued and 69,074
   outstanding at January 27, 7056) ...........................                 705              705
Other paid-in capital..........................................             585,212          585,469
Accumulated deficit............................................            (730,164)        (770,139)
Foreign currency translation adjustments.......................             (18,721)         (23,719)
Pension equity adjustment......................................              (9,090)          (9,090)
Treasury stock, at cost (1,460 shares at October 26, 1996
   and 1,447 shares at January 27, 1996).......................             (11,156)         (11,078)

     Total common stockholders' deficit........................            (183,214)        (227,852)
                                                                      $   1,175,817    $   1,036,737


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)






                                                                          QUARTER ENDED                NINE MONTHS ENDED
                                                                    OCTOBER 26,     OCTOBER 28,    OCTOBER 26,     OCTOBER 28,
                                                                  --------------  -------------  --------------  --------------
                                                                        1996            1995           1996            1995

OPERATING ACTIVITIES
Income from continuing operations...............................  $      13,697       $18,104         $ 39,836      $ 50,866
Adjustments to derive cash flow from continuing operating
   activities:
     Depreciation and leasehold amortization....................          9,746         8,102           28,445        27,578
     Amortization of goodwill...................................          1,017             -            3,077             -
     Amortization of other assets...............................          1,696           831            5,423         2,689
     Decrease(increase)in accounts and notes receivable.........         (7,126)      (52,780)         (26,547)        2,291
     Decrease(increase )in inventories..........................        (13,381)          640          (11,792)        4,385
     Increase (decrease) in accounts payable....................         15,321         4,753            5,598       (17,311)
     Decrease in interest payable...............................         (4,498)       (3,667)          (1,027)       (2,934)
     Other, net.................................................          3,248         7,561           33,042        (2,597)

       Net cash provided by (used in) continuing operating
         activities.............................................         19,720       (16,456)          76,055        64,967

Cash provided by (used in) Wallcoverings and
   Floorcoverings discontinued operations.......................        (14,067)        3,825          (14,322)       (2,213)
Cash used in other discontinued operations......................         (6,794)       (1,536)          (6,306)      (20,382)

      Net cash provided by (used in) discontinued operations....        (20,861)        2,289          (20,628)      (22,595)

INVESTING ACTIVITIES
Additions to property, plant and equipment......................        (20,941)      (30,361)         (63,663)      (72,527)
Sales of property, plant and equipment..........................            249         1,500            3,313         1,816
Acquisition of businesses, net of cash acquired.................              -             -           (8,007)            -
Proceeds from sale-leaseback arrangement........................              -         7,769                -        25,414
Other, net .....................................................        (46,757)       (1,984)         (52,272)       (6,421)

       Net cash used in investing activities....................        (67,449)      (23,076)        (120,629)      (51,718)

FINANCING ACTIVITIES
Issuance of long-term debt......................................              -         6,664          400,229        11,020
Repayment of long-term debt.....................................         (6,496)       (8,525)        (285,473)      (11,356)
Proceeds from (reduction of) participating interests in
   accounts receivable..........................................         23,000        20,000            5,000        (8,000)
Net borrowings (repayments) on revolving credit facilities......         40,000        12,558          (35,000)       27,558
Net borrowings (repayments) on notes payable....................            270          (770)            (289)       (1,555)
Purchase of treasury stock......................................           (342)       (3,513)            (491)       (7,289)
Proceeds from exercise of stock options.........................            139            70              139           113
Other, net .....................................................             18            (3)         (17,349)          126

       Net cash provided by financing activities................         56,589        26,481           66,766        10,617

Net increase (decrease) in cash and cash equivalents............        (12,001)      (10,762)           1,564         1,271
Cash and cash equivalents at beginning of period................         14,542        15,350              977         3,317

Cash and cash equivalents at end of period......................  $       2,541        $4,588         $  2,541     $   4,588


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

         Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of October 26, 1996, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 78% of the Common Stock.

         The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

B.       BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter and nine months ended October 28, 1995 to conform to the fiscal 1996 presentation and are primarily related to the Wallcoverings segment and Floorcoverings subsidiary being reclassified as discontinued operations. See Note J.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended January 27, 1996.

C.       INTEREST RATE PROTECTION PROGRAMS:

         The Company maintains a program designed to reduce its exposure to changes in the cost of its variable rate borrowings by the use of interest rate collar agreements. The Company has limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. Payments to be received, if any, as a result of these agreements are accrued as a reduction of interest expense.

         Amortization of certain interest rate protection agreements that expired during October 1996 amounted to $.3 million and $.2 million during the quarter ended October 26, 1996 and October 28, 1995, respectively. Amortization of these agreements amounted to $.7 million and $.5 million during the nine months ended October 26, 1996 and October 28, 1995, respectively.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)


D.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill applicable to continuing operations for the third quarter of 1996 and nine months ended October 26, 1996 was $1.0 million and $3.0 million, respectively. Accumulated amortization at October 26, 1996 was $3.3 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At October 26, 1996, the Company believes its goodwill of $158.8 million was not impaired.

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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at October 26, 1996 approximately $26.3 million was available under the variable funding certificates, $23.0 million of which was utilized.

         The term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum. The variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

         As of October 26, 1996, the Trust's receivables pool was $196.1 million, net of allowances for doubtful accounts. As of October 26, 1996, the holders of term certificates and variable funding certificates collectively possessed a $133.0 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date.

         In connection with the Company's plan to spin off its Imperial Wallcoverings Inc. subsidiary, as discussed in Note J, Wallcoverings was terminated as a Seller on September 21, 1996.

         See Note J for loss on sale amounts allocated to discontinued operations associated with the Receivables Facility.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)


F.       INVENTORIES:

         Inventory balances are summarized as follows (in thousands):

                                             OCTOBER 26,       JANUARY 27,
                                                 1996             1996
          Raw materials...................$      83,447       $      75,529
          Work in process.................       23,358              21,636
          Finished goods..................       39,296              37,144
                                           $    146,101       $     134,309
G.       SUBORDINATED NOTES:

         On June 10, 1996, the Company's wholly-owned subsidiary, C&A Products, issued at face value $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the Company. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and used the remainder for general corporate purposes.

H.       INTEREST EXPENSE, NET:

         Interest expense allocated to continuing operations for the quarters ended October 26, 1996 and October 28, 1995 is net of interest income of $1.3 million and $.6 million, respectively. Interest expense allocated to continuing operations for the nine months ended October 26, 1996 and October 28, 1995 is net of interest income of $2.8 million and $2.2 million, respectively.
See Note J for interest expense allocated to discontinued operations.

I.       FACILITY CLOSING COSTS:

         In the fourth quarter of fiscal 1995, the Company provided for the cost to exit one manufacturing facility in its Automotive Products segment. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued Wallcoverings segment. During the third quarter and the nine months ended October 26, 1996, the Company expended approximately $.2 million and $.3 million, respectively, related to closure and disposal of idled facilities for continuing operations. Cash outlays for facility closing costs related to discontinued operations during the nine months ended October 26, 1996 were approximately $.4 million for severance benefits and $.1 million for closing and disposal of idled facilities. There were no cash outlays for facility closing costs related to discontinued operations during the third quarter of 1996.

J.       DISCONTINUED OPERATIONS:

         On April 9, 1996, the Company announced a plan to spin off its Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") to the stockholders of the Company in the form of a stock dividend. The spin-off requires, among other things, the final approval of the Company's Board of Directors. The Company expects the spin-off to occur during the first half of 1997. The Company has accounted for the financial results and net assets of Wallcoverings as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect Wallcoverings as a discontinued operation. For the nine months

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)


ended October 26, 1996, Wallcoverings had income, net of income taxes, of $.4 million which relates to the quarter ended April 27, 1996. Wallcoverings' results subsequent to the quarter ended April 27, 1996 have been charged to the Company's existing discontinued operations reserves. For the quarter and nine months ended October 28, 1995, Wallcoverings had a loss, net of income taxes, of $.7 million and income, net of income taxes, of $3.3 million, respectively.

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


                                                     FOR THE QUARTER ENDED             FOR THE NINE MONTHS ENDED
                                                 OCTOBER 26,       OCTOBER 28,       OCTOBER 26,      OCTOBER 28,
                                                     1996              1995             1996              1995

           Net sales...........................$        34,723   $        30,564    $      103,446  $        90,945
           Cost of sales.......................         20,303            18,198            62,777           52,635
           Selling, general and administrative
             expenses..........................          8,011             6,882            22,283           20,909
           Other expense.......................              0                 0               427                0
           EBITDA (1)..........................          6,987             5,943            20,104           18,954



         (1) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, depreciation, amortization and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

         Net interest expense of discontinued operations including amounts attributable to discontinued operations was $2.7 million and $7.2 million for the quarter and nine months ended October 26, 1996, respectively, and $2.1 million and $5.7 million for the quarter and nine months ended October 28, 1995, respectively. Interest expense of $2.6 million and $7.0 million for the quarter and nine months ended October 26, 1996, respectively, and $1.9 million and $5.3 million for the quarter and nine months ended October 28, 1995, respectively, was allocated to the Floorcoverings discontinued operations based upon the ratio of net book value of the Floorcoverings discontinued operations to consolidated invested capital.

         A portion of the loss on sale of receivables has been allocated to the Floorcoverings discontinued operations based on the ratio of (x) receivables included in the Trust's receivable pool related to Floorcoverings to (y) the total Trust's receivables pool. For the quarter and nine months ended October 26, 1996, $240,000 and $630,000, respectively, of loss on sale of receivables was allocated to the Floorcoverings discontinued operations. For the quarter and nine months ended October 28, 1995, these allocated amounts were $260,000 and $650,000, respectively.

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

L.  INFORMATION ABOUT INDUSTRY SEGMENTS OF THE COMPANY'S CONTINUING OPERATIONS:

         Information about the Company's continuing industry segments for the third quarter and first six months of fiscal 1996 and of fiscal 1995 follows (in thousands):




QUARTER ENDED                                                                                  DEPRECIATION
OCTOBER 26, 1996                           NET              GROSS           OPERATING                AND                CAPITAL
                                          SALES            MARGIN             INCOME          AMORTIZATION (A)       EXPENDITURES


Automotive Products                    $    295,791     $      52,468    $      30,956        $          8,785        $    12,803
Decorative Fabrics                           75,236            19,400            9,120                   2,861              2,085
Corporate items (b)                               -                 -                -                     813              6,053
                                       $    371,027      $     71,868    $      40,076         $        12,459        $    20,941




QUARTER ENDED                                                                                   DEPRECIATION
OCTOBER 28, 1995                           NET              GROSS           OPERATING                AND                CAPITAL
                                          SALES            MARGIN             INCOME          AMORTIZATION (A)       EXPENDITURES
Automotive Products                    $    230,761     $      41,160    $      25,496       $           6,263        $    12,492
Decorative Fabrics                           67,311            17,518            7,620                   1,559              6,375
Corporate items (b)                               -                 -                -                   1,111             11,494
                                       $    298,072     $      58,678    $      33,116       $           8,933        $    30,361


NINE MONTHS ENDED                                                                               DEPRECIATION
OCTOBER 26, 1996                           NET              GROSS           OPERATING                AND                CAPITAL
                                          SALES            MARGIN             INCOME          AMORTIZATION (A)       EXPENDITURES
Automotive Products                   $     854,174      $    156,594    $      91,053        $         26,413         $   31,295
Decorative Fabrics                          211,206            52,934           23,982`                  7,685             10,057
Corporate items (b)                               -                 -                -                   2,847             22,311
                                      $   1,065,380      $    209,528     $    115,035        $         36,945         $   63,663




NINE MONTHS ENDED                                                                                DEPRECIATION
OCTOBER 28, 1995                           NET              GROSS           OPERATING                AND                CAPITAL
                                          SALES            MARGIN             INCOME          AMORTIZATION (A)       EXPENDITURES
Automotive Products                    $    679,249      $    121,950     $     75,742        $         19,230       $     41,794
Decorative Fabrics                          195,194            49,341           19,678                   7,516             14,434
Corporate items (b)                               -                 -                -                   3,521             16,299
                                       $    874,443      $    171,291     $     95,420        $         30,267       $     72,527



                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                  (Unaudited)

(a) Includes the amortization of goodwill and other assets and liabilities and excludes depreciation and amortization for discontinued operations.

(b) Includes capital expenditures for discontinued operations for the third quarter of 1996 and 1995 of $6.0 million and $11.2 million, respectively. Capital expenditures for discontinued operations for the nine months ended October 26, 1996 and October 28, 1995 were $21.6 million and $15.4 million, respectively.

         The geographic dispersion of the operations of the Company and its subsidiaries did not change significantly from January 27, 1996 to October 26, 1996.

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

N.       COMMON STOCKHOLDERS' DEFICIT:

         Activity in common stockholders' deficit is as follows (in thousands):

                                                                             FOREIGN
                                 COMMON        OTHER                        CURRENCY       PENSION
                                  STOCK       PAID-IN      ACCUMULATED     TRANSLATION      EQUITY       TREASURY
                                              CAPITAL        DEFICIT       ADJUSTMENTS    ADJUSTMENT      STOCK         TOTAL

BALANCE AT JANUARY 27, 1996..  $       705 $   585,469  $     (770,139)    $  (23,719)    $  (9,090)   $ (11,078)   $ (227,852)

Compensation expense
   adjustment................           -           17                -              -            -             -            17
Net income...................           -            -           39,975              -            -             -        39,975
Purchases of treasury stock
   (75 shares) ..............           -            -                -              -            -          (491)         (491)
Exercise of stock options,
   (62 shares)...............                     (274)                                                       413           139
Foreign currency
   translation adjustments...           -            -                -          4,998            -             -         4,998

BALANCE AT OCTOBER 26, 1996..  $       705   $   585,212  $   (730,164)     $  (18,721)   $   (9,090)   $ (11,156)  $  (183,214)



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

P.       SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):



                                          FOR THE QUARTER ENDED             FOR THE NINE MONTHS ENDED
                                      OCTOBER 26,       OCTOBER 28,       OCTOBER 26,      OCTOBER 28,
                                          1996             1995             1996              1995

Net sales........................... $       371,027    $      298,072   $    1,065,380    $      874,443
Gross margin........................          71,868            58,678          209,528           171,291
Income from continuing operations...          13,533            18,155           39,485            51,145
Net income .........................          15,758            20,691           39,624            65,265

                                      OCTOBER 26,          JANUARY 27,
                                          1996                1996
Current assets...................... $       553,096    $      427,756
Noncurrent assets...................         621,836           607,738
Current liabilities.................         278,666           256,452
Noncurrent liabilities..............       1,076,671         1,004,342

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

Q.       SUBSEQUENT EVENT

         On August 28, 1996, the Company entered into an agreement to acquire JPS Automotive L.P. ("JPS Automotive") for an estimated purchase price, subject to final adjustments, of $220 million consisting of approximately $196 million of indebtedness of JPS Automotive and approximately $24 million in cash. The acquisition is expected to close in early December and is subject to a number of conditions. Concurrently with the acquisition of JPS Automotive, the Company intends to acquire a minority interest in a JPS Automotive subsidiary for $10 million. In connection with the anticipated closing of the transactions in December 1996, the Company amended its current credit facilities (effective upon the closing) primarily to allow for the existence of the JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") and entered into a standby credit facility (effective upon the closing) to be utilized for the redemption of JPS Automotive Senior Notes that may be put by the holders to JPS Automotive as a result of

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                                  (Unaudited)


the change in control or that may be acquired through other means and for the refinancing of JPS Automotive Senior Notes previously acquired by the Company.

The Company is currently evaluating bids received in connection with the proposed sale of Floorcoverings. On December 4, 1996, the Company announced it is considering the sale of its Mastercraft Group. The Company has not made a final determination as to whether it will pursue the sale of the Mastercraft Group.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RECENT DEVELOPMENTS

         On August 28, 1996, the Company entered into an agreement to acquire JPS Automotive for an estimated purchase price, subject to final adjustments, of $220 million consisting of approximately $196 million of indebtedness of JPS Automotive and approximately $24 million in cash. The acquisition is expected to close in early December and is subject to a number of conditions. Concurrently with the acquisition of JPS Automotive, the Company intends to acquire a minority interest in a JPS Automotive subsidiary for $10 million. In connection with the anticipated closing of the transactions in December 1996, the Company amended its current credit facilities (effective upon the closing) primarily to allow for the existence of the JPS Automotive Senior Notes and entered into a standby credit facility (effective upon the closing) to be utilized for the redemption of JPS Automotive Senior Notes that may be put by the holders to JPS Automotive as a result of the change in control or that may be acquired through other means and for the refinancing of JPS Automotive Senior Notes previously acquired by the Company.

         The Company is currently evaluating bids received in connection with the proposed sale of Floorcoverings. On December 4, 1996, the Company announced it is considering the sale of its Mastercraft Group. The Company has not made a final determination as to whether it will pursue the sale of the Mastercraft Group.

         The Company has determined to change its fiscal year end to the last Saturday of December. Fiscal 1996 will end on December 28, 1996.

         On June 10, 1996, the Company's wholly-owned subsidiary, C&A Products, issued $400 million principal amount of the Subordinated Notes, which are guaranteed by the Company. The Subordinated Notes were sold at a price equal to 100% of their principal amount. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of the outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and used the remainder for general corporate purposes.

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


         The Company's net sales in the third quarter of fiscal 1996 were $371.0 million, with approximately $295.8 million (79.7%) in Automotive Products and $75.2 million (20.3%) in Decorative Fabrics. All references to fiscal year 1996 or any fiscal year thereafter with respect to the Company refer to the fiscal year of the Company ending the last Saturday of December. All references to fiscal year 1995 or any fiscal year prior thereto refer to the fiscal year of the Company which ended on the last Saturday of January of the following year.

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

RESULTS OF OPERATIONS

Discussion of results of each of the Company's operating segments follows:

AUTOMOTIVE PRODUCTS



                                                           QUARTER ENDED
                                                 OCTOBER 26, 1996  OCTOBER 28, 1995
                                                 AMOUNT  PERCENT   AMOUNT    PERCENT
                                                     (DOLLAR AMOUNTS IN THOUSANDS)


Net sales.....................................$ 295,791   100.0%  $230,761    100.0%
Cost of goods sold............................  243,323    82.3    189,601     82.2
Gross margin..................................   52,468    17.7     41,160     17.8
Selling, general & administrative expenses       21,512     7.2     15,664      6.8

Operating income..............................$  30,956    10.5%  $ 25,496     11.0%
EBITDA (1)....................................$  39,741    13.4%  $ 31,759     13.8%

                                                         NINE MONTHS ENDED
                                                OCTOBER 26, 1996   OCTOBER 28, 1995
                                              AMOUNT   PERCENT      AMOUNT   PERCENT
                                                   (DOLLAR AMOUNTS IN THOUSANDS)

Net sales.....................................$ 854,174  100.0%  $ 679,249   100.0%
Cost of goods sold............................  697,580   81.7     557,299    82.0
Gross margin..................................  156,594   18.3     121,950    18.0
Selling, general & administrative expenses       65,541    7.6      46,208     6.8

Operating income..............................$  91,053   10.7%  $  75,742    11.2%
EBITDA (1)....................................$ 117,466   13.8%  $  94,972    14.0%


                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


               (1) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, depreciation, amortization and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

NET SALES: Automotive Products' net sales increased 28.2% to approximately $295.8 million in the third quarter of 1996, up $65.0 million over the comparable 1995 quarter. The overall increase was due to the acquisition of Manchester Plastics in January 1996, as well as increased sales in convertible top systems, molded carpet, accessory mats and luggage compartment trim, partially offset by a reduction in sales of approximately $13 million to General Motors due to the Canadian Auto Workers' and the United Auto Workers' strikes against General Motors in October 1996 and by decreased sales of automotive bodycloth. The overall increase in the segment's sales compares with a 3% increase in the North American vehicle build over the comparable quarter of the prior year. For the remainder of the year, the Company currently does not expect any increase in the North American vehicle build versus last year.

For the first nine months of 1996, Automotive Products' net sales of $854.2 million were $174.9 million higher than the comparable period in 1995. This overall increase was due primarily to the acquisition of Manchester Plastics in January 1996 and the Fatati business in May 1996 as well as the items discussed above. These increases were partially offset by a reduction in first quarter and third quarter sales to General Motors resulting from the strikes against General Motors in March and October 1996.

Convertible top system sales increased 132.5% and 95.9% in the quarter and nine months ended October 26, 1996, respectively, over the prior year periods principally due to increased shipments of the Chrysler Sebring. These increases were partially offset by the planned discontinuance of the Chrysler LeBaron convertible and reduced sales to the Ford Mustang in the third quarter.

Molded carpet sales increased 0.8% and 7.3% in the quarter and nine months ended October 26, 1996, respectively, over the prior year periods. Increased sales to the Chrysler Caravan/Voyager, T300 pickup, Sebring and Breeze were partially offset by reduced sales to the Ford Explorer, Chevrolet Camaro and Lumina and Pontiac Grand Prix as well as reduced sales to General Motors in the third and first quarters as a result of the strikes during the year.

Manchester Plastics, which was acquired in January 1996, contributed $57.4 million and $136.1 million in sales of plastic interior trim components in the quarter and nine months ended October 26, 1996, respectively. Manchester's sales for the nine months ended October 26, 1996 were negatively impacted by the General Motors strike in the first and third quarters and delays in the launch of certain new programs which were partially offset by increased sales to the Honda Civic.

Accessory mat sales increased 11.2% and 14.4% in the quarter and nine months ended October 26, 1996, respectively, over the prior year periods. The overall increase is attributable to increased sales to the Chrysler Caravan/Voyayer and T-300, Subaru Legacy and Honda Civic and Accord. These increases were partially offset by reduced sales to the Toyota Corolla, Chrysler Cirrus and Chevrolet Camaro.

Luggage compartment trim sales increased 17.1% and 10.3% in the quarter and nine months ended October 26, 1996, respectively, over the prior year periods. Increased sales to the Honda Civic, the Subaru Legacy and the Chrysler Sebring and Breeze were partially offset by reduced sales to the Chrysler Cirrus, the Honda

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Accord and the Mercury Cougar and decreased sales to General Motors in the third and first quarters.

Automotive bodycloth sales declined 22.3% and 18.1% in the quarter and nine months ended October 26, 1996, respectively, over the prior year periods. The decreased sales resulted primarily from reduced sales to the Chevrolet Cavalier, Ford Mustang, Thunderbird, Escort and F-Series truck and the Honda Civic and decreased sales to General Motors in the first and third quarters. These decreases were partially offset by increased sales to the Mercury Sable, the Chrysler Grand Cherokee and Breeze, the Chevrolet Blazer and the Pontiac Grand Am.

Of the segment's sales, approximately 15.0% and 14.1% in the quarter and nine months ended October 26, 1996, respectively, were attributable to vehicles built outside of North America and other miscellaneous product lines.

The above factors resulted in the Company's average sales content per vehicle built in North America of approximately $64 for the third quarter and first nine months of 1996 compared to an average of approximately $54 for the fiscal 1995 year.

GROSS MARGIN: For the third quarter of 1996, gross margin was 17.7%, down from 17.8% in the comparable period in 1995. The decrease in gross margin is attributable primarily to lower sales to General Motors and the previously anticipated lower margins in plastic components partially offset by the increase in higher margin convertible top system sales. The Company currently anticipates margins in its plastic interior trim business will increase during the remainder of the year. For the nine months ended October 26, 1996, gross margin was 18.3%, up from 18.0% in the comparable period in 1995. The increase was due to the same factors mentioned above, as well as increased sales of accessory mats partially offset by decreased sales to General Motors in the first quarter and third quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Automotive Products' selling, general and administrative expenses increased 37.3% to $21.5 million in the third quarter of 1996, up $5.8 million over the comparable 1995 period. Selling, general and administrative expenses increased to $65.5 million for the nine months ended October 26, 1996, up $19.3 million over the comparable 1995 period. The increase is primarily due to the acquisition of Manchester Plastics and Amco Convertible Fabrics and the expansion of the Company's carpet business in Europe and convertible top system business in Mexico.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



DECORATIVE FABRICS



                                                                         QUARTER ENDED
                                                      OCTOBER 26, 1996                   OCTOBER 28, 1995
                                                  AMOUNT           PERCENT            AMOUNT           PERCENT
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)


Net sales..................................... $      75,236         100.0%       $      67,311          100.0%
Cost of goods sold............................        55,836          74.2               49,793           74.0
Gross margin..................................        19,400          25.8               17,518           26.0
Selling, general & administrative expenses            10,280          13.7                9,898           14.7

Operating income..............................$        9,120          12.1%      $        7,620           11.3%
EBITDA (1)....................................$       11,981          15.9%      $        9,179           13.6%

                                                                       NINE MONTHS ENDED
                                                      OCTOBER 26, 1996                   OCTOBER 28, 1995
                                                  AMOUNT           PERCENT            AMOUNT           PERCENT
                                                                 (DOLLAR AMOUNTS IN THOUSANDS)

Net sales.....................................  $    211,206         100.0%        $    195,194          100.0%
Cost of goods sold............................       158,272          74.9              145,853           74.7
Gross margin..................................        52,934          25.1               49,341           25.3
Selling, general & administrative expenses            28,952          13.7               29,663           15.2

Operating income.............................. $      23,982          11.4%       $      19,678           10.1%
EBITDA (1).................................... $      31,667          15.0%       $      27,194           13.9%

(1) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, depreciation, amortization and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

NET SALES: Decorative Fabrics' net sales increased 11.8% to $75.2 million in the third quarter of 1996, up $7.9 million compared to the third quarter of 1995. Net sales for the nine months ended October 26, 1996 were $211.2 million, up 8.2% over the comparable period in 1995.

Decorative Fabrics' sales increase was principally in the segment's Mastercraft division, which makes flatwoven upholstery fabrics. Mastercraft's sales increased approximately 11.0% in the third quarter of 1996 as compared to the prior year period even though the average selling prices decreased due to changes in sales mix towards the Company's lower priced product lines. The Mastercraft and Contract product lines experienced the largest sales increases in the third quarter of 1996 over the prior year period. The segment also benefited from increased demand for Mastercraft's Advantage product, which was introduced in August of 1994. Velvet furniture fabric sales for the quarter and nine months ended October 26, 1996 increased 21.8% and 6.6%, respectively, over the prior year periods as a result of increased jacquard velvet sales.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


GROSS MARGIN: Decorative Fabrics' gross margin for the third quarter of 1996 decreased to 25.8% of sales from 26.0% in the comparable prior year period. The decrease reflects the continued increased demand for the more moderately priced products which have lower gross margins. This decrease was partially offset by overall higher production levels which improved the absorption of overhead costs. In addition, the segment continues to benefit from the improved efficiencies as a result of the Mastercraft loom modernization program.

Decorative Fabrics' gross margin for the nine months ended October 26, 1996 was 25.1% of sales, down from 25.3% for the comparable period in 1995. This decline resulted from lower sales volume in the first quarter of 1996 and increased raw material prices of approximately $1.5 million as well as the shift to lower margin products discussed above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Decorative Fabrics' selling, general and administrative expenses increased 3.9% to $10.3 million in the third quarter of 1996, an increase of $.4 million from the third quarter of 1995. This increase is primarily due to higher selling expenses as a result of the increased sales levels. Selling, general and administrative expenses decreased $.7 million to $29.0 million for the nine months ended October 26, 1996 as compared to the same period in 1995. This decrease is primarily due to lower administrative costs partially offset by higher selling expenses.


COMPANY AS A WHOLE

NET SALES: Net sales increased 24.5% to $371.0 million in the third quarter of 1996, up $73.0 million over the third quarter of 1995. Net sales for the nine months ended October 26, 1996 increased 21.8% to $1,065.4 million, up $190.9 million over the comparable period in 1995. The overall net sales increase reflects continued sales increases in the Company's Automotive Products segment and the second and third quarter sales increases in the Decorative Fabrics segment as previously discussed.

GROSS MARGIN: Gross margin increased to $71.9 million or 19.4% of sales in the third quarter of 1996, up from $58.7 million or 19.7% of sales in the third quarter of 1995. The third quarter 1996 decrease in gross margin as a percentage of sales results primarily from lower margins in plastic interior trim components in the Automotive Products segment and reduced margins within Decorative Fabrics, partially offset by increased convertible top system sales. Gross margin increased to $209.5 million or 19.7% of sales for the nine months ended October 26, 1996, up from $171.3 million or 19.6% of sales for the same period in 1995. This increase resulted primarily from increased Automotive Products sales partially offset by a decrease in the gross margin percentage of the Decorative Fabrics segment in the nine months ended October 26, 1996 as discussed above. The Company expects that raw material price increases announced in 1995 will affect operating results in the remainder of fiscal 1996 and beyond, although the Company believes that the impact can be somewhat reduced by price increases to customers, the continued results of the Company's value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $31.8 million in the third quarter of 1996 were $6.2 million higher than the comparable period in 1995. Selling, general and administrative expenses increased to $94.5 million for the nine months ended October 26, 1996, up from $75.9 million in the same period in 1995. The increase is primarily attributable to the acquisitions of Manchester

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



Plastics in January 1996, the Fatati business in May 1996 and Amco Convertible Fabrics in October 1995.

INTEREST EXPENSE: Interest expense allocated to continuing operations, net of interest income of $1.3 million in the third quarter of 1996 and $.6 million in the third quarter of 1995, increased $7.0 million to $16.9 million in the third quarter of 1996 from $9.9 million in the third quarter of 1995. Interest expense allocated to continuing operations, net of interest income of $2.8 million for the nine months ended October 26, 1996 and $2.2 million for the nine months ended October 28, 1995, increased to $44.6 million for the nine months ended October 26, 1996 as compared to $30.1 million for the same period in 1995. The overall increase in interest expense was due to a higher amount of overall outstanding indebtedness, primarily related to the $197 million credit facility that was entered into in connection with the acquisition of Manchester Plastics in January 1996 (the "Term Loan B Facility") as well as the higher interest rates associated with the Subordinated Notes issued in June 1996.

LOSS ON THE SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.7 million was allocated to continuing operations in the third quarter of 1996 compared to a loss of $2.0 million in the prior year quarter. Losses of $4.8 million and $6.3 million were allocated to continuing operations for the nine months ended October 26, 1996 and October 28, 1995, respectively. See Note E to Condensed Consolidated Financial Report.

OTHER INCOME: The Company in the third quarter of 1996 and nine months ended October 26, 1996 recognized $1.8 million and $1.6 million, respectively, in net foreign currency transaction gains related to obligations to be settled in currencies other than the functional currency of its foreign operations.

INCOME TAXES: In the quarter ended October 26, 1996, the provision for income taxes was $9.6 million compared with $3.0 million in the prior year quarter. For the nine months ended October 26, 1996 and October 28, 1995, the provisions for income taxes were $27.4 million and $8.2 million, respectively. The increase in the Company's tax expense and reported rate results from the Company's 1995 recognition of net deferred tax assets of $150 million. In the third quarter and first nine months of 1996 and 1995, income tax expense consisted of foreign, state, franchise and federal taxes.

DISCONTINUED OPERATIONS: The Company's discontinued Floorcoverings subsidiary had income of $2.2 million in the third quarter of 1996 as compared to income of $2.5 million for the discontinued Wallcoverings segment and Floorcoverings subsidiary for the same period in 1995. Income from discontinued operations for the nine months ended October 26, 1996 and October 28, 1995 was $6.7 million and $14.1 million, respectively. Results of operations for the Wallcoverings subsidiary subsequent to April 27, 1996 have been charged to the Company's existing discontinued operations reserves. In addition, the decline in income from discontinued operations relates primarily to increased income taxes and allocated interest expense.

EXTRAORDINARY LOSS: During the second quarter of 1996, the Company recognized a non-cash extraordinary charge of $6.6 million, net of income taxes of $4.7 million, related to the refinancing of its bank facilities. The refinancing was done in conjunction with C&A Products' offering of the Subordinated Notes.

NET INCOME: The combined effect of the foregoing resulted in net income of $15.9 million in the third quarter of 1996 compared to net income of $20.6 million for the comparable period of 1995. Net income for the nine months ended October 26, 1996 and October 28, 1995 was $40.0 million and $65.0 million, respectively.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $2.5 million and $1.0 million at October 26, 1996 and January 27, 1996, respectively. The Company had a total of $199.9 million of borrowing availability under its credit arrangements as of October 26, 1996. The total was comprised of $185.2 million under the Bank Credit Facilities (as defined below), $3.3 million under the Receivables Facility and approximately $11.4 million under demand lines of credit in Canada and Austria.

         The Company currently anticipates that it will complete the acquisition of JPS Automotive (the "JPS Automotive Acquisition")and the purchase of a minority interest of a JPS Automotive subsidiary in December 1996. JPS Automotive estimates it will have as of the date of closing approximately $196 million of indebtedness outstanding which includes approximately $180 million of indebtedness related to the JPS Automotive Senior Notes. Holders of the JPS Automotive Senior Notes have the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest as a result of the JPS Automotive Acquisition. In connection with the anticipated closing of the JPS Automotive Acquisition, in early December 1996 the Company amended the Credit Agreement Facilities, as defined below, (effective upon closing), primarily to allow for the existence of the JPS Automotive Senior Notes and to allow the Company to retain the proceeds from the sale of Floorcoverings. Additionally, in early December 1996 the Company entered into a $200 million delayed draw term loan (the "Delayed Draw Term Loan") (effective upon closing) to finance the purchase of any JPS Automotive Senior Notes that may be put by the holders to JPS Automotive as a result of the change in control or that may be acquired through other means and for the refinancing of JPS Automotive Senior Notes previously acquired by the Company. In connection with the anticipated closing of the JPS Automotive Acquisition, the Company or a subsidiary acquired in open market purchases JPS Automotive Senior Notes with face amount of approximately $64.5 million which will be redeemed by JPS Automotive and refinanced with proceeds from the Delayed Draw Term Loan. The Company will operate JPS Automotive as a restricted subsidiary under the Bank Credit Facilities (as defined below) and the indenture governing the Subordinated Notes. The cash portion of the purchase price of the JPS Automotive Acquisition and the remaining $16 million of indebtedness at JPS Automotive that will be repaid at the time of closing will be funded through the Company's Revolving Facility described below.

         The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) unless certain financial ratios are satisfied (the "JPS Automotive Restricted Payments Tests"). It is currently expected that such ratios will be satisfied immediately following the closing of the JPS Automotive Acquisition. Except for transactions permitted under the JPS Automotive Restricted Payments Tests, transactions between JPS Automotive, on the one hand, and the Company or C&A Products or the Company's principal stockholders, on the other hand, generally must be on terms no less favorable to JPS Automotive than those that would have been obtained in a comparable transaction by JPS Automotive with an unrelated person. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock and sales of assets) which are customary for such securities. These covenants are also subject to a number of exceptions.

         Assuming the JPS Automotive Acquisition is consummated as anticipated, the Delayed Draw Term Loan will be available for one year to allow C&A Products the opportunity to purchase JPS Automotive Senior

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



Notes in the open market as well as finance the purchase of any JPS Automotive Senior Notes that are put to JPS Automotive as a result of the JPS Automotive Acquisition during the change of control offer. The Delayed Draw Term Loan is a
5.25 year term loan of which up to $180 million of the proceeds will be available to refinance the principal amount of JPS Automotive Senior Notes put as a result of the JPS Automotive Acquisition or otherwise acquired. It is anticipated that as of closing, $20 million of the Delayed Draw Term Loan will be available for general corporate purposes, including premiums and accrued interest on the JPS Automotive Senior Notes. The Delayed Draw Term Loan's security, interest rate and restrictive covenants are identical to those in the Credit Agreement Facilities (as defined below).

         As part of the Recapitalization, the Company entered into credit facilities consisting of (i) a Term Loan Facility, (ii) a Revolving Facility (together with the Term Loan Facility, the "Credit Agreement Facilities") and
(iii) a bridge receivables facility, which was terminated and replaced with the Receivables Facility described below. On December 22, 1995, the Company and C&A Products entered into the Term Loan B Facility to finance the January 1996 purchase of Manchester Plastics. The restrictive covenants contained in the Term Loan B Facility were identical to those in the Credit Agreement Facilities.

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

         On June 3, 1996, the Company and C&A Products entered into an amendment and restatement (the "Amendment") of the Credit Agreement Facilities and the Term Loan B Facility (collectively, the "Bank Credit Facilities"). The Amendment was effected in connection with the sale of the Subordinated Notes and the use of proceeds from such sale to repay various outstanding loans under the Credit Agreement Facilities. As a result of the Amendment, the Bank Credit Facilities consist of (i) the Term Loan Facility, in an aggregate principal amount of $195 million (including a $45 million facility in Canada), payable in installments until final maturity on July 13, 2002, (ii) the Term Loan B Facility, in the principal amount of $195.8 million, payable in installments until final maturity on December 31, 2002, and (iii) the Revolving Facility, having an aggregate principal amount of up to $250 million and maturing on July 13, 2001. The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except (x) to the extent necessary to allow the Company to pay taxes and ordinary expenses, (y) for permitted repurchases of shares or options from employees and directors and (z) to make permitted investments in finance, foreign or acquired subsidiaries. In addition, the Company and C&A Products are permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million and (ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and are permitted to pay additional dividends in amounts representing certain net proceeds from any sale of Wallcoverings in the event the spin-off is not effected.

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

         In connection with the proposed spin-off of Wallcoverings, Wallcoverings was terminated as a seller of receivables under the Receivables Facility on September 21, 1996. Receivables sold by Wallcoverings prior to the termination will remain in the Trust. As of October 26, 1996, the Trust has not been required to redeem the term certificates resulting from the Trust's collection of Wallcoverings receivables. The Company also anticipates terminating Floorcoverings as a seller of receivables under the Receivables Facility in connection with the Company's announced intention to sell Floorcoverings. The Company believes that approximately $20 million face value of term certificates will be redeemed as the Trust collects the Floorcoverings receivables.

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at October 26, 1996 approximately $26.3 million was available under the variable funding certificates, $23.0 million of which was utilized.

         The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the Sellers. Collections on receivables are required to remain in the Trust if at any time the Trust does not contain sufficient eligible receivables to support the outstanding certificates. The Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $25 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and changes in credit and collection practices) customary for facilities of this type. The commitments under the Receivables Facility will terminate prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


in servicing the receivables and, in the case of the variable funding certificates, failure of the receivables to satisfy certain performance criteria.

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At October 26, 1996, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. The Company has made lease payments of approximately $2.1 million and $6.0 million in the quarter and nine months ended October 26, 1996, respectively, for machinery and equipment sold and leased back under this master lease. The Company expects lease payments under this master lease to be $2.1 million during January 1997.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Bank Credit Facilities and the sale of receivables under the Receivables Facility. Net cash provided by the operating activities of the Company's continuing operations was $19.7 million and $76.1 million for the quarter and nine months ended October 26, 1996.

         The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases, capital expenditures, and acquisitions. At October 26, 1996, the Company had total outstanding indebtedness of $844.9 million (excluding approximately $24.8 million of outstanding letters of credit and $.6 million of indebtedness of the discontinued Wallcoverings segment) at an average interest rate of 9.5% per annum. Of the total outstanding indebtedness, $823.6 million relates to the Bank Credit Facilities and the Subordinated Notes.

         The Company's Board of Directors authorized the expenditure of up to $12 million in 1996 to repurchase shares of the Company's common stock. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent an aggregate of $342,000 and $491,000 to repurchase shares during the quarter and nine months ended October 26, 1996, respectively.

         Indebtedness under the Term Loan Facility and the Revolving Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase Bank's Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.75% in the case of the "LIBOR Margin" and .75% in the case of the "ABR Margin" on October 26, 1996. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase Bank's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Bank Credit Facilities at October 26,

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



1996 was 7.64%. The weighted average interest rate on the sold interests under the Receivables Facility at October 26, 1996 was 5.97%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. Cash interest paid during the third quarter of fiscal 1996 and 1995 was $24.5 million and $15.4 million, respectively. Cash interest paid during the nine months ended October 26, 1996 and October 28, 1995 was $53.2 million and $38.7 million, respectively. The Subordinated Notes bear interest at a rate of 11.5% per annum. Indebtedness under the Delayed Draw Term Facility, if it becomes effective, will bear interest at the same rate as the Term Loan Facility and the Revolving Facility.

         Due to the variable interest rates under the Bank Credit Facilities and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. Based upon amounts outstanding at October 26, 1996, a .5% increase in LIBOR (5.5% at October 26, 1996) would impact interest costs by approximately $2.1 million annually on the Bank Credit Facilities and $.7 million annually on the Receivables Facility.

         The current maturities of long-term debt primarily consist of the current portion of the Bank Credit Facilities, vendor financing, industrial revenue bonds and other miscellaneous debt. Repayments of indebtedness under the Bank Credit Facilities commenced in the third fiscal quarter of 1995.

         The maturities of long-term debt of the Company's continuing operations, adjusted for the change in fiscal year end, during the remainder of 1996 and for 1997, 1998, 1999 and 2000 are $1.0 million, $31.7 million, $44.2 million $51.6 million and $56.4 million, respectively. If the JPS Automotive Acquisition is consummated as anticipated, the JPS Automotive Senior Notes, to the extent not previously put to JPS Automotive or otherwise acquired by the Company, will mature in 2001. In addition, the Bank Credit Facilities provide, and the Delayed Draw Term Loan if it becomes effective will provide, for mandatory prepayments of the Term Loan and Term Loan B Facilities and the Delayed Draw Term Loan if it becomes effective with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company other than proceeds generated from the sale of Floorcoverings, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities and will include the Delayed Draw Term Loan if it becomes effective) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the Delayed Draw Term Loan, if it becomes effective, will require a payment of $27 million on the anniversary date of the initial draw and equal quarterly payments in annual amounts equal to $38 million in year 2, $41 million in year 3, $42 million in year 4, $41 million in year 5 and $11 million at termination. In addition, net proceeds from the sale of assets of JPS Automotive will be required to be applied, under the indenture governing the JPS Automotive Senior Notes, to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of October 26, 1996, the Company's continuing operations had approximately $32.2 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations in fiscal 1996 will aggregate approximately $60-70 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw material supply base. During the first nine months of 1996, prices for most of the Company's primary raw materials remained constant with price levels at January 27, 1996. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

         The Company currently expects to expend approximately $35 million through the date of the spin-off of Wallcoverings to fund Wallcoverings' future working capital and capital expenditure requirements and to replace Wallcoverings' receivables previously sold to Carcorp. Amounts actually required for these purposes could differ from expected amounts due to, among other things, changes in Wallcoverings' operating results and the availability of outside financing for Wallcoverings. As of October 26, 1996, Wallcoverings and Floorcoverings had approximately $5.0 million and $.9 million, respectively, in outstanding capital expenditure commitments. The Company does not expect to expend cash to fund Floorcoverings' operations during the remainder of 1996.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings and Floorcoverings, will be approximately $20.0 million in fiscal 1996. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under the Bank Credit Facilities.

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

         At January 27, 1996, the Company had outstanding NOLs of approximately $286.5 million for Federal income tax purposes, which excludes $9.0 million related to the Company's discontinued Wallcoverings subsidiary. Substantially all of these NOLs expire over the period from 2000 to 2008. The Company also has unused Federal tax credits of approximately $15.6 million, $6.9 million of which expire during the period 1996

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



to 2003. The Company estimates that it will generate tax deductions of approximately $45.0 million in connection with the ultimate disposition of assets and liabilities of its discontinued businesses during the period 1996 to 1998, which were previously accrued for financial reporting purposes. The Company anticipates that utilization of these NOLs, tax credits and deductions will result in the payment of minimal Federal income taxes until these NOLs and tax credits are exhausted.

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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Concluded)



Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of October 26, 1996, including sites relating to the acquisition of Manchester Plastics and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 16 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of October 26, 1996, the Company's estimate of its liability for these 25 sites which exclude sites related to Wallcoverings, is approximately $29.2 million. As of October 26, 1996, the Company has established reserves of approximately $40.7 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

SAFE HARBOR STATEMENT

         This Report on Form 10-Q contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this document are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this document include dependence on significant automotive customers and car models, vulnerability to changes in consumer tastes in automotive seat fabrics and decorative fabrics, competition in the industries in which the Company competes, substantial leverage of the Company and its subsidiaries and limitations imposed by the Company's credit facilities. For a discussion identifying these and other important factors which may affect the Company's operations, products and markets, see the section entitled "Risk Factors" in the Registration Statement on Form S-3 filed by the Company and C&A Products (Registration No. 33-62665) and see also the Company's Securities and Exchange filings, including without limitation "ITEM 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 27, 1996 except as described in the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 1996.

ITEM 5.        OTHER INFORMATION.

               CHANGE IN FISCAL YEAR

               On November 22, 1996, the Company determined that it is changing its fiscal year end to the last Saturday of December. Accordingly, fiscal 1996 will end on December 28, 1996. The Form on which the report covering the transition period will be filed will be Form 10-K.

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

EXHIBIT
NUMBER                      DESCRIPTION

2.1      -        Equity Purchase Agreement by and among JPSGP, Inc., Foamex -
                  JPS Automotive L.P. and Collins & Aikman Products Co. dated
                  August 28, 1996 is hereby incorporated by reference to Exhibit
                  2.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

3.1      -        Restated Certificate of Incorporation of Collins & Aikman
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

4.4      -        Amended and Restated Credit Agreement, dated as of June 3,
                  1996, among Collins & Aikman Products Co., as Borrower,
                  Collins & Aikman Canada Inc., as Canadian Borrower, Collins &
                  Aikman Corporation, as Guarantor, the lenders named therein, Bank of America N.T.S.A. and NationsBank, N.A., as Managing
                  Agents, and Chemical Bank, as Administrative Agent, is hereby incorporated by Reference to Exhibit 4.1 of Collins & Aikman
                  Corporation's Current Report on Form 8-K dated June 7, 1996.

4.5      -        Amendment, dated as of December 5, 1996, to the Amended and
                  Restated Credit Agreement, dated as of June 3, 1996, among
                  Collins & Aikman Products Co., as Borrower, Collins & Aikman
                  Canada Inc., as Canadian Borrower, Collins & Aikman
                  Corporation, as Guarantor, the Lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent.

4.6      -        Credit Agreement, dated as of December 5, 1996, among
                  Collins & Aikman Products Co., as Borrower, Collins & Aikman
                  Corporation, as Guarantor, the Lenders named therein and The
                  Chase Manhattan Bank, as Administrative Agent.

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

10.5     -        Letter Agreement dated as of May 16, 1991 between Collins &
                  Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman
                  Holdings Corporation's Registration Statement on Form S-2
                  (Registration No. 33-53179) filed April 19, 1994.

10.6     -        Employment Agreement dated as of April 6, 1995 between
                  Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.24 of Collins &
                  Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

10.7     -        Letter Agreement dated as of June 30, 1995 between Collins &
                  Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman
                  Corporation's Report on Form 10-K for the fiscal year ended
                  January 27, 1996.

10.8     -        Lease, executed as of the 1st day of June 1987, between Dura
                  Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins &
                  Aikman Holdings Corporation's Registration Statement on Form
                  S-2 (Registration No. 33-53179) filed July 6, 1994.

10.9     -        Collins & Aikman Corporation 1996 Executive Incentive
                  Compensation Plan is hereby incorporated by reference to
                  Exhibit 10.9 of Collins & Aikman Corporation's Report on Form
                  10-Q for the fiscal quarter ended July 27, 1996.

10.10    -        Collins & Aikman Corporation Supplemental Retirement Income
                  Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation's
                  Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

10.11    -        1993 Employee Stock Option Plan, as amended, is hereby
                  incorporated by reference to Exhibit 10.13 of Collins & Aikman
                  Corporation's Report on Form 10-Q for the fiscal quarter ended
                  April 29, 1995.

10.12    -        1994 Employee Stock Option Plan is hereby incorporated by
                  reference to Exhibit 10.14 of Collins & Aikman Corporation's
                  Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

10.13    -        1994 Directors Stock Option Plan is hereby incorporated by reference to Exhibit 10.15 of Collins & Aikman Corporation's
                  Report on Form 10-K for the fiscal year ended January 28, 1995.

10.14    -        Excess Benefit Plan of Collins & Aikman Corporation is
                  hereby incorporated by reference to Exhibit 10.25 of Collins &
                  Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

10.15    -        Amended and Restated Receivables Sale Agreement dated as of
                  March 30, 1995 among Collins & Aikman Products Co.,
                  Ack-Ti-Lining, Inc., WCA Canada Inc., Imperial Wallcoverings,
                  Inc., The Akro Corporation, Dura Convertible Systems Inc., each of the other subsidiaries of Collins & Aikman Products
                  Co. from time to time parties thereto and Carcorp, Inc. is hereby incorporated by reference to Exhibit 10.18 of Collins &
                  Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.16    -        Servicing Agreement, dated as of March 30, 1995, among
                  Carcorp, Inc., Collins & Aikman Products Co., as Master
                  Servicer, each of the subsidiaries of Collins & Aikman
                  Products Co. from time to time parties thereto and Chemical
                  Bank, as Trustee is hereby incorporated by reference to
                  Exhibit 10.19 of Collins & Aikman Corporation's Report on Form
                  10-K to the fiscal year ended January 28, 1995.

10.17    -        Pooling Agreement, dated as of March 30, 1995, among
                  Carcorp, Inc., Collins & Aikman Products Co., as Master
                  Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman
                  Corporation's Report on Form 10-K to the fiscal year ended
                  January 28, 1995.

10.18    -        Series 1995-1 Supplement, dated as of March 30, 1995, among
                  Carcorp, Inc., Collins & Aikman Products Co., as Master
                  Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman
                  Corporation's Report on Form 10-K to the fiscal year ended
                  January 28, 1995.

10.19    -        Series 1995-2 Supplement, dated as of March 30, 1995, among
                  Carcorp, Inc., Collins & Aikman Products Co., as Master
                  Servicer, the Initial Purchasers parties thereto, Societe
                  Generale, as Agent for the Purchasers and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.20    -        Amendment No. 1, dated September 5, 1995, among Carcorp,
                  Inc., as Company, Collins & Aikman Products Co., as Master
                  Servicer, and Chemical Bank, as Trustee, to the Pooling
                  Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's
                  Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

10.21    -        Amendment No. 2, dated October 25, 1995, among Carcorp,
                  Inc., as Company, Collins & Aikman Products Co., as Master
                  Servicer, and Chemical Bank, as Trustee, to the Pooling
                  Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and the Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's
                  Report on Form 10-Q for the fiscal quarter ended October 28, 1995.

10.22    -        Amendment No. 1, dated February 29, 1996, to the Series
                  1995-1 Supplement, dated as of March 30, 1995, among Carcorp,
                  Inc., Collins & Aikman Products Co., as Master Servicer, and
                  Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report on
                  Form 10-K for the fiscal year ended January 27, 1996.

10.23    -        Amendment No. 1, dated February 29, 1996, to the Series
                  1995-2 Supplement, dated as of March 30, 1995, among Carcorp,
                  Inc., Collins & Aikman Products Co., as Master Servicer,
                  Societe Generale, as agent, and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins &
                  Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

10.24    -        Master Equipment Lease Agreement dated as of September 30,
                  1994, between NationsBanc Leasing Corporation of North
                  Carolina and Collins & Aikman Products Co. Is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman
                  Corporation's Report on Form 10-Q for the fiscal quarter ended
                  October 29, 1994.

10.25    -        Underwriting Agreement dated June 5, 1996 between Collins &
                  Aikman Products Co., Collins & Aikman Corporation, Wasserstein
                  Perella Securities, Inc., Chase Securities Inc. and BA
                  Securities, Inc. is hereby incorporated by reference to
                  Exhibit 1.1 of Collins & Aikman Corporation's Current Report on Form 8-K dated June 7, 1996.

10.26    -        Second Amendment, dated as of October 3, 1996, to the
                  Employment Agreement, dated as of July 22, 1992, as amended, between Collins & Aikman Products Co. and an executive officer.

11 -     Computation of Earnings Per Share.

27 -     Financial Data Schedule.




(B)    REPORTS ON FORM 8-K.

               No current reports on Form 8-K were filed during the quarter for which this report Form 10-Q is filed.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLLINS & AIKMAN CORPORATION
                                    (Registrant)



Dated:  December 9, 1996       By:    /s/  J. Michael Stepp
                                      ---------------------
                                    J. Michael Stepp
                                    Chief Financial Officer and
                                    Executive Vice President
                                    (On behalf of the Registrant and as
                                    Principal Financial and Accounting Officer)