Form 10-K
period 1996-12-28
COLLINS & AIKMAN CORP
filed 1997-03-28
CIK 846815

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

 [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                                       OR

 [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
  For the transition period from January 28, 1996 to December 28, 1996

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

 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $112,838,317 as of March 25, 1997.

As of March 25, 1997, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 66,377,523 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for 1997 Annual Meeting of Stockholders to be filed within 120 days of December 28, 1996 - Items 10, 11, 12 and 13.*

* Only the portions of this document expressly described in the items listed are incorporated by reference herein.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT INDEX

Item  1.      Business, page 1.

Item  2.      Properties, page 5.

Item  3.      Legal Proceedings, page 5.

Item  4.      Submission of Matters to a Vote of Security Holders, page 7.

              Executive Officers of the Registrant, page 7.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, page 9.

Item  6.      Selected Financial Data, page 10.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, page 12.

Item  8.      Financial Statements and Supplementary Data, page 26.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, page 26.

Item 10.      Directors and Executive Officers of the Registrant, page 27.

Item 11.      Executive Compensation, page 27.

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management, page 27.

Item 13.      Certain Relationships and Related Transactions, page 27.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 28.

                                     PART I

ITEM 1.  BUSINESS

DEVELOPMENT

         Collins & Aikman Corporation (the "Company") is a major supplier of automotive interior systems - textile and plastic trim, acoustics and convertible tops - to the global automotive industry. The Company (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation which was formed on September 21, 1988. Prior to July 13, 1994, the Company was a wholly-owned subsidiary of Collins & Aikman Holdings II Corporation ("Holdings II"). In connection with an initial public offering of Common Stock and a recapitalization (the "Recapitalization"), Holdings II was merged into the Company. Concurrently, Collins & Aikman Group, Inc., a wholly-owned subsidiary of the Company ("Group"), was merged into its wholly-owned subsidiary, Collins & Aikman Corporation, which changed its name to Collins & Aikman Products Co. ("C&A Products"). On July 7, 1994, the Company changed its name from Collins & Aikman Holdings Corporation to Collins & Aikman Corporation. Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of December 28, 1996, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 80% of the Common Stock of the Company. The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

         During 1996, the Company took major steps to implement its automotive growth strategy which will focus the Company's resources on expanding its core automotive business in North America and globally as well as adding complementary product offerings. To that end, the Company made several strategic automotive acquisitions and discontinued its Interior Furnishings and Wallcoverings segments, all as discussed below.

         On January 3, 1996, the Company acquired Manchester Plastics for a purchase price of approximately $184 million, which includes approximately $40.4 million of debt extinguished in connection with the acquisition. Manchester Plastics is a designer and manufacturer of high quality plastic-based automotive door panels, headrests, floor console systems and instrument panel components used in the interior of automobiles, light trucks, sport utility vehicles and minivans. The Manchester Plastics product line adds a broad range of molded plastic products to the Company's extensive textile-based automotive trim products.

         On April 9, 1996, the Company announced a plan to spin off the Company's Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") to the stockholders of the Company in the form of a stock dividend. The proposed spin-off requires, among other things, the declaration of the dividend by the Company's Board of Directors. The Company had originally anticipated the proposed spin-off to occur during 1996. However, as a result of management changes at Wallcoverings and other factors, the Company currently expects the proposed spin-off to occur during the second half of 1997.

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

         On December 4, 1996, the Company announced it is considering the sale of the Mastercraft Group to further pursue its automotive growth strategy. Based on determinations of value from potential purchasers, the Company has decided to pursue the sale of the Mastercraft Group and anticipates the sale to be completed by the summer of 1997. The Mastercraft Group is the leading manufacturer of flat woven upholstery fabric.

         On December 10, 1996, the Company announced that it entered into an agreement to sell its Floorcoverings subsidiary ("Floorcoverings") for approximately $197 million, subject to adjustment. Management believes that this sale, which occurred in February 1997, better positions the Company to focus on its automotive growth strategy.

         On December 11, 1996, the Company acquired JPS Automotive L. P. ("JPS Automotive") for $220 million, subject to post-closing adjustment, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million of cash. The Company also acquired the minority interest in a JPS Automotive subsidiary for $10 million. This acquisition further strengthened the Company's position in automotive molded floor carpet and bodycloth as well as expanding the Company's interior product offerings to include headliner fabric.

         On December 11, 1996, the Company acquired Perstorp AB's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain for $108 million, subject to adjustment. The acquisition positions the Company to source floor carpet and acoustical products as a package both domestically and internationally. In addition, the Company and Perstorp AB ("Perstorp") entered into a joint venture agreement relating to Perstorp's automotive supply operations (primarily acoustical and plastic components) in Sweden, Belgium and France. Each of the Company and Perstorp has a 49.9% interest in the joint venture.

         The Company has accounted for the financial results and net assets of Floorcoverings and the Mastercraft Group (which were formerly reported in the Interior Furnishings segment), and Wallcoverings as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect those three businesses as discontinued operations.

         In addition to the acquisitions and divestitures (or planned divestitures) discussed above, on June 10, 1996, the Company's wholly-owned subsidiary, C&A Products, issued $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the Company. The Subordinated Notes were sold at a price equal to 100% of their principal amount. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of the outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses, and used the remainder for general corporate purposes.

         During November 1996, the Company decided to change its fiscal year end to the last Saturday of December. Fiscal 1996 ended on December 28, 1996 and was an 11-month period. All previous fiscal years ended on the last Saturday of January of the following year.

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

GENERAL

         The Company is a leading designer and manufacturer of automotive products with 1996 net sales of $1,055.9 million. The Company supplies eight principal automotive products--automotive seat fabric ("bodycloth"), molded floor carpets, acoustical products, accessory floor mats, luggage compartment trim, convertible top systems, headliner fabric and plastic-based interior systems. The Company's 1996 acquisitions, which are discussed above, significantly increased the Company's content per build through growth in existing product lines as well as by adding complementary product offerings.

         The Company's sales are dependent on certain significant customers. In 1996, 1995 and 1994 direct and indirect sales to each of General Motors Corporation, Ford Motor Company and Chrysler Corporation accounted for 10% or more of the Company's net sales.

         Automotive industry demand historically has been influenced by both cyclical factors and long-term growth trends in the driving age population and real per capita income.

         Annual new car and light truck sales historically have been cyclical. In the most recent cycle, North American light vehicle sales declined from an average of 15.4 million units per year in 1986-1988 to a low of 12.3 million units in 1991. For the last three years, North American light vehicle sales have averaged 15.1 million units.

PRODUCTS

         The Company manufactures eight principal automotive products: automotive bodycloth, molded floor carpets, acoustical products, accessory floor mats, luggage compartment trim, convertible top systems, headliner fabric and plastic-based interior systems. The Company also produces certain other automotive and nonautomotive products.

         AUTOMOTIVE BODYCLOTH. The Company manufactures a wide variety of bodycloth, including flat-wovens, velvets and knits. The Company also laminates foam to bodycloth. In 1996, 1995 and 1994, the Company had net sales of bodycloth of $243.9 million, $327.5 million and $340.3 million, respectively.

         MOLDED FLOOR CARPETS. Molded floor carpets include polyethylene, barrier-backed and molded urethane underlay carpet. In 1996, 1995 and 1994, net sales of molded floor carpets were $234.1 million, $231.8 million, $213.2 million, respectively.

         ACOUSTICAL PRODUCTS. In December 1996, the Company acquired from Perstorp its North American, United Kingdom and Spanish automotive supply operations. These operations supply acoustical products to both domestic and international automotive manufacturers. These products can be combined with molded floor carpets to provide complete interior floor systems to the automotive industry.

         ACCESSORY FLOOR MATS. The Company produces carpeted automotive accessory floor mats for both North American produced vehicles and imported vehicles.

         LUGGAGE COMPARTMENT TRIM. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products.

         CONVERTIBLE TOP SYSTEMS. The Company designs and manufactures convertible top systems through its Dura Convertible Systems subsidiary ("Dura"). In October 1993, Dura began shipping its "Top-in-a-Box" system, in which it designs and manufactures all aspects of a convertible top, including the framework, trim set, backlight and power actuating system.

         HEADLINER FABRIC. With the December 1996 acquisition of JPS Automotive, the Company expanded its interior product offerings to include headliner fabric.

         PLASTIC-BASED INTERIOR SYSTEMS. In January 1996, the Company acquired Manchester Plastics, a manufacturer of automotive door panels, headrests, floor console systems and instrument panel components. The acquisition of Manchester Plastics added a broad range of molded plastic components to the Company's textile-based automotive interior trim products.

         OTHER. The Company also produces certain other automotive products, including carpet die cuts for automotive interior trim applications, convertible power actuating units, airbag fabric and carpet roll goods for export and domestic consumption. In addition, the Company manufactures small volumes of certain other products, such as velvet furniture fabrics, residential floor mats, casket liners, sliver knits and woven fabrics, for various commercial and industrial markets.

COMPETITION

         The automotive supply business is highly competitive. The Company has competitors in respect to each of its automotive products, some of which may have substantially greater financial and other resources than the Company. The Company's competitors in molded plastic components include subsidiaries of certain U.S. automotive and light vehicle manufacturers.

         The Company principally competes for new business at the design stage of new models and upon the redesign of existing models. The Company is vulnerable to a decrease in demand for the models that generate the most sales for the Company, a failure to obtain purchase orders for new or redesigned models and pricing pressure from the major automotive companies.

FACILITIES

         The Company has 65 manufacturing, warehouse and other facilities located in the U.S., Canada, Mexico, the United Kingdom, Spain and Austria aggregating approximately 10.0 million square feet. The majority of these facilities are located in North Carolina, South Carolina, Ohio and Michigan and in Ontario, and Quebec, Canada. Approximately 90% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide just-in-time ("JIT") inventory delivery to the Company's customers. Capacity at any plant depends, among other things, on the product being produced, the processes and equipment used and tooling. This varies periodically, depending on demand and shifts in production between plants. The Company currently estimates that its plants generally operate at between 50% and 100% of capacity. During the second half of 1994 the Company experienced capacity constraints with respect to certain automotive seat fabrics due to the unanticipated popularity of certain vehicles for which the Company supplies seat fabric. To meet customer expectations, the Company utilized outside commission weaving and redeployed certain manufacturing capacity from its velvet furniture fabrics. The Company terminated commission weaving during the second quarter of 1995. Except for the foregoing constraints, which the Company believes were short term, the Company's capacity utilization is generally in line with its past experience in similar economic situations, and the Company believes that its facilities are sufficient to meet existing needs.

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

EMPLOYEES

         As of December 28, 1996, the Company's continuing operations employed approximately 12,800 persons on a full-time or full-time equivalent basis. Approximately 3,400 of such employees are represented by labor unions. Management believes that the Company's relations with its employees and with the unions that represent certain of them are generally good.

ITEM 2.  PROPERTIES

         For information concerning the principal physical properties of the Company and its various operating divisions, see "ITEM 1. BUSINESS".

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, the Company and its subsidiaries are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

ENVIRONMENTAL PROCEEDINGS

         DOUGLAS, MICHIGAN. On January 4, 1991, a complaint was filed in the Circuit Court for Allegan County, Michigan, captioned HAWORTH, INC. V. WICKES MANUFACTURING COMPANY (the "Haworth action"), in which Haworth, Inc. ("Haworth") alleged that predecessors of Wickes Manufacturing Company ("Wickes Manufacturing"), an indirect wholly owned subsidiary of the Company, released environmental contaminants on property, now owned by Haworth, located in the Village of Douglas, Michigan. On October 22, 1993, Haworth filed a complaint in the United States District Court for the Western District of Michigan, captioned HAWORTH, INC. V. WICKES MANUFACTURING COMPANY AND PARAMOUNT COMMUNICATIONS, INC. (the "Second HAWORTH action"). In the Second HAWORTH action, Haworth alleged federal claims with respect to Wickes Manufacturing that were factually similar to the state law claims alleged in the HAWORTH action, and Haworth sought a declaratory judgment that Wickes Manufacturing and Paramount Communications, Inc. were liable for the alleged contamination at the site, an order requiring Wickes Manufacturing and Paramount Communications, Inc. to implement response actions at the site, and damages, interest and costs, all in unspecified amounts. On January 29, 1997, the parties entered into a settlement agreement settling both the HAWORTH action and the Second HAWORTH action without payment by any party. On February 5, 1997, the Second HAWORTH action and on February 10, 1997, the HAWORTH action were dismissed with prejudice.

         OTHER ENVIRONMENTAL MATTERS. The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination, or has received notices that it is a potentially responsible party (a "PRP"), at various other sites. These sites include, among others, the following: a site formerly operated by Stamina Mills, Inc., a former subsidiary of a former indirect subsidiary of the Company, in North Smithfield, Rhode Island; a site adjacent to a facility formerly operated by Wickes Manufacturing's former Bohn Heat Transfer division located at Beardstown, Illinois; a site formerly owned and operated by Wickes Manufacturing's alleged former Daybrook Ottawa division located at Bowling Green, Ohio; a site owned and formerly operated by a Company subsidiary located at Elmira, California; the Reliable Equipment Superfund Site located at Grand Rapids, Michigan; the Butterworth Landfill Superfund Site located at Grand Rapids, Michigan; a site owned and formerly operated by Wickes Manufacturing's former Mechanical Components division located at Mancelona, Michigan; the former Albert Van Luit plant site owned by a Company subsidiary located at North Hollywood, California; the Stringfellow Superfund Site located at Riverside County, California; and certain sites associated with the former Wickes Engineering business. In addition to the environmental sites and proceedings listed above, the Company is and has been a party or PRP at other sites and involved in other proceedings from time to time. The majority of environmental site costs have been incurred in connection with the North Smithfield, Rhode Island; Elmira, California; and North Hollywood, California sites.

         In estimating the total future cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. As of December 28, 1996, the Company has established reserves of approximately $46.1 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

         The Company is seeking insurance coverage for a portion of the defense costs and liability it has incurred and may incur in connection with the environmental proceedings described above. Coverage issues have not been resolved. While the Company has received some payments from certain insurance carriers, there can be no assurance that additional payments will be received.

LITIGATION PROCEEDINGS

         PREFERRED STOCK REDEMPTION LITIGATION. On August 2, 1991, a Fifth Consolidated Amended Complaint was filed in IN RE IVAN F. BOESKY SECURITIES LITIGATION in the United States District Court for the Southern District of New York against a variety of defendants including Group alleging, among other things, a conspiracy to manipulate the price of Group's common stock in 1986 for the purpose of triggering a redemption of certain outstanding preferred stock of Group. On November 20, 1996, plaintiffs and C&A Products agreed to a settlement whereby plaintiffs released all claims relating to the litigation against Group and the individual Group-related defendants in exchange for payment by C&A Products of $4.25 million. On May 12, 1995, C&A Products paid $4.25 million into an escrow account with the Court pursuant to the terms of the settlement in principal. On December 18, 1996, the Court preliminarily approved the final settlement. On March 18, 1997, the Court ratified the settlement. The settlement was within previously established accruals.

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

The following is a list of the names and ages (as of March 25, 1997) of all the executive officers of the Company and a description of all positions and offices with the Company held by each such person and each such person's principal occupations and employment during the past five years. All executive officers hold office at the pleasure of the Company's Board of Directors.

                             NAME            AGE               POSITION
        -----------------------------------  ---     ---------------------------
        David A. Stockman                     50     Co-Chairman of the Board

        Randall J. Weisenburger               38     Co-Chairman of the Board

        Thomas E. Hannah                      58     Chief Executive Officer


        Dennis E. Hiller                      42     President of Automotive
                                                     Carpet and Acoustics Group

        John D. Moose                         60     President of Automotive
                                                     Fabrics Division

        Harry F. Schoen III                   61     President of Mastercraft
                                                     Division

        Elizabeth R. Philipp                  40     Executive Vice President,
                                                     General Counsel and
                                                     Secretary

        J. Michael Stepp                      52     Executive Vice President
                                                     and Chief Financial Officer

         DAVID A. STOCKMAN has been a director of the Company since October 1988 and Co-Chairman of the Board of the Company since July 1993. Mr. Stockman has been a member of Blackstone Group Holdings L.L.C. ("BGH"), which is under common control with Blackstone Partners, a principal stockholder of the Company, since March 1996 pursuant to a reorganization of Blackstone Group Holdings L.P. ("Blackstone Group") and has been a Senior Managing Director of The Blackstone Group L. P. (or has served in this capacity) since 1988. Mr. Stockman was a General Partner of Blackstone Group from 1988 to February 1996. Prior to joining Blackstone Group, Mr. Stockman was a Managing Director of Salomon Brothers Inc. Mr. Stockman served as the Director of the Office of Management and Budget in the Reagan Administration from 1981 to 1985. Prior to that, Mr. Stockman represented Southern Michigan in the U. S. House of Representatives. Mr. Stockman is also a director of LaSalle Re Holdings Ltd. and Bar Technologies Inc.

         RANDALL J. WEISENBURGER has been a director of the Company since August 1989 and Co-Chairman of the Board since June 1995. Mr. Weisenburger was Vice Chairman of the Company from April 1994 to June 1995, Deputy Chairman of the Company from July 1992 to April 1994 and Vice President from August 1989 to July 1992. Mr. Weisenburger has been Managing Director of Wasserstein Perella & Co., Inc. ("WP & Co."), an affiliate of WP Partners, a principal stockholder of the Company, since December 1993. Mr. Weisenburger was a Director of WP & Co. from December 1992 to December 1993 and Vice President of WP & Co. from December 1989 to December 1992. Mr. Weisenburger is also Chairman of Yardley of London, Ltd. and Co-Chairman of Alliance Entertainment Corp.

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

         DENNIS E. HILLER has been President of the Automotive Carpet and Acoustics Group since December 1996 and was President of the Automotive Carpet division from November 1994 to December 1996. Mr. Hiller was President of The Akro Corporation, an indirect subsidiary of the Company, from 1992 until November 1994 and Manager, Fabricated Products for the Company prior to that. Mr. Hiller was named an executive officer of the Company for purposes hereof in April 1996.

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

         J. MICHAEL STEPP has been Executive Vice President and Chief Financial Officer since April 1995. Mr. Stepp was Executive Vice President and Chief Financial Officer of Purolator Products Company from December 1992 to January 1995. Prior to that, Mr. Stepp was President of American Corporate Finance Group, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "CKC" since July 7, 1994. At March 25, 1997, there were 161 holders of record. The following table lists the high and low sales prices for the Common Stock for the full quarterly periods during the two most recent fiscal years.

                                    FISCAL 1996                FISCAL 1995
                                 -------------------       ------------------
                                   HIGH        LOW           HIGH        LOW
                                 --------   --------       ------------------
        First Quarter             8-1/4        6-1/8         8-3/8     7-1/2
        Second Quarter            7-1/8        5-1/2         9         6-3/8
        Third Quarter             7            5-7/8         9-1/4     7-1/2
        Fourth Quarter            6-5/8        5-3/4         8-3/8     6-1/8


         No dividend or other distribution with respect to the Common Stock has been paid by the Company since its incorporation in 1988. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors. The Company currently does not intend to pay any cash dividends in the foreseeable future; rather, the Company intends to retain earnings to provide for the operation and expansion of its business and to reduce debt. On April 9, 1996, the Company announced a plan to spin off its Wallcoverings subsidiary to the stockholders of the Company in the form of a stock dividend. The proposed spin-off is subject to, among other things, the declaration of the dividend by the Company's Board of Directors. The Company currently expects the proposed spin-off to occur during the second half of 1997. See "ITEM 1. BUSINESS
- Development" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Recent Developments". Certain restrictive covenants contained in the agreements governing the Company's credit facilities and subordinated notes limit the Company's ability to make dividend and other payments. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" and Note 11 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

(in thousands, except per share data)


                                                                                FISCAL YEAR ENDED

                                               DECEMBER 28,       JANUARY 27,       JANUARY 28,       JANUARY 29,      JANUARY 30,
                                                 1996 (1)             1996              1995             1994            1993 (2)
                                             -----------------  ----------------  ----------------  ---------------  --------------

STATEMENT OF OPERATIONS DATA:

Net sales.................................    $    1,055,931      $   902,017       $   906,997       $   689,286     $    656,625
Gross margin..............................           188,674          161,925           172,487           120,250          110,358
Selling, general and administrative
   expenses...............................            82,727           65,996            68,304            71,397           86,624
Management equity plan expense............                 -                -                 -            26,736                -
Goodwill amortization and write-off.......             3,898              270                 -            79,216            2,212
Operating income (loss)...................           102,049           95,659           104,183           (57,099)          21,522
Interest expense, net (3).................            39,850           22,150            44,440            70,449           80,759
Loss on sale of receivables(4)............             4,533            6,246             6,124                 -                -
Income (loss) from continuing
   operations before income taxes.........            57,553           67,263            51,361          (132,081)         (63,751)
Income tax expense (benefit)..............            24,442         (139,959)           10,031             9,580           (5,096)
Income (loss) from continuing
   operations.............................            33,111          207,222            41,330          (141,661)         (58,655)
Income (loss) from discontinued operations,
   including disposals, net of income
   taxes..................................            14,323             (781)           34,416          (136,003)        (205,003)
Income (loss) before extraordinary
   items..................................            47,434          206,441            75,746          (277,664)        (263,658)
Net income (loss).........................            40,824          206,441           (30,782)         (277,664)        (263,658)
Income (loss) from continuing
   operations per primary and fully
   diluted common share...................              .47              2.91             (1.04)            (6.07)           (2.84)

BALANCE SHEET DATA:

Total Assets                                   $   1,536,480    $     991,361     $     578,900     $     819,819    $   1,037,956
Long-term debt, including current
   portion................................         1,176,219          759,966           557,039           914,938          974,884
Redeemable preferred stock................                 -                -                 -           122,368           98,602
Common stockholders' deficit..............          (194,578)        (227,852)         (412,622)         (702,220)        (421,460)

OTHER DATA (FROM CONTINUING
   OPERATIONS):

Capital expenditures......................   $        35,000    $      53,156    $       56,193    $       29,266   $       20,493
Depreciation and leasehold
   amortization...........................            24,568           24,146            24,648            23,259           25,946
EBITDA (5)................................           134,581          124,086           128,831            72,559           50,164

(1)      1996 was a 48-week year.
(2)      1992 was a 53-week year.

(3)      Excludes amounts related to discontinued operations as follows:

                                               DECEMBER 28,       JANUARY 27,       JANUARY 28,       JANUARY 29,      JANUARY 30,
                                                   1996               1996              1995             1994              1993
                                             -----------------  ----------------  ----------------  ---------------  ---------------
The Mastercraft Group,  Floorcoverings,
 and Wallcoverings........................    $     26,734        $    26,454       $    31,243       $    40,842      $    30,108
Operations discontinued prior to fiscal
   1995...................................               -                  -                 -            18,871           23,010
                                             -----------------  ----------------  ----------------  ---------------  ---------------
                                              $     26,734        $    26,454       $    31,243       $    59,713      $    53,118
                                             =================  ================  ================  ===============  ===============

(4) Excludes amounts allocated to discontinued operations totaling $2.2 million, $2.4 million and $1.5 million in 1996, 1995 and 1994, respectively.

(5) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, depreciation, amortization and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INITIAL PUBLIC OFFERING AND RECAPITALIZATION

         On July 13, 1994, the Company completed an initial public offering (the "Offering") of shares of Common Stock. In connection with the Offering, the Company effected the Recapitalization which reduced the Company's indebtedness, lowered interest expense and provided liquidity for operations and other general corporate purposes. After the Offering and Recapitalization, approximately 70.5 million shares of Common Stock were outstanding. Since that time, the Company has repurchased, net of shares reissued, approximately 2.8 million shares of Common Stock and, as of December 28, 1996, approximately 67.7 million shares were outstanding.

RECENT DEVELOPMENTS

         ACQUISITIONS

         On May 1, 1996 the Company acquired the business of Fatati, a manufacturer and supplier of molded floor carpets and luggage compartment trim for the European automotive market. The acquisition increases the Company's carpet molding capacity and gives it a European base from which to supply its new carpet molding plant in Austria. Fatati's customers include General Motors, Saab and Toyota.

         On December 11, 1996, the Company completed the acquisition of JPS Automotive, a subsidiary of Foamex International, Inc. The purchase price of $220 million, subject to post closing adjustment, consists of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million in cash. The Company also acquired the minority interest in a JPS Automotive subsidiary for $10 million. The cash portion of the purchase price of the JPS Automotive acquisition, the minority interest purchase and the approximately $15 million of indebtedness of JPS Automotive that was repaid at the time of closing were funded through the Company's existing revolving credit facility. See "Liquidity and Capital Resources".

         JPS Automotive, which reported fiscal 1995 revenues of $312.1 million, provides automotive carpet systems to both domestic and non-U.S. automotive manufacturers in North America. The Company believes the JPS Automotive acquisition expands its leading positions in North America in automotive bodycloth and carpet. The Company believes the acquisition of JPS Automotive's headliner fabrics business will also provide important synergies with existing product lines.

         The Company has accounted for the acquisition of JPS Automotive as a purchase, and it is therefore included in fiscal 1996 for a period of approximately two and one half weeks. The purchase price and related expenses exceeded the fair value of the net assets acquired by approximately $132 million. The resulting goodwill is being amortized on a straight line basis over 40 years. See Notes 3 and 5 to the Consolidated Financial Statements for further discussion and pro forma information.

         On December 11, 1996, the Company also acquired Perstorp's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain ("Perstorp Components") for a purchase price of $108 million, subject to adjustment. The purchase price was financed with funds from the Company's existing revolving credit facility. See "Liquidity and Capital Resources". In addition, on December 17, 1996, the Company and Perstorp entered into a joint venture relating to Perstorp's automotive supply operations (primarily acoustical and plastic components) in Sweden, Belgium and France. Pursuant to the joint venture, the Company and Perstorp each contributed $7.4 million in cash and have a 49.9% interest in the joint venture, which is managed by the Company. The joint venture purchased from Perstorp its automotive supply operations in Sweden, Belgium and France for approximately $67 million, comprised of approximately $15 million equity investment and approximately $52 million of indebtedness. The indebtedness was initially held by Perstorp but has been refinanced with new bank debt. The Company has no liability for the new bank financing. The Company has an option to purchase Perstorp's equity interest in the joint venture at a predetermined multiple of future cashflow for a period of three years, after which Perstorp will have a two-year purchase right if the Company has not exercised its purchase right.

         Perstorp Components' ten facilities in North America, the United Kingdom and Spain had estimated combined sales of $170 million for its fiscal year ended August 31, 1996. The joint venture's facilities had estimated annual sales of $140 million for the same period. Perstorp Components' and the joint venture's main customers include Chrysler, Ford, General Motors, Mercedes, Nissan, Rover, and Volvo.

         The acoustical products manufactured by Perstorp Components' facilities complement the Company's existing molded floor carpet products. The Company believes that automotive manufacturers are increasingly sourcing floor carpet and acoustical products as a package as well as requiring suppliers to provide parts and render engineering support on a global basis. The Company believes its leading position in North America and growing presence in Europe coupled with the acoustical product lines acquired through the Perstorp Components acquisition will enable the Company to capitalize on this sourcing trend, both domestically and internationally.

         The Company has accounted for the acquisition of Perstorp Components as a purchase, and it is therefore included in fiscal 1996 for a period of approximately two and one half weeks. The purchase price and related expenses exceeded the fair value of the net assets acquired by approximately $10 million. The resulting goodwill is being amortized on a straight line basis over 40 years. See Notes 3 and 5 to the Consolidated Financial Statements for further discussion and pro forma information.

         DISCONTINUED OPERATIONS

         On April 9, 1996, the Company announced a plan to spin off Wallcoverings to the Company's stockholders in the form of a stock dividend. The proposed spin-off requires, among other things, the declaration of the dividend by the Company's Board of Directors. The Company had originally anticipated the proposed spin-off to occur during 1996.
However, as a result of management changes at Wallcoverings and other factors, the Company currently expects the proposed spin-off to occur during the second half of 1997.

         On December 4, 1996, the Company announced that it is considering the sale of the Mastercraft Group, a leading manufacturer of upholstery fabric. Based on determinations of value from potential purchasers, the Company has decided to pursue the sale of the Mastercraft Group and anticipates the sale to be completed by the summer of 1997.

         On December 10, 1996, the Company announced that it entered into an agreement to sell Floorcoverings for $197 million, subject to adjustment. This sale occurred during February 1997 and the net proceeds of $195.6 million (subject to post-closing purchase price adjustment) were used to pay down debt incurred to finance the Company's automotive strategy.

         The Company has accounted for the financial results and net assets of Wallcoverings, Floorcoverings and the Mastercraft Group as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect these businesses as discontinued operations. See
Note 15 to the Consolidated Financial Statements for information regarding discontinued operations.

         $400 MILLION SUBORDINATED NOTE OFFERING

         On June 10, 1996, the Company's wholly-owned subsidiary, C&A Products, issued $400 million principal amount of the Subordinated Notes, which are guaranteed by the Company. The Subordinated Notes were sold at a price equal to 100% of their principal amount. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of the outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses, and used the remainder for general corporate purposes.

GENERAL

         The Company is a major supplier of automotive interior systems - textile and plastic trim, acoustics and convertible tops - to the global automotive industry. The Company's net sales in fiscal 1996 were $1,055.9 million compared to $902.0 million in fiscal 1995. During 1996, the Company changed it fiscal year end to the last Saturday in December. Fiscal 1996 was a 48-week period which ended on December 28, 1996. All prior years refer to the fiscal year of the Company which ended on the last Saturday of January of the following year. Fiscal 1995 and 1994 were 52-week periods. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

         During 1996, the Company took major steps in implementing its automotive growth strategy, which is to expand the Company's core automotive businesses in North America and globally as well as to add complementary product offerings.

         The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American vehicle production.

RESULTS OF OPERATIONS



                                                                  FISCAL YEAR ENDED
                                              ------------------------------------------------------
                                                 DECEMBER 28,        JANUARY 27,      JANUARY 28,
                                                    1996                1996             1995
                                              -------------------  ---------------  ----------------
                                                  (48 WEEKS)         (52 WEEKS)       (52 WEEKS)
                                                                     (IN MILLIONS)

Net sales.....................................$        1,055.9     $      902.0     $      907.0
Cost of goods sold............................           867.2            740.1            734.5
Gross margin..................................           188.7            161.9            172.5
Selling, general and administrative expenses..            82.7             65.9             68.3
Goodwill amortization and write-off...........             4.0               .3              -
Operating income..............................$           102.0    $        95.7     $     104.2
Gross margin percentages......................            17.9%            18.0%            19.0%
Operating margin percentages..................             9.7%            10.6%            11.5%
EBITDA (1)....................................$           134.6    $      124.1      $     128.8

(1) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, depreciation, amortization and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

1996 COMPARED TO 1995

As a result of the Company's decision to change its year-end, fiscal 1996 was a 48-week period as compared to fiscal 1995 which was a 52-week period. Therefore, sales in all product lines and the associated costs and expenses were impacted by reporting a shorter period. A discussion of the results of operations for the Company follows:

NET SALES: The Company's net sales increased 17.1% to $1,055.9 million in 1996, up $153.9 million over 1995. The majority of this increase resulted from the January 1996 acquisition of Manchester Plastics, which had sales for 1996 of $176.3 million compared with $10.8 million in fiscal 1995. Increased sales in three of the Company's products (molded carpet, convertible top systems and accessory mats) were offset by a decrease in sales of automotive bodycloth. In addition, sales also increased as a result of the JPS Automotive and Perstorp Components acquisitions, which generated combined sales of $14.0 million from December 11, 1996 through year end.

Sales to General Motors during 1996 were negatively impacted by the United Auto Workers' strike in March 1996 and the Canadian Auto Workers' strike in October 1996. The decrease in net sales to General Motors in 1996 attributable to these strikes is estimated at $33.5 million.

Automotive bodycloth sales decreased 25.5% to $243.9 million in 1996, down $83.6 million from 1995. The decline in sales was due to a decrease in unit shipments on a comparable basis, which was partially mitigated by a 3.8% increase in average selling price due primarily to a shift in product mix. Automotive bodycloth sales were negatively impacted by an estimated $12.6 million as a result of the General Motors strikes. The overall decrease in automotive bodycloth for the year was principally related to decreased sales to the Ford Thunderbird, Mustang, Escort, and F-Series Truck and the Chevrolet Cavalier. These decreases were partially offset by increased sales to the Mercury Sable and the Chrysler Grand Cherokee and Breeze.

Molded carpet sales increased 1.0% to $234.1 million, up $2.3 million over 1995. The increase in sales was due to a 1.5% increase in average selling price as well as increased sales in Europe as a result of the Company's expansion into that market. The increase in average selling price is partially attributable to a shift in automotive original equipment manufacturer ("OEM") production to higher content vehicles, such as the Chrysler Voyager. For the year, the overall increase in molded carpet sales was principally related to increased sales to the Chrysler Voyager and T300 Truck and the Chevrolet C/K Truck line. These increases were partially offset by decreased sales to the Ford Explorer, the Chevrolet Camaro and Lumina and the Pontiac Grand Prix.

Convertible top systems sales increased 72.2% to $100.2 million, up $42.0 million from 1995. The increase in net sales resulted from the increased shipments of the Chrysler Sebring partially offset by reduced OEM production of the Ford Mustang convertible and the scheduled discontinuance of the Chrysler LeBaron convertible.

Accessory mat sales increased 4.3% to $83.7 million, up $3.4 million over 1995. The increase in sales was primarily due to increased unit volume. For the year the overall increase in accessory mat sales was principally related to increased sales to the Subaru Legacy, the Chrysler Caravan/Voyager, the Toyota Camry and the Honda Civic and Accord. These increases were partially offset by decreased sales to the Chrysler Cirrus and Chevrolet Camaro.

Luggage compartment trim sales decreased 1.9% to $51.4 million, from $52.4 million in 1995. This decrease in sales was primarily due to the shorter fiscal year partially offset by a 9.3% increase in average selling price. The increase in average selling price reflects the OEMs' continued move to one-piece luggage compartments. During the year, luggage compartment trim sales increased to the Honda Civic, Pontiac Grand Prix and Toyota Camry. These increases were offset by decreased sales to the Honda Accord and Ford Explorer.

Manchester Plastics, which was acquired in January 1996, contributed $176.3 million in sales of plastic interior trim components during fiscal 1996 compared to $10.8 million in fiscal 1995. Manchester's sales in 1996 were negatively impacted by the General Motors strikes in the amount of $9.4 million and delays in the launch of certain new programs.

These factors resulted in an increase in the Company's average revenue per North American-produced vehicle to approximately $68 for 1996 from approximately $54 for 1995.

GROSS MARGIN: For 1996, gross margin was 17.9% of sales, down from 18.0% in 1995. The decrease in gross margin was attributable primarily to the lower sales to General Motors and lower margins in plastic components partially offset by the increase in the higher margin convertible top systems sales. In addition, Manchester Plastics reduced its gross profit by $3 million for a one-time special charge in December 1996 related to a disagreement with a customer over goods supplied. During 1995, the Company recorded a $2.4 million charge related to a plant closing and the write-off of certain assets in its molded carpet operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $82.7 million in 1996 were $16.8 million higher than in 1995. The increase resulted primarily from the acquisitions of Manchester Plastics in January 1996 and Amco Convertible Fabrics in October 1995 and increased general and administrative costs due to expansion in Mexico and Europe. Selling, general and administrative expenses as a percentage of sales increased to 7.8% in 1996 from 7.3% in 1995.

INTEREST EXPENSE: Interest expense, allocated to continuing operations, net of interest income of $4.0 million in 1996 and $1.6 million in 1995, increased to $39.9 million in 1996 from $22.2 million in 1995. In 1996, interest expense, including amounts allocated to discontinued operations and excluding interest income, increased to $70.6 million from $50.2 million in 1995. The overall increase in interest expense was due to the higher amount of overall outstanding indebtedness primarily related to the $197 million credit facility that was entered into in connection with the acquisition of Manchester Plastics in January 1996 (the "Term Loan B Facility") as well as the higher interest rates associated with the Subordinated Notes issued in June 1996.

LOSS ON THE SALE OF RECEIVABLES: Beginning with the Recapitalization in July 1994, the Company has sold on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $4.5 million, net of amounts allocated to discontinued operations, was incurred in 1996 compared to a loss of $6.2 million, net of amounts allocated to discontinued operations, in 1995. Total loss on sale of receivables, including amounts allocated to discontinued operations, decreased to $6.7 million in 1996 from $8.7 million in 1995. This decrease resulted from the shorter fiscal year in 1996 as well as an overall decrease in the outstanding interest sold under the variable portion of the accounts receivable facility during 1996. The decrease in the outstanding interest sold resulted primarily from the use of proceeds from the Subordinated Notes offering to satisfy a portion of the Company's liquidity needs.

OTHER EXPENSE: In 1996, the Company recognized $.1 million in net foreign currency transaction losses related to obligations to be settled in currencies other than the functional currency of its foreign operations.

INCOME TAXES: In 1996, the Company recognized a $24.4 million tax provision compared with a $140.0 million benefit in 1995. The increase in the Company's tax expense and reported rate results from the Company's recognition of certain deferred tax assets in 1995. In 1995, the benefit principally resulted from a reduction of valuation allowances against the Company's Federal net operating loss carryforwards and other deferred tax assets, offset by $9.9 million in current foreign, state, franchise and Federal alternative minimum taxes.

DISCONTINUED OPERATIONS: The Company's income from discontinued operations was $14.3 million in 1996 compared to a loss of $.8 million in 1995. The increase relates primarily to Wallcoverings' results subsequent to April 29, 1996 being charged to the Company's existing discontinued operations reserves. Additionally, in 1995, Wallcoverings reported a $23.3 million loss which resulted from certain charges for the write-down of inventory, the consolidation of operations and the closing of facilities. Excluding the impact of Wallcoverings, income from discontinued operations declined due to the increase in reported tax rates which was partially offset by improved operating results for both the Mastercraft Group and Floorcoverings.

EXTRAORDINARY LOSS: During 1996, the Company recognized a non-cash charge of $6.6 million, net of income taxes of $4.7 million, related to the refinancing of its bank credit facilities. The refinancing was done in conjunction with C&A Products' issuance of the Subordinated Notes.

NET INCOME: The combined effect of the foregoing resulted in net income of $40.8 million in 1996 compared to net income of $206.4 million in 1995.

1995 COMPARED TO 1994

A discussion of the results of operations for the Company follows:

NET SALES: Net sales decreased 0.6% to $902.0 million in 1995, from $907.0 million in 1994. Increased sales in three of the Company's products (molded carpet, luggage compartment trim and accessory mats), as well as the addition of Manchester Plastics on January 3, 1996, were substantially offset by a decrease in sales of convertible top systems and automotive bodycloth. Sales also declined 29.1% in velvet furniture fabrics as a result of the Company's decision to temporarily redeploy manufacturing capacity to automotive bodycloth. The North American automobile and light truck build declined 1.3% in 1995 from 1994.

Automotive bodycloth sales decreased 3.8% to $327.5 million in 1995, down $12.8 million from 1994. The decline in sales was primarily due to an 8.2% decrease in unit shipments, which was partially mitigated by a 4.9% increase in average selling price due primarily to a shift in product mix. The unit shipment decline resulted from reduced automotive build in certain high content platforms which the Company supplies. The overall decrease in automotive bodycloth for the year was principally related to decreased sales to the Chrysler minivan platforms, the Ford Thunderbird, Windstar, Ranger and F-Series Truck and the Chevrolet Caprice and S-10 Truck. These decreases were partially offset by increased sales to the Chevrolet C/K Truck, Cavalier and Blazer, the Toyota Avalon and pickup truck, the Ford Contour and Escort, the Mercury Sable and the Chrysler Concorde.

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

Convertible top systems sales decreased 27.5% to $58.2 million, down $22.0 million from 1994. The net decrease in sales resulted from a 46.2% decline in OEM production of the Ford Mustang convertible and the scheduled discontinuance of the Chrysler LeBaron convertible, which were partially offset by the introduction of the new Chrysler Sebring convertible in the latter part of October 1995 and the new Alfa Romeo Spider convertible, which began volume production in February 1995.

Accessory mat sales increased 7.4% to $80.3 million, up $5.5 million over 1994. The increase in sales was primarily due to increased unit volume. For the year the overall increase in accessory mat sales was principally related to increased sales to the Ford Explorer, the Chrysler Cirrus/Stratus, the Toyota Avalon and the Honda Civic. These increases were partially offset by decreased sales to the Ford Mustang, Probe and Thunderbird, the Mazda 626 and the Mercury Cougar.

Luggage compartment trim sales increased 15.8% to $52.4 million, up $7.2 million over 1994. The increase in sales was primarily due to a 7.1% increase in unit shipments and an 8.1% increase in average selling price. The increase in unit shipments and average selling price reflects the OEMs' continued move to finished luggage compartments. For the year, the overall increase in luggage compartment trim sales was principally related to increased sales to the Ford Explorer, the Chrysler Cirrus/Stratus and the Honda Civic. These increases were partially offset by decreased sales to the Nissan Sentra, the Chrysler Neon and the Pontiac Bonneville.

These factors resulted in the Company's average revenue per North
American-produced vehicle of approximately $54 for 1995 compared to approximately $53 for 1994.

GROSS MARGIN: For 1995, gross margin was 18.0% of sales, down from 19.0% in 1994. The decrease in gross margin was attributable primarily to the decline in convertible top systems sales, which carry higher contribution margins than the segment's average. In addition, gross margin was impacted by certain manufacturing inefficiencies, commission weaving costs incurred due to capacity constraints in the production of automotive bodycloth during the first half of 1995 and charges totaling $2.4 million related to a plant closing and the write-off of certain assets discussed previously.

During the fourth quarter of 1995, the Company incurred charges of $2.4 million related to the anticipated closure of a molded carpet plant in Clinton, Oklahoma, the write-down of spinning equipment previously utilized in the production of molded carpet for Chrysler in Canada and the decision to discontinue the Company's automotive aftermarket accessory mat product line. The closure of the Clinton facility, which impacted 93 employees, and the write-down of the Canadian molded carpet equipment, resulted from changes in the supply requirements of certain of the Company's OEM customers.

The Company terminated commission weaving during the second quarter of 1995. Manufacturing inefficiencies which impacted the first and second quarters resulted from the in-house startup of fabric lines which had previously been woven outside on a commission basis. Manufacturing inefficiencies also resulted to a lesser extent from the reengineering of fabric lines to meet customers' specifications. For the year, the impact of raw material price increases was offset by the Company's cost improvement programs and to a lesser extent by price increases to customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $65.9 million in 1995 were $2.4 million lower than in 1994. The decrease resulted primarily from a reduction in certain advisory fees partially offset by increased product development, the acquisition of Manchester Plastics and increased general and administrative costs due to expansion in Mexico and Austria. Selling, general and administrative expenses as a percentage of sales decreased to 7.3% in 1995 from 7.5% in 1994.

INTEREST EXPENSE: Interest expense, allocated to continuing operations, net of interest income of $1.6 million in 1995 and $6.4 million in 1994, decreased to $22.2 million in 1995 from $44.4 million in 1994. In 1995, interest expense, including amounts allocated to discontinued operations and excluding interest income, decreased to $50.2 million from $82.1 million in 1994. The overall decrease in interest expense was due to the Recapitalization, which reduced the amount of overall outstanding indebtedness and replaced higher fixed rate indebtedness with variable rate borrowings.

LOSS ON THE SALE OF RECEIVABLES: Beginning with the Recapitalization in July 1994, the Company has sold on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $6.2 million, net of amounts allocated to discontinued operations, was incurred in 1995 compared to a loss of $6.1 million, net of amounts allocated to discontinued operations, in 1994. Total loss on sale of receivables, including amounts allocated to discontinued operations, increased to $8.7 million in 1995 from $7.6 million in 1994. In 1994, the total loss of $7.6 million included $1.3 million related to one time fees and expenses related to the Bridge Receivables Facility (as defined below).

INCOME TAXES: In 1995, the Company recognized a $140.0 million tax benefit compared with a $10.0 million provision in 1994. In 1995, the benefit principally resulted from a reduction of valuation allowances against the Company's Federal net operating loss carryforwards and other deferred tax assets, offset by $9.9 million in current foreign, state, franchise and Federal alternative minimum taxes. In 1994, income taxes consisted of foreign, state and franchise taxes and, to a small extent, Federal alternative minimum tax.

DISCONTINUED OPERATIONS: The Company's loss from discontinued operations was $.8 million in 1995 compared with income of $34.4 million in 1994. A $23.3 million loss at Wallcoverings in 1995 resulted from charges for a write-down of inventory, the consolidation of all distribution activities to a new state of the art distribution center in Knoxville, Tennessee, the closure of Wallcoverings' Hammond, Indiana facility and the reengineering of Wallcoverings' production processes. The discontinued operations' loss was also impacted by reduced earnings from the Mastercraft Group due to market softness, which was partially offset by increased income from Floorcoverings.

EXTRAORDINARY LOSS: During 1994, the Company, as part of the Recapitalization, recognized a loss on the extinguishment of debt of $106.5 million, consisting of $9.6 million of premiums paid to redeem indebtedness and $96.9 million of unamortized discounts, deferred financing charges and defeasance costs.

NET INCOME: The combined effect of the foregoing resulted in a net income of $206.4 million in 1995 compared to a net loss of $30.8 million in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $14.3 million and $1.0 million at December 28, 1996 and January 27, 1996, respectively. The Company had a total of $69.4 million of borrowing availability under its credit arrangements as of December 28, 1996. The total was comprised of $20.1 million under the Revolving Facility, $35.0 million under the Delayed Draw Term Loan, $3.3 million under the Receivables Facility and approximately $11.0 million under bank demand lines of credit in Canada and Austria. In addition, $112 million was available at that date under the Delayed Draw Term Loan for specified purposes as discussed below. During February 1997, the Company sold its Floorcoverings subsidiary for net proceeds of $195.6 million (subject to post-closing adjustment), which were used to pay down the outstanding portion of the Revolving Facility and a portion of the Receivables Facility.

         As part of the Recapitalization, the Company entered into credit facilities consisting of (i) a Term Loan Facility, (ii) a Revolving Facility (together with the Term Loan Facility, the "Credit Agreement Facilities") and
(iii) a bridge receivables facility, (the "Bridge Receivables Facility"), which was terminated and replaced with the Receivables Facility described below. On December 22, 1995, the Company and C&A Products entered into the Term Loan B Facility to finance the January 1996 purchase of Manchester Plastics.

         On June 3, 1996, the Company and C&A Products entered into an amendment and restatement (the "Amendment") of the Credit Agreement Facilities and the Term Loan B Facility (collectively, the "Bank Credit Facilities"). The Amendment was effected in connection with the sale of the Subordinated Notes described below and the use of proceeds from such sale to repay various outstanding loans under the Credit Agreement Facilities. As a result of the Amendment and the repayment of a portion of the Credit Agreement Facilities with a portion of the proceeds from the Subordinated Notes, the Bank Credit Facilities consist of (i) the Term Loan Facility, in an aggregate principal amount of $195 million (including a $45 million facility in Canada), payable in installments until final maturity on July 13, 2002, (ii) the Term Loan B Facility, in the principal amount of $195.8 million, payable in installments until final maturity on December 31, 2002, and (iii) the Revolving Facility, having an aggregate principal amount of up to $250 million and terminating on July 13, 2001. The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) effect the proposed spin-off of Wallcoverings or the distribution of certain net proceeds of a sale of Wallcoverings if the proposed spin-off is not affected. In addition, the Company is permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million and (ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and is permitted to pay additional dividends to effect the proposed spin-off of Wallcoverings or in amounts representing certain net proceeds from any sale of Wallcoverings in the event the proposed spin-off is not effected. The Company's obligations under the Bank Credit Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

         On June 10, 1996 C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.0 to 1.0) of cash flow to interest expense or (iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). These prohibitions are subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         In connection with the closing of the acquisition of JPS Automotive (the "JPS Automotive Acquisition"), in early December 1996 the Company amended the Bank Credit Facilities primarily to allow for the existence of the JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") and to allow the Company to retain the proceeds from the sale of Floorcoverings. As part of the JPS Automotive Acquisition, the Company paid off approximately $15 million of outstanding bank indebtedness of JPS Automotive. The cash portion of the purchase price of the JPS Automotive Acquisition, the purchase price for the acquisition of a minority interest in a JPS Automotive subsidiary and the bank indebtedness at JPS Automotive that was repaid at the time of closing were funded through the Company's Revolving Facility. After giving effect to the above, JPS Automotive had as of December 28, 1996 approximately $118 million of indebtedness outstanding, which includes approximately $117 million (including a $5 million premium recorded to reflect market value at the time of the acquisition) of indebtedness related to the JPS Automotive Senior Notes. In addition, as a result of the JPS Automotive Acquisition, holders of the JPS Automotive Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of JPS Automotive Senior Notes were so put to JPS Automotive and then repurchased by JPS Automotive on March 10, 1997. The Company will operate JPS Automotive as a restricted subsidiary under the Bank Credit Facilities and the indenture governing the Subordinated Notes.

         The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive)
(the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of December 28, 1996. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         Additionally, in early December 1996, in connection with the JPS Automotive Acquisition, the Company entered into a $200 million delayed draw term loan (the "Delayed Draw Term Loan"). The Delayed Draw Term Loan is a 5.25 year term loan which was entered into to finance or refinance the purchase of any JPS Automotive Senior Notes put by the holders to JPS Automotive as a result of the change in control resulting from the JPS Automotive Acquisition or otherwise acquired. The Delayed Draw Term Loan is available until December 11, 1997. Up to $20 million of the Delayed Draw Term Loan can be utilized for general corporate purposes, including premium and accrued interest on the JPS Automotive Senior Notes. Prior to the JPS Automotive Acquisition, the Company had purchased in the open market $68 million principal amount of JPS Automotive Senior Notes, which were subsequently retired by JPS Automotive. As of December 28, 1996, $53 million had been drawn under the Delayed Draw Term Loan and $147 million was available, consisting of $15 million available to refinance previously acquired JPS Automotive Senior Notes, $20 million available for general corporate purposes and $112 million available for future purchases of JPS Automotive Senior Notes. The Board of Directors of the general partner of JPS Automotive has authorized JPS Automotive to expend for the repurchase of JPS Automotive Senior Notes up to the amount of funds that may be drawn for such purpose under the Delayed Draw Term Loan. The Delayed Draw Term Loan's security and restrictive covenants are identical to those in the Bank Credit Facilities.

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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at December 28, 1996 approximately $28.3 million was available under the variable funding certificates, $25.0 million of which was utilized.

         In connection with the proposed spin-off of Wallcoverings, Wallcoverings was terminated as a seller of receivables under the Receivables Facility on September 21, 1996. Receivables sold by Wallcoverings prior to the termination will remain in the Trust until their collection. As of December 28, 1996, the Trust had not been required to redeem the term certificates resulting from the Trust's collection of Wallcoverings receivables. The Company also terminated Floorcoverings as of February 6, 1997 as a seller of receivables under the Receivables Facility in connection with the Company's sale of Floorcoverings. On March 25, 1997, the Trust redeemed $30 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced by eligible receivables.

         The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the Sellers. Collections on receivables are required to remain in the Trust if at any time the Trust does not contain sufficient eligible receivables to support the outstanding certificates. The Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $25 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and changes in credit and collection practices) customary for facilities of this type. The commitments under the Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by

C&A Products in servicing the receivables and, in the case of the variable funding certificates, failure of the receivables to satisfy certain performance criteria.

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At December 28, 1996, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. The Company has made lease payments relating to continuing operations of approximately $4.0 million in fiscal 1996 for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $5.6 million during 1997.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Bank Credit Facilities, the sale of receivables under the Receivables Facility and the sale of Floorcoverings and the Mastercraft Group. Net cash provided by the operating activities of the Company's continuing operations was $55.8 million for 1996.

         The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases, capital expenditures, and acquisitions. At December 28, 1996, the Company had total outstanding indebtedness of $1,176.2 million (excluding approximately $25.9 million of outstanding letters of credit and $3.4 million of indebtedness of the discontinued operations) at an average interest rate of 9.1% per annum. Of the total outstanding indebtedness, $1,040.6 million relates to the Bank Credit Facilities and the Subordinated Notes.

         The Company's Board of Directors authorized the expenditure of up to $12 million in 1997 to repurchase shares of the Company's Common Stock. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent an aggregate of $9.6 million to repurchase shares during 1996.

         Indebtedness under the Term Loan Facility, the Revolving Facility and the Delayed Draw Term Loan bears interest at a per annum rate equal to the Company's choice of (i) Chase Manhattan Bank's Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.75% in the case of the "LIBOR Margin" and .75% in the case of the ABR Margin on December 28, 1996. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase Bank's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Bank Credit Facilities and the Delayed Draw Term Loan at December 28, 1996 was 7.54%. The weighted average interest rate on the sold interests under the Receivables Facility at December 28, 1996 was 6.28%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at a rate of 11.5% per annum. The JPS Automotive Senior Notes bear interest at a rate of 11.125% per annum. Cash interest paid during fiscal 1996 and 1995 was $60.0 million and $45.8 million, respectively.

         Due to the variable interest rates under the Bank Credit Facilities, the Delayed Draw Term Loan and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. Based upon amounts outstanding at December 28, 1996, a .5% increase in LIBOR (5.5% at December 28, 1996) would impact interest costs by approximately $3.2 million annually on the Bank Credit Facilities and $.7 million annually on the Receivables Facility.

         The current maturities of long-term debt primarily consist of the current portion of the Bank Credit Facilities, vendor financing, industrial revenue bonds and other miscellaneous debt.

         The maturities of long-term debt of the Company's continuing operations during 1997, 1998, 1999, 2000 and 2001 are $38.2 million, $53.2 million, $62.1 million $67.5 million and $187.9 million, respectively. The JPS Automotive Senior Notes, to the extent not previously put to JPS Automotive or otherwise acquired by the Company or JPS Automotive, will mature in 2001. In addition, the Bank Credit Facilities and the Delayed Draw Term Loan provide for mandatory prepayments of the Term Loan and Term Loan B Facilities and the Delayed Draw Term Loan with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company other than proceeds generated from the sale of Floorcoverings, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities and the Delayed Draw Term
Loan) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the Delayed Draw Term Loan, if fully drawn, will require a payment of $27 million on December 11, 1997 (the anniversary date of the initial draw) and equal quarterly payments in annual amounts equal to $38 million in 1998, $41 million in 1999, $42 million in 2000, $41 million in 2001 and $11 million at termination. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of December 28, 1996, the Company's continuing operations had approximately $18.6 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations in fiscal 1997 will aggregate approximately $90 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. As of December 28, 1996, Wallcoverings and the Mastercraft Group had approximately $1.6 million and $1.0 million, respectively, in outstanding capital expenditure commitments.

         The Company is sensitive to price movements in its raw material supply base. During 1996, prices for most of the Company's primary raw materials remained constant with price levels at January 27, 1996. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

         Since the Company announced in April 1996 its plan to spin off Wallcoverings the Company has repaid $21 million of intercompany amounts owed to Wallcoverings and expended approximately $19 million to fund operations, working capital and capital expenditures and to replace receivables previously sold to Carcorp. In 1997, the Company currently expects to expend (subject to the discretion of the Company's Board of Directors) approximately $40 million prior to the anticipated spin-off of Wallcoverings principally to fund Wallcoverings' future operations, working capital and capital expenditure requirements. Amounts actually required for these purposes could differ materially from expected amounts due to, among other things, changes in Wallcoverings' operating results and the availability of outside financing for Wallcoverings.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings, Floorcoverings, and the Mastercraft Group, will be approximately $23 million in fiscal 1997. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations, including Wallcoverings and the Mastercraft Group, can be provided by operating activities from continuing operations and by borrowings under the Bank Credit Facilities.

TAX MATTERS

         At December 28, 1996, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $284.2 million for Federal income tax purposes, which excludes $10.4 million related to the Company's discontinued Wallcoverings business. Substantially all of these NOLs expire over the period from 2000 to 2008. The Company also has unused Federal tax credits of approximately $12.7 million, $4.2 million of which expire during the period 1997 to 2007.

         Approximately $85.9 million of the Company's NOLs and $4.2 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. The Company believes that a substantial portion of these tax benefits will be realized in the future. Future sales of common stock by the Company or its principal shareholders, or changes in the composition of its principal shareholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

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

         In fiscal 1995, the Company's continuing business segments generated substantial operating income, consistent with historical trends, that, when combined with the post-Recapitalization capital structure, resulted in income for both tax and financial reporting purposes. The proposed spin-off of Wallcoverings that was announced in April 1996 further clarified management's assessment of the Company's likely future performance. Management considered these factors as well as the future outlook for its continuing businesses in concluding that it is more likely than not that net deferred tax assets of $148.9 million and $161.9 million at December 28, 1996 and January 27, 1996, respectively, will be realized. While continued operating performance at current levels is sufficient to realize these assets, the Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

         The valuation allowance at December 28, 1996 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

         In fiscal 1995, the California Franchise Tax Board issued a notice of tax assessment for approximately $11.8 million related to the treatment of the sale of certain foreign subsidiaries during 1987. The Company disputes the assessment and has filed a protest with the Franchise Tax Board. If the Franchise Tax Board were to maintain its position and such position were to be upheld in litigation, the Company would also become liable for the payment of interest which is currently estimated to be $16.5 million. In the opinion of management, the final determination of any additional tax and interest liability related to this matter will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 28, 1996, including sites relating to the acquisition of Manchester Plastics, JPS Automotive and Perstorp Components and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 28, 1996, the Company's estimate of its liability for these 31 sites, which exclude sites related to Wallcoverings, is approximately $33.8 million. As of December 28, 1996, the Company has established reserves of approximately $46.1 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

SAFE HARBOR STATEMENT

         This Form 10-K contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this on Form 10-K include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at the Company's major customers and changes in consumer taste as well as factors more specific to the Company such as its dependence on significant automotive customers, the level of competition in the automotive supply industry, the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and organizational, managerial and financial changes made in connection with the integration of the operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see "ITEM 1. BUSINESS" and the above discussion in this "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and see also the Company's other filings with the Securities and Exchange Commission.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant" and the information required by Item 401 of Regulation S-K regarding directors is incorporated herein by reference to that portion of the Registrant's definitive Proxy Statement to be used in connection with its 1997 Annual Meeting of Stockholders, which will be filed in final form with the Commission not later than 120 days after December 28, 1996 (the "Proxy Statement"), captioned "Election of Directors--Information as to Nominees and Other Directors". The information required by Item 405 of Regulation S-K is incorporated herein by reference to that portion of the Proxy Statement captioned "Section 16 (a) Beneficial Ownership Reporting Compliance".

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS:

                                                                                                                             PAGE
                                                                                                                            NUMBER
           Report of Independent Public Accountants                                                                          F-1

           Consolidated Statements of Operations for the fiscal years ended December 28, 1996,

             January 27, 1996, and January 28, 1995                                                                          F-2

           Consolidated Balance Sheets at December 28, 1996 and January 27, 1996                                             F-3

           Consolidated Statements of Cash Flows for the fiscal years ended December 28, 1996,

             January 27, 1996, and January 28, 1995                                                                          F-4

           Consolidated Statements of Common Stockholders' Deficit for the fiscal years ended

             December 28, 1996, January 27, 1996, and January 28, 1995                                                       F-5

           Notes to Consolidated Financial Statements                                                                        F-6


 (a) (2) FINANCIAL SCHEDULES:

         The following financial statement schedules of Collins & Aikman Corporation for the fiscal years ended December 28, 1996, January 27, 1996 and January 28, 1995 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.

                                                                                                                             PAGE
                                                                                                                            NUMBER
           Report of Independent Public Accountants on Schedules.......................................................      S-1
           Schedule I-Condensed Financial Information of the Registrant................................................      S-2
           Schedule II-Valuation and Qualifying Accounts...............................................................      S-5


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

2.2      -        Amendment  No. 1 to Equity  Purchase  Agreement by and among JPSGP,  Inc.,  Foamex - JPS  Automotive L. P., Foamex
                  International  Inc. and Collins & Aikman  Products Co.  dated as of December  11, 1996 is hereby  incorporated  by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

2.3      -        Equity Purchase Agreement by and among Seiren U.S.A.  Corporation,  Seiren Automotive Textile Corporation,  Seiren
                  Co., Ltd. and Collins & Aikman  Products Co. dated  December 11,  19996,  is hereby  incorporated  by reference to
                  Exhibit 2.3 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

2.4      -        Acquisition  Agreement  between  Perstorp A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated  by  reference  to Exhibit  2.4 of Collins & Aikman  Corporation's  Current  Report on Form 8-K dated
                  December 10, 1996.

2.5      -        Agreement  among  Perstorp A. B.,  Perstorp  GmbH,  Perstorp  Biotec A.B. and Collins & Aikman  Products Co. dated
                  December 11, 1996 is hereby  incorporated  by reference to Exhibit 2.5 of Collins & Aikman  Corporation's  Current
                  Report on Form 8-K dated December 10, 1996.

2.6      -        Shareholders  Agreement  among Collins & Aikman  Products  Co.,  Collins & Aikman  Europe,  Inc.,  Perstorp  GmbH,
                  Perstorp A.B.,  Perstorp Biotec A.B.,  Perstorp  Components N.V. and Perstorp  Components A.B., dated December 11,
                  1996 is hereby incorporated by reference to Exhibit 2.6 of Collins & Aikman  Corporation's  Current Report on Form
                  8-K dated December 10, 1996.

2.7      -        Acquisition  Agreement  dated as of December 9, 1996 among Collins & Aikman  Products Co.,  Collins & Aikman Floor
                  Coverings Group,  Inc.,  Collins & Aikman Floor Coverings,  Inc., CAF Holdings,  Inc. and CAF Acquisition Corp. is
                  hereby  incorporated  by reference  to Exhibit 2.7 of Collins & Aikman  Corporation's  Current  Report on Form 8-K
                  dated December 10, 1996.

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

EXHIBIT
NUMBER                           DESCRIPTION

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

4.4      -        Amended  and  Restated  Credit  Agreement,  dated as of June 3, 1996,  among  Collins & Aikman  Products  Co.,  as
                  Borrower,  Collins & Aikman Canada Inc., as Canadian Borrower,  Collins & Aikman  Corporation,  as Guarantor,  the
                  lenders named therein,  Bank of America N.T.S.A. and NationsBank,  N.A., as Managing Agents, and Chemical Bank, as
                  Administrative Agent, is hereby
                  incorporated by reference to Exhibit 4.1 of Collins & Aikman  Corporation's  Current Report on Form 8-K dated June
                  3, 1996.

4.5      -        Amendment,  dated as of December 5, 1996, to the Amended and Restated Credit Agreement,  dated as of June 3, 1996, among Collins & Aikman Products Co., as Borrower,  Collins & Aikman Canada Inc., as Canadian  Borrower,  Collins &
                  Aikman  Corporation,  as Guarantor,  the Lenders parties thereto,  and The Chase Manhattan Bank, as Administrative
                  Agent, is hereby  incorporated by reference to Exhibit 4.5 of Collins & Aikman  Corporation's  Report on Form 10-Q
                  for the fiscal quarter ended October 26, 1996.

4.6      -        Credit  Agreement,  dated as of December 5, 1996,  among  Collins & Aikman  Products  Co., as Borrower,  Collins &
                  Aikman Corporation,  as Guarantor, the Lenders named therein and The Chase Manhattan Bank, as Administrative Agent
                  is hereby incorporated by reference to Exhibit 4.6 of Collins & Aikman  Corporation's  Report on Form 10-Q for the
                  fiscal quarter ended October 26, 1996.

4.7      -        Indenture dated as of June 28, 1994,  between JPS Automotive  Products Corp., as Issuer,  JPS Automotive L. P., as
                  Guarantor and Shawmut Bank Connecticut,  N.A., as Trustee,  is hereby  incorporated by reference to Exhibit 4.2 of
                  JPS Automotive Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

4.8      -        First  Supplemental  Indenture,  dated as of  October 5, 1994,  between  JPS  Automotive  Products  Corp.  and JPS
                  Automotive  L.P.,  as  Co-Obligors  and Shawmut  Bank  Connecticut,  N.A.,  as Trustee is hereby  incorporated  by reference to Exhibit 4.48A of JPS Automotive L. P.'s and JPS Automotive  Products  Corp.'s Report on Form 10-Q for
                  the fiscal quarter ended October 2, 1994.

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

EXHIBIT
NUMBER                           DESCRIPTION

10.2     -        Employment  Agreement dated as of July 18, 1990 between Wickes Companies,  Inc. and an executive officer is hereby incorporated  by  reference to Exhibit 10.3 of Wickes  Companies,  Inc.'s  Report on Form 10-K for the fiscal year ended January 26, 1991. *

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

10.7     -        Letter  Agreement  dated as of June 30, 1995 between  Collins & Aikman  Corporation  and an  executive  officer is hereby  incorporated  by reference to Exhibit 10.6 of Collins & Aikman  Corporation's  Report on Form 10-K for the
                  fiscal year ended January 27, 1996.*

10.8     -        Lease,  executed as of the 1st day of June 1987,  between Dura  Corporation and Dura  Acquisition  Corp. is hereby incorporated  by  reference  to  Exhibit  10.24 of  Amendment  No. 5 to  Collins & Aikman  Holdings  Corporation's
                  Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

10.9              - Collins & Aikman Corporation 1996 Executive Incentive Compensation Plan is hereby incorporated by reference to
                  Exhibit 10.9 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.*

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

10.25    -        Underwriting  Agreement dated June 5, 1996 between Collins & Aikman  Products Co.,  Collins & Aikman  Corporation,
                  Wasserstein  Perella  Securities,  Inc., Chase Securities Inc. and BA Securities,  Inc. is hereby  incorporated by reference to Exhibit 1.1 of Collins & Aikman Corporation's Current Report on Form 8-K dated June 3, 1996.

10.26    -        Second  Amendment,  dated as of  October 3, 1996,  to the  Employment  Agreement,  dated as of July 22,  1992,  as amended,  between  Collins & Aikman Products Co. and an executive  officer is hereby  incorporated by reference to
                  Exhibit  10.26 of Collins & Aikman  Corporation's  Report on Form 10-Q for the fiscal  quarter  ended  October 26,
                  1996.*

11       -        Computation of Earnings Per Share.

21       -        Subsidiaries of the Registrant.

23       -        Consent of Arthur Andersen LLP

27       -        Financial Data Schedule.

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


(b)      REPORTS ON FORM 8-K.

         During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed a report on Form 8-K dated December 10, 1996, reporting (i) under Item 2 thereof, the acquisition on December 11, 1996 by the Company of JPS Automotive L.P. and Perstorp AB's automotive supply and related operations in North America, the United Kingdom and Spain and (ii) under
Item 5 thereof, the execution on December 10, 1996 of a definitive agreement to sell the Company's Floorcoverings subsidiary and the execution on December 11, 1996 of a joint venture agreement with Perstorp AB (which closed on December 17, 1996) relating to automotive components supply facilities in Sweden, Belgium and France. In connection with this filing, the Company filed on February 24, 1997, by amendment to Form 8-K, the following financial statements under Item 7 of Form 8-K:

         Independent Auditors' Report dated February 9, 1996.

         Consolidated Balance Sheets of JPS Automotive L. P. and Subsidiaries as of December 31, 1995 and January 1, 1995 (Audited)

         Consolidated Statements of Operations of JPS Automotive L. P. and
            Subsidiaries for the year ended December 31, 1995, and the period from June 29, 1994 to January 1, 1995 (Audited).

         Consolidated Statements of Owners' Equity of JPS Automotive L. P. and
            Subsidiaries (Audited).

         Consolidated Statements of Cash Flows of JPS Automotive L. P. and
            Subsidiaries for the year ended December 31, 1995, and the period from June 29, 1994 to January 1, 1995 (Audited).

         Notes to Consolidated Financial Statements.

         Consolidated Balance Sheets of JPS Automotive L. P. and Subsidiaries as of September 29, 1996 (Unaudited).

         Consolidated Statements of Operations of JPS Automotive L. P. and
            Subsidiaries for the Nine Months Ended September 29, 1996
            (Unaudited).

         Consolidated Statements of Cash Flows of JPS Automotive L. P. and
            Subsidiaries for the Nine Months Ended September 29, 1996
            (Unaudited).

         Notes to Consolidated Condensed Financial Statements of JPS Automotive
            L. P. and Subsidiaries.

         Pro Forma Consolidated Statement of Operations of Collins & Aikman
            Corporation and Subsidiaries for the fiscal year ended January 27, 1996 (Unaudited).

         Pro Forma Consolidated Statement of Operations of Collins & Aikman
            Corporation and Subsidiaries for the Nine Months ended October 26, 1996 (Unaudited).

         Pro Forma Consolidated Balance Sheet of Collins & Aikman Corporation and Subsidiaries at October 26, 1996 (Unaudited).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

COLLINS & AIKMAN CORPORATION

By:   /s/ David A. Stockman                              By:   /s/  Randall J. Weisenburger
      ---------------------------------                        -----------------------------------
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

             SIGNATURE                                       TITLE                                 DATE
------------------------------------  ----------------------------------------------  -------------------------------

/s/  David A. Stockman                            Co-Chairman of the                       March 27, 1997
--------------------------------
     DAVID A. STOCKMAN                            Board of Directors

/s/ Randall J. Weisenburger                       Co-Chairman of the                       March 27, 1997
-----------------------------
     RANDALL J. WEISENBURGER                      Board of Directors

/s/ Thomas E. Hannah                     Director and Chief Executive Officer              March 27, 1997
--------------------------------
     THOMAS E. HANNAH                        (Principal Executive Officer)

/s/ J. Michael Stepp                      Executive Vice President and Chief               March 27, 1997
-----------------------------------
     J. MICHAEL STEPP                 Financial Officer (Principal Financial and
                                                  Accounting Officer)

/s/  Robert C. Clark                                   Director                            March 27, 1997
------------------------------------
      ROBERT C. CLARK

/s/  George L. Majoros, Jr.                            Director                            March 27, 1997
--------------------------------
      GEORGE L. MAJOROS, JR.

/s/  James J. Mossman                                  Director                            March 27, 1997
--------------------------------
     JAMES J. MOSSMAN

/s/  Warren B. Rudman                                  Director                            March 27, 1997
------------------------------
      WARREN B. RUDMAN

/s/  Stephen A. Schwarzman                             Director                            March 27, 1997
---------------------------
      STEPHEN A. SCHWARZMAN

/s/ W. Townsend Ziebold, Jr.                           Director                            March 27, 1997
------------------------------
     W. TOWNSEND ZIEBOLD, JR.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        To the Stockholders of Collins & Aikman Corporation:

               We have audited the accompanying consolidated balance sheets of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of December 28, 1996 and January 27, 1996 and the related consolidated statements of operations, cash flows, and common stockholders' deficit for each of the three fiscal years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Corporation and subsidiaries as of December 28, 1996 and January 27, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

        Charlotte, North Carolina,
        February 19, 1997.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      FISCAL YEAR ENDED
                                                                       DECEMBER 28,        JANUARY 27,       JANUARY 28,
                                                                           1996                1996             1995
                                                                    -------------------  ----------------  ---------------
                                                                        (48 WEEKS)          (52 WEEKS)       (52 WEEKS)
Net sales.......................................................     $      1,055,931      $    902,017      $    906,997
                                                                     ----------------      ------------      ------------
Cost of goods sold..............................................              867,257           740,092           734,510
Selling, general and administrative expenses....................               86,625            66,266            68,304
                                                                     ----------------      ------------      ------------
                                                                              953,882           806,358           802,814
                                                                     ----------------      ------------      ------------
Operating income................................................              102,049            95,659           104,183
Interest expense, net of interest income of $3,987,
  $1,556, and $6,374............................................               39,850            22,150            44,440
Loss on sale of receivables.....................................                4,533             6,246             6,124
Dividends on preferred stock of subsidiary......................              -                 -                   2,258
Other expense                                                                     113           -                 -
                                                                     ----------------      ------------      ------------
Income from continuing operations before income taxes...........               57,553            67,263            51,361
Income tax expense (benefit)....................................               24,442          (139,959)           10,031
                                                                     ----------------      ------------      ------------
Income from continuing operations...............................               33,111           207,222            41,330
Income (loss) from discontinued operations, net of
  income taxes of $9,317, $844 and $1,506.......................               14,323              (781)           34,416
                                                                     ----------------      ------------      ------------
Income before extraordinary loss................................               47,434           206,441            75,746
Extraordinary loss, net of income taxes of $4,709 and $0........               (6,610)          -                (106,528)
                                                                     ----------------      ------------      ------------
Net income (loss)...............................................    $          40,824      $    206,441      $    (30,782)
                                                                    =================      ============      ============

Dividends and accretion on preferred stock......................              -                 -                 (14,408)
Excess of redemption cost over book value of
  preferred stock...............................................              -                 -                 (82,022)
                                                                     ----------------      ------------      ------------
Income (loss) applicable to common
  stockholders..................................................    $          40,824      $    206,441      $   (127,212)
                                                                    =================      ============      ============
Net income (loss) per primary and fully diluted
  common share:
    Continuing operations.......................................    $             .47    $         2.91    $        (1.04)
    Discontinued operations.....................................                  .20              (.01)              .65
    Extraordinary item..........................................                 (.09)             -                (2.01)
                                                                     ----------------      ------------      ------------
    Net income (loss)...........................................    $             .58    $         2.90    $        (2.40)
                                                                    =================    ==============    ==============
Average common shares outstanding:
    Primary.....................................................               69,908            71,194            52,905
                                                                    =================    ==============    ==============
    Fully diluted...............................................               69,938            71,234            52,905
                                                                    =================    ==============    ==============

               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       DECEMBER 28,        JANUARY 27,
                                                                                          1996                1996
                                                                                    -------------------  ---------------
                                      ASSETS

Current Assets:
   Cash and cash equivalents....................................................    $           14,316  $           977
   Accounts and other receivables, net of allowances of $10,601
     and $3,381.................................................................               210,263          127,376
   Inventories..................................................................               129,860           96,928
   Net assets of discontinued operations........................................               212,039          161,025
   Other........................................................................               129,065           70,666
                                                                                     ------------------  --------------
       Total current assets.....................................................               695,543          456,972
Property, plant and equipment, net..............................................               375,974          193,438
Deferred tax assets.............................................................                92,011          132,294
Goodwill, net...................................................................               298,239          159,347
Other assets....................................................................                74,713           49,310
                                                                                     ------------------  --------------
                                                                                     $       1,536,480    $     991,361
                                                                                     =================    =============
   LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable................................................................    $            1,920  $         2,101
   Current maturities of long-term debt.........................................                38,190           49,228
   Accounts payable.............................................................               126,927           93,603
   Accrued expenses.............................................................               177,462           87,001
                                                                                     ------------------  --------------
       Total current liabilities................................................               344,499          231,933
Long-term debt..................................................................             1,138,029          710,738
Other, including postretirement benefit obligation..............................               248,530          276,542
Commitments and contingencies...................................................
Common Stockholders' Deficit:
   Common stock (150,000 shares authorized, 70,521 shares issued and 67,723 shares outstanding at December 28, 1996 and
     70,521 shares issued and 69,074 shares outstanding at January 27, 1996)....                   705              705
   Other paid-in capital........................................................               585,207          585,469
   Accumulated deficit..........................................................              (729,315)        (770,139)
   Foreign currency translation adjustments.....................................               (20,798)         (23,719)
   Pension equity adjustment....................................................               (10,165)          (9,090)
   Treasury stock, at cost (2,798 shares at December 28, 1996 and
     1,447 shares at January 27, 1996)).........................................               (20,212)         (11,078)
                                                                                     ------------------  --------------
       Total common stockholders' deficit.......................................              (194,578)        (227,852)
                                                                                     ------------------  --------------
                                                                                     $       1,536,480    $     991,361
                                                                                     =================    =============


               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             FISCAL YEAR ENDED
                                                                              DECEMBER 28,        JANUARY 27,       JANUARY 28,
                                                                                    1996               1996              1995
                                                                           -------------------  ----------------  ---------------
                                                                               (48 WEEKS)          (52 WEEKS)       (52 WEEKS)
OPERATING ACTIVITIES
Income from continuing operations......................................    $          33,111     $      207,222   $      41,330
Adjustments to derive cash flow from continuing operating activities:
   Deferred income tax expense (benefit)...............................               12,228           (149,822)           (105)
   Depreciation and leasehold amortization.............................               24,568             24,146          24,648
   Goodwill amortization...............................................                3,898                270               -
   Amortization of other assets and liabilities........................                7,545              5,995           5,277
   (Increase) decrease in accounts and other receivables...............              (22,575)             2,762         (89,898)
   (Increase) decrease in inventories..................................                 (486)             5,593         (16,312)
   Increase (decrease) in interest and dividends payable...............                7,784              1,353         (14,479)
   Increase (decrease)in accounts payable..............................              (10,608)             2,136          14,445
   Other, net..........................................................                  359            (21,548)        (20,730)
                                                                           ------------------    --------------   -------------
     Net cash provided by (used in) continuing operating
       activities......................................................               55,824             78,107         (55,824)
                                                                           ------------------    --------------   -------------
Cash provided by (used in) Wallcoverings, Floorcoverings and the
  Mastercraft Group discontinued operations............................               (1,342)            24,861         106,331
Cash used in other discontinued operations.............................               (6,160)           (22,886)        (30,925)
                                                                           ------------------    --------------   -------------
     Net cash provided by (used in) discontinued operations............               (7,502)             1,975          75,406
                                                                           ------------------    --------------   -------------
INVESTING ACTIVITIES
Additions to property, plant and equipment.............................              (78,454)           (93,698)        (84,423)
Sales of property, plant and equipment.................................                4,119              2,733             805
Proceeds from sale-leaseback arrangements..............................                    -             32,818          30,365
Acquisitions of businesses, net of cash acquired.......................             (225,256)          (190,338)              -
Net proceeds from disposition of discontinued operations...............                    -                  -          68,861
Other, net.............................................................              (10,198)            (5,507)          1,915
                                                                           __________________    ______________   _____________
     Net cash provided by (used in) investing activities...............             (309,789)          (253,992)         17,523
                                                                           ------------------    --------------   -------------
FINANCING ACTIVITIES
Issuance of common stock...............................................                    -                  -         232,436
Issuance of long-term debt.............................................              453,475            213,658         675,234
Proceeds from (reduction of) participating interests in
   accounts receivable, net of redemptions.............................                7,000            (17,000)        145,000
Redmption of preferred stock...........................................                    -                  -        (219,110)
Repayment and defeasance of long-term debt.............................             (286,406)           (18,979)       (884,908)
Net borrowings (repayments) on revolving credit facilities, excluding
  the Recapitalization.................................................              127,804              5,000         (60,000)
Net borrowings (repayments) on notes payable...........................                 (163)               214          (2,066)
Purchases of treasury stock............................................               (9,594)           (11,736)              -
Proceeds from exercise of stock options................................                  138                382               -
Other, net.............................................................              (17,448)                31          (1,747)
                                                                           ------------------    --------------   -------------
     Net cash provided by (used in) financing activities...............              274,806            171,570        (115,161)
Decrease in cash and cash equivalents..................................               13,339             (2,340)        (78,056)
Cash and cash equivalents at beginning of year.........................                  977              3,317          81,373
                                                                           ------------------    --------------   -------------
Cash and cash equivalents at end of year...............................    $          14,316    $           977  $        3,317
                                                                           ==================    ==============   =============

            The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                                                             FOREIGN
                                                      OTHER                  CURRENCY       PENSION
                                         COMMON      PAID-IN ACCUMULATED    TRANSLATION       EQUITY      TREASURY
                                         STOCK       CAPITAL   DEFICIT      ADJUSTMENTS    ADJUSTMENT       STOCK          TOTAL
                                        ---------  ---------- -----------   ------------   -----------    ---------      ---------

BALANCE AT JANUARY 29, 1994             $    282   $  160,317 $(849,337)      $ (5,735)     $ (7,747)     $   -        $ (702,220)

Issuance of shares through the
  Recapitalization..................         423      426,759      -               -             -            -           427,182
Compensation expense adjustment.....           -         (795)     -               -             -            -             (795)
Net loss............................           -           -    (30,782)           -             -            -          (30,782)
Redeemable preferred stock
   dividends........................           -           -    (12,380)           -             -            -          (12,380)
Accretion of redeemable preferred
   stock............................           -           -     (2,028)           -             -            -           (2,028)
Excess of redemption cost over book
   value of redeemable preferred
   stock............................           -           -    (82,022)           -             -            -          (82,022)
Foreign currency translation
   adjustments......................           -           -         -          (7,920)          -            -           (7,920)
Pension equity adjustment...........           -           -         -             -        (1,657)           -           (1,657)
BALANCE AT JANUARY 28, 1995             $    705  $  586,281  $(976,549)     $ (13,655)  $  (9,404)    $      -       $ (412,622)
Compensation expense adjustment.....           -        (567)        -             -             -            -             (567)
Net income..........................           -           -    206,441            -             -            -          206,441
Purchase of treasury stock (1,542
   shares)..........................           -           -         -             -             -       (11,736)        (11,736)
Exercise of stock options (95 shares)          -        (245)       (31)           -             -           658             382
Foreign currency translation
   adjustments......................           -           -         -         (10,064)          -             -         (10,064)
Pension equity adjustment...........           -           -         -             -           314             -             314
BALANCE AT JANUARY 27, 1996.........    $    705   $ 585,469  $(770,139)  $    (23,719)  $  (9,090)   $  (11,078)    $  (227,852)
Compensation expense adjustment.....           -          60         -             -             -             -              60
Net income..........................           -           -     40,824            -             -             -          40,824
Purchase of treasury stock (1,420
   shares)..........................           -           -         -             -             -        (9,594)         (9,594)
Exercise of stock options (69 shares)          -        (322)        -             -             -           460             138
Foreign currency translation
   adjustments......................           -           -         -           2,921           -             -           2,921
Pension equity adjustment...........           -           -         -             -        (1,075)            -          (1,075)
BALANCE AT DECEMBER 28, 1996            $    705    $ 585,207 $(729,315)  $    (20,798) $  (10,165)   $  (20,212)   $   (194,578)









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

         Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of December 28, 1996, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 80% of the common stock of the Company.

         The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior year items have been reclassified to conform with the fiscal 1996 presentation and are primarily related to the reclassification of Wallcoverings, the Mastercraft Group and the Floorcoverings subsidiary as discontinued operations. See Note 15.

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

         FISCAL YEAR - During fiscal 1996, the Company changed its fiscal year to end on the last Saturday of December. Fiscal 1996 was a 48-week year which ended on December 28, 1996. Fiscal 1995 and fiscal 1994 were 52-week years which ended on January 27, 1996 and January 28, 1995, respectively. See Note 6.

         EARNINGS (LOSS) PER SHARE - Earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense. In connection with the merger of Holdings II into the Company, the 35,035,000 shares of common stock of the Company outstanding prior to the Recapitalization were canceled and approximately 28,164,000 shares of common stock were issued in exchange for the common stock of Holdings II. All historical amounts and earnings (loss) per share computations have been adjusted to reflect the merger. Net losses have been adjusted by dividends and accretion requirements on preferred stock and the excess of redemption cost over book value of preferred stock to compute the losses applicable to common stockholders.

         FOREIGN CURRENCY - Foreign currency activity is reported in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("SFAS No. 52"). SFAS No. 52 generally

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a separate component of common stockholders' deficit. Translation adjustments during fiscal 1996, 1995 and 1994 were $2.9 million, ($10.1)million, and ($7.9) million, respectively.

         Gains and losses resulting from foreign currency transactions are recognized in income. Recorded balances that are denominated in a currency other than the Company's functional currency are adjusted to reflect the exchange rate at the balance sheet date.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

         ACCOUNTS AND OTHER RECEIVABLES - Accounts and other receivables consist primarily of the Company's trade receivables and the retained interest in the Receivables Facility. See Note 12. The Company has provided an allowance against uncollectible accounts. At December 28, 1996, $10.6 million of allowance existed of which $6.7 million related to JPS Automotive and Perstorp Components. See
Note 3.

         INVENTORIES - Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

         INSURANCE DEPOSITS - Other current assets as of December 28, 1996 and January 27, 1996 included $.5 million and $.5 million, respectively, which were on deposit with an Insurer to cover a portion of the self-insured portion of the Company's workers' compensation, automotive and general liabilities. During fiscal 1995, the Company replaced certain of these deposits with letters of credit. The Company's reserves for these claims were determined based upon actuarial analyses and aggregated $18.0 million and $21.9 million at December 28, 1996 and January 27, 1996, respectively. Of these reserves, $4.7 million and $5.1 million, respectively, were classified in current liabilities.

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

         GOODWILL - Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill applicable to continuing operations for fiscal years 1996 and 1995 was $3.9 million and $.3 million, respectively. Accumulated amortization at December 28, 1996 was $4.2 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At December 28, 1996, the Company believes the goodwill of $298.2 million was fully recoverable. See Note 3.

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

         NEWLY ISSUED ACCOUNTING STANDARDS - In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") which was amended by Statement of Financial Accounting Standards No. 127, "Amendment to SFAS No. 125". SFAS No. 125, as amended, establishes standards of accounting for transfers of assets in which the transferor has some continuing involvement with the assets transferred or with the transferee. It also clarifies the accounting for arrangements whereby assets are set aside for the extinguishment of a liability. SFAS No. 125 is generally effective for transactions occurring after December 31, 1996, with early or retroactive application prohibited. The Company does not expect adoption of this standard will have a material impact on its, consolidated financial position or results of operations.

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 provides authoritative guidance on specific accounting issues related to the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 addresses only those actions undertaken in response to a threat of litigation or assertion of a claim. It does not address accounting for pollution control costs with respect to current operations or for costs of future site restoration or closure required upon cessation of operations. SOP 96-1 is effective for fiscal years beginning after December 15, 1996. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position or results of operations.

         In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share and supersedes or amends all previous earnings per share presentation requirements. Basic earnings per share will be based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is also based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all diluted potential common shares. SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Earlier adoption is not allowed and the Company has not determined the impact on its future earnings per share presentations.

3.       ACQUISITIONS:

         During fiscal 1996 and 1995, the Company acquired the entities described below, which were accounted for by the purchase method of accounting. The results of operations of the acquired companies are included in the Company's consolidated statements of operations for the periods in which they were owned by the Company.

         On December 11, 1996 the Company acquired JPS Automotive L. P. ("JPS Automotive") for $220 million, subject to post-closing adjustment, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million of cash. The Company also acquired the minority interest in a JPS

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Automotive subsidiary for $10 million. JPS Automotive has seven manufacturing locations located in the United States and Mexico which serve the North American automotive industry. JPS Automotive's significant product lines include molded floor carpet, bodycloth and headliner fabric. The purchase price allocation related to the JPS Automotive acquisition established certain reserves related to management's preliminary plans to rationalize certain acquired manufacturing facilities. See Note 16 for additional information.

         On December 11, 1996 the Company acquired Perstorp AB's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain (collectively referred to as "Perstorp Components") for $108 million, subject to adjustment. In addition, the Company and Perstorp AB entered into a joint venture agreement relating to Perstorp AB's automotive supply operations (primarily acoustical and plastic components) in Sweden, Belgium and France.

         On May 1, 1996, the Company acquired the business of BTR Fatati Limited ("Fatati"), a manufacturer and supplier of molded floor carpets and luggage compartment trim for the European automotive market. Fatati's manufacturing operations are located in the United Kingdom.

         On January 3, 1996, the Company completed the acquisition of Manchester Plastics for a purchase price of approximately $184.0 million, including $40.4 million of debt extinguished in connection with the acquisition. The acquisition, related fees and expenses and estimated Manchester Plastics working capital requirements were financed with the proceeds from a $197 million term loan facility. Manchester Plastics is a designer and manufacturer of high quality plastic-based automotive door panels, headrests, floor console systems and instrument panel components used in the interior of automobiles, light trucks, sport utility vehicles and minivans. It serves the North American automakers from seven manufacturing plants in the United States and Canada.

         In November 1995, the Company acquired certain assets of Amco Manufacturing Corporation and its Mexican affiliate Omca, Inc. (collectively "Amco") for approximately $7 million. The assets acquired are used in the manufacture and design of convertible tops and related parts for the automotive manufacturers in the United States and Mexico as well as the automotive aftermarket.

         The excess of the purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of forty years on a straight line basis. In determining the amortization period of goodwill assigned to these automotive industry acquisitions, management assessed the impact of these acquisitions on the Company's ability to strategically position itself with the long term trends in the design and manufacture of automotive products. The trends that management has identified are the increased use of plastic components, the increased sourcing of interior systems and U.S. automotive manufacturers' movement to fewer suppliers and to suppliers with engineering and design capabilities. The Company anticipates the reduction in the supply chain will result in integration whereby the complete interior of an automobile will be co-designed and developed with fewer supplies who will manufacture and deliver required components. The Company anticipates these capabilities will be essential to its long term strategic positioning as a key supplier within the automotive industry and with its customers.

4.       RECAPITALIZATION:

         On July 13, 1994, the Company completed an initial public offering (the "Offering") of 15,000,000 shares of its common stock. The Offering provided net proceeds to the Company of $145.4 million. In addition, the Company sold to its principal stockholders, Blackstone Partners and WP Partners, and their respective affiliates an additional 8,810,000 shares for $87 million. These proceeds were combined with $720 million of proceeds from new credit facilities and existing cash to redeem all outstanding shares of preferred stock issued by the Company and Group as well as virtually all their outstanding indebtedness totaling approximately $983.1

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million. The redemption of this indebtedness resulted in a loss of $106.5 million consisting of premiums paid of $9.6 million, unamortized debt discounts and deferred debt expenses of $79.7 million and $11.8 million, respectively, and post-defeasance interest of $5.4 million. In a noncash transaction, approximately 18,500,000 shares were issued by the Company in exchange for outstanding indebtedness in an amount of $194.7 million.

5.       PRO FORMA INFORMATION:

         Set forth below are unaudited pro forma consolidated results from continuing operations assuming (i) the fiscal 1996 acquisitions of JPS Automotive and Perstorp Components had occurred as of the beginning of fiscal 1996 and 1995 (see Note 3), (ii) the application of net proceeds of the sale of Floorcoverings had occurred as of the beginning of fiscal 1996 and 1995 (see
Note 15), (iii) the issuance of the Subordinated Notes, the application of the net proceeds to pay down indebtedness and the amendment to the Bank Credit Facilities (as defined in Note 11) had occurred as of the beginning of fiscal 1996 and 1995 and (iv) the fiscal 1995 acquisitions of Manchester Plastics and Amco had occurred as of the beginning of the 1995 fiscal year (in thousands, except per share amounts):

                                                          FISCAL YEAR ENDED
                                                     ---------------------------
                                                       DECEMBER 28, JANUARY 27,
                                                           1996        1996
                                                     -------------- ------------
                                                        (48 WEEKS)  (52 WEEKS)
  Net sales.........................................   $1,474,642    $1,554,114
  Operating income..................................      127,224       136,547
  Interest expense, net.............................       66,994        73,786
  Loss on the sale of receivables...................        4,533         6,246
  Income from continuing operations.................       31,900       196,457
  Income from continuing operations per
     common share...................................          .46          2.76
  Average shares outstanding........................       69,908        71,194

         After giving effect to the adjustments above, net income for fiscal 1996 and 1995 on a pro forma basis would have been $37.2 million and $177.0 million, respectively. In addition to the adjustments to income from continuing operations, income from discontinued operations for fiscal 1996 would have decreased as a result of (i) additional interest being allocated to the Mastercraft Group relating to the increased consolidated interest expense of the Company and (ii) the operating results for Floorcoverings being excluded because of the assumption that the sale would have occurred at the beginning of the year. Fiscal 1995 loss from discontinued operations would have increased for the same reasons identified for fiscal 1996. The extraordinary loss in fiscal 1996 would have been eliminated because the pro forma adjustments are based as if the transaction that created the extraordinary loss would have occurred at the beginning of the year.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Set forth below are unaudited pro forma consolidated results from continuing operations assuming (i) the fiscal 1995 acquisitions of Manchester Plastics and Amco had occurred as of the beginning of the 1995 and 1994 fiscal years and (ii) the Offering and Recapitalization had occurred as of the beginning of the 1994 fiscal year (in thousands, except per share amounts):

                                                      FISCAL YEAR ENDED
                                                JANUARY 27,      JANUARY 28,
                                                   1996              1995
                                              ---------------  ----------------
                                                (52 WEEKS)        (52 WEEKS)

        Net sales.............................   $1,084,080       $1,084,094
        Operating income......................       99,947          127,305
        Interest expense, net.................       37,050           39,713
        Loss on the sale of receivables.......        6,246            7,799
        Income from continuing operations.....      196,362           65,729
        Income from continuing operations
           per common share...................         2.76              .91
        Average shares outstanding............       71,194           72,166


        After giving effect to the adjustments above, net income for fiscal 1995 and 1994 would have been $195.6 million and $118.5 million, respectively. The pro forma adjustments identified above for fiscal 1995 would not impact the results from discontinued operations as presented. The income from discontinued operations for fiscal 1994 after giving effect for the pro forma adjustments would have increased as a result of reduced allocated interest expense. The extraordinary loss in fiscal 1994 would have been eliminated as a result of the Recapitalization occurring at the beginning of fiscal 1994.

         The pro forma data above excludes all interest and other charges related to the preferred stock and indebtedness redeemed as part of the Offering and Recapitalization.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       CHANGE IN FISCAL YEAR

         During fiscal 1996, the Company changed its fiscal year-end to the last Saturday in December. As a result of this change, fiscal 1996 was a 48-week period. The following information presents comparative data for the periods ended December 28, 1996 and December 23, 1995 (amounts in thousands, except per share data):

                                                          PERIOD ENDED
                                                 -------------------------------
                                                                   DECEMBER 23,
                                                    DECEMBER 28,      1995
                                                       1996        (UNAUDITED)
                                                 ---------------- --------------
                                                     (48 WEEKS)     (47 Weeks)

         Net sales..............................   $    1,055,931  $    815,811
         Operating income.......................          102,049        88,767
         Income from continuing operations......           33,111        55,180
         Income from discontinued operations....           14,323        20,440
         Extraordinary loss.....................           (6,610)            -
         Net income.............................           40,824        75,620
         Net income per primary and fully
            diluted share:
           Continuing operations................    $         .47  $        .77
           Discontinued operations..............              .20           .29
           Extraordinary items..................             (.09)            -
                                                    -------------  ------------
           Net income...........................    $         .58  $       1.06
                                                    =============  ============

7.      INTEREST RATE PROTECTION PROGRAM:

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

         Amortization of certain interest rate protection agreements that expired during October 1996 amounted to $.7 million, $.7 million and $.1 million, respectively, during fiscal 1996, 1995 and 1994.

8.       INVENTORIES:

         Inventory balances are summarized below (in thousands):

                                             DECEMBER 28,        JANUARY 27,
                                                   1996               1996
                                          -------------------  ----------------
          Raw materials................    $       62,413      $      48,702
          Work in process..............            29,069             15,450
          Finished goods...............            38,378             32,776
                                          -------------------  ----------------
                                             $    129,860      $      96,928
                                          ==================== ================

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.       PROPERTY, PLANT AND EQUIPMENT, NET:

         Property, plant and equipment, net, are summarized below (in thousands):

                                             DECEMBER 28,        JANUARY 27,
                                                 1996               1996
                                          -------------------  ----------------

          Land and improvements..........  $         26,887    $       17,210
          Buildings......................           108,707            81,246
          Machinery and equipment........           324,825           170,202
          Leasehold improvements.........             1,253             1,188
          Construction in progress.......            19,766             9,054
                                          -------------------  ----------------
                                                    481,438           278,900
          Less accumulated depreciation
                and amortization.........          (105,464)          (85,462)
                                          -------------------  ----------------
                                            $       375,974     $     193,438
                                          ===================  ================

         Depreciation and leasehold amortization of property, plant and equipment applicable to continuing operations was $24.6 million, $24.1 million, and $24.6 million for fiscal 1996, 1995 and 1994, respectively.

10.      ACCRUED EXPENSES:

         Accrued expenses are summarized below (in thousands):

                                                  DECEMBER 28,       JANUARY 27
                                                     1996               1996
                                            -------------------  ---------------

          Payroll and employee benefits....  $         52,542     $     27,545
          Interest.........................            15,023            7,239
          Other............................           109,897           52,217
                                            -------------------  ---------------
                                              $       177,462     $     87,001
                                            ===================  ===============

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11.      LONG-TERM DEBT:

         Long-term debt is summarized below (in thousands):

                                                   DECEMBER 28,    JANUARY 27
                                                      1996          1996
                                                   -------------  -----------

           Bank Credit Facilities:
             Revolving Credit Facility............. $  204,000    $  75,000
             Term Loan Facility....................    190,333      461,806
             Term Loan B Facility..................    193,250      197,000
             Delayed Draw Term Loan................     53,000            -
          Public Indebtedness:
             11-1/2% Senior Subordinated Notes.....    400,000            -
             JPS Automotive 11-1/8% Senior Notes...    117,221            -
          Other....................................     18,415       26,160
                                                   -------------  -----------
          Total debt...............................  1,176,219      759,966
          Less current maturities..................    (38,190)     (49,228)
                                                   -------------  -----------
                                                    $1,138,029     $710,738
                                                   =============  ===========

BANK CREDIT FACILITIES

         The Company's Bank Credit Facilities consist of a (i) $250 million Revolving Credit Facility due July 2001, (ii) $195 million Term Loan Facility due in quarterly installments through July 2002, (iii) Term Loan B Facility in the principal amount of $195.8 million due in quarterly installments through December 2002 and (iv) $200 million Delayed Draw Term Loan Facility which was entered into in December 1996 payable in quarterly installments through March 2002.

         In June 1996, the Company amended and restated the Revolving Credit, Term Loan, and Term Loan B Facilities in connection with the sale of $400 million in Senior Subordinated Notes (discussed below). The amendment resulted in the use of proceeds from such sale to repay various outstanding amounts under the Revolving and Term Loan Facilities. In connection with such amendment and repayment, the Company recognized a non-cash extraordinary charge of $6.6 million, net of income taxes of $4.7 million.

         In December 1996, the Company, in connection with the acquisition of JPS Automotive, amended the Revolving Credit, Term Loan and Term Loan B Facilities to allow for the existence of the JPS Automotive 11-1/8% Senior Notes ("JPS Automotive Senior Notes") and to allow the Company to retain proceeds from the sale of its Floorcoverings subsidiary. Additionally, in December 1996, the Company entered into the $200 million Delayed Draw Term Loan Facility to finance or refinance the purchase of JPS Automotive Senior Notes. The Company may draw $20 million of the facility for general corporate purposes. The Delayed Draw Term Loan Facility will be available until December 11, 1997. As of December 28, 1996, the Company had drawn $53 million under the Delayed Draw Term Loan to refinance and repurchase a portion of the $68 million of JPS Automotive Senior Notes purchased by the Company prior to its acquisition of JPS Automotive and subsequently retired by JPS Automotive.

            COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except for the Company's expenses and for permitted dividends or stock repurchases and in certain other circumstances. In addition, the Bank Credit Facilities provide for mandatory prepayments with certain excess cash flows of the Company and certain other transactions.

         The Company's obligations under the Bank Credit Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

         Indebtedness under the Term Loan Facility, Revolving Credit Facility and the Delayed Draw Term Loan bears interest at a per annum rate equal to the Company's choice of (i) Chase Manhattan Bank's ("Chase's") Alternate Base Rate plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") plus a margin (the "LIBOR Margin") ranging from 1% to 1.75%. Pursuant to the terms of the Term Loan Facility, the Revolving Credit Facility and the Delayed Draw Term Loan at December 28, 1996, the ABR Margin is .75% and the LIBOR Margin is 1.75%. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate plus a margin of 1.25% or (ii) the offered rates for LIBOR plus a margin of 2.25%. The weighted average rate of interest on the balances outstanding under the Bank Credit Facilities at December 28, 1996 was 7.54%.

         The Company had a total of $66.1 million of borrowing availability under the Bank Credit Facilities and other credit lines as of December 28, 1996. The total is comprised of approximately $20.1 million under the Revolving Facility, $35.0 million under the Delayed Draw Term Loan and approximately $11.0 million under demand lines of credit in Canada and Austria. An additional $112.0 million was available at that date under the Delayed Draw Term Loan to finance the purchase of JPS Automotive Senior Notes in the future. At December 28, 1996, the Company had approximately $25.9 million outstanding in letters of credit.

PUBLIC INDEBTEDNESS:

         In June 1996, the Company's wholly-owned subsidiary, C&A Products, issued at face value $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the Company. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and used the remainder for general corporate purposes. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount. The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         On the JPS Automotive acquisition date, $180 million principal amount of JPS Automotive Senior Notes were outstanding. Of this amount, $68 million had been purchased by the Company in the open market and were subsequently contributed to or repurchased by JPS Automotive. The remaining $112 million face value of JPS Automotive Senior Notes were recorded at a market value of $117.2 million on the date of the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

acquisition. Holders of the JPS Automotive Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest as a result of the JPS Automotive acquisition. Approximately $3.9 million principal amount of JPS Automotive Senior Notes were so put to JPS Automotive and then repurchased by JPS Automotive on March 10, 1997. The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         At December 28, 1996, the scheduled annual maturities of long-term debt are as follows (in thousands):

          FISCAL YEAR ENDING

          December 1997....................    $      38,190
          December 1998....................           53,150
          December 1999....................           62,074
          December 2000....................           67,535
          December 2001....................          187,935
          Later Years......................          767,335
                                               -------------
                                               $   1,176,219
                                               =============

         Total interest paid by the Company on all indebtedness was $60.0 million, $45.8 million, and $77.9 million for fiscal 1996, 1995 and 1994, respectively.

12.      RECEIVABLES FACILITY:

         In connection with the Recapitalization, C&A Products and certain of its subsidiaries (the "Sellers") sold approximately $190.0 million of customer trade receivables to Carcorp, Inc. ("Carcorp"), a wholly-owned, bankruptcy remote subsidiary of C&A Products which, in turn, sold an undivided senior interest in the receivables pool for $136.8 million to Chase pursuant to a Receivables Transfer and Servicing Agreement with Chase, as administrative agent (the "Bridge Receivables Facility"). Carcorp purchases on a revolving basis virtually all trade receivables generated by the Sellers.

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

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In connection with the proposed spin-off of Wallcoverings (see Note
15), Wallcoverings was terminated as a seller of receivables under the Receivables Facility on September 21, 1996. Receivables sold by Wallcoverings prior to the termination will remain in the trust until their collection. As of December 28, 1996, the trust had not been required to redeem the term certificates resulting from the trust's collection of Wallcoverings receivables. The Company also terminated Floorcoverings as of February 6, 1997 as a seller of receivables under the Receivables Facility in connection with the Company's sale of Floorcoverings. The Company believes that approximately $30 million face value of term certificates will be redeemed as the trust collects the Floorcoverings and Wallcoverings receivables.

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the auto industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at December 28, 1996 approximately $28.3 million was available under the variable funding certificates, of which $25.0 million was utilized.

         In connection with the receivables sales, a loss of $4.5 million, $6.2 million and $6.1 million was incurred for continuing operations in fiscal 1996, 1995 and 1994, respectively. Of the fiscal 1994 loss, $1.0 million related to initial fees and expenses associated with the sales and $5.1 million related to discounts on the receivables sold.

         As of December 28, 1996, Carcorp's total receivables pool was $178.0 million net of reserves for doubtful accounts. As of December 28, 1996, the holders of term certificates and variable funding certificates collectively had invested $135 million to purchase an undivided senior interest (net of settlements in transit) in the trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date.

13.      LEASE COMMITMENTS:

         The Company is lessee under various long-term operating leases for land and buildings for periods up to forty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to ten years.

         On September 30, 1994, the Company entered into a master equipment lease agreement. Pursuant to that agreement, during fiscal 1995 and 1994 the Company sold and leased back equipment utilized in its manufacturing operations. During fiscal 1995 and 1994, equipment of its continuing operations having aggregate net book values totaling $18.8 million and $22.6 million, respectively, were removed from the balance sheet and gains realized on the sales totaling approximately $.1 million and $.5 million, respectively, were deferred and are being recognized as adjustments to rent expense over the lease terms. Payments under the lease began in 1995 and the Company made lease payments related to continuing operations of approximately $4.0 million and $4.6 million for fiscal 1996 and 1995, respectively. The Company has a purchase option on the equipment at the end of the lease term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating. The Company may sell and lease back additional equipment in the future under the same master lease agreement, subject to lessors' approval.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At December 28, 1996, future minimum lease payments under operating leases for continuing operations are as follows (in thousands):

         FISCAL YEAR ENDING

         December 1997.........................................     $ 16,863
         December 1998.........................................       14,472
         December 1999.........................................       13,591
         December 2000.........................................       12,684
         December 2001.........................................       12,196
         Later years...........................................       16,540
                                                                    ---------
                                                                    $ 86,346
                                                                    =========

         Rental expense of continuing operations under operating leases was $15.2 million, $13.2 million, and $11.4 million for fiscal 1996, 1995 and 1994, respectively. Obligations under capital leases are not significant.

14.      EMPLOYEE BENEFIT PLANS:

         DEFINED BENEFIT PLANS

         Subsidiaries of the Company have defined benefit pension plans covering substantially all employees who meet eligibility requirements. Plan benefits are generally based on years of service and employees' compensation during their years of employment. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act. Assets of the pension plans are invested primarily in equity and fixed income securities.

         The net periodic pension cost of continuing operations for fiscal 1996, 1995 and 1994 includes the following components (in thousands):

                                     DECEMBER 28,  JANUARY 27, JANUARY 28,
                                          1996        1996       1995
                                        -------------------  -------------
                                       (48 WEEKS)  (52 WEEKS) (52 WEEKS)
   Service cost.......................  $  4,043     $ 3,341   $ 3,382
   Interest cost on projected benefit
      obligation and service cost.....     6,905       6,218     5,326
   Actual loss (gain) on assets.......   (11,066)     (9,446)    2,207
   Net amortization and deferral......     4,773       4,922    (6,477)
                                        --------     -------   -------
   Net periodic pension cost..........  $  4,655     $ 5,035   $ 4,438
                                        ========     =======   =======

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets, excluding Wallcoverings, Floorcoverings and the Mastercraft Group at December 28, 1996 and January 27, 1996 (in thousands):


                                                               DECEMBER 28, 1996                      JANUARY 27, 1996
                                                      ----------------------------------     ------------------------------------
                                                           ASSETS           ACCUMULATED          ASSETS           ACCUMULATED
                                                           EXCEED            BENEFITS            EXCEED            BENEFITS
                                                         ACCUMULATED          EXCEED           ACCUMULATED           EXCEED
                                                          BENEFITS            ASSETS            BENEFITS             ASSETS
                                                      ----------------  -----------------    ----------------   -----------------

Actuarial present value of benefit obligations:
    Vested benefit obligation.....................    $        (14,833)  $        (81,272)   $       (22,462)    $       (64,266)
                                                      ================   ================    ===============     ===============
    Accumulated benefit obligation................             (15,417)           (90,230)           (23,043)            (69,879)
                                                      ================   ================    ===============     ===============
    Projected benefit obligation..................             (16,968)           (96,376)           (24,552)            (73,499)
Plan assets at fair value.........................              21,423             73,572             27,013              51,406
                                                      ----------------   ----------------    ---------------     ---------------
Projected benefit obligation less than (in
   excess of) plan assets.........................               4,455            (22,804)             2,461             (22,093)
Unrecognized net loss (gain)......................              (1,401)            13,700                 15              11,473
Prior service amounts not yet recognized in net
   periodic pension cost..........................                 907             (2,664)               942              (3,134)
Adjustment required to recognize minimum
   liability......................................                   -             (7,359)                 -              (7,255)
                                                      ----------------   ----------------    ---------------     ---------------
Pension asset (liability) recognized in the
  consolidated balance sheets.....................   $           3,961   $        (19,127)  $          3,418     $       (21,009)
                                                      ================   ================    ===============     ===============

        The weighted average discount rate used in determining the above actuarial present value of the projected benefit obligation of each of the Company's plans was 7.6% and 7.5% at December 28, 1996 and January 27, 1996, respectively. The weighted average expected rate of increase in future compensation levels is 5.4% and 5.5%, respectively, and the expected long-term rate of return on plan assets was 9% in fiscal 1996 and 1995.

        The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87") require companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an offsetting intangible pension asset and, in certain situations, a contra-equity balance. In accordance with the provisions of SFAS No. 87, the consolidated balance sheets at December 28, 1996 and January 27, 1996 include an intangible pension asset of $.2 million; an additional minimum pension liability of $10.4 million and $9.3 million, respectively; and a contra-equity balance of $10.2 million and $9.1 million, respectively. These amounts relate to all operations of the Company and are reflected in the Company's consolidated balance sheets.

         DEFINED CONTRIBUTION PLANS

         Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company's discretion as

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

specified in the plan documents. Contributions related to continuing operations were $2.8 million, $2.7 million and $2.1 million for fiscal 1996, 1995 and 1994, respectively.

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

         The net periodic postretirement benefit cost of continuing operations, determined on the accrual basis, includes the following components (in thousands):

                                                     FISCAL YEAR ENDED
                                           DECEMBER 28, JANUARY 27, JANUARY 28,
                                               1996        1996        1995
                                              -------------------  ------------
                                            (48 WEEKS)  (52 WEEKS)  (52 Weeks)
 Service cost................................ $  769      $   670      $  817
 Interest cost on accumulated postretirement
    benefit obligation.......................  1,756        1,884       1,869
 Net amortization............................   (934)      (1,206)       (992)
                                              -------      -------     -------
 Net periodic postretirement benefit cost.... $ 1,591     $ 1,348      $1,694
                                              =======      =======     =======

         The following table sets forth the amount of net postretirement benefit obligation included in the Company's consolidated balance sheets, excluding Wallcoverings, Floorcoverings and the Mastercraft Group (in thousands):

                                                        DECEMBER 28, JANUARY 27,
                                                            1996       1996
                                                        ------------  ----------
   Retirees............................................. $35,495      $32,700
   Fully eligible active plan participants..............   8,919        7,881
   Other active plan participants.......................  10,333        9,438
                                                         -------      --------
   Accumulated postretirement benefit obligation........  54,747       50,019
   Unrecognized prior service gain from plan amendments.  13,942       15,269
   Unrecognized net gain................................  11,701        9,349
                                                         -------      --------
   Net postretirement benefit obligation................ $80,390      $74,637
                                                         =======      ========

         The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 28, 1996 and January 27, 1996. The Company does not fund its postretirement benefit plans.

         For purposes of the December 28, 1996 and January 27, 1996 valuations, a 10% and an 11%, respectively, annual rate of increase in the per capita cost of covered health care benefits was assumed; the rate was assumed to decrease 1 percentage point per year to 6% and remain at that level thereafter. The health care cost trend rate assumption has an impact on the amounts reported; however, the Company's obligation is limited by certain amended provisions of the various plans, as further described below. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 28, 1996 by $.9 million and the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $.1 million.

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

15.      DISCONTINUED OPERATIONS:

         On December 10, 1996, the Company announced that it entered into an agreement to sell its Floorcoverings subsidiary ("Floorcoverings") for $197 million, subject to adjustment. This sale occurred during February 1997 and the net proceeds of $195.6 million (subject to adjustment) were used to pay down debt incurred to finance the Company's automotive strategy.

         On December 4, 1996, the Company announced that it is considering the sale of the Mastercraft Group, a leading manufacturer of upholstery fabric. Based on determinations of value from potential purchasers, the Company has decided to pursue the sale of the Mastercraft Group and anticipates the sale to be completed by the summer of 1997.

         On April 9, 1996, the Company announced a plan to spin off its Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") to the Company's stockholders in the form of a stock dividend. The proposed spin-off requires, among other things, the declaration of the dividend by the Company's Board of Directors. However, as a result of management changes at Wallcoverings and other factors, the Company currently expects the spin-off to occur in the second half of 1997.

         The Company has accounted for the financial results and net assets of the Mastercraft Group, Floorcoverings and Wallcoverings as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect these businesses as discontinued operations.

         The Mastercraft Group reported income of $6.4 million, $8.4 million and $19.4 million in fiscal 1996, 1995 and 1994, respectively. Floorcoverings reported income of $7.6 million, $14.1 million and $9.4 million in fiscal 1996, 1995 and 1994, respectively. Wallcoverings reported income of $.3 million during the first quarter of 1996. Wallcoverings' incurred operating losses subsequent to the first quarter which were charged to the Company's existing discontinued operations reserves. These operating losses were in excess of management's forecasted expectations as of the date of discontinuance but within previously established accruals. Wallcoverings incurred a $23.3 million loss in fiscal 1995 and income of $5.8 million in fiscal 1994. Included in Wallcoverings' fiscal 1995 loss were $9.9 million in charges related to the consolidation of distribution activities, and the closure of the segment's Hammond, Indiana facility. See Note 16 for further discussion on facility closings. Additionally, $3.0 million in charges related to the impairment of assets and $10.8 million related to a write-down of inventory were incurred in fiscal 1995.

         Net sales of discontinued operations in fiscal 1996, 1995, and 1994 aggregated approximately $441.2 million, $594.7 million, and $629.0 million, respectively. Subsequent to the first quarter of 1996, after which Wallcoverings' results were charged to existing discontinued operations reserves, Wallcoverings' sales aggregated $113.8 million. Net interest expense of discontinued operations (including amounts attributable to discontinued operations) was $26.7 million, $26.5 million and $31.2 million in fiscal 1996, 1995 and 1994, respectively. Interest expense of $26.5 million, $25.4 million and $30.0 million during fiscal 1996, 1995, and 1994, respectively, was allocated to discontinued operations based upon the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. In addition,

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a portion of loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the trust's receivable pool related to Floorcoverings and the Mastercraft Group to (y) the total trust's receivables pool. For fiscal 1996, 1995 and 1994, amounts allocated to discontinued operations totaled $2.2 million, $2.4 million and $1.5 million, respectively.

         In connection with the retained lease liabilities of certain discontinued operations, the Company has future minimum lease payments and future sublease rental receipts at December 28, 1996 as follows (in thousands):

                                    Minimum Lease       Sublease Rental
           Fiscal Years Ending         Payments              Receipts

December 1997....................  $        11,099     $          2,755
December 1998....................            8,740                2,487
December 1999....................            7,055                2,139
December 2000....................            5,848                1,423
December 2001....................            4,573                  494
Later years......................           11,091                  226
                                   $        48,406      $         9,524

16.      FACILITY CLOSING COSTS:

         In the fourth quarter of fiscal 1995, the Company in its continuing operations provided for the cost to rationalize one manufacturing facility affecting approximately 90 employees. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued Wallcoverings segment. The Wallcoverings closings affected approximately 200 employees. The closure of the three distribution centers was delayed into 1997 due to construction delays at the new Knoxville distribution center which became operational in 1997. The components of the reserves for these facility closings, which are expected to be completed during fiscal 1997, are as follows (in thousands):

                                                                                                         REMAINING RESERVE
                                                 ORIGINAL RESERVE            CHANGES IN RESERVE            DECEMBER 28,1996
                                           ----------------------------  ---------------------------  ---------------------------
                                            CONTINUING    DISCONTINUED   CONTINUING    DISCONTINUED    CONTINUING   DISCONTINUED
                                            OPERATIONS     OPERATIONS    OPERATIONS     OPERATIONS     OPERATIONS    OPERATIONS
                                           ------------  --------------  -----------  --------------  ------------  -------------
    Anticipated losses associated with
       the disposal of property, plant
       and equipment.....................  $       385   $    5,721      $    (385)   $   (5,721)     $       -     $       -
    Anticipated expenditures to close and
       dispose of idled facilities.......          513        2,766           (107)         (438)            406         2,328
    Anticipated severance benefits.......          406        1,410           (318)         (598)             88           812
                                           -----------   ----------      ---------    ----------      ----------    ----------
                                           $     1,304   $    9,897      $    (810)   $   (6,757)     $      494    $    3,140
                                           ===========   ==========      =========    ==========      ==========    ==========

         In connection with the acquisition of JPS Automotive, the Company has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations as well as marketing and administrative functions. These plans have not been finalized. Costs accrued for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively.

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

        In connection with the 1989 merger of a wholly owned subsidiary of the Company into Group, approximately 4,250,000 shares of 15 1/2% Cumulative Exchangeable Redeemable Preferred Stock ("Merger Preferred Stock"), par value $.01 (authorized 16,000,000 shares), were issued. At January 29, 1994, approximately 6,268,000 shares were outstanding. Dividends payable in additional shares accrued during fiscal 1994, including accretion for the difference between redemption value and fair value at date of issuance, aggregated approximately $14.4 million. All of the shares of Merger Preferred Stock were redeemed in connection with the Recapitalization.

        At January 29, 1994, 30,000,000 shares of $.10 par value preferred stock of Group were authorized and approximately 1,806,000 shares of $2.50 Convertible Preferred Stock, Series A of Group ("Series A Preferred Stock") were outstanding. Each share of Series A Preferred Stock of Group had an annual dividend of $2.50 per share. All of the Series A Preferred Stock of Group was redeemed in connection with the Recapitalization.

        The Company has not declared or paid cash dividends on its common stock since its incorporation. The Bank Credit Facilities limit any dividends paid to a maximum of $12 million per fiscal year unless certain conditions are satisfied (in which case the Bank Credit Facilities limit dividends paid in any year to a maximum of 25% of net income for the prior fiscal year and amounts representing net proceeds from any sale of Wallcoverings in the event the proposed spin-off is not consummated).

18.     STOCK OPTION PLANS:

        Effective on January 28, 1994, the Company adopted the 1993 Employee Stock Option Plan ("1993 Plan") for certain key employees. The 1993 Plan was created primarily for the special purpose of rewarding key employees for the appreciation earned through prior service under the Company's previous equity share plan that was terminated on October 29, 1993. The 1993 Plan authorizes the issuance of 3,119,466 shares of common stock. Effective on January 28, 1994, the Company granted options to acquire 3,119,466 shares of the common stock. The majority of these options vested 40% in June 1995 and the remainder in June 1996. In connection with the adoption of this plan, the Company recorded a charge of $26.7 million for management equity plan expense in fiscal 1993.

        In addition, effective in April 1994, the 1994 Employee Stock Option Plan ("1994 Plan") was adopted as a successor to the 1993 Plan to facilitate awards to certain key employees and to consultants. The 1994 Plan authorizes the issuance of up to 2,980,534 shares of common stock and provides that no options may be granted after 10 years from the effective date of this plan. Options vest, in each case, as specified by the Company's compensation committee, generally over three years after issuance. At December 28, 1996, options representing 2,391,152 shares of common stock were available for grants.

        Effective on February 23, 1995, the Company adopted the 1994 Directors Stock Option Plan ("the Directors Plan") which provides for the issuance of options to acquire a maximum of 600,000 shares of

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock to directors who are not part of management and are not affiliated with a major stockholder. As of December 28, 1996, 50,000 options had been granted.

         Stock option activity under the plans is as follows:

                                                      DECEMBER 28, 1996            JANUARY 27, 1996            JANUARY 28, 1995
                                                  --------------------------  --------------------------  --------------------------
                                                                  WEIGHTED                    WEIGHTED                    WEIGHTED
                                                   NUMBER OF      AVERAGE       NUMBER OF     AVERAGE      NUMBER OF      AVERAGE
                                                     SHARES       EXERCISE       SHARES       EXERCISE       SHARES       EXERCISE
                                                                   PRICE                       PRICE                       PRICE
                                                  ------------  ------------  ------------  ------------  ------------  ------------
      Outstanding beginning of year............    3,298,036    $    5.12      3,096,802    $    4.64      3,119,466    $     4.57

      Awarded..................................      145,000         6.71        431,500         8.21        186,634          5.98
      Cancelled................................      (19,492)        4.10       (135,003)        4.79       (209,298)         4.76
      Exercised................................      (69,022)        3.99        (95,263)        3.99              -             -
      Surrendered..............................      (67,416)        3.99              -                           -             -
                                                   ---------                   ---------                   ---------
      Outstanding at end of year...............    3,287,106     $   5.25      3,298,036    $    5.12      3,096,802    $     4.64
                                                   =========                   =========                   =========

         At December 28, 1996 and January 27, 1996, 2,709,094 and 1,251,887,
respectively, of the outstanding options were exercisable at a weighted average price of $4.74 and $4.66, respectively. At January 28, 1995 none of the outstanding options were exercisable.

         Of the total options outstanding at December 28, 1996, 2,279,873 have an exercise price in the range of $3.99 and $4.43 with a weighted average exercise price of $4.01 and a weighted average contractual life of 7 years. 2,243,124 of these options are currently exercisable at a weighted average exercise price of $4.00. The remaining 1,007,233 of total options outstanding at December 28, 1996 have an exercise price in the range of $6.00 and $10.50 with a weighted average exercise price of $8.04 and a weighted average contractual life of 9 years. 465,970 of these options are currently exercisable at a weighted average exercise price of $8.27. Upon a change of control, as defined, all of the above options become fully vested and exercisable.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company elected to remain under the APB No. 25 rules for stock options, and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the new fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results (in thousands, except per share data):

                                        FISCAL YEAR ENDED
                              ------------------------------------
                                 DECEMBER 28,        JANUARY 27,
                                     1996               1996
                              -------------------  ---------------
        Net income:
          As reported......... $     40,824        $     206,441
          Pro forma........... $     40,261        $     206,148
         Primary EPS:
          As reported......... $        .58        $        2.90
          Pro forma........... $        .58        $        2.90
        Fully diluted EPS:
          As reported......... $        .58        $        2.90
          Pro forma........... $        .58        $        2.89


        For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1996 and 1995: expected volatility of 40%, expected lives of 10 years which equals the lives of the grants, the risk free interest rate ranged from 5.94% to 7.82% and a zero expected dividend rate. The weighted average grant-date fair value of an option granted during fiscal 1996 and 1995 was $4.32 and $5.27, respectively.

        Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 28, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.  INCOME TAXES:

     The provisions for income taxes applicable to continuing operations for fiscal 1996, 1995 and 1994 are summarized as follows (in thousands):

                                                  FISCAL YEAR ENDED
                                        DECEMBER 28,  JANUARY 27, JANUARY 28,
                                            1996         1996         1995
                                          ---------    ---------   ----------
                                         (48 WEEKS)    (52 WEEKS)  (52 WEEKS)
        Current
           Federal....................... $    250     $   1,330   $     150
           State.........................    2,006         2,293       3,592
           Foreign.......................    9,958         6,240       6,394
                                          --------      --------   ---------
                                            12,214         9,863      10,136
        Deferred
           Federal.......................    9,871      (140,705)       -
           State.........................    1,811        (9,050)       162
           Foreign.......................      546           (67)      (267)
                                          --------     ----------   --------
                                            12,228      (149,822)      (105)
                                          --------     ----------   --------
        Income tax expense (benefit)..... $ 24,442     $(139,959)    $10,031
                                          ========     ==========   ========

        Domestic and foreign components of income from continuing operations before income taxes are summarized as follows (in thousands):

                                         FISCAL YEAR ENDED
                          DECEMBER 28,        JANUARY 27,      JANUARY 28,
                             1996               1996              1995
                       -------------------  ---------------  ----------------
                           (48 WEEKS)         (52 WEEKS)        (52 WEEKS)
       Domestic.........$       26,050      $     53,545    $      32,238
       Foreign...........       31,503            13,718           19,123
                        --------------      ------------    -----------------
                        $       57,553      $     67,263    $      51,361
                        ==============      ============    =================

         A reconciliation between income taxes computed at the statutory Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in thousands):

                                                     FISCAL YEAR ENDED
                                         -------------------------------------
                                          DECEMBER 28,   JANUARY 27, JANUARY 28,
                                              1996          1996        1996
                                          ----------    ---------    ---------
                                           (48 WEEKS)    (52 WEEKS)   (52 WEEKS)

  Amount at statutory Federal rate........ $ 20,144      $  23,542     $ 17,976
  State income taxes, net of Federal
          income tax.......................   2,481          1,490        2,440
  Foreign tax more (less) than Federal tax
    at statutory rate......................    (522)         1,372         (566)
  Foreign dividend income..................     410            800       21,965
  Amortization of goodwill.................   1,243             95            -
  Other....................................     686          1,250        2,898
  Change in valuation allowance............       -       (168,508)     (34,682)
                                            --------      ---------     --------
  Income tax expense (benefit)............   $24,442      $(139,959)    $ 10,031
                                             =======      =========     =======

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax asset as of December 28, 1996 and January 27, 1996 for continuing operations were as follows (in thousands):

                                                                         DECEMBER 28,        JANUARY 27,
                                                                              1996                1996
                                                                      ------------------  -----------------
         Deferred tax assets:
           Employee benefits, including postretirement benefits.......$         54,908    $         57,587
           Net operating loss carryforwards...........................         101,099             101,984
           Investment tax credit carryforwards........................           4,200               6,900
           Alternative minimum tax credits............................           8,500               8,700
           Other liabilities and reserves.............................          71,242              76,518
           Valuation allowance........................................         (44,277)            (51,573)
                                                                      ----------------    ----------------
                Total deferred tax assets.............................         195,672             200,116

         Deferred tax liabilities:

          Property, plant and equipment...............................         (39,151)            (30,655)
          Undistributed earnings of foreign subsidiaries..............          (7,600)             (7,600)
                                                                      ----------------     ---------------
                Total deferred tax liabilities........................         (46,751)            (38,255)
                                                                      ----------------     ---------------
         Net deferred tax asset .......................................$       148,921     $       161,861
                                                                       ===============     ===============

         The valuation allowance at December 28, 1996 and January 27, 1996 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

         During fiscal 1996 the valuation allowance decreased $7.3 million from fiscal 1995. This decrease resulted primarily from the expiration of tax credits and restricted net operating loss carryforwards. During fiscal 1995, the valuation allowance decreased $213.2 million from fiscal 1994. This decrease resulted primarily from the recognition of certain deferred tax assets discussed below as well as the utilization of deferred tax assets by continuing operations. An additional reduction of $44.7 million related primarily utilization of tax assets by discontinued operations, to changes in reserves for discontinued operations and certain other adjustments.

         The above amounts have been classified in the consolidated balance sheet as follows (in thousands):

                                                               DECEMBER 28,        JANUARY 27,
                                                                   1996               1996
                                                             -----------------     --------------
         Deferred tax assets (liabilities):
           Current, included in other current assets........ $          64,098     $      29,567
           Noncurrent.......................................            92,011           132,294
           Noncurrent foreign, included in other noncurrent
             liabilities....................................            (7,188)            -
                                                             ------------------   --------------
                                                             $         148,921    $     161,861
                                                             ==================   ==============

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

        In fiscal 1995, the Company's continuing business segments generated substantial operating income, consistent with historical trends, that, when combined with the post-Recapitalization capital structure, resulted in income for both tax and financial reporting purposes. The proposed spin-off of Wallcoverings that was announced in April 1996 further clarified management's assessment of the Company's likely future performance. Management considered these factors as well as the future outlook for its continuing businesses in concluding that it is more likely than not that net deferred tax assets of $148.9 million and $161.9 million at December 28, 1996 and January 27, 1996, respectively, will be realized. While continued operating performance at current levels is sufficient to realize these assets, the Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

         Deferred income taxes and withholding taxes have been provided on earnings of the Company's foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. Deferred income taxes and withholding taxes have not been provided on the remaining undistributed earnings of foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings on which the Company has not provided deferred income taxes and withholding taxes are not significant.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         At December 28, 1996, the Company had the following tax attributes carryforwards available for Federal income tax purposes (in thousands):

                                                                     EXPIRATION
                                                         AMOUNT         DATES
                                                       -----------  -----------
Net operating losses - regular tax
 Preacquisition, subject to limitations...............  $    85,900  1997-2010
 Postacquisition, unrestricted........................      198,300  2006-2008
                                                         ----------
                                                         $  284,200
                                                         ==========
Net operating losses - alternative minimum tax
 Preacquisition, subject to limitations...............  $    66,900  1997-2010
 Postacquisition, unrestricted........................      145,400  2006-2008
                                                         -----------
                                                         $  212,300
                                                         ===========
Investment tax and other credits
 Preacquisition, subject to limitations...............  $     4,200  1997-2007
                                                         ===========
 Alternative minimum tax credits...................... .$     8,500  No limit
                                                         ===========

         The above amounts exclude $10.4 million of NOLs attributable to the discontinued Wallcoverings segment. In addition, approximately $28 million of future net Federal and state tax deductions have been excluded in determining the Company's net deferred tax assets. If the proposed spin-off occurs as expected, these Wallcoverings' deferred tax assets, which total $13.4 million of future tax benefits, will no longer be available to the Company. Because of the uncertainties regarding Wallcoverings' future performance, a valuation allowance offsetting this amount has been maintained. Accordingly, these net deferred tax assets had no impact on the net assets or operating results of discontinued operations presented in the accompanying consolidated financial statements.

         Approximately $85.9 million of the Company's NOLs and $4.2 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. The Company believes that a substantial portion of these tax benefits will be realized in the future. Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

        During 1995, the IRS completed the audit of the Company's Federal income tax returns for the period 1988 through 1991. The Company agreed to pay tax and interest of $1.4 million and to reduce its NOLs by $6.1 million.

        In fiscal 1995, the California Franchise Tax Board issued a notice of tax assessment for approximately $11.8 million related to the treatment of the sale of certain foreign subsidiaries during 1987. The Company disputes the assessment and has filed a protest with the Franchise Tax Board. If the Franchise Tax Board were to maintain its position and such position were to be upheld in litigation, the Company would also become liable for the payment of interest which is currently estimated to be $16.5 million. In the opinion of

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

management, the final determination of any additional tax and interest liability related to this matter will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

         Income taxes paid, net of refunds, were $10.4 million, $13.5 million, and $5.1 million for fiscal 1996, 1995 and 1994, respectively.

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

        LONG-TERM DEBT - The fair value of the Subordinated Notes and JPS Automotive Senior Notes is based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value.

        The estimated fair values of the Company's continuing operations' financial instruments are summarized as follows (in thousands):


                                    DECEMBER 28, 1996                    JANUARY 27, 1996
                            ---------------------------------   ----------------------------------
                                CARRYING         ESTIMATED          CARRYING         ESTIMATED
                                 AMOUNT          FAIR VALUE          AMOUNT          FAIR VALUE
                            ----------------   --------------    ---------------   ---------------
Long-term investments.......    $      3,255     $       3,255      $      3,646     $      3,646
Interest rate protection
   agreements...............               -                 -               680                -
Long-term debt..............      $1,176,219        $1,214,919        $  759,966       $  759,966


21.      RELATED PARTY TRANSACTIONS:

         During fiscal 1996, the Company incurred fees for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the 1996 acquisitions of JPS Automotive and Perstorp Components and the joint venture entered into with Perstorp of approximately $2.9 million, $1.4 million and $.9 million, respectively. In addition, the Company has agreed to reimburse Blackstone Partners and WP Partners for expenses incurred in connection with these transactions. These amounts were accrued and not yet paid as of December 28, 1996. During 1995, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the 1995 acquisition of Manchester Plastics totaling $2.5 million. In addition, Wasserstein Perella Securities, Inc., ("WP Securities") an affiliate of WP Partners, acted as the lead underwriter in the Subordinated Notes offering and was paid fees of approximately $5.4 million by C&A Products in connection therewith.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         The Company incurred fees during the first quarter of fiscal 1994 included $.1 million to an affiliate of Blackstone Partners for advisory services in connection with the sale of Builders Emporium's inventory, real estate and other assets. In September 1993, an affiliate of Blackstone Partners negotiated with a real estate consultant to receive 20% of the incentive fees payable to the consultant by the Company in connection with the resolution of lease liabilities of Builders Emporium. Such affiliate received approximately $.5 million in fees during fiscal 1994 pursuant to this arrangement.

22.      INFORMATION ABOUT THE COMPANY'S OPERATIONS:

         The Company's continuing operations primarily supply automotive interior systems - textile and plastic trim, acoustics and convertible tops - to the global automotive industry.

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

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                        1996      1995       1994
                                        ----      ----       ----
          General Motors Corporation... 34.0%     33.3%      31.0%
          Ford Motor Company........... 15.4%     16.6%      20.5%
          Chrysler Corporation......... 21.1%     18.2%      17.4%

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Information about the Company's continuing operations in different geographic areas for fiscal 1996, 1995 and 1994 is presented below (in thousands). These amounts have been restated to reflect Floorcoverings and the Mastercraft Group as discontinued operations follow (see Note 15):

                                       UNITED                                     OTHER       DISCONTINUED
                                       STATES        CANADA        MEXICO       COUNTRIES      OPERATIONS       CONSOLIDATED
                                     -----------  ------------  ------------  ------------- ----------------  --------------
FISCAL 1996

Net sales                            $   718,820    $  233,334   $    74,287   $    29,490   $          -      $   1,055,931
Operating income (a)                      43,687        38,599        18,686         1,077              -            102,049
Depreciation and amortization (b)         28,999         3,734         2,133         1,145              -             36,011
Identifiable assets                      964,950       235,064        38,771        85,656        212,039          1,536,480
Capital expenditures                      24,570         6,141         1,763         2,526         43,454             78,454


                                       UNITED                                     OTHER       DISCONTINUED
                                       STATES        CANADA        MEXICO       COUNTRIES      OPERATIONS         CONSOLIDATED
                                     -----------  ------------  ------------  ------------- ----------------   ----------------
FISCAL 1995

Net sales                            $   762,293   $   123,958   $    14,466  $      1,300   $          -     $      902,017
Operating income (loss) (a).........      75,083        20,426            (5)          155              -             95,659
Depreciation and amortization (b)         26,276         2,795         1,190           150              -             30,411
Identifiable assets                      549,782       245,943        24,579        10,032        161,025            991,361
Capital expenditures                      39,269         5,055         1,739         7,093         40,542             93,698



                                       UNITED                                     OTHER       DISCONTINUED
                                       STATES        CANADA        MEXICO       COUNTRIES      OPERATIONS       CONSOLIDATED
                                     -----------  ------------  ------------  -------------  --------------   ----------------
FISCAL 1994

Net sales                            $   795,197   $   107,845  $      3,955  $          -   $          -     $      906,997
Operating income (a)                      83,777        20,406             -             -              -            104,183
Depreciation and amortization (b)         26,909         2,537           479             -              -             29,925
Identifiable assets                      369,295        40,084        13,471         2,145        153,905            578,900
Capital expenditures                      44,336         4,498         5,907         1,452         28,230             84,423



(a) Operating income (loss) is determined by deducting all operating expenses, including goodwill write-off and other costs, from revenues. Operating expenses do not include interest expense.

(b) Depreciation and amortization includes the amortization of goodwill and other assets and liabilities.

         Intersegment sales between geographic areas are not material. For fiscal years 1996, 1995 and 1994, export sales from the United States to foreign countries were $69.9 million, $77.8 million and $86.8 million, respectively.

23.      COMMITMENTS AND CONTINGENCIES:

         ENVIRONMENTAL

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. In its assessment the Company makes its best estimate of the liability based upon information available to the Company at that time, including the professional judgment of the Company's environmental experts, outside environmental specialists and other experts. As of December 28, 1996, including sites relating to the acquisitions of Manchester Plastics, JPS Automotive and Perstorp Components and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 28, 1996, the Company's estimate of its liability for these 31 sites, which exclude sites related to Wallcoverings, is approximately $33.8 million. As of December 28, 1996, the Company has established reserves of approximately $46.1 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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

         LITIGATION

         During 1991, a Fifth Consolidated Amended Complaint was filed in IN RE IVAN F. BOESKY SECURITIES LITIGATION, involving numerous claims against a variety of defendants including Group, among other things, alleging a conspiracy to manipulate the price of Group's common stock in 1986 for the purpose of triggering a redemption of certain outstanding preferred stock of Group. In November 1996, plaintiffs and C&A Products agreed to a settlement whereby plaintiffs released all claims relating to the litigation against Group and the individual Group-related defendants in exchange for payment by C&A Products of $4.25 million. In

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

May 1995, C&A Products paid $4.25 million into an escrow account with the court pursuant to the terms of the settlement in principal. In December 1996, the Court preliminarily approved the final settlement. In March 1997, the Court ratified the settlement. The settlement was within previously established accruals.

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

         OTHER COMMITMENTS

         The majority of Builders Emporium's leased properties have been assigned to third parties. In addition, Group has assigned leases in connection with the divestiture of the Kayser-Roth Corporation, the Wickes Engineering Group and other divested businesses. Although Group has obtained releases from the lessors of certain properties, C&A Products, as successor by merger to Group, remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

24.      QUARTERLY FINANCIAL DATA (UNAUDITED):
         (in thousands, except for per share data)

         The quarterly data below is based on the Company's previous fiscal periods and has been restated to reflect Wallcoverings, Floorcoverings and the Mastercraft Group as discontinued operations.


                                                                                          FISCAL 1996
                                                           -------------------------------------------------------------------
                                                                FIRST             SECOND              THIRD             FOURTH
                                                               QUARTER            QUARTER            QUARTER            QUARTER
                                                           ----------------  -----------------  -----------------  -----------------
                                                              (3 MONTHS)        (3 MONTHS)         (3 MONTHS)         (2 MONTHS)

Net sales as previously reported.....................        $    373,611      $    347,609       $    371,027        $   204,098
Less discontinued operations.........................              90,678            71,911             77,825                  -
                                                             ----------------  --------------     ---------------     --------------
Net sales as restated................................        $    282,933      $    275,698       $    293,202        $   204,098
                                                             ==============    ==============     ===============     ==============
Gross margin as previously reported..................        $     77,956      $     69,739       $     71,868        $    30,817
Less discontinued operations.........................              25,460            16,900             19,346                  -
                                                             ----------------  --------------     ---------------     --------------
Gross margin as restated.............................        $     52,496      $     52,839       $     52,522        $    30,817
                                                             ==============    ==============     ===============     ==============
Income (loss) from continuing operations as previously
   reported..........................................        $     14,786      $     11,804      $      13,697        $    (2,110)
Less discontinued operations.........................               1,610             1,346              2,110                  -
                                                             ----------------  --------------     ---------------     --------------
Income (loss) from continuing operations as
  restated...........................................       $      13,176     $      10,458      $      11,587       $     (2,110)
                                                             ================   =============     ===============     ==============
Income before extraordinary loss.....................       $      15,142     $      15,521      $      15,922       $        849
                                                             ==============    ==============     ===============     ==============
Net income ..........................................       $      15,142     $       8,911      $      15,922       $        849
                                                             ==============    ==============     ===============     ==============
Primary and fully diluted earnings per share.........       $         .22     $         .13      $         .23       $        .01
                                                             ==============    ==============     ===============     ==============
Common stock prices

  High...............................................       $       8-1/4     $       7-1/8     $        7           $      6-5/8
                                                             ==============    ==============     ===============     ==============
  Low................................................       $       6-1/8     $       5-1/2     $        5-7/8       $      5-3/4
                                                             ==============    ==============     ===============     ==============



                                                                                          FISCAL 1995
                                                          -------------------------------------------------------------------------
                                                                FIRST             SECOND              THIRD             FOURTH
                                                               QUARTER            QUARTER            QUARTER            QUARTER
                                                          ----------------  -----------------  -----------------  -----------------
                                                              (3 MONTHS)        (3 MONTHS)         (3 MONTHS)         (3 MONTHS)
Net sales as previously reported.....................        $    334,890      $    265,160      $     298,072       $    226,909
Less discontinued operations.........................              92,148            60,885             69,981                  -
                                                          ----------------  -----------------  -----------------  -----------------
Net sales as restated................................        $    242,742      $    204,275      $     228,091       $    226,909
                                                           ==============    ==============     ===============     ==============
Gross margin as previously reported..................        $     73,583      $     49,211      $      58,678       $     40,079
Less discontinued operations.........................              27,841            14,029             17,756                  -
                                                          ----------------  -----------------  -----------------  -----------------
Gross margin as restated.............................        $     45,742      $     35,182      $      40,922       $     40,079
                                                           ==============    ==============     ===============     ==============
Income from continuing operations as  previously
reported (a).........................................        $     24,767      $      9,398      $      18,104       $    161,809

Less discontinued operations.........................               3,691              (476)             3,641                  -
                                                          ----------------  -----------------  -----------------  -----------------
Income from continuing operations as restated........        $     21,076      $      9,874      $      14,463       $    161,809
                                                           ==============    ==============     ===============     ==============
Income before extraordinary loss.....................        $     28,901      $     15,445      $      20,640       $    141,455
                                                           ==============    ==============     ===============     ==============
Net income ..........................................        $     28,901      $     15,445      $      20,640       $    141,455
                                                           ==============    ==============     ===============     ==============
Primary and fully diluted earnings per share.........        $        .40      $        .22      $         .29               2.01
                                                           ==============    ==============     ===============     ==============
Common stock prices
  High...............................................        $      8-3/8      $      9          $       9-1/4       $      8-3/8
                                                           ==============    ==============     ==============      ==============
  Low................................................        $      7-1/2      $      6-3/8      $       7-1/2       $      6-1/8
                                                           =============     ==============     ==============      ==============

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

(a) Income from continuing operations in the fourth quarter of fiscal 1995 includes a reduction in the valuation allowance against net deferred tax assets as discussed in Note 19.

         The Company's operations are not subject to significant seasonal influences.

25.      SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the fiscal years ending (in thousands):

                                                                   DECEMBER 28,        JANUARY 27,       JANUARY 28,
                                                                      1996                1996                1995
                                                                 --------------        -------------      ----------
Current assets..............................................     $     694,796        $   455,729      $    373,009
Noncurrent assets...........................................           840,575            534,389           204,998
Current liabilities.........................................           344,487            231,898           200,588
Noncurrent liabilities......................................         1,383,977            984,698           788,352
Net sales...................................................         1,055,931            902,017           906,997
Gross margin................................................           188,674            161,925           172,487
Income from continuing operations...........................            32,913            207,900            56,486
Income before extraordinary item............................            47,236            207,119            90,902
Net income (loss)...........................................            40,626            207,119           (15,626)


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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Collins & Aikman Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Collins & Aikman Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 19, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
February 19, 1997.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                               DECEMBER 28,        JANUARY 27,
                   ASSETS                         1996                1996
                                              -------------    ----------------

Current Assets:
   Cash                                       $       747      $      977
   Other                                                -             266
                                              -----------      ----------
     Total current assets...................          747           1,243
Other assets................................          362               -
                                              -----------      ----------
                                               $    1,109      $    1,243
                                              ===========      ===========
  LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities.........................  $         12     $       35

Share of accumulated losses in excess of
   investments in subsidiaries...............     193,093         226,478
Other noncurrent liabilities................        2,582           2,582
Commitments and contingencies (Note 1)......

Common stock................................          705             705
Other stockholders' deficit.................     (195,283)       (228,557)
                                              -----------       ----------
     Total stockholders' deficit............     (194,578)       (227,852)
                                              ===========       ==========
                                               $    1,109      $    1,243
                                              ===========       ==========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)
                                                      FISCAL YEAR ENDED
                                           ------------------------------------
                                            DECEMBER 28, JANUARY 27, JANUARY 28,
                                                1996        1996        1995
                                              -------    --------     --------
Other expenses............................. $  (592)     $(1,023)    $   (349)
Interest income (expense)..................     790          345      (12,549)
                                            -------       ------      -------
Loss from operations before equity
  in income (loss) of subsidiaries.........     198         (678)     (12,898)
Equity in income (loss) of subsidiaries....  40,626      207,119      (17,884)
                                            -------     --------     --------
Net income (loss).......................... $40,824     $206,441     $(30,782)
                                            =======     ========      ========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          DECEMBER 28,        JANUARY 27,      JANUARY 28,
                                                                             1996                 1996             1995
                                                                       -------------------  ---------------  ---------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities..................  $         122        $        (544)   $        (405)
                                                                       --------------       --------------   --------------

INVESTING ACTIVITIES
Investment in subsidiary.............................................             -                    -          (52,351)
Other, net...........................................................             -                    -            1,309
                                                                        -------------        -------------    ------------
Net cash used in investing activities................................             -                    -          (51,042)
                                                                        -------------        -------------    ------------

FINANCING ACTIVITIES
Issuances of common stock............................................             -                    -          232,436
Redemption of preferred stock........................................             -                    -         (173,367)
Repayment of long-term debt..........................................             -                    -           (9,757)
Purchases of treasury stock..........................................        (9,594)             (11,736)               -
Proceeds from exercise of stock options..............................           138                  382                -
Intercompany transfers received from subsidiary......................         6,104                    -                -
Dividends received from subsidiary...................................         3,000               12,000                -
                                                                        -------------        -------------    ------------
Net cash provided by (used in) financing activities..................          (352)                 646           49,312
                                                                        -------------        -------------    ------------
Net increase (decrease) in cash......................................          (230)                 102           (2,135)
Cash at beginning of year............................................           977                  875            3,010
                                                                        -------------        -------------    ------------
Cash at end of year..................................................  $         747        $         977    $         875
                                                                        =============        =============    ============

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

2.       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL
         DISCLOSURES.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS (a)

                  FOR THE FISCAL YEARS ENDED DECEMBER 28, 1996,
              JANUARY 27, 1996 AND JANUARY 28, 1995 (IN THOUSANDS)

                              BALANCE        ADDITIONS        CHARGE                                                BALANCE
                                 AT          RESULTING       TO COSTS      CHARGED                                    AT
        DESCRIPTION           BEGINNING         FROM           AND         TO OTHER             ADDITIONS/          END OF
                              OF YEAR      ACQUISITIONS      EXPENSES      ACCOUNTS            (DEDUCTIONS)          YEAR
                             ----------   -------------     ----------    ----------           ------------        ---------
FISCAL YEAR ENDED
DECEMBER 28, 1996

Allowance for doubtful
accounts                     $  3,381     $       6,682   $        899  $      37  (b)      $         (398)   (c)  $  10,601

FISCAL YEAR ENDED
JANUARY 27, 1996

Allowance for doubtful
accounts                     $  5,102     $         166   $        432  $      58  (b)      $       (2,377)   (c)  $   3,381

FISCAL YEAR ENDED
JANUARY 28, 1995

Allowance for doubtful
accounts                     $  1,899     $           -   $         570  $      10  (b)      $        2,623    (c)  $   5,102

(a) The fiscal years ended January 27, 1996 and January 28, 1995 have been restated to exclude amounts related to discontinued operations.

(b) Reclassifications and collection of accounts previously written off.

(c) Reclassifications to discontinued operations and uncollectible amounts written off.