Form 10-Q
period 1997-03-29
COLLINS & AIKMAN CORP
filed 1997-05-12
CIK 846815

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

                      For the quarter ended March 29, 1997

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

As of May 12, 1997, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 66,083,848 shares.

                          PART  I  -  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)





                                                                QUARTER ENDED
                                                        --------------------------------
                                                        MARCH 29, 1997   MARCH 23, 1996
                                                        --------------   ---------------
Net sales........................................       $    432,252     $    257,677
                                                        --------------   ---------------
Cost of goods sold...............................            359,921          211,090
Selling, general and administrative
   expenses......................................             31,096           23,965
                                                        --------------   ---------------
                                                             391,017          235,055
                                                        --------------   ---------------
Operating income.................................             41,235           22,622

Interest expense, net............................             19,966            8,059
Loss on sale of receivables......................              1,201            1,366
Other expense (income)...........................                471           (1,059)
                                                        --------------   ---------------

Income from continuing operations
   before income taxes...........................             19,597           14,256
Income tax expense (benefit) ....................              8,290         (144,150)
                                                        --------------   ---------------

Income from continuing operations................             11,307          158,406
Income (loss) from discontinued operations,
   net of income taxes of $751 and $724..........                879          (22,042)
Gain on sale of discontinued operations,
   net of income taxes of $53,358................             85,292                -
                                                        --------------   ---------------

Net income.......................................       $     97,478     $    136,364
                                                        ==============   ===============

Net income per primary and fully diluted common
   share:
   Continuing operations.........................       $       .17      $      2.26
   Discontinued operations.......................               .01             (.31)
   Gain on sale of discontinued operations.......              1.25                -
                                                        --------------   ---------------
   Net income....................................       $      1.43      $      1.95
                                                        ==============   ===============
Average common shares outstanding:
   Primary.......................................             68,121           70,093
                                                        ==============   ===============
   Fully diluted.................................             68,395           70,093
                                                        ==============   ===============

                                        I-1

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                           (UNAUDITED)
                                                             MARCH 29,     DECEMBER 28,
                              ASSETS                           1997            1996
                                                           ------------   -------------
Current Assets:
   Cash and cash equivalents ...........................   $    26,198    $    14,316
   Accounts and other receivables, net .................       199,422        210,263
   Inventories .........................................       131,891        129,860
   Net assets of discontinued operations ...............       177,935        212,039
   Other ...............................................       126,828        129,065
                                                           ------------   -------------

     Total current assets ..............................       662,274        695,543

Property, plant and equipment, net .....................       374,632        375,974
Deferred tax assets ....................................        45,465         92,011
Goodwill, net ..........................................       295,998        298,239
Other assets ...........................................        74,622         74,713
                                                           ------------   -------------
                                                           $ 1,452,991    $ 1,536,480
                                                           ============   =============
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable .......................................   $     1,904    $     1,920
   Current maturities of long-term debt ................        46,475         38,190
   Accounts payable ....................................       132,671        126,927
   Accrued expenses ....................................       192,337        177,462
                                                           ------------   -------------
     Total current liabilities .........................       373,387        344,499

Long-term debt .........................................       945,795      1,138,029
Other, including postretirement benefit obligation .....       245,075        248,530
Commitments and contingencies...........................

Common stock (150,000 shares authorized,
   70,521 shares issued and 66,375 shares outstanding at
   March 29, 1997 and 70,521 shares issued and 67,723
   shares outstanding at December 28, 1996) ............           705            705
Other paid-in capital ..................................       585,211        585,207
Accumulated deficit ....................................      (631,837)      (729,315)
Foreign currency translation adjustments ...............       (23,754)       (20,798)
Pension equity adjustment ..............................       (10,165)       (10,165)
Treasury stock, at cost (4,146 shares at March 29, 1997
   and 2,798 shares at December 28, 1996) ..............       (31,426)       (20,212)
                                                           ------------   -------------
     Total common stockholders' deficit ................      (111,266)      (194,578)
                                                           ------------   -------------
                                                           $ 1,452,991    $ 1,536,480
                                                           ============   =============

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)





                                                                                              QUARTER ENDED
                                                                                       ---------------------------
                                                                                         MARCH 29,       MARCH 23,
                                                                                           1997             1996
                                                                                       ------------      -----------
OPERATING ACTIVITIES
Income from continuing operations...............................................       $     11,307    $    158,406
Adjustments to derive cash flow from continuing operating activities:
     Deferred income tax expense (benefit)......................................              3,544        (145,322)
     Depreciation and leasehold amortization....................................             11,445           6,022
     Amortization of goodwill...................................................              1,938             904
     Amortization of other assets...............................................              1,881           1,522
     Decrease(increase)in accounts and notes receivable.........................             15,411         (10,806)
     Decrease(increase )in inventories..........................................             (2,031)          2,715
     Increase in accounts payable...............................................              1,123           9,316
     Increase in interest payable...............................................             13,583           3,485
     Other, net.................................................................                324          (6,922)
                                                                                        -------------   -------------
       Net cash provided by continuing operating activities.....................             58,525          19,320
                                                                                        -------------   -------------
Cash provided by (used in) Wallcoverings, Floorcoverings and the Mastercraft
     Group discontinued operations..............................................             (5,196)          6,361
Cash provided by (used in) other discontinued operations........................             (3,701)          7,438
                                                                                        -------------    ------------
      Net cash provided by (used in) discontinued operations....................             (8,897)         13,799
                                                                                        -------------    ------------
INVESTING ACTIVITIES
Additions to property, plant and equipment......................................            (16,751)        (23,497)
Sales of property, plant and equipment..........................................                329           1,214
Proceeds from disposition of discontinued operations............................            195,600               -
Acquisition of businesses, net of cash acquired.................................                  -        (183,099)
Proceeds from sale-leaseback arrangement........................................                  -           7,404
Other, net .....................................................................             (3,550)         (1,577)
                                                                                        -------------    ------------

       Net cash provided by (used in) investing activities......................            175,628        (199,555)
                                                                                        -------------    ------------
FINANCING ACTIVITIES
Issuance of long-term debt......................................................              4,495         197,546
Repayment of long-term debt.....................................................             (9,283)         (7,965)
Reduction of participating interests in accounts receivable.....................            (18,000)         (6,000)
Net repayments on revolving credit facilities...................................           (179,000)        (12,000)
Net borrowings on notes payable.................................................                 51              89
Purchase of treasury stock......................................................            (11,811)         (1,949)
Proceeds from exercise of stock options.........................................                139             266
Other, net .....................................................................                 35             (66)
                                                                                        ------------     ------------
       Net cash provided by (used in) financing activities......................           (213,374)        169,921
                                                                                        ------------     ------------
Net increase in cash and cash equivalents.......................................             11,882           3,485
Cash and cash equivalents at beginning of period................................             14,316             961
                                                                                        ------------     ------------
Cash and cash equivalents at end of period......................................        $    26,198      $    4,446
                                                                                        ============     ============

                                      I-3

                 COLLINS AND AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT
                               (UNAUDITED)

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

         Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of March 29, 1997, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 81% of the Common Stock.

         The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

B.       BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the first quarter of 1996 to conform to the fiscal 1997 presentation and are primarily related to the Mastercraft Group and the Floorcoverings subsidiary ("Floorcoverings") being reclassified as discontinued operations (see Note K) and to the change in fiscal year (see Note C).

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

C.       CHANGE IN FISCAL YEAR:

         During fiscal 1996, the Company changed its fiscal year-end to the last Saturday in December. For comparative purposes, quarterly data presented for fiscal 1996 has been restated to reflect this change.

D.       ACQUISITIONS:

         On December 11, 1996, the Company completed the acquisition of JPS Automotive L.P. ("JPS Automotive") for a purchase price of $220 million, subject to post closing adjustment, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million in cash. In connection with the acquisition of JPS Automotive, the Company acquired the minority interest in a JPS Automotive subsidiary for $10 million. On December 11, 1996, the Company also acquired Perstorp AB's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain (collectively referred to as "Perstorp Components") for approximately $108 million, subject to adjustment. In addition, the Company and Perstorp AB ("Perstorp") entered into a joint venture agreement relating to Perstorp AB's automotive supply operations (primarily acoustical and plastic components) in

                 COLLINS AND AIKMAN CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                              (UNAUDITED)

Sweden, Belgium and France. On May 1, 1996, the Company acquired the business of BTR Fatati Limited ("Fatati"), a manufacturer and supplier of molded floor carpets and luggage component trim for the European automotive market. On January 3, 1996, the Company completed the acquisition of Manchester Plastics for a purchase price of approximately $184.0 million, including $40.4 million of debt extinguished in connection with the acquisition.

E.       INTEREST RATE  AND FOREIGN CURRENCY PROTECTION PROGRAMS:

         The Company maintains a program designed to reduce its exposure to changes in the cost of its variable rate borrowings by the use of interest rate cap and collar agreements. The Company has limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. In addition, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27 million of notional principal amount. Payments to be received, if any, as a result of these agreements are accrued as a reduction of interest expense.

         Amortization of certain interest rate protection agreements that expired during October 1996 amounted to $.3 million during the quarter ended March 23, 1996.

         During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the amount comes due in 2002.

F.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill applicable to continuing operations for the first quarter of 1997 was $1.9 million. Accumulated amortization at March 29, 1997 was $6.1 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At March 29, 1997, the Company believes its goodwill of $296.0 million was fully recoverable.

G.       RECEIVABLES FACILITY:

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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those

                 COLLINS AND AIKMAN CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                   (UNAUDITED)


receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at March 29, 1997, approximately $33.8 million was available under the variable funding certificates, all of which was utilized.

         The term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum. The variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

         As of March 29, 1997, the Trust's receivables pool was $160.2 million, net of allowances for doubtful accounts. As of March 29, 1997, the holders of term certificates and variable funding certificates collectively possessed a $117.0 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date.

         In connection with the proposed spin-off by the Company of its Imperial Wallcoverings Inc. subsidiary ("Wallcoverings"), as discussed in Note K, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. Also, in connection with the sale of Floorcoverings, as discussed in Note K, Floorcoverings was terminated as a Seller of receivables under the Receivables Facility on February 6, 1997. On March 25, 1997, the Trust redeemed $30.0 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced with eligible receivables.

         See Note K for loss on sale amounts allocated to discontinued operations associated with the Receivables Facility.

H.       INVENTORIES:

         Inventory balances are summarized as follows (in thousands):

                                                   MARCH 29,        DECEMBER 28,
                                                     1997               1996
                                                   ---------        -----------
       Raw materials ...................            $ 69,308          $ 62,413
       Work in process .................              31,159            29,069
       Finished goods ..................              31,424            38,378
                                                    --------          --------
                                                    $131,891          $129,860
                                                    ========          ========


I.       INTEREST EXPENSE, NET:

         Interest expense allocated to continuing operations for the quarters ended March 29, 1997 and March 23, 1996 is net of interest income of $.3 million and $.5 million, respectively. See Note K for interest expense allocated to discontinued operations.

J.       FACILITY CLOSING COSTS:

         In the first quarter of fiscal 1996, the Company in its continuing operations provided for the cost to rationalize one manufacturing facility affecting approximately 90 employees. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued

                 COLLINS AND AIKMAN CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                   (UNAUDITED)


Wallcoverings segment. During the first quarter ended March 29, 1997, the Company expended approximately $.1 million related to closure and disposal of idled facilities for continuing operations. Cash outlays for facility closing costs related to discontinued operations during the quarter ended March 29, 1997 were approximately $.3 million for severance benefits and $.5 million for closing and disposal of idled facilities.

         In connection with the acquisition of JPS Automotive, the Company has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations as well as marketing and administrative functions. These plans have not been finalized. During the fourth quarter of fiscal 1996, costs accrued for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. The Company expended approximately $.6 million during the first quarter of 1997 for severance and other personnel costs related to the JPS Automotive facilities and personnel.

K.       DISCONTINUED OPERATIONS:

         On December 10, 1996, the Company announced that it entered into an agreement to sell its Floorcoverings subsidiary. This sale occurred during February 1997 for $195.6 million and the net proceeds were used to pay down debt incurred to finance the Company's automotive strategy.

         On December 4, 1996, the Company announced that it was considering the sale of the Mastercraft Group, a leading manufacturer of upholstery fabric. On April 25, 1997, the Company announced that it had entered into a definitive agreement to sell the Mastercraft Group for $310 million, subject to adjustment, plus the assumption of specified liabilities. The transaction, which is subject to financing and other conditions, is expected to close in the early summer. See Note R.

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

         The Company has accounted for the financial results and net assets of Floorcoverings, the Mastercraft Group and Wallcoverings as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect these businesses as discontinued operations.

         The Mastercraft Group reported income of $.4 million for each of the quarters ended March 29, 1997 and March 23, 1996. Floorcoverings reported income of $.5 million through the date of its sale in February 1997 and $.7 million for the quarter ended March 23, 1996. Wallcoverings reported a loss of $23.2 million during the first quarter of 1996. Wallcoverings incurred operating losses subsequent to April 29, 1996 which were charged to the Company's existing discontinued operations reserves. The Wallcoverings' operating losses were in excess of management's forecasted expectations as of the date of discontinuance but within previously established accruals. Included in Wallcoverings' first quarter 1996 loss were $9.9 million in charges related to the consolidation of distribution activities and the closure of the segment's Hammond, Indiana facility. See Note J for further discussion on facility closings. Additionally, $3.0 million in charges related to the impairment of assets and $10.8 million related to a write-down of inventory were incurred in the first quarter of 1996.

         Net interest expense of discontinued operations including amounts attributable to discontinued operations was $6.1 million for the quarter ended March 29, 1997, and $6.7 million for the quarter ended March 23, 1996. Interest expense of $6.1 million for the quarter ended March 29, 1997, and $6.5 million for the

                 COLLINS AND AIKMAN CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                   (UNAUDITED)


quarter ended March 23, 1996, respectively, was allocated to discontinued operations based upon the ratio of net book value of discontinued operations to consolidated invested capital.

         A portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the Trust's receivable pool related to Floorcoverings and the Mastercraft Group to
(y) the total of the Trust's receivables pool. For the quarter ended March 29, 1997, $355,000 of loss on sale of receivables was allocated to discontinued operations. For the quarter ended March 23, 1996, the allocated amount was $558,000.


L.       RELATED PARTY TRANSACTIONS:

         Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly. During the first quarter of 1997, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the sale of Floorcoverings, totaling approximately $2.7 million. During the first quarter of 1996, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the acquisition of Manchester Plastics totaling $2.5 million.

M.       INFORMATION ABOUT THE COMPANY'S OPERATIONS:

         The geographic dispersion of the operations of the Company and its subsidiaries did not change significantly from December 28, 1996 to March 29, 1997.


N.       COMMITMENTS AND CONTINGENCIES:

         See "PART II - OTHER INFORMATION, Item 1. Legal Proceedings." The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management, based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or results of operations.

         See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         C&A Products (or its predecessor, Group) has assigned leases related to divested businesses. Although C&A Products has obtained releases from the lessors of certain of these properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or results of operations.
                                      I-8

                 COLLINS AND AIKMAN CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                   (UNAUDITED)


O.       COMMON STOCKHOLDERS' DEFICIT:

         Activity in common stockholders' deficit is as follows (in thousands):


                                                                       FOREIGN
                                            OTHER                      CURRENCY    PENSION
                                  COMMON   PAID-IN    ACCUMULATED    TRANSLATION    EQUITY     TREASURY
                                  STOCK    CAPITAL      DEFICIT      ADJUSTMENTS  ADJUSTMENT     STOCK       TOTAL
                                 -------   --------   ----------     -----------  ----------  ---------   ----------

BALANCE AT DECEMBER 28, 1996...   $  705   $585,207    $(729,315)     $(20,798)  $(10,165)    $(20,212)    $(194,578)


Compensation expense
   adjustment..................      -          462           -          -            -             -            462

Net income.....................      -           -         97,478        -            -             -         97,478

Purchases of treasury stock
   (1,427 shares) .............     -            -            -          -            -       (11,811)       (11,811)

Exercise of stock options,
   (79 shares).................                (458)                                               597           139

Foreign currency
   translation adjustments.....      -                       -         (2,956)         -           -          (2,956)
                                 ------    --------  -----------    ---------    ----------  ---------     ----------
BALANCE AT MARCH 29, 1997......   $ 705    $585,211  $ (631,837)    $ (23,754)   $ (10,165)  $(31,426)     $(111,266)
                                 ======    ========  ===========    ==========   ==========  =========     ==========



P.       EARNINGS PER SHARE:

         Earnings per common share are based on the weighted average number of shares of Common Stock outstanding during each period and the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable deferred compensation expense.

Q.       SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):

                                          FOR THE QUARTER ENDED
                                          ---------------------
                                           MARCH 29,   MARCH 23,
                                             1997        1996
                                          ----------  ----------
Net sales ..............................  $432,252     $257,677
Gross margin ...........................    72,331       46,587
Income from continuing operations ......    11,269      158,354
Net income .............................    97,440      136,312


                                           MARCH 29,  DECEMBER 28,
                                             1997         1996
                                           ---------  ------------
Current assets .........................  $  661,582   $  694,796
Noncurrent assets ......................     790,717      840,575
Current liabilities ....................     371,678      344,487
Noncurrent liabilities..................   1,188,288    1,383,977

                 COLLINS AND AIKMAN CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONCLUDED)
                                   (UNAUDITED)


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

R.       SUBSEQUENT EVENT

         On April 25, 1997, the Company announced that it entered into a definitive agreement to sell the Mastercraft Group, a leading manufacturer of upholstery fabric, to Joan Fabrics Corporation, for a purchase price of $310 million, subject to adjustment, plus the assumption of specified liabilities. The Company expects the transaction, which is subject to financing and other conditions, to close in the early summer.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         On April 25, 1997, the Company announced that it entered into a definitive agreement to sell the Mastercraft Group, a leading manufacturer of upholstery fabric, to Joan Fabrics Corporation, for a purchase price of $310 million, subject to adjustment, plus the assumption of specified liabilities. The Company expects the transaction, which is subject to financing and other conditions, to close in the early summer.

GENERAL

         The Company is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible tops.

         During 1996, the Company took major steps in implementing its automotive growth strategy, which is to expand the Company's core automotive businesses in North America and globally as well as to add complementary product offerings.

         The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American vehicle production.

RESULTS OF OPERATIONS

The results for the first quarter of 1996 have been restated to reflect the Company's change in fiscal year end for comparative purposes.

                                                 QUARTER ENDED
                                       MARCH 29, 1997       MARCH 23, 1996
                                     AMOUNT    PERCENT     AMOUNT   PERCENT

                                       (DOLLAR AMOUNTS IN THOUSANDS)


Net sales .......................   $432,252     100.0% $257,677     100.0%
Cost of goods sold ..............    359,921      83.3   211,090      81.9
                                    --------     -----  --------     -----
Gross margin ....................     72,331      16.7    46,587      18.1
Selling, general & administrative
  expenses ......................     31,096       7.2    23,965       9.3
                                    --------     -----  --------     -----
Operating income ................   $ 41,235       9.5% $ 22,622       8.8%
                                    ========     =====  ========     =====
EBITDA (1) ......................   $ 55,822      12.9% $ 30,144      11.7%


               (1) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, depreciation, amortization and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

NET SALES: The Company's net sales increased 67.8% to approximately $432.3 million in the first quarter of 1997, up $174.6 million over the comparable 1996 quarter. The overall increase was due primarily to the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

acquisitions of JPS Automotive and Perstorp Components in December 1996, which together generated approximately $119.2 million in net sales during the first quarter of 1997. In addition, sales increased in plastic trim components, molded carpet and accessory mats. These increases were partially offset by decreased sales of convertible top systems. During the first quarter of 1996, the Company's sales were negatively impacted by the General Motors' strike in March 1996. During the first quarter of 1997, there was a 7.3% increase in the North American vehicle build over the comparable quarter of the prior year. For the remainder of the year, the Company currently does not expect any increase in the North American vehicle build versus last year.

Automotive bodycloth sales increased 12.1% in the quarter ended March 29, 1997 over the prior year period. The increased sales resulted primarily from the acquisition of JPS Automotive offset by reduced sales to the Chrysler Caravan/Voyager and Ford Contour.

Molded carpet sales increased 59.4% in the quarter ended March 29, 1997 over the prior year period primarily resulting from the JPS Automotive acquisition and increased sales to the European automotive market. Increased sales to the Buick Park Avenue, Toyota Camry and certain Cadillac vehicles were partially offset by reduced sales to the Buick Century and Oldsmobile Cutlass Ciera.

Convertible top system sales decreased 15.7% in the quarter ended March 29, 1997 over the prior year period principally due to decreased shipments of the Chrysler Sebring and reduced sales of the Ford Mustang.

Accessory mat sales increased 24.9% in the quarter ended March 29, 1997 over the prior year period. The overall increase is attributable to increased sales to General Motors' minivans, the Buick Regal, Pontiac Grand Prix, Toyota Camry and new export programs.

Luggage compartment trim sales increased 84.7% in the quarter ended March 29, 1997 over the prior year period, primarily due to the acquisition of JPS Automotive. Increased sales to the Pontiac Grand Prix and Buick Park Avenue were partially offset by reduced sales to the Mazda 626.

Manchester Plastics contributed $71.6 million and $33.8 million in sales of plastic interior trim components in the quarters ended March 29, 1997 and March 23, 1996, respectively, an increase of 111.9%. The increase in sales relates primarily to the launch during the latter part of 1996 of new programs for which Manchester Plastics is the supplier as well as the negative impact of a General Motors strike on Manchester Plastics' sales for the first quarter of 1996.

Perstorp Components, which was acquired in December 1996, contributed $44.5 million in net sales of acoustical products to the North American and European automotive markets during the first quarter of 1997.

Of the Company's sales, approximately one third were attributable to products utilized in vehicles built outside of North America.

The above factors resulted in the Company's average sales content per vehicle built in North America of approximately $91 for the first quarter of 1997 compared to an average of approximately $68 for the fiscal 1996 year.

GROSS MARGIN: For the first quarter of 1997, gross margin was 16.7%, down from 18.1% in the comparable period in 1996. The decrease in gross margin is attributable primarily to the lower margins in products sold by JPS Automotive and Perstorp Components and the decrease in sales of higher margin convertible top systems .

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 29.8% to $31.1 million in the first quarter of 1997, up $7.1 million over the comparable 1996 period. The increase is primarily due to the acquisitions of JPS Automotive and Perstorp Components. Selling, general and administrative expenses as a percent of net sales decreased to 7.2% for the first quarter of 1997 from 9.3% in the first quarter of 1996. The decrease relates to the increased sales at Manchester Plastics as well as lower costs as a percent of net sales at Perstorp Components as compared to the Company's historical operations.

INTEREST EXPENSE: Interest expense allocated to continuing operations, net of interest income of $.3 million in the first quarter of 1997 and $.5 million in the first quarter of 1996, increased $11.9 million to $20.0 million in the first quarter of 1997 from $8.1 million in the first quarter of 1996. Total interest expense, including amounts allocated to discontinued operations, increased to $26.4 million in the first quarter of 1997 from $15.1 million in the first quarter of 1996. The overall increase in interest expense was due to a higher amount of overall outstanding indebtedness, primarily related to the JPS Automotive and Perstorp Components acquisitions, as well as the higher interest rates associated with the $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes") issued by C&A Products in June 1996. The Subordinated Notes are guaranteed by the Company.

LOSS ON THE SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.2 million, net of amounts allocated to discontinued operations, was allocated to continuing operations in the first quarter of 1997 compared to a loss of $1.4 million, net of amounts allocated to discontinued operations, in the prior year quarter. Total loss on sale of receivables, including amounts allocated to discontinued operations, decreased to $1.6 million in the first quarter of 1997 from $1.9 million in the first quarter of 1996. This decrease is primarily due to fewer receivables being sold to Carcorp during the first quarter of 1997 as a result of Floorcoverings and Wallcoverings being terminated as Sellers under the Receivables Facility. See Note G to Condensed Consolidated Financial Report.

OTHER EXPENSE (INCOME): The Company recognized a foreign currency transaction loss of $.8 million and a gain of $1.1 million in the quarters ended March 29, 1997 and March 23, 1996, respectively, related to obligations to be settled in currencies other than the functional currency of its foreign operations. Also, in the first quarter of 1997, the Company recognized income of $.3 million related to its investment in the Perstorp joint venture.

INCOME TAXES: In the quarter ended March 29, 1997, the provision for income taxes was $8.3 million compared with a benefit of $144.2 million in the prior year quarter. The increase in the Company's tax expense and reported tax rate results from the Company's recognition of certain deferred tax assets in January 1996. In the first quarter of 1997, income tax expense consisted of foreign, state, franchise and federal taxes. In the first quarter of 1996, the benefit principally resulted from a reduction of valuation allowances against the Company's federal net operating loss carryforwards and other deferred tax assets offset by current foreign, state, franchise and federal taxes.

DISCONTINUED OPERATIONS: The Company's income from discontinued operations was $.9 million in the first quarter of 1997 compared to a loss of $22.0 million in the comparable 1996 period. The increase relates primarily to Wallcoverings' results subsequent to April 29, 1996 being charged to the Company's existing discontinued operations reserves. Wallcoverings has continued to experience sales declines since its proposed spin-off was first announced by the Company in April 1996. In January 1996, Wallcoverings

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


reported a $23.3 million loss which resulted from certain charges for the write-down of inventory, the consolidation of operations and the closing of facilities. Excluding the impact of Wallcoverings, income from discontinued operations declined due to the sale of Floorcoverings in February 1997.

         The sale of Floorcoverings for approximately $195.6 million was completed in February 1997, resulting in a gain on the sale of discontinued operations of $85.3 million, net of taxes of $53.4 million.

NET INCOME: The combined effect of the foregoing resulted in net income of $97.5 million in the first quarter of 1997 compared to net income of $136.4 million for the comparable period of 1996.


LIQUIDITY AND CAPITAL RESOURCES

      The Company and its subsidiaries had cash and cash equivalents totaling $26.2 million and $14.3 million at March 29, 1997 and December 28, 1996, respectively. The Company had a total of $246.5 million of borrowing availability under its credit arrangements as of March 29, 1997. The total was comprised of $199.9 million under the Revolving Facility, $38.9 million under the Delayed Draw Term Loan and approximately $7.7 million under bank demand lines of credit in Canada and Austria. In addition, $108.1 million was available at that date under the Delayed Draw Term Loan for specified purposes as discussed below. During February 1997, the Company sold its Floorcoverings subsidiary for $195.6 million. The net proceeds were used to pay down the outstanding portion of the Revolving Facility and a portion of the Receivables Facility.

      As discussed previously, the Company announced that it had entered into a definitive agreement to sell the Mastercraft Group for a purchase price of $310 million, subject to adjustment, plus the assumption of specified liabilities. The Company expects the transaction, which is subject to financing and other conditions, to close in the early summer. The Company anticipates utilizing the net proceeds from the sale to further deleverage the Company. In addition, on the closing date, receivables generated by members of the Mastercraft Group will no longer be sold in connection with the Receivables Facility. See below for further discussion.

         As part of the Recapitalization, the Company entered into credit facilities consisting of (i) a Term Loan Facility, (ii) a Revolving Facility (together with the Term Loan Facility, the "Credit Agreement Facilities") and
(iii) the Bridge Receivables Facility, which was terminated and replaced with the Receivables Facility described below. On December 22, 1995, the Company and C&A Products entered into a $197 million credit facility (the "Term Loan B Facility") to finance the January 1996 purchase of Manchester Plastics.

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


certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses,
(x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) effect the proposed spin-off of Wallcoverings or the distribution of certain net proceeds of a sale of Wallcoverings if the proposed spin-off is not affected. In addition, the Company is permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million (which amount has been increased to $24 million for fiscal 1997) and
(ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and is permitted to pay additional dividends to effect the proposed spin-off of Wallcoverings or in amounts representing certain net proceeds from any sale of Wallcoverings in the event the proposed spin-off is not effected. The Company's obligations under the Bank Credit Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

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


by JPS Automotive in the first quarter of 1997. After giving effect to the above, JPS Automotive had as of March 29, 1997 approximately $113 million of indebtedness outstanding (including a $5 million premium) related to the JPS Automotive Senior Notes. The Company will operate JPS Automotive as a restricted subsidiary under the Bank Credit Facilities and the indenture governing the Subordinated Notes.

         The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of March 29, 1997. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         Additionally, in December 1996, in connection with the JPS Automotive Acquisition, the Company entered into a $200 million delayed draw term loan (the "Delayed Draw Term Loan"). The Delayed Draw Term Loan is a 5.25 year term loan which was entered into to finance or refinance the purchase of any JPS Automotive Senior Notes put by the holders to JPS Automotive as a result of the change in control resulting from the JPS Automotive Acquisition or otherwise acquired. The Delayed Draw Term Loan is available until December 11, 1997. Up to $20 million of the Delayed Draw Term Loan can be utilized for general corporate purposes, including premium and accrued interest on the JPS Automotive Senior Notes. Prior to the JPS Automotive Acquisition, the Company had purchased in the open market $68 million principal amount of JPS Automotive Senior Notes, which were subsequently retired by JPS Automotive. As of March 29, 1997, $53 million had been drawn under the Delayed Draw Term Loan and $147 million was available, consisting of $18.9 million available to refinance previously acquired JPS Automotive Senior Notes, $20 million available for general corporate purposes and $108.1 million available for future purchases of JPS Automotive Senior Notes. The Board of Directors of the general partner of JPS Automotive has authorized JPS Automotive to expend for the repurchase of JPS Automotive Senior Notes up to the amount of funds that may be drawn for such purpose under the Delayed Draw Term Loan. The Delayed Draw Term Loan's security and restrictive covenants are identical to those in the Bank Credit Facilities.

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


the receivables held by the Trust.

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at March 29, 1997 approximately $33.8 million was available under the variable funding certificates, all of which was utilized.

         In connection with the proposed spin-off of Wallcoverings, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. The Company also terminated Floorcoverings as of February 6, 1997 as a Seller of receivables under the Receivables Facility in connection with the Company's sale of Floorcoverings. On March 25, 1997, the Trust redeemed $30 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced by eligible receivables. In connection with the pending sale of the Mastercraft Group, receivables generated by the Mastercraft Group, will no longer be sold to Carcorp and transferred to the Trust, and the Company expects to terminate Ack-Ti Lining, Inc., a member of the Mastercraft Group, as a Seller of receivables under the Receivables Facility on the closing date of the sale. The Company believes that approximately $30 million face value of term certificates will be redeemed related to the sale of the Mastercraft Group.
The Company anticipates largely offsetting the impact of this redemption on the Company's liquidity by utilizing receivables generated by the addition of new Sellers within the Company to increase the amount available to the Company under the variable funding certificates.

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

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At March 29, 1997, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the first quarter of 1997, the Company made lease payments relating to continuing operations of approximately $2.8 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $2.8 million during the remainder of 1997.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Bank Credit Facilities, the sale of receivables under the Receivables Facility and the proceeds from the expected sale of the Mastercraft Group. Net cash provided by the operating activities of the Company's continuing operations was $58.5 million for the first quarter of 1997.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases, capital expenditures and, to a lesser extent, acquisitions. At March 29, 1997, the Company had total outstanding indebtedness of $992.3 million (excluding approximately $25.1 million of outstanding letters of credit and $2.9 million of indebtedness of the discontinued operations) at an average interest rate of 9.4% per annum. Of the total outstanding indebtedness, $858.0 million relates to the Bank Credit Facilities and the Subordinated Notes.

         The Company's Board of Directors authorized the expenditure of up to $24 million in 1997 to repurchase shares of the Company's Common Stock. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent an aggregate of $11.8 million to repurchase shares during the first quarter of 1997 and $9.6 million to repurchase shares during fiscal 1996.

         Indebtedness under the Term Loan Facility, the Revolving Facility and the Delayed Draw Term Loan bears interest at a per annum rate equal to the Company's choice of (i) Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.75% in the case of the "LIBOR Margin" and .75% in the case of the ABR Margin on March 29, 1997. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Bank Credit Facilities and the Delayed Draw Term Loan at March 29, 1997 was 7.70%. The weighted average interest rate on the sold interests under the Receivables Facility at March 29, 1997 was 6.55%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at a rate of 11.5% per annum. The JPS Automotive Senior Notes bear interest at a rate of 11.125% per annum. Cash interest paid was $12.2 million and $11.3 million in the quarters ended March 29, 1997 and March 23, 1996, respectively.

         Due to the variable interest rates under the Bank Credit Facilities, the Delayed Draw Term Loan and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. In addition, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27 million of notional principal amount. Based upon amounts outstanding at March 29, 1997, a .5% increase in LIBOR (5.7% at March 29, 1997) would impact interest costs by approximately $2.3 million annually on the Bank Credit Facilities and the Delayed Draw Term Loan and $.6 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the amount comes due in 2002.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The current maturities of long-term debt primarily consist of the current portion of the Bank Credit Facilities, vendor financing, industrial revenue bonds and other miscellaneous debt.

         The maturities of long-term debt of the Company's continuing operations during the remainder of 1997 and for 1998, 1999, 2000 and 2001 are $38.0 million, $53.1 million, $62.0 million $67.5 million and $183.7 million, respectively. The JPS Automotive Senior Notes, to the extent not previously put to JPS Automotive or otherwise acquired by the Company or JPS Automotive, will mature in 2001. In addition, the Bank Credit Facilities and the Delayed Draw Term Loan provide for mandatory prepayments of the Term Loan and Term Loan B Facilities and the Delayed Draw Term Loan with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company other than proceeds generated from the sale of Floorcoverings, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities and the Delayed Draw Term Loan) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the Delayed Draw Term Loan, if fully drawn, will require a payment of $27 million on December 11, 1997 (the anniversary date of the initial draw) and equal quarterly payments in annual amounts equal to $38 million in 1998, $41 million in 1999, $42 million in 2000, $41 million in 2001 and $11 million at termination. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of March 29, 1997, the Company's continuing operations had approximately $25.1 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations in fiscal 1997 will aggregate approximately $90 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. As of March 29, 1997, Wallcoverings and the Mastercraft Group had approximately $5.8 million and $3.6 million, respectively, in outstanding capital expenditure commitments.

         The Company is sensitive to price movements in its raw material supply base. During the first quarter of 1997, prices for most of the Company's primary raw materials remained constant with price levels at December 28, 1996. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

         Since the Company announced in April 1996 its plan to spin off Wallcoverings, the Company has repaid $21 million of intercompany amounts owed to Wallcoverings and expended approximately $34 million to fund operations, working capital and capital expenditures and to replace receivables previously sold to

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Carcorp. During the remainder of 1997, the Company currently expects to expend (subject to the discretion of the Company's Board of Directors) approximately $25 million prior to the anticipated spin-off of Wallcoverings principally to fund Wallcoverings' future operations, working capital and capital expenditure requirements. Amounts actually required for these purposes could differ materially from expected amounts due to, among other things, changes in Wallcoverings' operating results and the availability of outside financing for Wallcoverings. Wallcoverings has continued to experience sales declines since the proposed spin-off was first announced in April 1996.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings, Floorcoverings and the Mastercraft Group, will be approximately $18 million in fiscal 1997. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations, including Wallcoverings and the Mastercraft Group, can be provided by operating activities from continuing operations and by borrowings under the Bank Credit Facilities.

TAX MATTERS

         The Company recognized a $150 million tax benefit in the first quarter of 1996 by reducing the valuation allowance related to its deferred tax assets to reflect the amount the Company expects to be realized in the future. The valuation allowance was reduced as a result of management's reassessment of the Company's improved financial performance since its recapitalization and initial public offering in July 1994, management's outlook for the Company's continuing businesses, and the proposed spin-off of the Company's Wallcoverings subsidiary to its shareholders.

         At December 28, 1996, the Company had outstanding net operating losses ("NOLs") of approximately $284.2 million for Federal income tax purposes, which excludes $10.4 million related to the Company's discontinued Wallcoverings subsidiary. Substantially all of these NOLs expire over the period from 2000 to 2008. The Company also has unused Federal tax credits of approximately $12.7 million, $4.2 million of which expire during the period 1997 to 2007. The Company anticipates that utilization of these NOLs, tax credits and deductions will result in the payment of minimal Federal income taxes until these NOLs and tax credits are exhausted.

         Approximately $85.9 million of the Company's NOLs and $4.2 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. The Company believes that a substantial portion of these tax benefits will be realized in the future. Future sales of common stock by the Company or its principal shareholders, or changes in the composition of its principal shareholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value
                                      I-20

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of March 29, 1997, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of March 29, 1997, the Company's estimate of its liability for these 31 sites, which exclude sites related to Wallcoverings, is approximately $33.5 million. As of March 29, 1997, the Company has established reserves of approximately $45.8 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

SAFE HARBOR STATEMENT

         This Report on Form 10-Q contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Report on Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at the Company's major customers, changes in consumer tastes, dependence on significant automotive customers and the level of competition in the automotive supply industry as well as factors more specific to the Company, such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange filings, including without limitation "ITEM 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of the Company's Transition Report on Form 10-K for the transition period from January 28, 1996 to December 28, 1996.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Disclosures not required at this time.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Transition Report on Form 10-K for the transition period from January 28, 1996 to December 28, 1996.


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

EXHIBIT
NUMBER                      DESCRIPTION


2.1      -        Mastercraft  Group  Acquisition  Agreement  dated as of April 25, 1997 among  Collins & Aikman  Products Co., Joan
                  Fabrics Corporation and MC Group Acquisition Company L.L.C.

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

4.6      -        Credit  Agreement,  dated as of December 5, 1996,  among  Collins & Aikman  Products  Co., as Borrower,  Collins &
                  Aikman  Corporation,  as  Guarantor,  the Lenders named therein and The Chase  Manhattan  Bank, as  Administrative
                  Agent, is hereby  incorporated by reference to Exhibit 4.6 of Collins & Aikman  Corporation's  Report on Form 10-Q
                  for the fiscal quarter ended October 26, 1996.

4.7      -        Indenture dated as of June 28, 1994,  between JPS Automotive  Products Corp., as Issuer,  JPS Automotive  L.P., as
                  Guarantor and Shawmut Bank Connecticut,  N.A., as Trustee,  is hereby  incorporated by reference to Exhibit 4.2 of
                  JPS Automotive Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

4.8      -        First  Supplemental  Indenture,  dated as of  October 5, 1994,  between  JPS  Automotive  Products  Corp.  and JPS
                  Automotive  L.P.,  as  Co-Obligors  and Shawmut  Bank  Connecticut,  N.A.,  as Trustee is hereby  incorporated  by reference to Exhibit 4.48A of JPS Automotive  L.P.'s and JPS Automotive  Products  Corp.'s Report on Form 10-Q for
                  the fiscal quarter ended October 2, 1994.

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

10.11    -        1993 Employee Stock Option Plan, as amended and restated,  is hereby incorporated by reference to Exhibit 10.13 of
                  Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

10.12    -        1994 Employee Stock Option Plan, as amended through February 7, 1997.

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

10.27       -     Equity  Purchase  Agreement by and among JPSGP,  Inc.,  Foamex - JPS Automotive L.P. and Collins & Aikman Products
                  Co. dated  August 28, 1996 is hereby  incorporated  by reference to


                  Exhibit 2.1 of Collins & Aikman  Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

10.28       -     Amendment No. 1 to Equity  Purchase  Agreement by and among JPSGP,  Inc.,  Foamex - JPS  Automotive  L.P.,  Foamex
                  International  Inc. and Collins & Aikman  Products Co.  dated as of December  11, 1996 is hereby  incorporated  by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

10.29       -     Equity Purchase Agreement by and among Seiren U.S.A.  Corporation,  Seiren Automotive Textile Corporation,  Seiren
                  Co.,  Ltd. and Collins & Aikman  Products Co. dated  December  11, 1996,  is hereby  incorporated  by reference to
                  Exhibit 2.3 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

10.30       -     Acquisition  Agreement  between  Perstorp A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated  by  reference  to Exhibit  2.4 of Collins & Aikman  Corporation's  Current  Report on Form 8-K dated
                  December 10, 1996.

10.31       -     Agreement  among  Perstorp A. B.,  Perstorp  GmbH,  Perstorp  Biotec A.B. and Collins & Aikman  Products Co. dated
                  December 11, 1996 is hereby  incorporated  by reference to Exhibit 2.5 of Collins & Aikman  Corporation's  Current
                  Report on Form 8-K dated December 10, 1996.

10.32       -     Shareholders  Agreement  among Collins & Aikman  Products  Co.,  Collins & Aikman  Europe,  Inc.,  Perstorp  GmbH,
                  Perstorp A.B.,  Perstorp Biotec A.B.,  Perstorp  Components N.V. and Perstorp  Components A.B., dated December 11,
                  1996 is hereby incorporated by reference to Exhibit 2.6 of Collins & Aikman  Corporation's  Current Report on Form
                  8-K dated December 10, 1996.

10.33       -     Acquisition  Agreement  dated as of December 9, 1996 among Collins & Aikman  Products Co.,  Collins & Aikman Floor
                  Coverings Group,  Inc.,  Collins & Aikman Floor Coverings,  Inc., CAF Holdings,  Inc. and CAF Acquisition Corp. is
                  hereby  incorporated  by reference  to Exhibit 2.7 of Collins & Aikman  Corporation's  Current  Report on Form 8-K
                  dated December 10, 1996.

11          -     Computation of Earnings Per Share.

27          -     Financial Data Schedules.

99          -     Voting Agreement between Blackstone  Capital Partners L.P. and Wasserstein  Perella Partners,  L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings  Corporation's
                  Registration  Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.

(B)    REPORTS ON FORM 8-K.

         During the quarter for which this Report on Form 10-Q is filed, the Company filed a Report on Form 8-K dated February 6, 1997 (the "Floorcoverings 8-K") reporting under Item 2 thereof the disposition of the Company's floorcoverings business through a sale of all the outstanding stock of its indirect wholly owned subsidiary, Collins & Aikman Floor Coverings, Inc. ("Floorcoverings"), to CAF Acquisition Corporation. The following pro forma financial information reflecting the disposition of Floorcoverings on the Company's financial statements was filed with the Floorcoverings 8-K under Item 7 of Form 8-K:

         Pro forma Consolidated Statements of Operations for the Eleven Months Ended December 28, 1996

         Pro forma Consolidated Statements of Operations for the fiscal year Ended January 27, 1996

         Pro forma Consolidated Balance Sheet at December 28, 1996

         During the quarter for which this Report on Form 10-Q is filed, the Company also filed on February 24, 1997 an amendment to a Report on Form 8-K dated December 10, 1996 relating to the acquisition of JPS Automotive L.P. (the "Amendment"). In the Amendment, the Company filed the following financial statements under Item 7 of Form 8-K:


         Independent Auditors' Report dated February 9, 1996.

         Consolidated Balance Sheets of JPS Automotive L.P. and Subsidiaries as of December 31, 1995 and January 1, 1995 (Audited)

         Consolidated Statements of Operations of JPS Automotive L.P. and
                   Subsidiaries for the year ended December 31, 1995, and
                  the period from June 29, 1994 to January 1, 1995 (Audited)

         Consolidated Statements of Owners' Equity of JPS Automotive L.P. and
                   Subsidiaries (Audited).

         Consolidated Statements of Cash Flows of JPS Automotive L.P. and
                   Subsidiaries for the year ended December 31, 1995, and the period from June 29, 1994 to January 1, 1995 (Audited).

         Notes to Consolidated Financial Statements.

         Consolidated Balance Sheets of JPS Automotive L.P. and Subsidiaries as of September 29, 1996 (Unaudited).

         Consolidated Statements of Operations of JPS Automotive L.P. and
                   Subsidiaries for the Nine Months Ended September 29, 1996 (Unaudited).

         Consolidated Statements of Cash Flows of JPS Automotive L.P. and
                   Subsidiaries for the Nine Months Ended September 29, 1996 (Unaudited).

         Notes  to Consolidated Condensed Financial Statements of JPS
                   Automotive L.P. and Subsidiaries.

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

         Pro Forma Consolidated Balance Sheet of Collins & Aikman
                   Corporation and Subsidiaries at October 26, 1996 (Unaudited).


         During the quarter for which this Report on Form 10-Q is filed, the Company also filed a Report on Form 8-K on February 20, 1997, reporting under
Item 5 thereof the fact that the Company reported operating results for the fiscal year ended December 28, 1996.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1997


                                            COLLINS & AIKMAN CORPORATION
                                            (Registrant)

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