Form 10-Q
period 1997-06-28
COLLINS & AIKMAN CORP
filed 1997-08-12
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For the quarter ended June 28, 1997

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





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ .

As of August 11, 1997, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 66,067,073 shares.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                  Quarter Ended                  Six Months Ended
                                                       JUNE 28, 1997    JUNE 22, 1996     June 28, 1997     June 22, 1996
                                                      -------------------------------------------------------------------


Net sales .........................................   $ 416,018          $ 302,831         $ 831,578    $ 560,508
                                                      ---------          ---------          ---------    ---------
Cost of goods sold ................................     343,829            242,455           689,144      453,545

Selling, general and administrative
   expenses .......................................      30,030             22,607            60,256       46,572
                                                      ---------          ---------          ---------    ---------
                                                        373,859            265,062           749,400      500,117
                                                      ---------          ---------          ---------    ---------
Operating income ..................................      42,159             37,769            82,178       60,391
Interest expense, net .............................      19,305              8,827            38,084       16,886
Loss on sale of receivables .......................       1,562              1,218             2,763        2,584
Other expense (income) ............................         501                672               972         (387)
                                                      ---------          ---------          ---------    ---------
Income from continuing operations
  before income taxes .............................      20,791             27,052            40,359       41,308
Income tax expense (benefit) ......................       9,191             11,298            17,494     (132,852)
                                                      ---------          ---------          ---------    ---------
Income from continuing operations .................      11,600             15,754            22,865      174,160
Income (loss) from discontinued operations,
   net of income taxes of $2,612, $2,866, $3,171
   and  $3,590 ....................................       3,881              4,980             4,802      (17,062)
Gain on sale of discontinued operations,
   net of income taxes of $53,358 .................        --                 --              85,292         --
                                                      ---------          ---------          ---------    ---------
Income before extraordinary loss ..................      15,481             20,734           112,959      157,098
                                                      ---------          ---------          ---------    ---------
Extraordinary loss, net of income taxes of $443 and
    $4,709 ........................................        (721)            (6,610)             (721)      (6,610)
                                                     ---------          ---------           ---------    ---------
Net income ........................................   $  14,760          $  14,124         $ 112,238    $ 150,488
                                                      =========          =========          =========    =========




Net income per primary common share:

   Continuing operations ..........................   $     .17          $     .22         $     .34    $    2.49
   Discontinued operations ........................         .06                .07               .07         (.25)
   Gain on sale of discontinued operations ........        --                 --                1.26         --
   Extraordinary loss..............................        (.01)              (.09)             (.01)        (.09)
                                                      ---------          ---------         ---------    ---------
   Net income......................................   $     .22          $     .20         $    1.66    $    2.15
                                                      =========          =========         =========    =========


Net income per fully diluted common share:
   Continuing operations ..........................   $     .17          $     .22         $     .34    $    2.49
   Discontinued operations ........................         .06                .07               .07         (.25)
   Gain on sale of discontinued operations ........        --                 --                1.25         --
   Extraordinary  loss............................        (.01)              (.09)             (.01)        (.09)
                                                      ---------          ---------         ---------    ---------
   Net income......................................   $     .22          $     .20         $    1.65    $    2.15
                                                      =========          =========         =========    =========
Average common shares outstanding:

   Primary ........................................      67,402             70,031            67,761       70,062
                                                      =========          =========         =========   ==========
   Fully diluted ..................................      67,421             70,031            67,912       70,062
                                                      =========          =========         =========   ==========

                                       I-1

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                     (UNAUDITED)
                                                                       JUNE 28,         DECEMBER 28,
                              ASSETS                                     1997              1996
                                                                     -------------   ---------------
Current Assets:
   Cash and cash equivalents...................................       $     12,421   $        14,314
   Accounts and other receivables, net.........................            179,302           200,763
   Inventories.................................................            126,345           121,971
   Net assets of discontinued operations.......................            232,486           263,523
   Other.......................................................            124,297           128,762
                                                                       -----------    --------------
     Total current assets......................................            674,851           729,333

Property, plant and equipment, net.............................            350,028           351,282
Deferred tax assets............................................             41,366            91,690
Goodwill, net..................................................            279,629           283,271
Other assets...................................................             79,674            74,713
                                                                        ----------    --------------
                                                                       $ 1,425,548    $    1,530,289
                                                                        ==========    ==============
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable...............................................        $     1,643    $        1,920
   Current maturities of long-term debt........................             51,632            37,565
   Accounts payable............................................            127,596           123,899
   Accrued expenses............................................            141,457           176,147
                                                                        ----------    --------------
     Total current liabilities.................................            322,328           339,531

Long-term debt.................................................            944,460         1,138,029
Other, including postretirement benefit obligation.............            258,701           247,307
Commitments and contingencies..................................

Common stock (150,000 shares authorized, 70,521  shares issued and 66,101 shares outstanding at June
   28, 1997 and 70,521 shares issued and 67,723 shares
   outstanding at December 28, 1996)...........................                705               705
Other paid-in capital..........................................            586,495           585,207
Accumulated deficit............................................           (618,945)         (729,315)
Foreign currency translation adjustments.......................            (23,779)          (20,798)
Pension equity adjustment......................................            (10,165)          (10,165)
Treasury stock, at cost (4,420 shares at June 28, 1997
   and 2,798 shares at December 28, 1996)......................            (34,252)          (20,212)
                                                                    ---------------  ---------------
     Total common stockholders' deficit........................            (99,941)         (194,578)
                                                                    ---------------  ---------------
                                                                     $   1,425,548    $    1,530,289
                                                                    ===============  ===============

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             QUARTER ENDED                 SIX MONTHS ENDED
                                                                      JUNE 28,       JUNE 22,         JUNE 28,         JUNE 22,
                                                                        1997           1996             1997            1996

OPERATING ACTIVITIES
Income from continuing operations ...................................   $  11,600    $  15,754    $  22,865    $ 174,160


Adjustments to derive cash flow from continuing operating activities:
     Deferred income tax expense (benefit) ..........................       3,240        6,158        6,784     (139,164)
     Depreciation and leasehold amortization ........................      10,611        6,542       21,480       12,564
     Amortization of goodwill .......................................       1,613        1,032        3,457        1,936
     Amortization of other assets ...................................       1,562        1,706        3,443        3,228
     Decrease (increase) in accounts and other receivables ..........     (19,829)     (33,336)       6,288      (44,142)
     Decrease (increase) in inventories .............................      (3,783)       7,092       (4,374)       9,807
     Increase in accounts payable ...................................       7,400        2,430        7,642       11,746
     Increase (decrease) in interest payable ........................     (14,370)      (2,093)        (787)       1,392
     Other, net .....................................................      (5,197)       9,886       (6,949)       2,964
                                                                        ---------    ---------    ---------    ---------
       Net cash provided by (used in) continuing operating
         activities .................................................      (7,153)      15,171       59,849       34,491
                                                                        ---------    ---------    ---------    ---------
Cash provided by Wallcoverings,  Floorcoverings, Airbag and
     the Mastercraft Group discontinued operations ..................       5,049        4,108        5,886       10,469
Cash provided by (used in) other discontinued operations ............      (1,027)      (3,506)      (4,728)       3,932
                                                                        ---------    ---------    ---------    ---------
            Net cash provided by discontinued operations ............       4,022          602        1,158       14,401
                                                                        ---------    ---------    ---------    ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment ..........................     (18,099)     (20,851)     (34,850)     (44,348)
Sales of property, plant and equipment ..............................         443        1,832          772        3,046
Proceeds from disposition of discontinued operations ................        --           --        195,600         --
Acquisition of businesses, net of cash acquired .....................        --         (4,930)        --       (188,029)
Proceeds from sale-leaseback arrangement ............................        --           --           --          7,404
Other, net ..........................................................     (18,694)      (3,342)     (36,754)      (4,919)
                                                                        ---------    ---------    ---------    ---------
       Net cash provided by (used in) investing activities ..........     (36,350)     (27,291)     124,768     (226,846)
                                                                        ---------    ---------    ---------    ---------
FINANCING ACTIVITIES
Issuance of long-term debt ..........................................        --        400,000        4,495      597,546
Repayment of long-term debt .........................................     (32,717)    (269,055)     (42,000)    (277,020)
Proceeds from sales of a participating interest in accounts
   receivable, net of redemptions ...................................      30,000      (18,000)      12,000      (24,000)
Net borrowings (repayments) on revolving credit facilities ..........      35,000      (80,000)    (144,000)     (92,000)
Net repayments on notes payable .....................................        (231)        (995)        (180)        (906)
Purchase of treasury stock ..........................................      (4,426)        --        (16,237)      (1,949)
Proceeds from exercise of stock options .............................         189         --            328          266
Other, net ..........................................................      (2,109)     (17,104)      (2,074)     (17,170)
                                                                        ---------    ---------    ---------    ---------
       Net cash provided by (used in) financing activities ..........      25,706       14,846     (187,668)     184,767
                                                                        ---------    ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ................     (13,775)       3,328       (1,893)       6,813
Cash and cash equivalents at beginning of period ....................      26,196        4,446       14,314          961
                                                                        ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period ..........................   $  12,421    $   7,774    $  12,421    $   7,774
                                                                        =========    =========    =========    =========


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

         Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of June 28, 1997, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 81% of the Common Stock.

         The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

B. BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter and six months ended June 22, 1996 to conform to the fiscal 1997 presentation and are primarily related to the Mastercraft Group being reclassified as a discontinued operation (see Note K) and to the change in fiscal year (see Note C).

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Transition Report on Form 10-K for the transition period from January 28, 1996 to December 28, 1996.

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

E. INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS:

         The Company utilizes derivative financial instruments to manage risks associated with foreign exchange rate and interest rate market volatility. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Material gains and losses on derivative contracts that do not qualify as hedges are recognized currently in "other expense (income)". The Company does not hold or issue derivative financial instruments for trading purposes.

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

         Amortization of certain interest rate protection agreements that expired during October 1996 amounted to $.3 million and $.5 million during the quarter and six months ended June 22, 1996, respectively.

         During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the amount comes due in 2002.

F. GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill applicable to continuing operations was $1.6 million and $3.5 million for the quarter and six months ended June 28, 1997, respectively, and $1.0 million and $1.9 million for the quarter and six months ended June 22, 1996, respectively. Accumulated amortization at June 28, 1997 was $7.6 million. The carrying value of goodwill will be reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At June 28, 1997, the Company believes its goodwill of $279.6 million was fully recoverable.

G. RECEIVABLES FACILITY:

         On March 31, 1995, C&A Products entered, through a trust (the "Trust") formed by Carcorp, Inc., a wholly-owned, bankruptcy remote subsidiary of C&A Products ("Carcorp"), into a new receivables facility (the "Receivables Facility") comprised of (i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers").

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                   (UNAUDITED)

or  downgrading  below  investment  grade of the obligor,  delinquency  and
excessive   concentration).   Based  on  these  criteria,   at  June  28,  1997,
approximately   $72.6   million  was  available   under  the  variable   funding
certificates, $67.0 million of which was utilized.

         The term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum. The variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

         As of June 28, 1997, the Trust's receivables pool was $221.6 million, net of allowances for doubtful accounts. As of June 28, 1997, the holders of term certificates and variable funding certificates collectively possessed a $147.0 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date.

         In connection with the proposed spin-off by the Company of its Imperial Wallcoverings Inc. subsidiary ("Wallcoverings"), as discussed in Note K, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. Also, in connection with the sale of Floorcoverings, as discussed in Note K, Floorcoverings was terminated as a Seller of receivables under the Receivables Facility on February 6, 1997. On March 25, 1997, the Trust redeemed $30.0 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced with eligible receivables. In connection with the sale of the Mastercraft Group, effective July 16, 1997, receivables generated by members of the Mastercraft Group are no longer sold in connection with the Receivables Facility and Ack-Ti-Lining, Inc., a member of the Mastercraft Group, was terminated as a Seller of receivables under the Receivables Facility. The Company believes that approximately $30 million face value of term certificates will ultimately be redeemed as receivables of the Mastercraft Group previously sold to Carcorp are collected by the Trust.

         See Note K for loss on sale amounts allocated to discontinued operations associated with the Receivables Facility.

H. INVENTORIES:

         Inventory balances are summarized as follows (in thousands):

                                               JUNE 28,           DECEMBER 28,
                                                 1997                1996
                                          -------------        ---------------
          Raw materials...............   $      64,363        $      60,930
          Work in process.............          27,985               26,663
          Finished goods..............          33,997               34,378
                                          ------------        ---------------
                                          $    126,345        $     121,971
                                           ===========        ==============



I. INTEREST EXPENSE, NET:

         Interest expense allocated to continuing operations for the quarters ended June 28, 1997 and June 22, 1996 is net of interest income of $.3 million and $1.0 million, respectively. Interest expense allocated to continuing operations for the six months ended June 28, 1997 and June 22, 1996 is net of interest income of $.6 million and $1.5 million, respectively. See Note K for interest expense allocated to discontinued operations.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                   (UNAUDITED)

J. FACILITY CLOSING COSTS:

         In January 1996, the Company in its continuing operations provided for the cost to rationalize one manufacturing facility affecting approximately 90 employees. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued Wallcoverings segment. During the six months ended June 28, 1997, the Company expended approximately $.1 million related to closure and disposal of idled facilities and severance benefits for continuing operations. No expenditures were made for facility closing costs for continuing operations in the quarter ended June 28, 1997. Cash outlays for facility closing costs related to discontinued operations during the quarter and six months ended June 28, 1997 were approximately $.3 million and $.5 million, respectively, for severance benefits and $.5 million and $1.1 million, respectively, for closing and disposal of idled facilities.

         In connection with the acquisition of JPS Automotive, the Company has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations as well as marketing and administrative functions. These plans have not been finalized. During the fourth quarter of fiscal 1996, costs accrued for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. The Company expended approximately $.7 million and $1.3 million, respectively, during the quarter and six months ended June 28, 1997 for the shutdown of facilities and severance and other personnel costs related to the JPS Automotive facilities and personnel.


K. DISCONTINUED OPERATIONS:


         On July 1, 1997, the Company announced that JPS Automotive had entered into an agreement to sell its Air Restraint and Technical Products Division, an airbag and industrial fabric business ("Airbag"), to Safety Components International, Inc. for a purchase price of $56.3 million, subject to adjustment. This sale was completed in July 1997. See Note R.


         On April 25, 1997, the Company announced that it entered into an agreement to sell the Mastercraft Group. This sale was completed during July 1997 for a purchase price of approximately $310 million, subject to adjustment. See Note R.

         On December 10, 1996, the Company announced that it entered into an agreement to sell its Floorcoverings subsidiary. This sale occurred during February 1997 for $195.6 million and the net proceeds were used to pay down debt incurred to finance the Company's automotive strategy.


         On April 9, 1996, the Company announced a plan to spin off Wallcoverings to the Company's stockholders in the form of a stock dividend. The proposed spin-off requires, among other things, the declaration of the dividend by the Company's Board of Directors. As a result of management changes at Wallcoverings and other factors, the Company currently expects the proposed spin-off to occur in the second half of 1997.

         The Company has accounted for the financial results and net assets of Airbag, the Mastercraft Group, Floorcoverings and Wallcoverings as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect these businesses as discontinued operations.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                   (UNAUDITED)



         The following information relates to income (loss) from discontinued operations, net of income taxes, (in millions):


                                   QUARTER ENDED            SIX MONTHS ENDED
                               -----------------------    --------------------
                               JUNE 28,      JUNE 22,   JUNE 28,      JUNE 22,
                                1997          1996        1997           1996
                               ----------    -------     --------     ----------

         Mastercraft Group      $ 3.7        $   2.3      $  4.0      $    2.7
         Floorcoverings           -              2.7          .5           3.4
         Airbag                    .2            -            .3           -
         Wallcoverings            -              -           -           (23.2)
                               --------     --------     -------      ---------
                                $ 3.9        $   5.0      $  4.8      $  (17.1)
                               =========    ========     ========    ==========


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

         Net interest expense of discontinued operations including amounts attributable to discontinued operations was $5.3 million and $12.6 million, respectively, for the quarter and six months ended June 28, 1997, and $6.5 million and $13.2 million, respectively, for the quarter and six months ended June 22, 1996. Interest expense of $5.3 million and $12.6 million, respectively, for the quarter and six months ended June 28, 1997, and $6.5 million and $13.0 million, respectively, for the quarter and six months ended June 22, 1996, was allocated to discontinued operations based upon the ratio of net book value of discontinued operations to consolidated invested capital.

         A portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the Trust's receivable pool related to Floorcoverings and the Mastercraft Group to
(y) the total of the Trust's receivables pool. For the quarter and six months ended June 28, 1997, $.3 million and $.6 million, respectively, of loss on sale of receivables was allocated to discontinued operations. For the quarter and six months ended June 22, 1996, $.6 million and $1.2 million, respectively, of loss on sale of receivables was allocated to discontinued operations.


L. RELATED PARTY TRANSACTIONS:

         Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly. During the first quarter of 1997, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the sale of Floorcoverings, totaling approximately $2.7 million. During the first quarter of 1996, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the acquisition of Manchester Plastics totaling $2.5 million. During the second quarter of 1996, Wasserstein Perella Securities, Inc., an affiliate of WP Partners, participated as a lead underwriter in C&A Products' offering of Subordinated Notes and was paid fees of approximately $5.4 million in connection therewith.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                   (UNAUDITED)


M. INFORMATION ABOUT THE COMPANY'S OPERATIONS:

         The geographic dispersion of the operations of the Company and its subsidiaries did not change significantly from December 28, 1996 to June 28, 1997.


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

O. COMMON STOCKHOLDERS' DEFICIT:

         Activity in common stockholders' deficit is as follows (in thousands):


                                                                       FOREIGN
                                            OTHER                     CURRENCY       PENSION
                               COMMON       PAID-IN    ACCUMULATED    TRANSLATION      EQUITY    TREASURY
                               STOCK        CAPITAL    DEFICIT       ADJUSTMENTS    ADJUSTMENT   STOCK     TOTAL

BALANCE AT DECEMBER 28, 1996   $     705   $ 585,207   $(729,315)   $ (20,798)   $ (10,165)   $ (20,212)   $(194,578)
Compensation expense
   adjustment ..............        --         1,288        --           --           --           --          1,288
Net income .................        --          --       112,238         --           --           --        112,238
Purchases of treasury stock
   (1,884 shares) ..........        --          --          --           --           --        (16,237)     (16,237)
Exercise of stock options,
   (262 shares) ............        --          --        (1,868)        --           --          2,197          329
Foreign currency
   translation adjustments .        --          --          --         (2,981)        --             --       (2,981)

                               --------    ---------   ---------    ---------    ---------    ----------   --------
BALANCE AT JUNE 28, 1997 ...   $     705   $ 586,495   $(618,945)   $ (23,779)   $ (10,165)   $ (34,252)   $ (99,941)
                               =========   =========    =========    =========    =========    =========    ======





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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONCLUDED)
                                   (UNAUDITED)

Q. SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):

                                 FOR THE QUARTER ENDED  FOR THE SIX MONTHS ENDED
                                     JUNE 28,   JUNE 22,     JUNE 28,   JUNE 22,
                                      1997       1996         1997       1996
                                   ----------  ---------   ---------  ----------
Net sales .......................   $416,018   $302,831     $831,578   $560,508
Gross margin ....................     72,189     60,376      142,434    106,963
Income from continuing operations     11,736     15,728       22,963    174,082
Income before extraordinary loss      15,617     20,708      113,057    157,020
Net income ......................     14,896     14,098      112,336    150,410

                                      JUNE 28,   DECEMBER 28,
                                       1997         1996
                                     --------    ----------

Current assets ...................  $  674,593   $  728,586
Noncurrent assets.................     750,697      800,594
Current liabilities...............     322,317      339,519
Noncurrent liabilities............   1,200,579    1,382,754


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


R. SUBSEQUENT EVENTS:

         The sale of the Mastercraft Group was completed during July 1997 for a purchase price of approximately $310 million, subject to adjustment. The net proceeds from the sale will be used to reduce the Company's long-term debt.

         On July 1, 1997, the Company announced that JPS Automotive had entered into an agreement to sell Airbag, its airbag and industrial fabric division, to Safety Components International, Inc. This sale was completed on July 24, 1997 for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"), in connection with such sale, the Company currently intends to cause JPS Automotive to make an offer to purchase the JPS Automotive Senior Notes at 100% of their principal amount as soon as practicable. From the date of the acquisition of JPS Automotive through August 11, 1997, however, the JPS Automotive Senior Notes have traded at values in excess of 100% of their principal amount. Accordingly, the Company currently expects to cause JPS Automotive to use the proceeds remaining from the sale of Airbag after the termination of the offer to purchase to make a distribution to C&A Products, to the extent allowed under the restricted payments provisions of the JPS Automotive Senior Notes indenture. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". The Company currently estimates that approximately $40 million of such proceeds will be available to pay such distribution, which amount the Company intends to use to reduce its long-term debt.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

         On July 1, 1997, the Company announced that JPS Automotive had entered into an agreement to sell Airbag, its airbag and industrial fabric division, to Safety Components International, Inc. This sale was completed on July 24, 1997 for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the JPS Automotive Senior Notes, in connection with such sale, the Company currently intends to cause JPS Automotive to make an offer to purchase the JPS Automotive Senior Notes at 100% of their principal amount as soon as practicable. From the date of the acquisition of JPS Automotive through August 11, 1997, however, the JPS Automotive Senior Notes have traded at values in excess of 100% of their principal amount. Accordingly, the Company currently expects to cause JPS Automotive to use the proceeds remaining from the sale of Airbag after the termination of the offer to purchase to make a distribution to C&A Products, to the extent allowed under the restricted payments provisions of the JPS Automotive Senior Notes indenture. See "Liquidity and Capital Resources". The Company currently estimates that approximately $40 million of such proceeds will be available to pay such distribution, which amount the Company intends to use to reduce its long-term debt.

         On April 25, 1997, the Company announced that it entered into a definitive agreement to sell the Mastercraft Group, a leading manufacturer of upholstery fabric, to Joan Fabrics Corporation, for a purchase price of $310 million, subject to adjustment,. The sale was completed in July 1997, and it is intended that the net proceeds will be used to reduce the Company's long-term debt.

GENERAL

         The Company is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems.

         During 1996 and the first half of 1997, the Company took major steps in implementing its automotive growth strategy, which is to expand the Company's core automotive businesses in North America and globally as well as to add complementary product offerings.

         The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American vehicle production.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS

The results for 1996 have been restated to reflect the Company's change in fiscal year end for comparative purposes.


                                                            QUARTER ENDED
                                                 JUNE 28, 1997       JUNE 22, 1996
                                              ------------------   ------------------
                                              AMOUNT     PERCENT   AMOUNT     PERCENT
                                              ------     -------   ------     -------
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
Net sales ................................   $416,018     100.0%  $302,831   100.0%
Cost of goods sold .......................    343,829      82.7    242,455    80.1
                                             --------   -------    --------  -----
Gross margin .............................     72,189      17.3     60,376    19.9
Selling, general & administrative expenses     30,030       7.2     22,607     7.4
                                             --------   -------    --------  -----
Operating income .........................   $ 42,159      10.1%  $ 37,769    12.5%
                                             ========   =======    ========  =====
EBITDA (1) ...............................   $ 55,971      13.5%  $ 46,214    15.3%





                                                                  SIX MONTHS ENDED
                                                         JUNE 28, 1997          JUNE 22, 1996
                                                        ---------------         -------------
                                                AMOUNT       PERCENT      AMOUNT      PERCENT
                                                ------      ---------     ------     --------
                                                         (DOLLAR AMOUNTS IN THOUSANDS)
Net sales....................................  $  831,578     100.0%     $  560,508    100.0%
Cost of goods sold...........................     689,144      82.9         453,545     80.9
                                               ------------   -----      ------------   -----
Gross margin.................................     142,434      17.1         106,963     19.1
Selling, general & administrative expenses         60,256       7.2          46,572      8.3
                                               ------------    -----     ------------   -----
Operating income.............................  $   82,178       9.9%     $   60,391     10.8%
                                               ============    =====     ============   =====
EBITDA (1)...................................  $  109,801      13.2%     $   76,358     13.6%


               (1) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, depreciation, amortization and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.


NET SALES: The Company's net sales increased 37.4% to approximately $416.0 million in the second quarter of 1997, up $113.2 million over the comparable 1996 quarter. For the first six months of 1997, the Company's net sales of $831.6 million were $271.1 million higher than the comparable period in 1996. The overall increase was due primarily to the acquisitions of JPS Automotive and Perstorp Components in December 1996 which together generated approximately $109.1 million and $211.6 million in net sales during the quarter and six months ended June 28, 1997, respectively. In addition, sales increased in plastic trim components, molded
                                      I-12

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


carpet, accessory mats and luggage compartment trim. These increases were partially offset by decreased sales of convertible top systems as well as by reduced sales of approximately $17.0 million as a result of strikes at Chrysler and General Motors in the second quarter of 1997. During the first quarter of 1996, the Company's sales were negatively impacted by the General Motors strike in March 1996. During the second quarter of 1997, there was a 2.0% decrease in the North American vehicle build compared to the comparable quarter of the prior year. For the remainder of the year, the Company currently does not expect any increase or decrease in the North American vehicle build versus last year.

Automotive bodycloth sales decreased 6.2% and increased 2.6% in the quarter and six months ended June 28, 1997, respectively, compared to the prior year periods. An increase in sales resulting from the acquisition of JPS Automotive was offset by reduced sales related to the strikes at Chrysler and General Motors in the second quarter of 1997 as well as by reduced sales to the Chrysler Caravan/Voyager and Ford Contour/Mercury Mystique.

Molded carpet sales increased 29.2% and 43.0% in the quarter and six months ended June 28, 1997, respectively, over the comparable prior year periods primarily resulting from the JPS Automotive acquisition and increased sales to the European automotive market. Increased sales to the Buick Park Avenue and Toyota Camry were partially offset by reduced sales to the Buick Century and Oldsmobile Cutlass Cierra.

Convertible top system sales decreased 15.2% and 15.4% in the quarter and six months ended June 28, 1997, respectively, over the comparable prior year periods principally due to decreased shipments of the Chrysler Sebring and reduced sales of the Ford Mustang. For the balance of the year, the Company expects convertible sales to continue to be below last year's outstanding performance.

Accessory mat sales increased 4.2% and 16.0% in the quarter and six months ended June 28, 1997, respectively, over the comparable prior year periods. The overall increase is attributable to increased sales to General Motors' Minivans, the Oldsmobile Cutlass, Buick Regal, Pontiac Grand Prix, Toyota Camry, Nissan Maxima and Sentra and new export programs, offset by decreased sales to the Honda Accord and Civic and Mitsubishi Gallant.

Luggage compartment trim sales increased 69.2% and 76.2% in the quarter and six months ended June 28, 1997, respectively, over the comparable prior year periods, primarily due to the acquisition of JPS Automotive. Increased sales to the Subaru Legacy Wagon and Buick Park Avenue were partially offset by reduced sales to the Mazda 626.

Plastic interior trim component sales increased 68.8% and 87.7% in the quarter and six months ended June 28, 1997, respectively. The increase in sales relates primarily to the launch during the latter part of 1996 of new programs for which Manchester Plastics is the supplier as well as the negative impact of a General Motors strike on Manchester Plastics' sales for the first quarter of 1996.


Acoustical products, which was acquired in December 1996, contributed $47.0 million and $91.4 million in net sales to the North American and European automotive markets during the quarter and six months ended June 28, 1997, respectively.


Of the Company's sales approximately 10% were attributable to products utilized in vehicles built outside of North America.

The above factors resulted in the Company's continuing operations' average sales content per vehicle built

                   COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in North America of approximately $89 for the second quarter of 1997 compared to an average of approximately $68 for the fiscal 1996 year.

GROSS MARGIN: For the second quarter of 1997, gross margin was 17.3%, down from 19.9% in the comparable period in 1996. For the six months ended June 28, 1997, gross margin decreased to 17.1% from 19.1% in the comparable 1996 period. The decrease in gross margin is attributable primarily to the lower margins in products sold by JPS Automotive and Perstorp Components and the decrease in sales of higher margin convertible top systems .

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 32.8% to $30.0 million in the second quarter of 1997, up $7.4 million over the comparable 1996 period. Selling, general and administrative expenses increased to $60.3 million for the six months ended June 28, 1997, up $13.7 million over the comparable 1996 period. The increase is primarily due to the acquisitions of JPS Automotive and Perstorp Components.

INTEREST EXPENSE: Interest expense allocated to continuing operations, net of interest income of $.3 million in the second quarter of 1997 and $1.0 million in the second quarter of 1996, increased $10.5 million to $19.3 million in the second quarter of 1997 from $8.8 million in the second quarter of 1996. Interest expense allocated to continuing operations, net of interest income of $.6 million and $1.5 million for the six months ended June 28, 1997 and June 22, 1996, respectively, increased to $38.1 million for the six months ended June 28, 1997 as compared to $16.9 million for the comparable period in 1996. Total interest expense, including amounts allocated to discontinued operations and excluding interest income, increased to $24.9 million and $51.3 million in the quarter and six months ended June 28, 1997, respectively, from $16.3 million and $31.6 million in the quarter and six months ended June 22, 1996, respectively. The overall increase in interest expense was due to a higher amount of overall outstanding indebtedness, primarily related to the JPS Automotive and Perstorp Components acquisitions, as well as the higher interest rates associated with the $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes") issued by C&A Products in June 1996. The Subordinated Notes are guaranteed by the Company.


LOSS ON THE SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.6 million, net of amounts allocated to discontinued operations, was allocated to continuing operations in the second quarter of 1997 compared to a loss of $1.2 million, net of amounts allocated to discontinued operations, in the prior year quarter. Losses of $2.8 million and $2.6 million were allocated to continuing operations for the six months ended June 28, 1997 and June 22, 1996, respectively. Total loss on sale of receivables, including amounts allocated to discontinued operations, was $1.8 million and $3.4 million in the quarter and six months ended June 28, 1997, respectively, and $1.8 million and $3.8 million in the quarter and six months ended June 22, 1996, respectively. The decrease in the loss for the six months ended June 28, 1997 as compared to the prior year period relates to fewer receivables being sold to Carcorp during the first quarter of 1997 as a result of Floorcoverings and Wallcoverings being terminated as Sellers under the Receivables Facility.

OTHER EXPENSE (INCOME): The Company recognized foreign currency transaction losses of $1.1 million and $.7 million in the quarters ended June 28, 1997 and June 22, 1996, respectively, related to obligations to be settled in currencies other than the functional currency of its foreign operations. For the six months ended June 28, 1997 and June 22, 1996, the Company recognized a foreign currency transaction loss of $1.9 million and a gain of $.4 million, respectively. Also, in the quarter and six months ended June 28, 1997, the Company recognized income of $.6 million and $.9 million, respectively, related to its investment in the Perstorp joint venture.

                   COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES: In the quarter ended June 28, 1997, the provision for income taxes was $9.2 million compared to $11.3 million in the prior year quarter. For the six months ended June 28, 1997 the provision for income taxes was $17.5 million compared with a benefit of $132.9 million for the six months ended June 22, 1996. In the second quarter and first six months of 1997, and in the second quarter of 1996, income tax expense consisted of foreign, state, franchise and federal taxes. In the first six months of 1996, the benefit principally resulted from a reduction of valuation allowances against the Company's federal net operating loss carryforwards and other deferred tax assets offset by current foreign, state, franchise and federal taxes.


DISCONTINUED OPERATIONS: The Company's income from discontinued operations decreased to $3.9 million in the second quarter of 1997 compared to $5.0 million in the comparable 1996 period. The decrease results primarily from the sale of Floorcoverings in February 1997 offset by improved operating results at the Mastercraft Group. For the six months ended June 28, 1997, income from discontinued operations was $4.8 million compared to a loss of $17.1 million for the six months ended June 22, 1996. The increase relates primarily to Wallcoverings' results subsequent to April 29, 1996 being charged to the Company's existing discontinued operations reserves and improved operating results at the Mastercraft Group offset by the sale of Floorcoverings in February 1997. Wallcoverings has continued to experience sales declines since its proposed spin-off was first announced by the Company in April 1996. In January 1996, Wallcoverings reported a $23.3 million loss which resulted from certain charges for the write-down of inventory, the consolidation of operations and the closing of facilities.

The sale of Floorcoverings for approximately $195.6 million was completed in February 1997, resulting in a gain on the sale of discontinued operations of $85.3 million, net of taxes of $53.4 million.


EXTRAORDINARY LOSS: For the quarter and six months ended June 28, 1997, the Company recognized a loss of $.7 million, net of income taxes of $.4 million, in connection with the purchase of $19.4 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of the carrying values. For the quarter and six months ended June 22, 1996, the Company recognized a non-cash extraordinary charge of $6.6 million, net of income taxes of $4.7 million, related to the refinancing of its bank facilities. The refinancing was done in conjunction with the Company's offering of the Subordinated Notes.


NET INCOME: The combined effect of the foregoing resulted in net income of $14.8 million in the second quarter of 1997 compared to net income of $14.1 million for the comparable period of 1996. Net income for the six months ended June 28, 1997 and June 22, 1996 was $112.2 million and $150.5 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      The Company and its subsidiaries had cash and cash equivalents totaling $12.4 million and $14.3 million at June 28, 1997 and December 28, 1996, respectively. The Company had a total of $234.4 million of borrowing availability under its credit arrangements as of June 28, 1997. The total was comprised of $164.9 million under the Revolving Facility, $58.3 million under the Delayed Draw Term Loan and approximately $11.2 million under bank demand lines of credit in Canada and Austria. In addition, $88.7 million was available at that date under the Delayed Draw Term Loan for specified purposes as discussed below.


     During February 1997, the Company sold its Floorcoverings subsidiary for $195.6 million. The net proceeds were used to pay Facility. The Company completed the sale of the Mastercraft Group in July 1997 for a purchase price of $310 million, subject to adjustment. The Company intends to use the net proceeds from the sale to further reduce long-term debt. In addition, effective July 16, 1997 receivables generated by members of the Mastercraft

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Group are no longer being sold in connection with the Receivables Facility, as discussed below. Also, the Company completed the sale of Airbag in July 1997 for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the JPS Automotive Senior Notes, in connection with such sale, the Company currently intends to cause JPS Automotive to make an offer to purchase the JPS Automotive Senior Notes at 100% of their principal amount as soon as practicable. From the date of the acquisition of JPS Automotive through August 11, 1997, however, the JPS Automotive Senior Notes have traded at values in excess of 100% of their principal amount. Accordingly, the Company currently expects to cause JPS Automotive to use the proceeds remaining from the sale of Airbag after the termination of the offer to purchase to make a distribution to C&A Products, to the extent allowed under the restricted payments provisions of the JPS Automotive Senior Notes indenture discussed below. The Company currently estimates that approximately $40 million of such proceeds will be available to pay such distribution, which amount the Company intends to use to reduce its long-term debt.

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


         On June 3, 1996, the Company and C&A Products entered into an amendment and restatement (the "Amendment") of the Credit Agreement Facilities and the Term Loan B Facility (collectively, the "Bank Credit Facilities"). The Amendment was effected in connection with the sale of the Subordinated Notes described below and the use of proceeds from such sale to repay various outstanding loans under the Credit Agreement Facilities. As a result of the Amendment and the repayment of a portion of the Credit Agreement Facilities with a portion of the proceeds from the Subordinated Notes, the Bank Credit Facilities consist of (i) the Term Loan Facility, in an aggregate principal amount of $195 million (including a $45 million facility in Canada), payable in installments until final maturity on July 13, 2002, (ii) the Term Loan B Facility, in the principal amount of $195.8 million, payable in installments until final maturity on December 31, 2002, and (iii) the Revolving Facility, having an aggregate principal amount of up to $250 million and terminating on July 13, 2001. The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. Certain of these tests and covenants were waived for the second quarter of 1997 in connection with the sale of Mastercraft and Airbag. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses,
(x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) effect the proposed spin-off of Wallcoverings or the distribution of certain net proceeds of a sale of Wallcoverings if the proposed spin-off is not effected. In addition, the Company is permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million (which amount has been increased to $24 million for fiscal 1997) and
(ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and is permitted to pay additional dividends to effect the proposed spin-off of Wallcoverings or in amounts representing certain net proceeds from any sale of Wallcoverings in the event the proposed spin-off is not effected. The Company's obligations under the Bank Credit Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

         On June 10, 1996 C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the
                                      I-16

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


         In connection with the closing of the acquisition of JPS Automotive (the "JPS Automotive Acquisition"), in early December 1996 the Company amended the Bank Credit Facilities primarily to allow for the existence of the JPS Automotive Senior Notes and to allow the Company to use the proceeds from the sale of Floorcoverings to pay down the Revolving Facility and a portion of the Receivables Facility. As part of the JPS Automotive Acquisition, the Company paid off approximately $15 million of outstanding bank indebtedness of JPS Automotive. The cash portion of the purchase price of the JPS Automotive Acquisition, the purchase price for the acquisition of a minority interest in a JPS Automotive subsidiary and the bank indebtedness at JPS Automotive that was repaid at the time of closing were funded through the Company's Revolving Facility. In addition, as a result of the JPS Automotive Acquisition, holders of the JPS Automotive Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of JPS Automotive Senior Notes were so put to JPS Automotive and then purchased by JPS Automotive in the first quarter of 1997. In addition, in the quarter ended June 28, 1997, an additional $19.4 million principal amount of JPS Automotive Notes were purchased by JPS Automotive on the open market and retired. After giving effect to the above, JPS Automotive had as of June 28, 1997 approximately $92.3 million of indebtedness outstanding (including a premium of $3.7 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Bank Credit Facilities and the indenture governing the Subordinated Notes.

         The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of June 28,

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


         Additionally, in December 1996, in connection with the JPS Automotive Acquisition, the Company entered into a $200 million delayed draw term loan (the "Delayed Draw Term Loan"). The Delayed Draw Term Loan is a 5.25 year term loan which was entered into to finance or refinance the purchase of any JPS Automotive Senior Notes put by the holders to JPS Automotive as a result of the change in control resulting from the JPS Automotive Acquisition or otherwise acquired. The Delayed Draw Term Loan is available until December 11, 1997. Up to $20 million of the Delayed Draw Term Loan can be utilized for general corporate purposes, including premium and accrued interest on the JPS Automotive Senior Notes. Prior to the JPS Automotive Acquisition, the Company had purchased in the open market $68.0 million principal amount of JPS Automotive Senior Notes, which were subsequently retired by JPS Automotive. As of June 28, 1997, $53.0 million had been drawn under the Delayed Draw Term Loan and $147.0 million was available, consisting of $38.3 million available to refinance previously acquired JPS Automotive Senior Notes, $20.0 million available for general corporate purposes and $88.7 million available for future purchases of JPS Automotive Senior Notes. The Board of Directors of the general partner of JPS Automotive has authorized JPS Automotive to expend for the repurchase of JPS Automotive Senior Notes up to the amount of funds that may be drawn for such purpose under the Delayed Draw Term Loan. The Delayed Draw Term Loan's security and restrictive covenants are identical to those in the Bank Credit Facilities. Certain of these covenants were waived in connection with the sales of Mastercraft and Airbag.

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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at June 28, 1997 approximately $72.6 million was available under the variable funding certificates, $67.0 million of which was utilized.


         In connection with the proposed spin-off of Wallcoverings, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. The Company also terminated Floorcoverings as of February 6, 1997 as a Seller of receivables under the Receivables Facility in connection with the Company's sale of Floorcoverings. On March 25, 1997, the Trust redeemed $30 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced by eligible receivables. In connection with the sale of the Mastercraft Group, effective July 16, 1997 receivables generated by the Mastercraft Group are no longer being sold to Carcorp and transferred to the Trust, and the Company terminated Ack-Ti-Lining, Inc., a member of the Mastercraft Group, as a Seller of receivables under the Receivables Facility. The Company believes that approximately $30 million face value of term certificates will ultimately be redeemed due to the sale of the Mastercraft Group

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

as the related receivables are collected by the Trust. The Company anticipates largely offsetting the impact of this redemption on the Company's liquidity by utilizing receivables generated by the addition of recently acquired subsidiaries of the Company as Sellers to increase the amount available to the Company under the variable funding certificates.


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

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At June 28, 1997, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the first six months of 1997, the Company made lease payments relating to continuing operations of approximately $2.8 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $2.8 million during the remainder of 1997.


         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Bank Credit Facilities, the sale of receivables under the Receivables Facility and the proceeds from the sales of the Mastercraft Group and, to the extent permitted by the JPS Automotive Restricted Payments Tests, Airbag. Net cash used by the operating activities of the Company's continuing operations was $7.2 million for the second quarter of 1997. For the six months ended June 28, 1997 cash provided by continuing operating activities was $59.8 million.

         The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases, capital expenditures and, to a lesser extent, acquisitions. At June 28, 1997, the Company had total outstanding indebtedness of $996.1 million (excluding approximately $25.1 million of outstanding letters of credit and $.5 million of indebtedness of the discontinued operations) at an average interest rate of 9.4% per annum. Of the total outstanding indebtedness, $885.0 million relates to the Bank Credit Facilities and the Subordinated Notes.

         The Company's Board of Directors authorized the expenditure of up to $24 million in 1997 to repurchase shares of the Company's Common Stock in management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent an aggregate of $4.4 million and $16.2 million to repurchase shares during the quarter and six months ended June 28, 1997, respectively, and $9.6 million to repurchase shares during fiscal 1996.


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

ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.75% in the case of the "LIBOR Margin" and .75% in the case of the ABR Margin on June 28, 1997. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Bank Credit Facilities and the Delayed Draw Term Loan at
June 28, 1997 was 7.74%. The weighted average interest rate on the sold interests under the Receivables Facility at June 28, 1997 was 6.45%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at a rate of 11.5% per annum. The JPS Automotive Senior Notes bear cash interest at a rate of 11.125% per annum. Cash interest paid was $38.6 million and $17.6 million in the quarters ended June 28, 1997 and June 22, 1996, respectively. Cash interest paid for the six months ended June 28, 1997 and June 22, 1996 was $50.8 million and $28.9 million, respectively.

         Due to the variable interest rates under the Bank Credit Facilities, the Delayed Draw Term Loan and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. In addition, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27 million of notional principal amount. Based upon amounts outstanding at June 28, 1997, a .5% increase in LIBOR (5.7% at June 28, 1997) would impact interest costs by approximately $2.4 million annually on the Bank Credit Facilities and the Delayed Draw Term Loan and $.7 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the amount comes due in 2002.

         The current maturities of long-term debt primarily consist of the current portion of the Bank Credit Facilities, vendor financing, industrial revenue bonds and other miscellaneous debt.


         The maturities of long-term debt of the Company's continuing operations during the remainder of 1997 and for 1998, 1999, 2000 and 2001 are $24.7 million, $53.1 million, $62.0 million $67.5 million and $163.0 million, respectively. The JPS Automotive Senior Notes, to the extent not previously put to JPS Automotive or otherwise acquired by the Company or JPS Automotive, will mature in 2001. In addition, the Bank Credit Facilities and the Delayed Draw Term Loan provide for mandatory prepayments of the Term Loan and Term Loan B Facilities and the Delayed Draw Term Loan with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company other than proceeds generated from the sale of Floorcoverings, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities and the Delayed Draw Term Loan) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the Delayed Draw Term Loan, if fully drawn, will require a payment of $27 million on December 11, 1997 (the anniversary date of the initial draw) and equal quarterly payments in annual amounts equal to $38 million in 1998, $41 million in 1999, $42 million in 2000, $41 million in 2001 and $11 million at termination. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market. As discussed above, the Company currently intends to cause JPS Automotive to make such an offer to purchase JPS Automotive Senior Notes in connection with the recent sale of Airbag.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of June 28, 1997, the Company's continuing operations had approximately $27.6 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations in fiscal 1997 will aggregate approximately $90 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. As of June 28, 1997, Wallcoverings had approximately $5.3 million in outstanding capital expenditure commitments.

         The Company is sensitive to price movements in its raw material supply base. During the second quarter and first six months of 1997, prices for most of the Company's primary raw materials remained constant with price levels at December 28, 1996. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

         Since the Company announced in April 1996 its plan to spin off Wallcoverings, the Company has repaid $21 million of intercompany amounts owed to Wallcoverings and expended approximately $35 million to fund operations, working capital and capital expenditures and to replace receivables previously sold to Carcorp. During the remainder of 1997, the Company currently expects to expend (subject to the discretion of the Company's Board of Directors) approximately $17 million prior to the proposed spin-off of Wallcoverings principally to fund Wallcoverings' future operations, working capital and capital expenditure requirements. Amounts actually required for these purposes could differ materially from expected amounts due to, among other things, changes in Wallcoverings' operating results and the availability of outside financing for Wallcoverings. Wallcoverings has continued to experience sales declines since the proposed spin-off was first announced in April 1996.


         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings, will be approximately $18 million in fiscal 1997. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the

                   COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of June 28, 1997, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of June 28, 1997, the Company's estimate of its liability for these 31 sites, which exclude sites related to Wallcoverings, is approximately $33.4 million. As of June 28, 1997, the Company has established reserves of approximately $45.5 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.


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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         (a), (c) On May 28, 1997, the Company held its Annual Meeting of Stockholders. At such meeting, stockholders voted upon the election of three directors to hold office until the year 2000 Annual Meeting of Stockholders. The results of the voting were as follows:

                                                                Broker
         Nominee                         For       Withheld    Nonvotes

         Robert C. Clark               63,270,282    139,555     0
         David A. Stockman             63,274,282    135,555     0
         Randall J. Weisenburger       63,272,582    137,255     0

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


EXHIBIT
NUMBER                      DESCRIPTION


2.1 - Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products Co., Joan Fabrics Corporation and MC
         Group Acquisition Company L.L.C. is hereby incorporated by reference to
         Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended March 29, 1997.

2.2    - Asset Purchase Agreement dated as of June 30, 1997 by and between JPS
         Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current Report on Form 8-K dated July
         24, 1997.

2.3    - Closing Agreement dated July 24, 1997 between JPS Automotive L.P.,
         Safety Components International, Inc. and Safety Components Fabric
         Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current
         Report on Form 8-K dated July 24, 1997.

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

4.4 - Amended and Restated Credit Agreement, dated as of June 3, 1996, among Collins & Aikman Products Co., as - Borrower, Collins & Aikman
         Canada Inc., as Canadian Borrower, Collins & Aikman Corporation, as
         Guarantor, the lenders named therein, Bank of America N.T.S.A. and NationsBank, N.A., as Managing Agents, and Chemical Bank, as
         Administrative Agent, is hereby incorporated by Reference to Exhibit
         4.1 of Collins & Aikman Corporation's Current Report on Form 8-K dated
         June 3, 1996.

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

4.6    - Waiver, dated as of June 28, 1997, to the Amended and Restated Credit
         Agreement, dated as of June 3, 1996 among Collins & Aikman Products
         Co., Collins & Aikman Canada, Inc., Collins & Aikman Corporation, the
         Lenders parties thereto and The Chase Manhattan Bank, as Administrative
         Agent.

4.7    - Credit Agreement, dated as of December 5, 1996, among Collins &
         Aikman Products Co., as Borrower, Collins & Aikman Corporation, as
         Guarantor, the Lenders named therein and The Chase Manhattan Bank, as
         Administrative Agent, is hereby incorporated by reference to Exhibit
         4.6 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 26, 1996.


4.8 - Waiver, dated as of June 28, 1997, to the Credit Agreement, dated as of December 5, 1996, among Collins & Aikman Products Co., Collins &
         Aikman Corporation, the Lenders parties thereto and The Chase Manhattan
         Bank, as Administrative Agent.


4.9    - Indenture dated as of June 28, 1994, between JPS Automotive Products
         Corp., as Issuer, JPS Automotive L.P., as Guarantor and Shawmut Bank
         Connecticut, N.A., as Trustee, is hereby

         incorporated by reference to Exhibit 4.2 of JPS Automotive Corp.'s
         Registration Statement on Form S-1, Registration No. 33-75510.



4.10   - First Supplemental Indenture, dated as of October 5, 1994, between
         JPS Automotive Products Corp. and JPS Automotive L.P., as Co-Obligors, and Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.'s and JPS
         Automotive Products Corp.'s Report on Form 10-Q for the fiscal quarter ended October 2, 1994.


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

10.2   - Employment Agreement dated as of July 18, 1990 between Wickes
         Companies, Inc. and an executive officer is hereby ncorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.'s Report on Form
         10-K for the fiscal year ended January 26, 1991.

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

10.7   - Letter Agreement dated as of June 30, 1995 between Collins & Aikman
         Corporation and an executive officer is - hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation's Report on
         Form 10-K for the fiscal year ended January 27, 1996.

10.8   - Lease, executed as of the 1st day of June 1987, between Dura
         Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman
         Holdings Corporation's Registration Statement on Form S-2 (Registration
         No. 33-53179) filed July 6, 1994.


10.9   - Collins & Aikman Corporation 1996 Executive Incentive Compensation
         Plan is hereby incorporated by reference to Exhibit 10.9 of Collins
         & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.
                                     II-3


10.10 - Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation's Registration Statement on Form
         S-2 Registration No. 33-53179) filed July 6, 1994.

10.11 - 1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman
         Corporation's Report on Form 10-Q for the fiscal quarter ended April
         29, 1995.

10.12 - 1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins &
         Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended
         March 29, 1997.

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

10.20  - Amendment No. 1, dated September 5, 1995, among Carcorp, Inc., as
         Company, Collins & Aikman Products Co., as Master Servicer, and
         Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March
         30, 1995, among the Company, the Master Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman
         Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.
                                     II-4


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

(B)    REPORTS ON FORM 8-K.

         During the quarter for which this Report on Form 10-Q is filed, the Company did not file any Reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 11, 1997



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