Form 10-Q
period 1997-09-27
COLLINS & AIKMAN CORP
filed 1997-11-12
CIK 846815

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the quarter ended September 27, 1997

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the transition period from ______ to _______.

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

As of November 10, 1997, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 66,043,564 shares.

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except for per share data)



                                                                      QUARTER ENDED                      NINE MONTHS ENDED
                                                           ------------------------------------   ------------------------------
                                                           SEPTEMBER 27,          SEPTEMBER 21,   September 27,    September 21,
                                                               1997                    1996             1997            1996
                                                           -------------         -------------     -------------   -------------

Net sales........................................          $     368,008         $    266,903      $   1,199,586   $   827,411
                                                           -------------         -------------     -------------   -------------
Cost of goods sold...............................                351,055              220,495          1,040,199       674,040
Selling, general and administrative
   expenses......................................                 34,202               21,680           94,458          68,252
Impairment of long lived assets..................                 22,600                   --           22,600              --
                                                           -------------         -------------     -------------   -------------
                                                                 407,857              242,175          1,157,257       742,292
                                                           -------------         -------------     -------------   -------------
Operating income (loss)..........................                (39,849)              24,728             42,329        85,119

Interest expense, net............................                 19,807               11,631             57,891        28,517
Loss on sale of receivables......................                    532                1,084              3,295         3,668
Other income.....................................                 (2,269)                 (15)            (1,297)         (402)
                                                           -------------         -------------     -------------   -------------
Income (loss) from continuing operations
   before income taxes...........................                (57,919)              12,028            (17,560)       53,336
Income tax expense (benefit) ....................                (15,917)               5,141              1,577      (127,711)
                                                           -------------         -------------     -------------   -------------
Income (loss) from continuing operations.........                (42,002)               6,887            (19,137)      181,047
Income (loss) from discontinued operations,
   net of income taxes of $(336),  $2,801, $2,835
   and $6,391 ...................................                   (496)               4,791              4,306       (12,271)
Gain on sale of discontinued operations,
   net of income taxes of $32,000 and $85,358....                  76,449                    -           161,741             -
                                                           -------------         -------------     -------------   -------------
Income before extraordinary loss.................                  33,951              11,678            146,910       168,776
Extraordinary loss, net of income taxes of $443
   and $4,709....................................                       -                   -               (721)       (6,610)
                                                           -------------         -------------     -------------   -------------
Net income.......................................          $       33,951        $     11,678      $     146,189   $   162,166
                                                           ==============        =============     =============   =============

Net income per primary and fully diluted common share:
   Continuing operations.........................          $      (.62)          $         .10     $      (.28)    $      2.59
   Income (loss) from discontinued operations....                 (.01)                    .07             .06            (.18)
   Gain on sale of discontinued operations.......                 1.13                      -             2.39               -
   Extraordinary loss............................                    -                      -             (.01)           (.09)
                                                           --------------        -------------     -------------   -------------
   Net income....................................          $       .50           $        .17      $      2.16     $      2.32
                                                           ==============        =============     =============   =============

Average common shares outstanding:
   Primary.......................................                 67,248               69,925             67,590        70,016
   Fully diluted.................................                 67,260               69,937             67,692        70,020
                                                           ==============        =============     =============   =============


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)






                                                                   (UNAUDITED)
                                                                  SEPTEMBER 27,       DECEMBER 28,
                            ASSETS                                    1997               1996
                                                                 --------------   -----------------
Current Assets:
   Cash and cash equivalents...................................    $     89,369   $        14,314
   Accounts and other receivables, net.........................         212,380           200,763
   Inventories.................................................         138,549           121,971
   Net assets of discontinued operations.......................          46,800           263,523
   Other.......................................................         102,205           128,762
                                                                 --------------   -----------------
     Total current assets......................................         589,303           729,333

Property, plant and equipment, net.............................         353,822           351,282
Deferred tax assets............................................          98,549            91,690
Goodwill, net..................................................         260,401           283,271
Other assets...................................................          84,350            74,713
                                                                 --------------   -----------------
                                                                   $  1,386,425    $    1,530,289
                                                                 ==============   ==================


LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable...............................................    $      1,187   $         1,920
   Current maturities of long-term debt........................          38,992            37,565
   Accounts payable............................................         126,833           123,899
   Accrued expenses............................................         228,073           176,147
                                                                 --------------   -----------------
     Total current liabilities.................................         395,085           339,531

Long-term debt.................................................         803,651         1,138,029
Other, including postretirement benefit obligation.............         256,425           247,307
Commitments and contingencies..................................

Common stock (150,000 shares authorized, 70,521
     shares issued and 66,046 shares outstanding at
     September 27, 1997 and 70,521 shares issued and
     67,723 shares outstanding at December 28, 1996)...........             705              705
Other paid-in capital..........................................         586,945           585,207
Accumulated deficit............................................        (585,864)         (729,315)
Foreign currency translation adjustments.......................         (25,303)          (20,798)
Pension equity adjustment......................................         (10,165)          (10,165)
Treasury stock, at cost (4,475 shares at September 27, 1997
and 2,798 shares at December 28, 1996).........................         (35,054)          (20,212)
                                                                 --------------    -----------------
     Total common stockholders' deficit........................         (68,736)         (194,578)
                                                                 --------------    -----------------
                                                                   $  1,386,425     $   1,530,289
                                                                 ==============    ==================


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                Quarter Ended               Nine Months Ended
                                                                        ----------------------------  ----------------------------
                                                                        September 27,  September 21,   September 27, September 21,
                                                                            1997            1996           1997          1996
                                                                        ------------  --------------  -------------- -------------
OPERATING ACTIVITIES
Income (loss) from continuing operations.................................$ (42,002)    $    6,887       $  (19,137)   $   181,047
Adjustments to derive cash flow from continuing operating activities:
      Impairment of long lived assets....................................   22,600              -           22,600              -
      Deferred income tax expense (benefit)..............................   (4,854)         1,473            1,930       (137,691)
      Depreciation and leasehold amortization............................   10,524          6,623           32,004         19,187
      Amortization of goodwill...........................................    1,682          1,011            5,139          2,947
      Amortization of other assets.......................................    1,817          1,803            5,260          5,031
      Decrease (increase) in accounts and other receivables..............   34,807          5,295           41,095        (38,847)
      Increase in inventories............................................  (10,118)        (9,968)         (14,492)          (161)
      Increase (decrease) in accounts payable............................   (7,389)         7,245              253         18,991
      Increase in interest payable.......................................   13,908         12,993           13,121         14,385
      Other, net.........................................................    6,666         (4,715)            (283)        (1,751)
                                                                         ------------ ---------------  -------------  -------------

         Net cash provided by continuing operating
            activities...................................................    27,641         28,647           87,490         63,138
                                                                         ------------ ---------------  -------------  -------------
Cash provided by (used in) Wallcoverings,  Floorcoverings, Airbag and
   the Mastercraft Group discontinued operations.........................   (4,401)        12,328            1,485         22,797
Cash provided by (used in) other discontinued operations.................   (2,208)        (3,380)          (6,936)           552
                                                                         ------------ ---------------  -------------  -------------

            Net cash provided by (used in) discontinued operations.......   (6,609)         8,948           (5,451)        23,349
                                                                         ------------ ---------------  -------------  -------------
INVESTING ACTIVITIES
Additions to property, plant and equipment...............................  (16,153)       (22,965)         (51,003)       (67,313)
Sales of property, plant and equipment...................................      404             41            1,176          3,087
Proceeds from disposition of discontinued operations.....................  366,500              -          562,100              -
Acquisition of businesses, net of cash acquired..........................  (13,554)        (3,077)         (13,554)      (191,106)
Proceeds from sale-leaseback arrangement.................................        -              -                -          7,404
Other, net...............................................................  (58,688)       (43,006)         (95,442)       (47,925)
                                                                         ------------ ---------------  -------------  -------------

         Net cash provided by (used in) investing activities.............  278,509        (69,007)         403,277       (295,853)
                                                                         ------------ ---------------  -------------  -------------

FINANCING ACTIVITIES
Issuance of long-term debt...............................................        -          2,381            4,495        599,927
Repayment of long-term debt..............................................  (92,905)        (6,015)        (134,905)      (283,035)
Proceeds from (reduction of)  participating interests in accounts
   receivable, net of redemptions........................................  (67,000)        15,000          (55,000)        (9,000)
Net borrowings (repayments) on revolving credit facilities...............  (60,000)        22,000         (204,000)       (70,000)
Net repayments on notes payable..........................................     (319)          (634)            (499)        (1,540)
Purchase of treasury stock...............................................   (1,673)          (491)         (17,910)        (2,440)
Proceeds from exercise of stock options..................................        -            141              328            406
Other, net...............................................................     (696)             -           (2,770)       (17,169)
                                                                         ------------ ---------------  -------------  -------------

         Net cash provided by (used in) financing activities............. (222,593)        32,382         (410,261)       217,149
                                                                         ------------ ---------------  -------------  -------------

Net increase in cash and cash equivalents................................   76,948            970           75,055          7,783
Cash and cash equivalents at beginning of period.........................   12,421          7,774           14,314            961
                                                                         ------------ ---------------  -------------  -------------
Cash and cash equivalents at end of period...............................$  89,369     $    8,744       $   89,369    $     8,744
                                                                         ============ ===============  =============  =============

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

            Prior to the Recapitalization, the Company was jointly owned by Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates. As of September 27, 1997, Blackstone Partners and WP Partners and their respective affiliates collectively own approximately 81% of the Common Stock.

            The Company conducts all of its operating activities through its wholly-owned C&A Products subsidiary.

B.          Basis of Presentation:

            The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to these condensed consolidated financial statements for the quarter and nine months ended September 21, 1996 to conform to the fiscal 1997 presentation and are primarily related to the Mastercraft Group being reclassified as a discontinued operation (see Note K) and to the change in fiscal year (see Note C).

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

D.          Acquisitions:

            On August 31, 1997, the Company purchased certain automotive acoustics assets in Germany and assumed certain liabilities from Perstorp AB ("Perstorp") for approximately $13.6 million, subject to post closing adjustment. On December 11, 1996, the Company had acquired Perstorp's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain (collectively referred to as "Perstorp Components") for approximately $108 million, subject to adjustment. Additionally, in December 1996, the Company and Perstorp entered into a joint venture agreement relating to Perstorp's automotive supply operations (primarily acoustical and plastic components) in Sweden, Belgium and France. On December 11, 1996, the Company also completed the acquisition of JPS Automotive L.P. ("JPS Automotive") for a purchase price of $220 million, subject to post closing adjustment, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million in cash. In connection with the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

acquisition of JPS Automotive, the Company acquired the minority interest in a JPS Automotive subsidiary for $10 million. On May 1, 1996, the Company acquired the business of BTR Fatati Limited ("Fatati"), a manufacturer and supplier of molded floor carpets and luggage component trim for the European automotive market. On January 3, 1996, the Company completed the acquisition of Collins & Aikman Plastics ("C&A Plastics") (formerly known as Manchester Plastics) for a purchase price of approximately $184.0 million, including $40.4 million of debt extinguished in connection with the acquisition.

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

            Amortization of certain interest rate protection agreements that expired during October 1996 amounted to $.3 million and $.8 million during the quarter and nine months ended September 21, 1996, respectively.

            During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the amount comes due in 2002.

F.          Goodwill and Impairment of Long Lived Assets:

            Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over the period of forty years. Amortization of goodwill applicable to continuing operations was $1.7 million and $5.1 million for the quarter and nine months ended September 27, 1997, respectively, and $1.0 million and $2.9 million for the quarter and nine months ended September 21, 1996, respectively. Accumulated amortization at September 27, 1997 was $9.3 million. The carrying value of goodwill is reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods.

            During the third quarter of 1997, C&A Plastics incurred charges of $31.3 million for provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. In addition, the recoverability of C&A Plastics' assets and goodwill was evaluated and the Company determined that the carrying values of certain assets and goodwill allocated to two of its manufacturing facilities were impaired. Accordingly, the Company wrote down fixed assets by $5.1 million and the carrying value of goodwill was reduced by $17.5 million. At September 27, 1997, the Company believes its remaining

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


goodwill of $260.4 million was fully recoverable.

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

            Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at September 27, 1997, approximately $69.9 million was available under the variable funding certificates, none of which was utilized.

            The term certificates bear interest at an average rate equal to one-month LIBOR plus .34% per annum. The variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

            As of September 27, 1997, the Trust's receivables pool was $192.9 million, net of allowances for doubtful accounts. As of September 27, 1997, the holders of term certificates and variable funding certificates collectively possessed an $80.0 million undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts receivable balance as of that date.


            In connection with the proposed disposition by the Company of its Imperial Wallcoverings Inc. subsidiary ("Wallcoverings"), as discussed in Note K, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. Also, in connection with the sale of its Floorcoverings subsidiary ("Floorcoverings"), as discussed in Note K, Floorcoverings was terminated as a Seller of receivables under the Receivables Facility on February 6, 1997. On March 25, 1997, the Trust redeemed $30.0 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced with eligible receivables. In connection with the sale of the Mastercraft Group, effective July 16, 1997, receivables generated by members of the Mastercraft Group ceased to be sold in connection with the Receivables Facility and Ack-Ti-Lining, Inc., a member of the Mastercraft Group, was terminated as a Seller of receivables under the Receivables Facility. The Company believes that approximately $30 million face value of term certificates will ultimately be redeemed as receivables of the Mastercraft Group previously sold to Carcorp are collected by the Trust. The Trust currently maintains $24.5 million in cash collateral to effect the redemption.


            See Note K for loss on sale amounts allocated to discontinued operations associated with the Receivables Facility.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


H.          Inventories:

            Inventory balances are summarized as follows (in thousands):




                                                   September 27,                December 28,
                                                        1997                          1996
                                             --------------------------  ---------------------------
             Raw materials..................    $        68,268               $      60,930
             Work in process................             31,212                      26,663
             Finished goods.................             39,069                      34,378
                                            --------------------------   -----------------------------
                                                $       138,549               $     121,971

                                             ==========================   ============================


I.          Interest Expense, Net:

            Interest expense allocated to continuing operations for the quarters ended September 27, 1997 and September 21, 1996 is net of interest income of $2.3 million and $1.0 million, respectively. Interest expense allocated to continuing operations for the nine months ended September 27, 1997 and September 21, 1996 is net of interest income of $3.0 million and $2.5 million, respectively. See Note K for interest expense allocated to discontinued operations.

J.          Facility Closing Costs:


            In January 1996, the Company in its continuing operations provided for the cost to rationalize one manufacturing facility affecting approximately 90 employees. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued Wallcoverings segment. During the nine months ended September 27, 1997, the Company expended approximately $.1 million related to closure and disposal of idled facilities and severance benefits for continuing operations. No expenditures were made for facility closing costs for continuing operations in the quarter ended September 27, 1997. Cash outlays for facility closing costs related to discontinued operations during the quarter and nine months ended September 27, 1997 were approximately $.1 million and $.6 million, respectively, for severance benefits and $.3 million and $1.4 million, respectively, for closing and disposal of idled facilities.

            In connection with the acquisition of JPS Automotive, the Company has developed preliminary plans for JPS Automotive to rationalize certain manufacturing locations as well as marketing and administrative functions. These plans have not been finalized. During the fourth quarter of fiscal 1996, costs accrued for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. The Company expended approximately $.5 million and $1.8 million, respectively, during the quarter and nine months ended September 27, 1997 for the shutdown of facilities and severance and other personnel costs related to the JPS Automotive facilities and personnel.

K.          Discontinued Operations:


            On July 24, 1997, JPS Automotive completed the sale of its Air Restraint and Technical Products Division, an airbag and industrial fabric business ("Airbag"), to Safety Components International, Inc. for a purchase price of $56.3 million, subject to adjustment. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Pursuant to the indenture governing the JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"), in connection with an offer to purchase (up to the amount of the net

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


proceeds from the sale) the JPS Automotive Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of JPS Automotive Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35.0 million to C&A Products, as permitted under the restricted payments provisions of the JPS Automotive Senior Notes indenture. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

            In July, 1997, the Company completed its sale of the Mastercraft Group for a purchase price of approximately $310 million, subject to adjustment. A portion of the net proceeds from the sale were used to reduce the Company's long-term debt.

            In February 1997, the Company completed the sale of its Floorcoverings subsidiary for $195.6 million and the net proceeds were used to pay down debt incurred to finance the Company's automotive strategy.

            On April 9, 1996, the Company announced a proposed plan to spin off Wallcoverings to the Company's stockholders in the form of a stock dividend. On October 28, 1997, the Company announced that it received a proposal for the acquisition of Wallcoverings and was reviewing all its options with respect to Wallcoverings. On November 5, 1997, the Company announced that it entered into an agreement to sell Wallcoverings to a company sponsored by an affiliate of Blackstone Partners. The sale of Wallcoverings is subject to financing, regulatory clearance and other conditions and there can be no assurance that the transaction will be completed or as to the timing thereof. The transaction is expected to close in the first quarter of 1998. If the transaction is not completed by May 31, 1998, either party may terminate the agreement. In connection with the transaction, the Company recorded a loss of approximately $21.1 million in the third quarter of 1997. See Note R.


            The Company has accounted for the financial results and net assets of Airbag, the Mastercraft Group, Floorcoverings and Wallcoverings as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect these businesses as discontinued operations.

            The following information relates to income (loss) from discontinued operations, net of income taxes, (in millions):



                                               Quarter Ended                                               Nine Months Ended
                          -------------------------------------------------     --------------------------------------------------

                          September 27, 1997         September 21, 1996          September 27 , 1997         September 21, 1996
                          ----------------------    -----------------------      ------------------------  -----------------------

Mastercraft Group            $       (.6)           $            1.8               $        3.4            $           4.4
Floorcoverings                         -                         3.0                         .5                        6.5
Airbag                                .1                         -                           .4                        -
Wallcoverings                          -                         -                          -                        (23.2)
                          ======================    =======================      ========================  =======================
                             $       (.5)           $            4.8               $        4.3            $         (12.3)
                          ======================    =======================      ========================  =======================



            Wallcoverings incurred operating losses subsequent to April 29, 1996 which were charged to the Company's existing discontinued operations reserves. The Wallcoverings' operating losses were in excess of management's forecasted expectations as of the date of discontinuance but within previously established accruals. Included in the loss on sale of Wallcoverings discussed above are expected operating losses to be incurred through the date of disposition. Included in Wallcoverings' first quarter 1996 loss were $9.9 million in charges related to the consolidation of distribution activities and the closure of the segment's Hammond, Indiana facility. See Note J for further discussion on facility closings. Additionally, $3.0 million in charges related to the impairment of assets and $10.8 million related to a write-down of inventory were incurred in the first quarter of 1996.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


            Net interest expense of discontinued operations including amounts attributable to discontinued operations was $12.6 million for the nine months ended September 27, 1997, and $8.0 million and $21.1 million, respectively, for the quarter and nine months ended September 21, 1996. Interest expense of $12.6 million for the nine months ended September 27, 1997, and $7.9 million and $20.9 million, respectively, for the quarter and nine months ended September 21, 1996, was allocated to discontinued operations based upon the ratio of net book value of discontinued operations to consolidated invested capital. No interest expense was allocated to discontinued operations for the quarter ended September 27, 1997.


            A portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the Trust's receivable pool related to Floorcoverings and the Mastercraft Group to
(y) the total of the Trust's receivables pool. For the nine months ended September 27, 1997, $.6 million of loss on sale of receivables was allocated to discontinued operations. No allocation of loss on sale of receivables was made to discontinued operations in the quarter ended September 27, 1997. For the quarter and nine months ended September 21, 1996, $.6 million and $1.8 million, respectively, of loss on sale of receivables was allocated to discontinued operations.


L.          Related Party Transactions:


            Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly. During the third quarter of 1997, in connection with the sale of the Mastercraft Group, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, totaling approximately $4.2 million. During the first quarter of 1997, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the sale of Floorcoverings, totaling approximately $2.7 million. During the first quarter of 1996, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the acquisition of Manchester Plastics totaling $2.5 million. During the second quarter of 1996, Wasserstein Perella Securities, Inc., an affiliate of WP Partners, participated as a lead underwriter in C&A Products' offering of Subordinated Notes and was paid fees of approximately $5.4 million in connection therewith.

            On November 5, 1997, the Company announced that it entered into an agreement to sell Wallcoverings to a company sponsored by an affiliate of Blackstone Partners. The transaction was approved by a special committee of the Company's Board of Directors composed of independent directors. The sale of Wallcoverings is subject to financing, regulatory clearance and other conditions and there can be no assurance that the transaction will be completed or as to the timing thereof. See Note R.

M.          Information About the Company's Operations:

            The geographic dispersion of the operations of the Company and its subsidiaries did not change significantly from December 28, 1996 to September 27, 1997.


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

            See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

            C&A Products (or its predecessor, Group) has assigned leases related to real and personal property of divested businesses. Although C&A Products has obtained releases from the lessors of certain of these properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or results of operations.

O.          Common Stockholders' Deficit:

            Activity in common stockholders' deficit is as follows (in thousands):




                                                                               Foreign
                                                Other                         Currency          Pension
                                    Common      Paid-in      Accumulated      Translation       Equity       Treasury
                                     Stock      Capital        Deficit        Adjustments     Adjustment      Stock         Total
                                 -----------  -----------   -------------    -------------  --------------  ----------   -----------
Balance at December 28, 1996.....$      705   $   585,207  $    (729,315)   $    (20,798)   $   (10,165)   $  (20,212)   $ (194,578)

Compensation expense
   adjustment....................        -         1,738              -               -              -             -         1,738
Net income.......................        -             -        146,189               -              -             -       146,189
Purchases of treasury stock
   (2,041 shares) ...............        -             -              -               -              -       (17,910)      (17,910)
Exercise of stock options
   (363 shares)..................        -             -         (2,738)              -              -         3,068           330
Foreign currency
   translation adjustments.......        -             -              -          (4,505)             -                      (4,505)
                                ----------- ------------  --------------- -------------  --------------  ------------ -------------



Balance at September 27, 1997.... $     705  $    586,945  $    (585,864)   $    (25,303)  $    (10,165)   $  (35,054)  $   (68,736)

                                 =========== ============  ===============  =============  =============  ============ =============

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


Q.          Significant Subsidiary:

            The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):


                                                    For the Quarter Ended                     For the Nine Months Ended
                                           September 27, 1997   September 21, 1996     September 27, 1997    September 21, 1996
                                           ------------------    -----------------     ------------------    ------------------
Net sales..................................  $  368,008          $    266,903           $    1,199,586        $  827,411
Gross margin ..............................      16,953                46,408                  159,387           153,371
Income (loss) from continuing operations...     (42,206)                6,791                  (19,243)          180,873
Income before extraordinary loss...........      33,747                11,582                  146,804           168,602
Net income ................................      33,747                11,582                  146,083           161,992

                                         September 27, 1997     December 28, 1996
                                         ------------------     -----------------
Current assets.............................  $  589,084         $     728,586
Noncurrent assets..........................     797,122               800,594
Current liabilities........................     395,083               339,519
Noncurrent liabilities.....................   1,057,494             1,382,754

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

R.          Subsequent Events

            On October 28, 1997, the Company announced that it received a proposal for the acquisition of Wallcoverings. The Company had previously announced that it intended to spin-off Wallcovering to the Company's shareholders and expected the spin-off to take place in the second half of 1997. In view of the acquisition proposal, however, the Company stated that it was reviewing all its options with respect to Wallcoverings and no longer expected a spin-off to take place in 1997.

            On November 5, 1997, the Company announced that it entered into an agreement to sell Wallcoverings to a company sponsored by Blackstone Capital Partners III Merchant Banking Fund LP, an affiliate of Blackstone Partners. The purchaser entered into a separate agreement to purchase the wallcovering and vinyl units of Borden Inc. (the "Borden Business") and has stated that it intends to combine Wallcoverings with the Borden Business. The purchase price for Wallcoverings includes $58.0 million in cash, subject to adjustment based on the cash flow of Wallcoverings between November 2, 1997 and the closing, and an option for 6.7% of the outstanding common stock of the new company (which will include Wallcoverings and the Borden Business). The Company estimates the after-tax value of the transaction to the Company to be in the range of approximately $90.0 million to $97.0 million, depending on the closing date. In connection with the transaction, the Company recorded a loss of approximately $21.1 million in the third quarter of 1997.

            The sale of Wallcovering is subject to financing, regulatory clearance and other conditions (including the satisfaction or waiver of the purchaser's conditions to consummating the acquistion of the Borden

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Concluded)
                                   (Unaudited)

Business) and there can be no assurance that the transaction will be completed or as to the timing thereof. The sale is expected to close in the first quarter of 1998. If the transaction is not completed by May 31, 1998, either party may terminate the agreement.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RECENT DEVELOPMENTS

            On October 28, 1997, the Company announced that it received a proposal for the acquisition of Wallcoverings. The Company had previously announced that it intended to spin-off Wallcovering to the Company's shareholders and expected the spin-off to take place in the second half of 1997. In view of the acquisition proposal, however, the Company stated that it was reviewing all its options with respect to Wallcoverings and no longer expected a spin-off to take place in 1997.

            On November 5, 1997, the Company announced that it entered into an agreement to sell Wallcoverings to a company sponsored by Blackstone Capital Partners III Merchant Banking Fund LP, an affiliate of Blackstone Partners. The purchaser entered into a separate agreement to purchase the wallcovering and vinyl units of Borden Inc. (the "Borden Business") and has stated that it intends to combine Wallcoverings with the Borden Business. The purchase price for Wallcoverings includes $58.0 million in cash, subject to adjustment based on the cash flow of Wallcoverings between November 2, 1997 and the closing, and an option for 6.7% of the outstanding common stock of the new company (which will include Wallcoverings and the Borden Business). The Company estimates the after-tax value of the transaction to the Company to be in the range of approximately $90 million to $97 million, depending on the closing date. In connection with the transaction, the Company recorded a loss of approximately $21.1 million in the third quarter of 1997.

            The sale of Wallcovering is subject to financing, regulatory clearance and other conditions (including the satisfaction or waiver of the purchaser's conditions to consummating the acquisition of the Borden Business) and there can be no assurance that the transaction will be completed or as to the timing thereof. The sale is expected to close in the first quarter of 1998. If the transaction is not completed by May 31, 1998, either party may terminate the agreement.

            On August 31, 1997, the Company purchased certain automotive acoustics assets and assumed certain liabilities in Germany from Perstorp for approximately $13.6 million, subject to post closing adjustment.


            On July 24, 1997, JPS Automotive completed its sale of Airbag, its airbag and industrial fabric division, to Safety Components International, Inc. for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the JPS Automotive Senior Notes, in connection with such sale, the Company caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the JPS Automotive Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of JPS Automotive Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35 million to C&A Products, under the restricted payments provisions of the JPS Automotive Senior Notes indenture. See "- Liquidity and Capital Resources". The Company intends to use the proceeds of this distribution to reduce its long-term debt.

            In July, 1997, the Company completed its sale of the Mastercraft Group, a leading manufacturer of upholstery fabric, to Joan Fabrics Corporation, for a purchase price of $310 million, subject to adjustment. A portion of the net proceeds were used to reduce the Company's long-term debt.

GENERAL


            The Company is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


            During 1996 and the first nine months of 1997, the Company took major steps in implementing its automotive growth strategy, which is to expand the Company's core automotive businesses in North America and globally as well as to add complementary product offerings.

            The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American vehicle production.

RESULTS OF OPERATIONS

The results for 1996 have been restated to reflect the Company's change in fiscal year end for comparative purposes.

                                                                           Quarter Ended
                                                  ---------------------------------------------------------------
                                                       September 27, 1997                  September 21, 1996
                                                  --------------------------         ----------------------------
                                                    Amount          Percent             Amount            Percent
                                                  ----------       ---------         ----------           -------
                                                                         (dollar amounts in thousands)
Net sales.......................................  $  368,008        100.0%           $  266,903            100.0%
Cost of goods sold..............................     351,055         95.4               220,495             82.6
                                                  ----------       ---------         ----------           -------
Gross margin....................................      16,953          4.6                46,408             17.4
Selling, general & administrative expenses            34,202          9.3                21,680              8.1
Impairment of long lived assets ................      22,600          6.1                     -              -
                                                  ----------       ---------         ----------           -------

Operating income (loss) ........................  $  (39,849)       (10.8)%          $   24,728              9.3%
                                                  ==========       ==========        ==========           ========
EBITDA (1)......................................  $     (936)         (.3)%          $   33,166             12.4%





                                                                             Nine Months Ended
                                                  ---------------------------------------------------------------
                                                       September 27, 1997                September 21, 1996
                                                  --------------------------         -----------------------------
                                                    Amount          Percent            Amount             Percent
                                                  ----------       ---------         ----------           -------
                                                                 (dollar amounts in thousands)
Net sales.......................................  $ 1,199,586        100.0%         $ 827,411              100.0%
Cost of goods sold..............................    1,040,199         86.7            674,040               81.5
                                                  -----------      ---------         ---------             -------
Gross margin....................................      159,387         13.3            153,371               18.5
Selling, general & administrative expenses             94,458          7.9             68,252                8.2
Impairment of long lived assets.................       22,600          1.9                  -                -
                                                  -----------      ---------         ---------             -------
Operating income................................  $    42,329          3.5%         $  85,119               10.3%
                                                  ===========      =========        ==========             =======
EBITDA (1)......................................  $   108,865          9.1%         $ 109,524               13.2%



               (1) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, depreciation, amortization and other non-cash charges. EBITDA does not represent and should

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.


Net Sales: The Company's net sales increased 37.9% to approximately $368.0 million in the third quarter of 1997, up $101.1 million over the comparable 1996 quarter. For the first nine months of 1997, the Company's net sales of $1,199.6 million were $372.2 million higher than the comparable period in 1996. The overall increase was due primarily to the acquisitions of JPS Automotive and Perstorp Components in December 1996, which together generated approximately $99.0 million and $310.6 million in net sales during the quarter and nine months ended September 27, 1997, respectively. In addition, during the nine months ended September 27, 1997, sales increased in plastic trim components, molded carpet, accessory mats and luggage compartment trim. These increases were partially offset by decreased sales of convertible top systems as well as by reduced sales of approximately $17.0 million as a result of strikes at Chrysler and General Motors in the second quarter of 1997. During the first quarter of 1996, the Company's sales were negatively impacted by the General Motors strike in March 1996. During the third quarter of 1997, there was a 2.0% decrease in the North American vehicle build compared to the comparable quarter of the prior year. For the remainder of the year, the Company currently does not expect any increase or decrease in the North American vehicle build versus last year.

Automotive bodycloth sales increased 8.7% and 4.5% in the quarter and nine months ended September 27, 1997, respectively, compared to the prior year periods. An increase in sales resulting from the acquisition of JPS Automotive was offset by reduced sales to the Ford Contour/Mercury Mystique and Ford Explorer. Sales for the nine months ended September 27, 1997 were also negatively impacted by the strikes at Chrysler and General Motors in the second quarter of 1997 as well as by reduced sales to the Chrysler Caravan/Voyager.

Molded carpet sales increased 38.3% and 40.5% in the quarter and nine months ended September 27, 1997, respectively, over the comparable prior year periods primarily resulting from the JPS Automotive acquisition and increased sales to the European automotive market. Increased sales to the Buick Park Avenue, Toyota Camry and Dodge Dakota truck were partially offset by reduced sales to the Buick Century and Oldsmobile Cutlass Cierra.

Convertible top system sales decreased 34.3% and 20.5% in the quarter and nine months ended September 27, 1997, respectively, over the comparable prior year periods principally due to decreased production of the Chrysler Sebring and the Ford Mustang convertibles. For the balance of the year, the Company expects convertible sales to continue to be below last year's outstanding performance.

Accessory mat sales increased 12.7% and 33.5% in the quarter and nine months ended September 27, 1997, respectively, over the comparable prior year periods. The overall increase is attributable to increased sales to General Motors' Minivans, the Oldsmobile Cutlass, Buick Regal, Pontiac Grand Prix, Toyota Camry, Nissan Maxima and Sentra and new export programs, offset by decreased sales to the Honda Accord and Civic and Mitsubishi Gallant.

Luggage compartment trim sales increased 56.7% and 69.8% in the quarter and nine months ended September 27, 1997, respectively, over the comparable prior year periods, primarily due to the acquisition of JPS Automotive. Sales increases also resulted from higher Toyota Camry volumes and the full year impact of the Buick Park Avenue and Subaru Legacy Wagon which started in mid-1996.


Plastic interior trim component sales increased 44.4% and 71.0% in the quarter and nine months ended September 27, 1997, respectively. The increase in sales relates primarily to the launch during the latter

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


part of 1996 of new programs for which C&A Plastics is the supplier as well as the negative impact of a General Motors strike on C&A Plastics' sales for the first quarter of 1996.

Acoustical products, which was acquired in December 1996, contributed $39.6 million and $131.0 million in net sales to the North American and European automotive markets during the quarter and nine months ended September 27, 1997, respectively.


Of the Company's sales approximately 16% were attributable to products utilized in vehicles built outside of North America.

The above factors resulted in the Company's continuing operations' average sales content per vehicle built in North America of approximately $88 for the third quarter of 1997 compared to an average of approximately $68 for the fiscal 1996 year.

Gross Margin: For the third quarter of 1997, gross margin was 4.6%, down from 17.4% in the comparable period in 1996. For the nine months ended September 27, 1997, gross margin decreased to 13.3% from 18.5% in the comparable 1996 period. During the third quarter of 1997, the Company incurred charges of approximately $57.9 million principally related to C&A Plastics. These charges included asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. Of the $57.9 million of charges, $34.0 million is included in cost of goods sold, $22.6 million is discussed below as impairment of long lived assets and $1.3 million relates to selling costs. Adjusted for certain of the charges taken by C&A Plastics, gross margin was 8.9% and 14.6% in the quarter and nine months ended September 27, 1997. The decrease in gross margin is attributable primarily to the lower margins in products sold by JPS Automotive and Perstorp Components, the decrease in sales of higher margin convertible top systems and manufacturing inefficiencies and product launch costs at C&A Plastics and Akro.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 57.8% to $34.2 million in the third quarter of 1997, up $12.5 million over the comparable 1996 period. Selling, general and administrative expenses increased to $94.5 million for the nine months ended September 27, 1997, up $26.2 million over the comparable 1996 period. The increase is primarily due to the acquisitions of JPS Automotive and Perstorp Components as well as $1.3 million of charges incurred in the third quarter of 1997 discussed above.

Impairment of Long Lived Assets: As previously discussed, during the third quarter of 1997, C&A Plastics wrote down fixed assets by $5.1 million to realizable value and reduced its goodwill by $17.5 million, as a result of an evaluation of the recoverability of the long lived assets of C&A Plastics that was conducted in connection with the determination of the charges discussed above.

Interest Expense: Interest expense allocated to continuing operations, net of interest income of $2.3 million in the third quarter of 1997 and $1.0 million in the third quarter of 1996, increased $8.2 million to $19.8 million in the third quarter of 1997 from $11.6 million in the third quarter of 1996. Interest expense allocated to continuing operations, net of interest income of $3.0 million and $2.5 million for the nine months ended September 27, 1997 and September 21, 1996, respectively, increased to $57.9 million for the nine months ended September 27, 1997 as compared to $28.5 million for the comparable period in 1996. Total interest expense, including amounts allocated to discontinued operations and excluding interest income, increased to $22.2 million and $73.5 million in the quarter and nine months ended September 27, 1997, respectively, from $20.6 million and $52.2 million in the quarter and nine months ended September 21, 1996, respectively.

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


Loss on the Sale of Receivables: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $.5 million was allocated to continuing operations in the third quarter of 1997 compared to a loss of $1.1 million, net of amounts allocated to discontinued operations, in the prior year quarter. Losses of $3.3 million and $3.7 million were allocated to continuing operations for the nine months ended September 27, 1997 and September 21, 1996, respectively. Total loss on sale of receivables, including amounts allocated to discontinued operations, was $.5 million and $3.9 million in the quarter and nine months ended September 27, 1997, respectively, and $1.7 million and $5.4 million in the quarter and nine months ended September 21, 1996, respectively. The decrease in the loss for the nine months ended September 27, 1997 as compared to the prior year period relates to fewer receivables being sold to Carcorp during 1997 as a result of Floorcoverings, Wallcoverings and the Mastercraft Group being terminated as Sellers under the Receivables Facility.

Other Income: The Company recognized a foreign currency transaction gain of $.1 million in the quarter ended September 27, 1997 related to obligations to be settled in currencies other than the functional currency of its foreign operations. No foreign currency transaction gain or loss was recognized in the quarter ended September 21, 1996. For the nine months ended September 27, 1997 and September 21, 1996, the Company recognized a foreign currency transaction loss of $1.7 million and a gain of $.4 million, respectively. In the quarter and nine months ended September 27, 1997, the Company recognized a gain of $1.7 million related to the sale of the Borg Textiles division. Also, in the quarter and nine months ended September 27, 1997, the Company recognized income of $.4 million and $1.2 million, respectively, related to its investment in the Perstorp joint venture.

Income Taxes: In the quarter ended September 27, 1997, the Company reported an income tax benefit of $15.9 million compared to tax expense of $5.1 million in the prior year quarter. For the nine months ended September 27, 1997 the provision for income taxes was $1.6 million compared with a benefit of $127.7 million for the nine months ended September 21, 1996. In the third quarter and first nine months of 1997, and in the third quarter of 1996, income tax expense consisted of foreign, state, franchise and federal taxes. In the first nine months of 1996, the benefit principally resulted from a reduction of valuation allowances against the Company's federal net operating loss carryforwards and other deferred tax assets offset by current foreign, state, franchise and federal taxes.


Discontinued Operations: The Company's loss from discontinued operations was $.5 million in the third quarter of 1997 compared to income of $4.8 million in the comparable 1996 period. The decrease results primarily from the sale of Floorcoverings in February 1997 and the sale of the Mastercraft Group in July 1997. For the nine months ended September 27, 1997, income from discontinued operations was $4.3 million compared to a loss of $12.3 million for the nine months ended September 21, 1996. The increase relates primarily to Wallcoverings' results subsequent to April 29, 1996 being charged to the Company's existing discontinued operations reserves offset by the sale of Floorcoverings in February 1997 and the sale of the Mastercraft Group in July 1997. Wallcoverings has continued to experience sales declines since it was classified as discontinued in April 1996. In January 1996, Wallcoverings reported a $23.3 million loss which resulted from certain charges for the write-down of inventory, the consolidation of operations and the closing of facilities.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)

            The sale of Floorcoverings for approximately $195.6 million was completed in February 1997 and resulted in a gain of $85.3 million net of income taxes of $53.4 million. The sale of the Mastercraft Group was completed in July 1997 for approximately $310.0 million, resulting in a gain on the sale of discontinued operations of $97.5 million, net of taxes of $65.0 million in the quarter ended September 27, 1997. In connection with the agreement to sell Wallcoverings, the Company recorded a loss of $21.1 million, net of an income tax benefit of $33.0 million, during the third quarter of 1997.

Extraordinary Loss: For the nine months ended September 27, 1997, the Company recognized a loss of $.7 million, net of income taxes of $.4 million, in connection with the purchase of $19.4 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of the carrying values. For the nine months ended September 21, 1996, the Company recognized a non-cash extraordinary charge of $6.6 million, net of income taxes of $4.7 million, related to the refinancing of its bank facilities. The refinancing was done in conjunction with the Company's offering of the Subordinated Notes.

Net Income: The combined effect of the foregoing resulted in net income of $34.0 million in the third quarter of 1997 compared to net income of $11.7 million for the comparable period of 1996. Net income for the nine months ended September 27, 1997 and September 21, 1996 was $146.2 million and $162.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Company and its subsidiaries had cash and cash equivalents totaling $89.4 million and $14.3 million at September 27, 1997 and December 28, 1996, respectively. The Company had a total of $297.3 million of borrowing availability under its credit arrangements as of September 27, 1997. The total was comprised of $227.8 million under the Revolving Facility, $58.3 million under the Delayed Draw Term Loan and approximately $11.2 million under bank demand lines of credit in Canada and Austria. In addition, $88.7 million was available at that date under the Delayed Draw Term Loan for specified purposes as discussed below.

        During February 1997, the Company sold its Floorcoverings subsidiary for $195.6 million. The net proceeds were used to pay down the outstanding portion of the Revolving Facility. The Company completed the sale of the Mastercraft Group in July 1997 for a purchase price of $310 million, subject to adjustment. The Company utilized a portion of the net proceeds from the sale to further reduce long-term debt. In addition, effective July 16, 1997 receivables generated by members of the Mastercraft Group are no longer being sold in connection with the Receivables Facility, as discussed below. Also, the Company completed the sale of Airbag in July 1997 for a purchase price of $56.3 million, subject to adjustment. Pursuant to the indenture governing the JPS Automotive Senior Notes, in connection with such sale, the Company caused JPS Automotive to make an offer to purchase ( up to the amount of the net proceeds from the sale) the JPS Automotive Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of JPS Automotive Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35 million to C&A Products as permitted under the restricted payments provisions of the JPS Automotive Senior Notes indenture discussed below. The Company intends to use the proceeds of such distribution to reduce its long-term debt.

            As part of the Recapitalization, the Company entered into credit facilities consisting of (i) a Term Loan Facility, (ii) a Revolving Facility (together with the Term Loan Facility, the "Credit Agreement Facilities")
                                      I-18

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)


and (iii) a bridge receivables facility, which was terminated and replaced with the Receivables Facility described below. On December 22, 1995, the Company and C&A Products entered into a $197 million credit facility (the "Term Loan B Facility") to finance the January 1996 purchase of C&A Plastics.

            On June 3, 1996, the Company and C&A Products entered into an amendment and restatement (the "Amendment") of the Credit Agreement Facilities and the Term Loan B Facility (collectively, the "Bank Credit Facilities"). The Amendment was effected in connection with the sale of the Subordinated Notes described below and the use of proceeds from such sale to repay various outstanding loans under the Credit Agreement Facilities. As a result of the Amendment and the repayment of a portion of the Credit Agreement Facilities with a portion of the proceeds from the Subordinated Notes, the Bank Credit Facilities consist of (i) the Term Loan Facility, in an aggregate principal amount of $195 million (including a $45 million facility in Canada), payable in installments until final maturity on July 13, 2002, (ii) the Term Loan B Facility, in the principal amount of $195.8 million, payable in installments until final maturity on December 31, 2002, and (iii) the Revolving Facility, having an aggregate principal amount of up to $250 million and terminating on July 13, 2001. The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. Certain of these tests and covenants were waived for the second and third quarters of 1997 as a result of the sales of the Mastercraft Group and Floorcoverings. The Company requires a modification of these tests and covenants for the fourth quarter of 1997 and beyond due to these sales and expects to renegotiate them in connection with a broader modification of its existing credit facilities to conform to the Company's current financing structure. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses,
(x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) effect the distribution of certain net proceeds of a sale of Wallcoverings or a spin-off of Wallcoverings. In addition, the Company is permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million (which amount has been increased to $24 million for fiscal 1997) and (ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and is permitted to pay additional dividends in amounts representing certain net proceeds from a sale of Wallcoverings or a spin-off of Wallcoverings. The Company's obligations under the Bank Credit Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

            On June 10, 1996 C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.0 to 1.0) of cash flow to interest expense or (iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). These prohibitions are subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)


million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes, dividends to stockholders of the Company of the net available proceeds from the sale or other disposition of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

            In connection with the closing of the acquisition of JPS Automotive (the "JPS Automotive Acquisition"), in early December 1996 the Company amended the Bank Credit Facilities primarily to allow for the existence of the JPS Automotive Senior Notes and to allow the Company to use the proceeds from the sale of Floorcoverings to pay down the Revolving Facility and a portion of the Receivables Facility. As part of the JPS Automotive Acquisition, the Company paid off approximately $15 million of outstanding bank indebtedness of JPS Automotive. The cash portion of the purchase price of the JPS Automotive Acquisition, the purchase price for the acquisition of a minority interest in a JPS Automotive subsidiary and the bank indebtedness at JPS Automotive that was repaid at the time of closing were funded through the Company's Revolving Facility. In addition, as a result of the JPS Automotive Acquisition, holders of the JPS Automotive Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of JPS Automotive Senior Notes were so put to JPS Automotive and then purchased by JPS Automotive in the first quarter of 1997. During the second quarter of 1997, an additional $19.4 million principal amount of JPS Automotive Notes were purchased by JPS Automotive on the open market and retired. No open market purchases were made during the third quarter of 1997, although $23 thousand principal amount of JPS Automotive Senior Notes were repurchased and retired pursuant to an offer to purchase made as a result of the sale of Airbag. After giving effect to the above, JPS Automotive had as of September 27, 1997 approximately $92.1 million of indebtedness outstanding (including a premium of $3.4 million recorded in connection with the acquisition) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Bank Credit Facilities and the indenture governing the Subordinated Notes.

            The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of September 27, 1997. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)


            Additionally, in December 1996, in connection with the JPS Automotive Acquisition, the Company entered into a $200 million delayed draw term loan (the "Delayed Draw Term Loan"). The Delayed Draw Term Loan is a 5.25 year term loan which was entered into to finance or refinance the purchase of any JPS Automotive Senior Notes put by the holders to JPS Automotive as a result of the change in control resulting from the JPS Automotive Acquisition or otherwise acquired. The Delayed Draw Term Loan is available until December 11, 1997. Up to $20 million of the Delayed Draw Term Loan can be utilized for general corporate purposes, including premium and accrued interest on the JPS Automotive Senior Notes. Prior to the JPS Automotive Acquisition, the Company had purchased in the open market $68.0 million principal amount of JPS Automotive Senior Notes, which were subsequently retired by JPS Automotive. As of September 27, 1997, $53.0 million had been drawn under the Delayed Draw Term Loan and $147.0 million was available, consisting of $38.3 million available to refinance previously acquired JPS Automotive Senior Notes, $20.0 million available for general corporate purposes and $88.7 million available for future purchases of JPS Automotive Senior Notes. The Board of Directors of the general partner of JPS Automotive has authorized JPS Automotive to expend for the repurchase of JPS Automotive Senior Notes up to the amount of funds that may be drawn for such purpose under the Delayed Draw Term Loan. The Delayed Draw Term Loan's security and restrictive covenants are identical to those in the Bank Credit Facilities. Certain of these covenants were waived for the second and third quarters as a result of the sales the of the Mastercraft Group and Floorcoverings. The Company requires a modification of these covenants for the fourth quarter of 1997 and beyond due to these sales and expects to renegotiate them in connection with a broader modification of its existing credit facilities.

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

            Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at September 27, 1997 approximately $69.9 million was available under the variable funding certificates, none of which was utilized.

            In connection with the proposed disposition of Wallcoverings, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. The Company also terminated Floorcoverings as of February 6, 1997 as a Seller of receivables under the Receivables Facility in connection with the Company's sale of Floorcoverings. On March 25, 1997, the Trust redeemed $30 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced by eligible receivables. In connection with the sale of the Mastercraft Group, effective July 16, 1997 receivables generated by the Mastercraft Group ceased to be sold to Carcorp and transferred to the Trust, and the Company terminated Ack-Ti-Lining, Inc., a member of the Mastercraft Group, as a Seller of receivables under the Receivables Facility. The Company believes that due to the sale of the Mastercraft Group, approximately $30 million face value of term certificates will ultimately be redeemed as the related receivables are collected by the Trust. The redemption will not significantly impact the Company's liquidity as the Trust currently maintains $24.5 million in cash collateral to effect the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)


redemption. The Company's liquidity will be positively impacted by utilizing receivables generated upon the addition of recently acquired subsidiaries of the Company as Sellers to increase the amount available to the Company under the variable funding certificates.

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

            The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At September 27, 1997, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter and nine months ended September 27, 1997, the Company made lease payments relating to continuing operations of approximately $1.4 million and $4.2 million, respectively, for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $1.4 million during the remainder of 1997.

            The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Bank Credit Facilities, the sale of receivables under the Receivables Facility and the proceeds from the sales of the Mastercraft Group and, to the extent permitted by the JPS Automotive Restricted Payments Tests, Airbag. Net cash provided by the operating activities of the Company's continuing operations was $27.6 million and $87.5 million for the quarter and nine months ended September 27, 1997, respectively.

            The Company's principal uses of funds for the next several years will be to fund interest and principal payments on its indebtedness, net working capital increases, capital expenditures and, to a lesser extent, acquisitions. At September 27, 1997, the Company had total outstanding indebtedness of $842.6 million (excluding approximately $22.2 million of outstanding letters of credit and $.3 million of indebtedness of the discontinued operations) at an average interest rate of 9.7% per annum. Of the total outstanding indebtedness, $735.1 million relates to the Bank Credit Facilities and the Subordinated Notes.

            The Company's Board of Directors authorized the expenditure of up to $24 million in 1997 to repurchase shares of the Company's Common Stock in management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent an aggregate of $1.7 million and $17.9 million to repurchase shares during the quarter and nine months ended September 27, 1997, respectively, and $9.6 million to repurchase shares during fiscal 1996.

            Indebtedness under the Term Loan Facility, the Revolving Facility and the Delayed Draw Term Loan bears interest at a per annum rate equal to the Company's choice of (i) Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin")

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)


ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.75% in the case of the "LIBOR Margin" and .75% in the case of the ABR Margin on September 27, 1997. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Bank Credit Facilities and the Delayed Draw Term Loan at September 27, 1997 was 7.83%. The weighted average interest rate on the sold interests under the Receivables Facility at September 27, 1997 was 6.0%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at a rate of 11.5% per annum. The JPS Automotive Senior Notes bear cash interest at a rate of 11.125% per annum. Cash interest paid was $7.6 million and $6.6 million in the quarters ended September 27, 1997 and September 21, 1996, respectively. Cash interest paid for the nine months ended September 27, 1997 and September 21, 1996 was $58.4 million and $35.5 million, respectively.

            Due to the variable interest rates under the Bank Credit Facilities, the Delayed Draw Term Loan and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. In addition, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27 million of notional principal amount. Based upon amounts outstanding at September 27, 1997, a .5% increase in LIBOR (5.7% at September 27, 1997) would impact interest costs by approximately $1.7 million annually on the Bank Credit Facilities and the Delayed Draw Term Loan and $.4 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the amount comes due in 2002.

            The current maturities of long-term debt primarily consist of the current portion of the Bank Credit Facilities, vendor financing, industrial revenue bonds and other miscellaneous debt.

            The maturities of long-term debt of the Company's continuing operations during the remainder of 1997 and for 1998, 1999, 2000 and 2001 are $11.2 million, $37.2 million, $44.0 million $48.9 million and $144.2 million, respectively. The JPS Automotive Senior Notes, to the extent not previously put to JPS Automotive or otherwise acquired by the Company or JPS Automotive, will mature in 2001. In addition, the Bank Credit Facilities and the Delayed Draw Term Loan provide for mandatory prepayments of the Term Loan and Term Loan B Facilities and the Delayed Draw Term Loan with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company other than proceeds generated from the sale of Floorcoverings, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities and the Delayed Draw Term Loan) and then, to the extent of remaining net proceeds, to make an offer to

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)



purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the Delayed Draw Term Loan, if fully drawn, will require a payment of $27 million on December 11, 1997 (the anniversary date of the initial draw) and equal quarterly payments in annual amounts equal to $38 million in 1998, $41 million in 1999, $42 million in 2000, $41 million in 2001 and $11 million at termination. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market. As discussed above, the Company caused JPS Automotive to make such an offer to purchase JPS Automotive Senior Notes in connection with the recent sale of Airbag.

            The Company makes capital expenditures on a recurring basis for replacements and improvements. As of September 27, 1997, the Company's continuing operations had approximately $27.2 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations in fiscal 1997 will aggregate approximately $90 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology. As of September 27, 1997, Wallcoverings had approximately $6.2 million in outstanding capital expenditure commitments.

            The Company is sensitive to price movements in its raw material supply base. During the third quarter and first nine months of 1997, prices for most of the Company's primary raw materials remained constant with price levels at December 28, 1996. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

            Since Wallcoverings was classified as a discontinued operation in April 1996 Wallcoverings has continued to experience sales declines and the Company has expended approximately $66.2 million to fund operations, working capital and capital expenditures and to replace receivables previously sold to Carcorp. Of these amounts, $21.0 million represents repayments of intercompany amounts owed to Wallcoverings. During the remainder of 1997, the Company currently expects to expend (subject to the discretion of the Company's Board of Directors) approximately $6.0 million principally to fund Wallcoverings' future operations, working capital and capital expenditure requirements. Amounts actually required for these purposes could differ materially from expected amounts due to, among other things, changes in Wallcoverings' operating results.

            The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings, will be approximately $17 million in fiscal 1997. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)


Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under the Bank Credit Facilities.

Tax Matters

            The Company recognized a $150 million tax benefit in the first quarter of 1996 by reducing the valuation allowance related to its deferred tax assets to reflect the amount the Company expects to be realized in the future. The valuation allowance was reduced as a result of management's reassessment of the Company's improved financial performance since its recapitalization and initial public offering in July 1994, management's outlook for the Company's continuing businesses, and the then proposed plan to spin-off of the Company's Wallcoverings subsidiary to its shareholders.

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

            As a result of the 1997 sales of Floorcoverings and the Mastercraft Group, a substantial portion of the tax attributes described above will be utilized. In addition, the terms of the proposed sale of Wallcoverings enabled the Company to realize a tax benefit in the third quarter of 1997 related to the deferred tax assets of Wallcoverings.
See "--Recent Developments".

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCAIL CONDITION AND RESULTS OF OPERATIONS
        (CONTINUED)


            The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of September 27, 1997, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 21 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of September 27, 1997, the Company's estimate of its liability for these 30 sites, which exclude sites related to Wallcoverings, is approximately $32.5 million. As of September 27, 1997, the Company has established reserves of approximately $45.0 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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

programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange Commission filings, including without limitation "ITEM 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" of the Company's Transition Report on Form 10-K for the transition period from January 28, 1996 to December 28, 1996.

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



Exhibit
Number                                 Description

2.1         -           Asset Purchase Agreement dated as of June 30, 1997 by and between JPS Automotive L.P.
                        and Safety Components  International,  Inc. is hereby  incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s
                        Current Report on Form 8-K dated July 24, 1997.

2.2         -           Closing Agreement dated July 24, 1997 between JPS Automotive L.P., Safety Components
                        International,  Inc. and Safety Components Fabric Technologies, Inc. is
                        hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.'s and
                        JPS Automotive Products Corp.'s Current Report on Form 8-K dated July 24, 1997.

2.3         -           Acquisition Agreement dated as of November 4, 1997, among Collins & Aikman
                        Products Co., Imperial Wallcoverings Inc. and BDPI Holdings Corporation.

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

4.6         -           Waiver,  dated as of June 28, 1997, to the Amended and Restated Credit  Agreement,
                        dated as of June 3, 1996 among Collins & Aikman Products Co.,  Collins &
                        Aikman Canada, Inc., Collins & Aikman Corporation,  the Lenders parties thereto and The Chase Manhattan Bank, as Administrative Agent is hereby incorporated by reference to exhibit 4.6 of Collins & Aikman Corporation's Report on
                        Form 10-Q for the fiscal quarter ended June 28, 1997.

4.7         -           Waiver, dated as of October 27, 1997, to the Amended and Restated Credit Agreement,
                        dated as of June 3, 1996 among Collins & Aikman Products Co., Collins &
                        Aikman Canada Inc., Collins & Aikman Corporation, the Lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent.

4.8         -           Credit Agreement,  dated as of December 5, 1996, among Collins & Aikman Products Co., as Borrower,  Collins & Aikman Corporation,  as Guarantor, the Lenders
                        named therein and The Chase Manhattan Bank, as Administrative  Agent,
                        is hereby  incorporated by reference to Exhibit 4.6 of Collins & Aikman  Corporation's
                        Report on Form 10-Q for the fiscal quarter ended October 26, 1996.

4.9         -           Waiver,  dated as of June 28,  1997,  to the Credit  Agreement,  dated as of  December  5,  1996,  among  Collins & Aikman  Products  Co.,  Collins & Aikman
                        Corporation,  the Lenders  parties  thereto and The Chase  Manhattan  Bank, as  Administrative  Agent is hereby  incorporated by reference to exhibit 4.8 of
                        Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended June 28, 1997.

4.10        -           Waiver,  dated as of October  27,1 997, to the Credit  Agreement, dated as of December  5, 1996,  among  Collins & Aikman  Products  Co.,  Collins & Aikman
                        Corporation, the Lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent.

4.11        -           Indenture  dated as of June 28, 1994,  between JPS Automotive  Products Corp., as Issuer,
                        JPS Automotive  L.P., as Guarantor and Shawmut Bank  Connecticut,
                        N.A., as Trustee,  is hereby  incorporated  by reference to Exhibit 4.2 of
                        JPS  Automotive  Corp.'s  Registration  Statement on Form S-1,  Registration  No. 33-75510.



4.12        -           First Supplemental Indenture,  dated as of October 5, 1994, between JPS Automotive Products Corp.
                        and JPS Automotive L.P., as Co-Obligors,  and Shawmut Bank
                        Connecticut,  N.A., as Trustee is hereby  incorporated by reference to
                        Exhibit 4.48A of JPS Automotive L.P.'s and JPS Automotive  Products Corp.'s Report on
                        Form 10-Q for the fiscal quarter ended October 2, 1994.


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

10.9        -           Collins & Aikman Corporation 1997 Executive Incentive Compensation Plan.

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

10.34       -           Mastercraft Group Acquisition  Agreement dated as of April 25, 1997 among Collins & Aikman
                        Products Co., Joan Fabrics  Corporation and MC Group Acquisition  Company
                        L.L.C.  is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman
                        Corporation's Report on  Form 10-Q for the fiscal quarter ended March 29, 1997.

10.35       -           Third Amendment dated as of August 1, 1997, to the Employment Agreement dated as of July 22, 1992, as amended, between the Corporation and an executive officer.

11          -           Computation of Earnings Per Share.

27          -           Financial Data Schedules.

99          -           Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein  Perella
                        Partners,  L.P. is hereby  incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings Corporation's Registration Statement on Form S-2
                        (Registration No. 33-53179) filed June 27, 1994.

(b)      Reports on Form 8-K.


         During the quarter for which this Report on Form 10-Q is being filed, the Company filed a current report on Form 8-K dated July 16, 1997 reporting under Item 2 thereof the completion of the sale by Collins & Aikman Products Co. of the Mastercraft Group, a leading manufacturer of flat-woven upholstery fabrics, to a subsidiary of Joan Fabrics Corporation. The following financial statements were filed as part of the Report on Form 8-K:

         Unaudited Pro Forma Consolidated Statements of Operations for the Fiscal Year ended December 28, 1996.

         Unaudited Pro Forma Consolidated Statements of Operations for the Six Months Ended June 28, 1997

         Unaudited Pro Forma Consolidated Balance Sheet at June 28, 1997

                                    SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 10, 1997


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