Form 10-K
period 1997-12-27
COLLINS & AIKMAN CORP
filed 1998-03-27
CIK 846815

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                         Commission file number 1-10218
                         ------------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (704) 547-8500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $98,171,752 as of March 25, 1998.

As of March 25, 1998, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 65,611,864 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:


(1) Proxy Statement for 1998 Annual Meeting of Stockholders to be filed within 120 days of December 27, 1997 - Items 10, 11, 12 and 13.*

* Only the portions of this document expressly described in the items listed are incorporated by reference herein.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT INDEX


Item  1.      Business, page 1.

Item  2.      Properties, page 4.

Item  3.      Legal Proceedings, page 4.

Item  4.      Submission of Matters to a Vote of Security Holders, page 5.

              Executive Officers of the Registrant, page 5.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, page 6.

Item  6.      Selected Financial Data, page 7.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, page 8.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk, page 21.

Item  8.      Financial Statements and Supplementary Data, page 21.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, page 21.

Item 10.      Directors and Executive Officers of the Registrant, page 22.

Item 11.      Executive Compensation, page 22.

Item 12. Security Ownership of Certain Beneficial Owners and Management, page 22.

Item 13.      Certain Relationships and Related Transactions, page 22.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 23.

                                     PART I
ITEM 1.  BUSINESS

DEVELOPMENT

         Collins & Aikman Corporation (the "Company") is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems. The Company (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation which was formed on September 21, 1988. As of December 27, 1997, Blackstone Capital Partners, L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates collectively own approximately 82% of the Common Stock of the Company. The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary. Predecessors of C&A Products have been in operation for more than a century.

         During 1997, the Company continued to execute its automotive growth strategy. This strategy focuses the Company's resources on expanding its core automotive business in North America and globally as well as adding complementary product offerings. To that end, in 1997 and early 1998 the Company completed several strategic corporate development projects and divested the remainder of its significant non-automotive operations, all as discussed below.

         On December 16, 1997, the Company acquired from Perstorp A.B. ("Perstorp") the remaining interest in the Collins & Aikman/Perstorp automotive acoustics joint venture with operations in Sweden, Belgium and France. The Company received the interest in settlement of certain disputed claims by the Company against Perstorp arising from the Company's December 1996, and August 1997 purchases from Perstorp of certain of its automotive supply operations in North America, the United Kingdom, Spain and Germany.

         On December 4, 1997, the Company entered into a joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds"), a publicly-owned, international textiles and clothing manufacturer located in the United Kingdom, to manufacture automotive interior fabrics for European customers. The Company and Courtaulds each have a 50% ownership interest in the joint venture. The joint venture allows the Company to expand its automotive fabrics operations in Europe and to further serve the European automotive market. Customers served by the joint venture include the Rover Group, Toyota and the Opel division of General Motors.

         On November 5, 1997, the Company announced that it entered into an agreement to sell its Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") to a company sponsored by an affiliate of Blackstone Partners. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of income taxes in the third quarter of 1997. The sale closed on March 13, 1998 for a purchase price of $71.2 million in cash, subject to adjustment, and an option to acquire 6.7% of the common stock of the purchaser outstanding as of closing. The purchaser includes both Wallcoverings and the wallcovering and vinyl units of Borden Inc., which the purchaser also acquired.

         On October 29, 1997, the Company entered into a joint venture with Kigass Automotive Group ("Kigass") to manufacture plastic trim products in the United Kingdom. The Company and Kigass each owned 50% of the joint venture. On February 2, 1998, the Company acquired Kigass for approximately $24.2 million, subject to post-closing adjustment.

         On August 31, 1997, the Company purchased certain automotive acoustics assets and assumed certain liabilities in Germany from Perstorp for approximately $13.6 million.

         On July 24, 1997, JPS Automotive L. P. ("JPS Automotive"), a subsidiary of the Company acquired in December 1996, completed the sale of its Air Restraint and Technical Products Division, an airbag and industrial fabric business ("Airbag"), to Safety Components International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Pursuant to the indenture governing the JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"), in connection with the sale of Airbag, the Company caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the JPS Automotive Senior Notes at 100% of their principal amount. Pursuant to such offer, which expired September 16, 1997, JPS Automotive repurchased and retired $23 thousand principal amount of JPS Automotive Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35.0 million to C&A Products, as permitted under the restricted payments provisions of the JPS Automotive Senior Notes Indenture.

         On July 16, 1997, the Company completed its sale of the Mastercraft Group, a manufacturer of flat woven upholstery fabric, to Joan Fabrics Corporation, for a purchase price of approximately $310 million, subject to adjustment. A portion of the net proceeds was used to reduce the Company's long-term debt.

         On February 6, 1997, the Company completed the sale of its Floorcoverings subsidiary ("Floorcoverings") for net proceeds of approximately $195.6 million. The proceeds were used to pay down debt incurred to finance the Company's automotive acquisition strategy.

         The Company has accounted for the financial results and net assets of Floorcoverings, the Mastercraft Group (which were formerly reported in the Interior Furnishings segment), Airbag, and Wallcoverings as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect those four businesses as discontinued operations.

GENERAL

         The Company is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems with 1997 net sales of approximately $1.6 billion. The Company competes in five principal automotive product groups--carpet and acoustics, automotive fabrics, accessory floor mats, convertible top systems, and plastic-based interior systems. The Company's acquisitions in 1996 of Collins & Aikman Plastics, Inc. ("C&A Plastics"), a subsidiary of the Company formerly known as Manchester Plastics, JPS Automotive and Perstorp's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain ("Perstorp Components"), as well as the acquisitions and joint ventures in 1997 which are discussed above, significantly increased the Company's content per build through growth in existing product lines and the addition of complementary product offerings.

         The Company's sales are dependent on certain significant customers. In 1997, 1996, and 1995, direct and indirect sales to each of General Motors Corporation, Ford Motor Company and Chrysler Corporation accounted for 10% or more of the Company's net sales.

         Automotive industry demand historically has been influenced by both cyclical factors and long-term growth trends in the driving age population and real per capita income.

         Annual new car and light truck sales historically have been cyclical. In the most recent cycle, North American light vehicle sales declined from an average of 15.4 million units per year in 1986-1988 to a low of 12.3 million units in 1991. For the last five years, North American light vehicle sales have averaged 14.9 million units.

PRODUCTS

         The Company operates in five principal automotive product groups: carpet and acoustics, automotive fabrics, accessory floor mats, convertible top systems and plastic-based interior systems. The Company also produces certain other automotive and non-automotive products.

        CARPET AND ACOUSTICS. The Company's Carpet and Acoustics group has three primary product lines: molded floor carpets, luggage compartment trim and acoustical products. Molded floor carpets include polyethylene, barrier-backed and molded urethane underlay carpet. In 1997, 1996 and 1995, net sales of molded floor carpets were $350.2 million, $234.1 million and $231.8 million, respectively. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products. In 1997, 1996 and 1995, net sales of luggage compartment trim were $94.6 million, $51.4 million and $52.4 million, respectively.

        The Company entered the acoustical product market with its December 1996 acquisition of Perstorp's North American, United Kingdom and Spanish automotive supply operations and a joint venture interest in Perstorp's operations in Sweden, Belgium and France. The Company acquired certain of Perstorp's German automotive supply operations in August 1997 and acquired full ownership of the operations in Sweden, Belgium and France in December 1997. These operations supply acoustical products to both domestic and international automotive manufacturers. Products manufactured include interior dash insulators, damping materials and engine compartment NVH (noise, vibration and harshness) systems. These products can be combined with molded floor carpets to provide complete interior floor systems to the automotive industry. In 1997, the Company's net sales of acoustical products were $188.8 million.

        AUTOMOTIVE FABRICS. The Company manufactures a wide variety of bodycloth, including flat-wovens, velvets and knits. The Company also laminates foam to bodycloth. In 1997, 1996 and 1995, the Company had net sales of bodycloth of $283.7 million, $243.9 million and $327.5 million, respectively. The Company's automotive fabrics group also manufactures small volumes of certain other products, such as headliner fabrics, velvet furniture fabrics, casket liners and woven fabrics for various commercial and industrial markets.

        ACCESSORY FLOOR MATS. The Company produces carpeted automotive accessory floor mats for North American produced and imported vehicles and for export to Europe. In 1997, 1996 and 1995, net sales of accessory floor mats were $134.6 million, $83.7 million, and $80.3 million, respectively. This group also produces residential floor mats.

         CONVERTIBLE TOP SYSTEMS. The Company designs and manufactures convertible top systems through its Dura Convertible Systems subsidiary ("Dura"). In October 1993, Dura began shipping its "Top-in-a-Box" system, in which it designs and manufactures all aspects of a convertible top, including the framework, trim set, backlight and power actuating system. Net sales of convertible top systems in 1997, 1996, and 1995 were $86.6 million, $100.2 million and $58.2 million, respectively.

         PLASTIC-BASED INTERIOR SYSTEMS. In January 1996, the Company acquired C&A Plastics, a manufacturer of automotive door panels, headrests, floor console systems and instrument panel components. The acquisition of C&A Plastics added a broad range of molded plastic components to the Company's textile-based automotive interior trim products. Net sales of plastic interior trim components in 1997 and 1996 were $294.3 million and $176.4 million, respectively.

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

FACILITIES

         At December 27, 1997, the Company had 58 manufacturing, warehouse and other facilities located in the U.S., Canada, Mexico, the United Kingdom, Spain, Austria, Germany, Sweden, Belgium, France and Japan aggregating approximately
10.0 million square feet. The majority of these facilities are located in North Carolina, South Carolina, Ohio and Michigan and in Ontario and Quebec, Canada. Approximately 90% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide just-in-time ("JIT") inventory delivery to the Company's customers. Capacity at any plant depends, among other things, on the product being produced, the processes and equipment used and tooling. This varies periodically, depending on demand and shifts in production between plants. The Company currently estimates that its plants generally operate at between 50% and 100% of capacity. The increasing demand for accessory floormats posed capacity issues during 1997. However, the addition of capacity in Tennessee in early 1998 is beginning to alleviate the situation. Except for the foregoing constraints, which the Company believes are short-term, the Company's capacity utilization is generally in line with its past experience in similar economic situations, and the Company believes that its facilities are sufficient to meet existing needs.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         The Company's revenues, operating profit and identifiable assets for the last three fiscal years attributable to the Company's geographic areas and export sales from the United States to foreign countries are disclosed in Note 21 to the Consolidated Financial Statements.

RAW MATERIALS

         Raw materials and other supplies used in the Company's continuing operations are normally available from a variety of competing suppliers. With respect to most materials, the loss of a single or even a few suppliers would not have a material adverse effect on the Company. For a discussion of raw material price trends, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources".

ENVIRONMENTAL MATTERS

         See "ITEM 3. LEGAL PROCEEDINGS - Environmental Matters" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Environmental Matters".

EMPLOYEES

         As of December 27, 1997, the Company's continuing operations employed approximately 15,100 persons on a full-time or full-time equivalent basis. Approximately 4,600 of such employees are represented by labor unions. Management believes that the Company's relations with its employees and with the unions that represent certain of them are generally good.

YEAR 2000 ISSUES

         For a discussion of the impact of Year 2000 compliance issues, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Impact of Year 2000 Compliance."

ITEM 2.  PROPERTIES

         For information concerning the principal physical properties of the Company and its various operating divisions, see "ITEM 1. BUSINESS".


ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, the Company and its subsidiaries are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.

ENVIRONMENTAL MATTERS

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination, or has received notices that it is a potentially responsible party (a "PRP"), at various other sites. These sites include, among others, the following: a site formerly operated by Stamina Mills, Inc., a former subsidiary of a former indirect subsidiary of the Company, in North Smithfield, Rhode Island; a site adjacent to a facility formerly operated by Wickes Manufacturing's former Bohn Heat Transfer division located at Beardstown, Illinois; a site formerly owned and operated by Wickes Manufacturing's alleged former Daybrook, Ottawa division located at Bowling Green, Ohio; a site owned and formerly operated by a Company subsidiary located at Elmira, California; the Reliable Equipment Superfund Site located at Grand Rapids, Michigan; the Butterworth Landfill Superfund Site located at Grand Rapids, Michigan; a site owned and formerly operated by Wickes Manufacturing's former Mechanical Components division located at Mancelona, Michigan; the former Albert Van Luit plant site owned by a Company subsidiary located at North Hollywood, California; the Stringfellow Superfund Site located at Riverside County, California; and certain sites associated with the former Wickes Engineering business. In addition to the environmental sites and proceedings listed above, the Company is and has been a party or PRP at other sites and involved in other proceedings from time to time. The majority of environmental site costs have been incurred in connection with the North Smithfield, Rhode Island; Elmira, California; and North Hollywood, California sites.

         In estimating the total future cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. As of December 27, 1997, the Company has established reserves of approximately $46.5 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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

The following is a list of the names and ages (as of March 25, 1998) of all the executive officers of the Company and a description of all positions and offices with the Company held by each such person and each such person's principal occupations and employment during the past five years. All executive officers hold office at the pleasure of the Company's Board of Directors.


                       NAME                   AGE                     POSITION
                       ----                   ---                     --------
        Thomas E. Hannah                      59     Chief Executive Officer
        Dennis E. Hiller                      43     President of Automotive Carpet and Acoustics Group
        John D. Moose                         61     President of Automotive Fabrics Division
        Elizabeth R. Philipp                  41     Executive Vice President, General Counsel and Secretary
        J. Michael Stepp                      53     Executive Vice President and Chief Financial Officer


         THOMAS E. HANNAH has been a director of the Company and Chief Executive Officer of the Company since July 1994. Mr. Hannah was President and Chief Executive Officer of Collins & Aikman Textile and Wallcoverings Group, a division of a wholly owned subsidiary of the Company, from November 1991 until July 1994 and prior to that date was President and Chief Executive Officer of the Collins & Aikman Textile Group. Mr. Hannah was named an executive officer of the Company for purposes hereof in April 1993.

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

         J. MICHAEL STEPP has been Executive Vice President and Chief Financial Officer since April 1995. Mr. Stepp was Executive Vice President, Chief Financial Officer and a Director of Purolator Products Company from December 1992 to January 1995.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "CKC" since July 7, 1994. At March 23, 1998, there were 145 holders of record. The following table lists the high and low sales prices for the Common Stock for the full quarterly periods during the two most recent fiscal years.



                                         FISCAL 1997               FISCAL 1996
                                   --------------------        ------------------
                                      HIGH          LOW         HIGH          LOW
                                      ----          ---         ----          ---
        First Quarter               10-1/2          6          8-1/4        6-1/8
        Second Quarter              12-1/8        8-5/8        7-1/8        5-1/2
        Third Quarter              11-11/16         10           7          5-7/8
        Fourth Quarter              11-3/16      7-15/16       6-5/8        5-3/4


       No dividend or similar distribution with respect to the Common Stock has been paid by the Company since its incorporation in 1988. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors. Certain restrictive covenants contained in the agreements governing the Company's credit facilities and subordinated notes limit the Company's ability to make dividend and other payments. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources" and Note 11 to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

               (in thousands, except per share data)



                                                                                 FISCAL YEAR ENDED
                                               ------------------------------------------------------------------------------------
                                               DECEMBER 27,       DECEMBER 28,       JANUARY 27,       JANUARY 28,      JANUARY 29,
                                                   1997              1996 (1)             1996             1995              1994
                                                   ----              --------             ----             ----              ----
STATEMENT OF OPERATIONS DATA:

Net sales.................................        $ 1,629,332    $    1,053,821    $     902,017     $     906,997    $     689,286
Gross margin..............................            232,211           188,475          161,925           172,487          120,250
Selling, general and administrative
   expenses...............................            118,432            82,699           65,996            68,304           71,397
Management equity plan expense............                  -                 -                -                 -           26,736
Goodwill amortization.....................              6,669             3,872              270                 -            1,657
Impairment of long-lived assets(2)........             22,600                 -                -                 -           77,559
Operating income (loss)...................             84,510           101,904           95,659           104,183          (57,099)
Interest expense, net(3)..................             77,581            39,850           22,150            44,440           70,449
Loss on sale of receivables(4)............              4,700             4,533            6,246             6,124                -
Income (loss) from continuing
   operations before income taxes.........              2,907            57,408           67,263            51,361         (132,081)
Income tax expense (benefit)..............             12,998            24,442         (139,959)           10,031            9,580
Income (loss) from continuing
   operations.............................            (10,091)           32,966          207,222            41,330         (141,661)
Income (loss) from discontinued
   operations, including disposals, net of
   income taxes...........................            166,047            14,468             (781)           34,416         (136,003)
Income (loss) before extraordinary
   items..................................            155,956            47,434          206,441            75,746         (277,664)
Net income (loss).........................            155,235            40,824          206,441           (30,782)        (277,664)
Income (loss) from continuing operations:(5)
   Per basic share........................              (0.15)            0.48              2.96             (1.06)           (5.87)
   Per diluted share......................              (0.15)            0.47              2.91             (1.06)           (5.87)

BALANCE SHEET DATA (AT PERIOD END):

Total assets..............................         $ 1,302,392   $    1,530,289    $     991,361     $     578,900    $     819,819
Long-term debt, including current
   portion................................            782,677         1,175,594          759,966           557,039          914,938
Redeemable preferred stock................                  -                 -                -                 -          122,368
Common stockholders' deficit..............            (66,850)         (194,578)        (227,852)         (412,622)        (702,220)

OTHER DATA (FROM CONTINUING
   OPERATIONS):

Capital expenditures......................           $ 56,521          $ 35,000         $ 53,156          $ 56,193         $ 29,266
Depreciation and leasehold
   amortization...........................             42,712            24,457           24,146            24,648           23,259
EBITDA (6)................................            165,950           134,299          124,086           128,831           72,559

(1)    1996 was a 48-week year.

(2) In 1997, C&A Plastics wrote down fixed assets by $5.1 million and reduced goodwill by $17.5 million to reflect impairments in the carrying values of certain assets and goodwill associated with two of its manufacturing facilities. See Notes to Consolidated Financial Statements.

(3) Excludes amounts related to discontinued operations as follows:



                                             DECEMBER 27,      DECEMBER 28,   JANUARY 27,      JANUARY 28,       JANUARY 29,
                                               1997               1996           1996              1995             1994
                                             ---------          ---------    ---------        ---------        ----------
The Mastercraft Group, Floorcoverings,
  Airbag and Wallcoverings................   $ 12,539           $  26,734    $  26,454        $  31,243        $   40,842
Operations discontinued prior to fiscal
  1995....................................          -                   -            -                -            18,871
                                             ---------          ---------    ---------        ---------        ----------
                                             $ 12,539           $  26,734    $  26,454        $  31,243        $   59,713
                                             =========          =========    =========        =========        ==========


(4) Excludes amounts allocated to discontinued operations totaling $0.6 million, $2.2 million, $2.4 million and $1.5 million in 1997, 1996, 1995 and 1994, respectively.

(5) The earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). For further discussion of earnings per share and the impact of SFAS 128, see the Notes to Consolidated Financial Statements.

(6) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income taxes, depreciation, amortization, other income and expense, and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

         ACQUISITIONS AND JOINT VENTURES

         On August 31, 1997, the Company purchased certain automotive acoustic assets and assumed certain liabilities in Germany from Perstorp for approximately $13.6 million.

         On October 29, 1997, the Company entered into a joint venture agreement with Kigass to manufacture plastic trim products in the United Kingdom. The Company and Kigass each owned 50% of the joint venture. On February 2, 1998, the Company acquired Kigass for approximately $24.2 million, subject to post-closing adjustment.

         On December 4, 1997, the Company entered into a joint venture with Courtaulds, a publicly-owned, international textiles and clothing manufacturer located in the United Kingdom, to manufacture automotive interior fabrics for European customers. The Company and Courtaulds each have a 50% ownership in the joint venture.

         On December 16, 1997, the Company acquired Perstorp's remaining interest in the Collins & Aikman/Perstorp automotive acoustics joint venture with operations in Sweden, Belgium and France. The Company received the ownership interest in settlement of certain disputed claims by the Company against Perstorp arising from the Company's December 1996 and August 1997 purchases from Perstorp. The resulting goodwill is being amortized on a straight line basis over 40 years.

         DISCONTINUED OPERATIONS

         On November 5, 1997, the Company announced that it entered into an agreement to sell Wallcoverings to a company sponsored by Blackstone Capital Partners III Merchant Banking Fund LP, an affiliate of Blackstone Partners. The purchaser entered into a separate agreement to purchase the wallcovering and vinyl units of Borden Inc. (the "Borden Business") and stated that it intended to combine Wallcoverings with the Borden Business. The sale closed on March 13, 1998. The purchase price for Wallcoverings included $71.2 million in cash, subject to adjustment, and an option to acquire 6.7% of the common stock of the purchaser (which includes Wallcoverings and the Borden Business) outstanding on the date of closing. In connection with the transaction, the Company recorded a loss of approximately $21.1 million, net of income taxes, in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date. Wallcoverings has been a discontinued operation since April, 1996.

         On July 24, 1997, JPS Automotive completed the sale of Airbag, its airbag and industrial fabric business, to Safety Components International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Pursuant to the indenture governing the JPS Automotive Senior Notes, in connection with such sale, the Company caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the JPS Automotive Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35 million to C&A Products, as permitted under the restricted payment provisions of the JPS Automotive Senior Notes indenture. See "- Liquidity and Capital Resources". The Company used the proceeds of this distribution to reduce its long-term debt.

         On July 16, 1997, the Company completed its sale of the Mastercraft Group, a manufacturer of flat woven upholstery fabric, to Joan Fabrics Corporation, for a purchase price of approximately $310 million, subject to adjustment. A portion of the net proceeds was used to reduce the Company's long-term debt. The sale resulted in a net after-tax gain of $97.5 million.

         On February 6, 1997, the Company completed the sale of its Floorcoverings subsidiary for net proceeds of $195.6 million. The net proceeds were used to pay down debt incurred to finance the Company's automotive strategy. The sale resulted in a net after-tax gain of $85.3 million.

         The Company has accounted for the financial results and net assets of Wallcoverings, Floorcoverings, the Mastercraft Group and Airbag as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect these businesses as discontinued operations. See
Note 15 to the Consolidated Financial Statements for information regarding discontinued operations.

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

GENERAL

         The Company is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems. The Company's net sales in fiscal 1997 were $1,629.3 million compared to $1,053.8 million in fiscal 1996. During 1996, the Company changed it fiscal year end to the last Saturday in December. Fiscal 1996 was a 48-week period which ended on December 28, 1996. All prior years refer to the fiscal year of the Company which ended on the last Saturday of January of the following year. Fiscal 1997 and 1995 were 52-week periods. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

         The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American vehicle production. Management believes the long term trends in the design and manufacture of automotive products include the increased use of plastic components, the increased sourcing of interior systems and U.S. automotive manufacturers' movement to fewer suppliers and to suppliers with engineering and design capabilities. The Company anticipates the reduction in the supply chain will result in integration whereby the complete interior of an automobile will be co-designed and developed with fewer suppliers who will manufacture and deliver required components. The Company anticipates these capabilities will be essential to its long term stategic positioning as a key supplier within the automotive industry and with its customers.

RESULTS OF OPERATIONS


                                                                                            FISCAL YEAR ENDED
                                                                        --------------------------------------------------------
                                                                           DECEMBER 27,         DECEMBER 28,        JANUARY 27,
                                                                               1997                 1996               1996
                                                                        ---------------      ---------------     ---------------
                                                                            (52 WEEKS)           (48 WEEKS)         (52 WEEKS)
                                                                                                (IN MILLIONS)
Net sales..........................................................     $        1,629.3     $        1,053.8    $       902.0
Cost of goods sold.................................................              1,397.1                865.3            740.1
Gross margin.......................................................                232.2                188.5            161.9
Selling, general and administrative expenses.......................                118.4                 82.7             66.0
Goodwill amortization..............................................                  6.7                  3.9              0.3
Impairment of long-lived assets....................................                 22.6                  -                -
Operating income...................................................                 84.5                101.9             95.7
Gross margin percentages...........................................                 14.3%                17.9%            18.0%
Operating margin percentages.......................................                  5.2%                 9.7%            10.6%
EBITDA (1).........................................................     $          166.0     $          134.3    $       124.1

(1) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income taxes, depreciation, amortization, other income and expense and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

1997 COMPARED TO 1996

         As a result of the Company's decision to change its year-end, fiscal 1996 was a 48-week period as compared to fiscal 1997, which was a 52-week period. Therefore, sales in all product lines and the associated costs and expenses were impacted by reporting a longer period in 1997. Additional significant increases in sales and associated costs and expenses resulted from the Company's 1996 acquisitions. A discussion of the results of operations for the Company follows:

         NET SALES: The Company's net sales increased 54.6% to $1,629.3 million in 1997, up $575.5 million from 1996. The majority of this increase resulted from the December 1996 acquisitions of JPS Automotive and Perstorp Components, which together generated revenues of $422.5 million in fiscal 1997. Sales to General Motors and Chrysler during 1997 were negatively impacted by United Auto Workers' strikes in the second quarter. The decrease in net sales attributable to these strikes is estimated at $17.4 million. Sales to General Motors during 1996 were negatively impacted by the United Auto Workers' strike in March 1996 and the Canadian Auto Workers' strike in October 1996. The decrease in net sales attributed to these strikes is estimated at $33.5 million. Sales in the Company's five principal product groups are discussed below.

         CARPET AND ACOUSTICS: Molded carpet sales increased 49.6% to $350.2 million in 1997, up $116.1 million from 1996 sales, primarily as a result of the JPS Automotive acquisition and increased sales to the European automotive market. Overall, average sales prices declined due to the acquisition of JPS Automotive and the impact of currency rates on sales in Canada. Sales were also positively impacted by increased sales to the Dodge Dakota and Durango and Toyota T100. These increases were partially offset by decreased sales to the Buick Century/Oldsmobile Ciera, Chrysler Minivan and Ford Mustang.

         Luggage compartment trim sales increased 84.0% to $94.6 million, up $43.2 million from 1996 primarily due to the acquisition of JPS Automotive. Overall, average sales prices increased due to the acquisition of JPS Automotive. Sales increases also resulted from higher Toyota Camry volumes and the full year impact of the Buick Park Avenue and Subaru Legacy Wagon both of which started production in mid-1996. Sales also increased to the Dodge Dakota and Durango.

         Acoustical products, which was acquired in December 1996 and August 1997, contributed $188.8 million in net sales to the North American and European automotive markets during 1997.

         AUTOMOTIVE FABRICS: Automotive bodycloth sales increased 16.3% to $283.7 million in 1997, up $39.8 million from 1996. Average sales prices were relatively unchanged from 1996. An increase in sales resulting from the acquisition of JPS Automotive was offset by reduced sales for the Chrysler LH, Minivans and the Ford Contour/Mercury Mystique and Ford Explorer.

         ACCESSORY FLOOR MATS: Accessory floor mat sales increased 60.8% to $134.6 million, up $50.9 million over 1996. The overall increase is attributable to increased sales to General Motors' minivans, the Oldsmobile Cutlass, Buick Regal, Pontiac Grand Prix, Toyota Camry, Nissan Maxima and Sentra and new export programs, offset by decreased sales to the Honda Accord and Civic and Mitsubishi Galant.

         CONVERTIBLE TOP SYSTEMS: Convertible top systems sales decreased 13.5% to $86.6 million, down $13.6 million from 1996, principally due to decreased production of the Chrysler Sebring and the Ford Mustang convertibles.

         PLASTIC-BASED INTERIOR TRIM SYSTEMS: Plastic interior trim component sales increased 66.9% to $294.3 million, up $117.9 million from 1996. This increase in sales relates primarily to the launch during the latter part of 1996 of new programs for which C&A Plastics is the supplier as well as the negative impact of a General Motors strike on C&A Plastics' sales for the first quarter of 1996. New programs increasing 1997 sales included the Cadillac Concours/Deville, Buick Century and Regal, Chevrolet Malibu and the Ford Econoline. These increases were partially offset by decreases to the Chevrolet Corsica/Beretta.

        OTHER: In addition, the Company had $196.5 million and $158.6 million in sales of non-automotive products in fiscal 1997 and 1996, respectively, which are spread among four of the Company's five principal product groups discussed above.

         Approximately 35% of the Company's sales were attributable to products utilized in vehicles built outside of North America.

         The above factors resulted in an increase in the Company's average revenue per North American-produced vehicle to approximately $89 for 1997 up from approximately $68 for 1996. The Company's content per build in Europe was approximately $17 in 1997 including the operations in Sweden, Belgium and France which were jointly owned in 1997.

         GROSS MARGIN: For 1997, gross margin was 14.3%, down from 17.9% in 1996. During the third quarter of 1997, the Company incurred charges of approximately $57.9 million principally related to C&A Plastics. These charges, which primarily related to manufacturing inefficiencies experienced by C&A Plastics related to product launches and record volume for its products, included asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. Of the $57.9 million of charges, $34.0 million is included in cost of goods sold, $22.6 million is discussed below as impairment of long lived assets and $1.3 million relates to selling costs. Adjusted for certain of the charges taken by C&A Plastics, gross margin was 15.2%. The decrease in gross margin is attributable primarily to lower margins in products sold by JPS Automotive and Perstorp Components, the decrease in sales of higher margin convertible top systems and manufacturing inefficiencies and product launch costs at C&A Plastics and Akro.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 44.5% to $125.1 million, up $38.5 million from 1996. This increase is primarily due to the acquisitions of JPS Automotive and Perstorp Components in December 1996. As a percentage of sales, selling, general and administrative expenses decreased to 7.7% in 1997 from 8.2% in 1996.

         IMPAIRMENT OF LONG LIVED ASSETS: During the third quarter of 1997, C&A Plastics wrote down fixed assets by $5.1 million to realizable value and reduced its goodwill by $17.5 million, as a result of an evaluation of the recoverability of the long lived assets of C&A Plastics that was conducted in connection with the determination of the charges discussed above.

         INTEREST EXPENSE: Interest expense allocated to continuing operations, net of interest income of $5.7 million in 1997 and $4.0 million in 1996, increased $37.7 million to $77.6 million in 1997 from $39.9 million in 1996. The overall increase in interest expense was due to a higher amount of overall outstanding indebtedness, primarily related to the JPS Automotive and Perstorp Components acquisitions, as well as higher interest rates associated with the $400 million principal amount of the Subordinated Notes issued by C&A Products in June 1996. The Subordinated Notes are guaranteed by the Company. Total net interest expense, including amounts allocated to discontinued operations, was $90.1 million in 1997 and $66.6 million in 1996.

         LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, though its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $4.7 million, net of amounts allocated to discontinued operations, was incurred in 1997 compared to a loss of $4.5 million, net of amounts allocated to discontinued operations, in 1996. Total loss on sale of receivables, including amounts allocated to discontinued operations, was $5.3 million in 1997 and $6.7 million in 1996.

         OTHER (INCOME) EXPENSE: In 1997, the Company recognized a gain of $1.7 million related to the sale of the Borg Textiles Division of its principal Canadian subsidiary, and income of $0.9 million related to its investment in the Collins & Aikman/Perstorp joint venture. These gains were offset by a $1.9 million loss on foreign currency transactions. The Company recognized a $0.1 million loss on foreign currency transactions in 1996. The loss in 1997 is primarily due to fluctuations in the Canadian dollar.

         INCOME TAXES: In 1997, the Company recognized a $13.0 million tax provision compared to a $24.4 million provision in 1996. The Company's effective tax rate in 1997 was 447%, compared to 42% in 1996. The higher tax rate in 1997 is primarily due to the inclusion in the income tax calculation of nondeductible goodwill including the $17.5 million of goodwill written off by C&A Plastics.

         DISCONTINUED OPERATIONS: The Company's income from discontinued operations was $4.3 million in 1997 compared to $14.5 million in 1996. The decrease results primarily from the sale of Floorcoverings in February 1997 and the sale of the Mastercraft Group in July 1997.

         The sale of Floorcoverings for approximately $195.6 million was completed in February 1997 and resulted in a gain of $85.3 million net of income taxes of $53.4 million. The sale of the Mastercraft Group was completed in July 1997 for approximately $310.0 million, resulting in a gain on the sale of discontinued operations of $97.5 million, net of taxes of $65.0 million. In connection with the agreement to sell Wallcoverings, the Company recorded a loss of $21.2 million, net of an income tax benefit of $33.0 million, during the third quarter of 1997 to adjust the recorded value to the expected proceeds.

         EXTRAORDINARY LOSS: In 1997, the Company recognized a loss of $0.7 million, net of income taxes of $0.4 million, in connection with the purchase by JPS Automotive of $19.4 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of carrying values. In 1996, the Company recognized a non-cash extraordinary charge of $6.6 million, net of income taxes of $4.7 million, related to the refinancing of its bank facilities. The refinancing was done in conjunction with the Company's offering of the Subordinated Notes.

         NET INCOME: The combined effect of the foregoing resulted in net income of $155.2 million in 1997 compared to net income of $40.8 million in 1996.

1996 COMPARED TO 1995

         As a result of the Company's decision to change its year-end, fiscal 1996 was a 48-week period as compared to fiscal 1995 which was a 52-week period. Therefore, sales in all product lines and the associated costs and expenses were impacted by reporting a shorter period. A discussion of the results of operations for the Company follows:

         NET SALES: The Company's net sales increased 16.8% to $1,053.8 million in 1996, up $151.8 million over 1995. The majority of this increase resulted from the January 1996 acquisition of C&A Plastics, which had sales for 1996 of $176.3 million compared with $10.8 million in fiscal 1995. Increased sales in three of the Company's products (molded carpet, convertible top systems and accessory mats) were offset by a decrease in sales of automotive bodycloth. In addition, sales also increased as a result of the JPS Automotive and Perstorp Components acquisitions, which generated combined sales of $11.9 million from December 11, 1996 through year end. Sales in 1996 were also negatively impacted by the March 1996 and October 1996 strikes at General Motors discussed above.

         CARPET AND ACOUSTICS: Molded carpet sales increased 1.0% to $234.1 million, up $2.3 million over 1995. The increase in sales was due to a 1.5% increase in average selling price as well as increased sales in Europe as a result of the Company's expansion into that market. The increase in average selling price is partially attributable to a shift in automotive original equipment manufacturer ("OEM") production to higher content vehicles, such as the Chrysler Voyager. For the year, the overall increase in molded carpet sales was principally related to increased sales to the Chrysler Voyager and T300 Truck and the Chevrolet C/K Truck line. These increases were partially offset by decreased sales to the Ford Explorer, the Chevrolet Camaro and Lumina and the Pontiac Grand Prix.

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

         The acoustics operations acquired on December 11, 1996 contributed $5.6 million in sales.

         AUTOMOTIVE FABRICS: Automotive bodycloth sales decreased 25.5% to $243.9 million in 1996, down $83.6 million from 1995. The decline in sales was due to a decrease in unit shipments on a comparable basis, which was partially mitigated by a 3.8% increase in average selling price due primarily to a shift in product mix. Automotive bodycloth sales were negatively impacted by an estimated $12.6 million as a result of the General Motors strikes. The overall decrease in automotive bodycloth for the year was principally related to decreased sales to the Ford Thunderbird, Mustang, Escort, and F-Series Truck and the Chevrolet Cavalier. These decreases were partially offset by increased sales to the Mercury Sable and the Chrysler Grand Cherokee and Breeze.

         ACCESSORY FLOOR MATS: Accessory floor mat sales increased 4.3% to $83.7 million, up $3.4 million over 1995. The increase in sales was primarily due to increased unit volume. For the year the overall increase in accessory mat sales was principally related to increased sales to the Subaru Legacy, the Chrysler Caravan/Voyager, the Toyota Camry and the Honda Civic and Accord. These increases were partially offset by decreased sales to the Chrysler Cirrus and Chevrolet Camaro.

         CONVERTIBLE TOP SYSTEMS: Convertible top systems sales increased 72.2% to $100.2 million, up $42.0 million from 1995. The increase in net sales resulted from the increased shipments of the Chrysler Sebring partially offset by reduced OEM production of the Ford Mustang convertible and the scheduled discontinuance of the Chrysler LeBaron convertible.

         PLASTIC-BASED INTERIOR TRIM SYSTEMS: C&A Plastics, which was acquired in January 1996, contributed $176.3 million in sales of plastic interior trim components during fiscal 1996 compared to $10.8 million in fiscal 1995. C&A Plastics' sales in 1996 were negatively impacted by the General Motors strikes in the amount of $9.4 million and delays in the launch of certain new programs.


         OTHER: In addition, the Company had $158.6 million and $141.0 million in sales of non-automotive products in fiscal 1996 and 1995, respectively, which are spread among four of the Company's five principal product groups discussed above.

         These factors resulted in an increase in the Company's average revenue per North American-produced vehicle to approximately $68 for 1996 from approximately $54 for 1995.

         GROSS MARGIN: For 1996, gross margin was 17.9% of sales, down from 18.0% in 1995. The decrease in gross margin was attributable primarily to the lower sales to General Motors and lower margins in plastic components partially offset by the increase in the higher margin convertible top systems sales. In addition, C&A Plastics reduced its gross profit by $3 million for a one-time special charge in December 1996 related to a disagreement with a customer over goods supplied. During 1995, the Company recorded a $2.4 million charge related to a plant closing and the write-off of certain assets in its molded carpet operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses of $82.7 million in 1996 were $16.8 million higher than in 1995. The increase resulted primarily from the acquisitions of C&A Plastics in January 1996 and Amco Convertible Fabrics in October 1995 and increased general and administrative costs due to expansion in Mexico and Europe. Selling, general and administrative expenses as a percentage of sales increased to 7.8% in 1996 from 7.3% in 1995.

         INTEREST EXPENSE: Interest expense, allocated to continuing operations, net of interest income of $4.0 million in 1996 and $1.6 million in 1995, increased to $39.9 million in 1996 from $22.2 million in 1995. In 1996, net interest expense, including amounts allocated to discontinued operations increased to $66.6 million from $48.5 million in 1995. The overall increase in interest expense was due to the higher amount of overall outstanding indebtedness primarily related to the $197 million credit facility that was entered into in connection with the acquisition of C&A Plastics in January 1996 (the "Term Loan B Facility") as well as the higher interest rates associated with the Subordinated Notes issued in June 1996.

         LOSS ON SALE OF RECEIVABLES: Beginning with the recapitalization in July 1994, the Company has sold on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $4.5 million, net of amounts allocated to discontinued operations, was incurred in 1996 compared to a loss of $6.2 million, net of amounts allocated to discontinued operations, in 1995. Total loss on sale of receivables, including amounts allocated to discontinued operations, decreased to $6.7 million in 1996 from $8.7 million in 1995. This decrease resulted from the shorter fiscal year in 1996 as well as an overall decrease in the outstanding interest sold under the variable portion of the accounts receivable facility during 1996. The decrease in the outstanding interest sold resulted primarily from the use of proceeds from the Subordinated Notes offering to satisfy a portion of the Company's liquidity needs.

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

         DISCONTINUED OPERATIONS: The Company's income from discontinued operations was $14.3 million in 1996 compared to a loss of $0.8 million in 1995. The increase relates primarily to Wallcoverings' results subsequent to April 29, 1996 being charged to the Company's existing discontinued operations reserves. Additionally, in 1995, Wallcoverings reported a $23.3 million loss which resulted from certain charges for the write-down of inventory, the consolidation of operations and the closing of facilities. Excluding the impact of Wallcoverings, income from discontinued operations declined due to the increase in reported tax rates which was partially offset by improved operating results for both the Mastercraft Group and Floorcoverings.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $24.0 million and $14.3 million at December 27, 1997 and December 28, 1996, respectively. The Company had a total of $232.0 million of borrowing availability under its credit arrangements as of December 27, 1997. The total was comprised of $217.8 million under the Revolving Facility, approximately $11.2 million under bank demand lines of credit in Canada and Austria, and $3.0 million available under the Receivables Facility.

         As part of a recapitalization in 1994, the Company entered into credit facilities consisting of (i) a Term Loan Facility, (ii) a Revolving Facility (together with the Term Loan Facility, the "Credit Agreement Facilities") and
(iii) a bridge receivables facility, which was terminated and replaced with the Receivables Facility described below. On December 22, 1995, the Company and C&A Products entered into a $197 million credit facility (the "Term Loan B Facility") to finance the January 1996 purchase of C&A Plastics.

         On June 3, 1996, the Company and C&A Products entered into an amendment and restatement (the "Amendment") of the Credit Agreement Facilities and the Term Loan B Facility (collectively, the "Bank Credit Facilities"). The Amendment was effected in connection with the sale of the Subordinated Notes described below and the use of proceeds from such sale to repay various outstanding loans under the Credit Agreement Facilities. As a result of the Amendment and the repayment of a portion of the Credit Agreement Facilities with a portion of the proceeds from the Subordinated Notes, the Bank Credit Facilities consisted of
(i) the Term Loan Facility, in an aggregate principal amount of $195 million (including a $45 million facility in Canada), payable in installments until final maturity on July 13, 2002, (ii) the Term Loan B Facility, in the principal amount of $195.8 million, payable in installments until final maturity on December 31, 2002, and (iii) the Revolving Facility, having an aggregate principal amount of up to $250 million and terminating on July 13, 2001.

         On February 6, 1997, the Company sold its Floorcoverings subsidiary for $195.6 million. The net proceeds were used to pay down the outstanding portion of the Revolving Facility and a portion of the Receivables Facility. The Company completed the sale of the Mastercraft Group in July 1997 for a purchase price of approximately $310 million, subject to adjustment. The Company utilized a portion of the net proceeds from the sale to further reduce long-term debt. In addition, effective July 16, 1997, receivables generated by members of the Mastercraft Group ceased to be sold in connection with the Receivables Facility, as discussed below. Also, the Company completed the sale of Airbag in July 1997 for a purchase price of approximately $56 million. Pursuant to the indenture governing the JPS Automotive Senior Notes, in connection with such sale, the Company caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the JPS Automotive Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of JPS Automotive Senior Notes. In December 1997, the Company repaid $88.5 million under the Term Loan Facility (including $27 million under the Canadian facility) and $13.5 million under the Term Loan B Facility. At December 27, 1997, the Company had $10.0 million outstanding on the Revolving Credit Facility, $17.6 million on the Term Loan Facility and $167.4 million on the Term Loan B Facility.

         The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. Certain of these tests and covenants were waived for the second, third and fourth quarters of 1997 and the first quarter of 1998 in connection with the charges incurred at C&A Plastics and the sales of the Mastercraft Group and Floorcoverings. The Company requires a modification of these tests and covenants for the remainder of 1998 and beyond due to these sales and its increasing international presence and expects to renegotiate them in connection with a broader modification of its existing credit facilities to conform to the Company's current corporate and financing structure. The Company expects this modification to occur in the first half of 1998. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. In addition, the Company is permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million (which amount was increased to $24 million for fiscal 1997) and (ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and is permitted to pay additional dividends in amounts representing certain net proceeds from the sale of Wallcoverings. The Company's obligations under the Bank Credit Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

         On June 10, 1996, C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.0 to 1.0 and increasing to 2.25 to 1.0 after June 30, 1998) of cash flow to interest expense or (iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). These prohibitions are subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes, dividends to stockholders of the Company of the net available proceeds from the sale or other disposition of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         In connection with the closing of the acquisition of JPS Automotive (the "JPS Automotive Acquisition"), in early December 1996 the Company amended the Bank Credit Facilities primarily to allow for the existence of the JPS Automotive Senior Notes and to allow the Company to use the proceeds from the sale of Floorcoverings to pay down the Revolving Facility and a portion of the Receivables Facility. As part of the JPS Automotive Acquisition, the Company paid off approximately $15 million of outstanding bank indebtedness of JPS Automotive. The cash portion of the purchase price of the JPS Automotive Acquisition, the purchase price for the acquisition of a minority interest in a JPS Automotive subsidiary and the bank indebtedness at JPS Automotive that was repaid at the time of closing were funded through the Company's Revolving Facility. In addition, as a result of the JPS Automotive Acquisition, holders of the JPS Automotive Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of JPS Automotive Senior Notes were so put to JPS Automotive and then purchased by JPS Automotive in the first quarter of 1997. During the second quarter of 1997, an additional $19.4 million principal amount of JPS Automotive Notes were purchased by JPS Automotive on the open market and retired. No open market purchases were made during the third and fourth quarters of 1997, although $23 thousand principal amount of JPS Automotive Senior Notes were repurchased and retired pursuant to an offer to purchase due to the sale of Airbag. After giving effect to the above, JPS Automotive had as of December 27, 1997 approximately $91.8 million of indebtedness outstanding (including a premium of $3.2 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Bank Credit Facilities and the indenture governing the Subordinated Notes.

         The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes;

and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture;
(ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and
(iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of December 27, 1997. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         Additionally, in December 1996, in connection with the JPS Automotive Acquisition, the Company entered into a $200 million delayed draw term loan (the "Delayed Draw Term Loan"). The Delayed Draw Term Loan is a 5.25 year term loan which was entered into to finance or refinance the purchase of any JPS Automotive Senior Notes put by the holders to JPS Automotive as a result of the change in control resulting from the JPS Automotive Acquisition or otherwise acquired. The Company was entitled to draw upon the Delayed Draw Term Loan until December 11, 1997. Prior to the JPS Automotive Acquisition, the Company had purchased in the open market $68.0 million principal amount of JPS Automotive Senior Notes, which were subsequently retired by JPS Automotive. As of December 27, 1997, $23.8 million had been drawn under the Delayed Draw Term Loan and there was no further availability. The Delayed Draw Term Loan's security and restrictive covenants are identical to those in the Bank Credit Facilities. Certain of these tests and covenants were waived for the second, third and fourth quarters of 1997 and the first quarter of 1998 in connection with the charges incurred at C&A Plastics and the sales of the Mastercraft Group and Floorcoverings. The Company requires a modification of these tests and covenants for the remainder of 1998 and beyond due to these sales and its increasing international presence and expects to renegotiate them in connection with a broader modification of its existing credit facilities to conform to the Company's current corporate and financing structure. The Company expects this modification to occur in the first half of 1998.

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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at December 27, 1997 approximately $3.0 million was available under the variable funding certificates, none of which was utilized.

         In connection with the proposed disposition of Wallcoverings, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. The Company also terminated Floorcoverings as of February 6, 1997 as a Seller of receivables under the Receivables Facility in connection with the Company's sale of Floorcoverings. On March 25, 1997, the Trust redeemed $30 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced by eligible receivables. In connection with the sale of the Mastercraft Group, effective July 16, 1997 receivables generated by the Mastercraft Group ceased to be sold to Carcorp and transferred to the Trust, and the Company terminated Ack-Ti-Lining, Inc., a member of the Mastercraft Group, as a Seller of receivables under the Receivables Facility. The collections of these Mastercraft Group receivables resulted in the redemption of $30 million face value of term certificates on November 25, 1997. The reduction in the term certificates was offset by increases in the variable funding certificates through the addition of C&A Plastics and its subsidiaries as Sellers under the facility.

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

         The Company also has outstanding indebtedness totaling approximately $49.8 million at its subsidiaries operating in Sweden, Belgium and France constituting the former operations of the Collins & Aikman/Perstorp Joint Venture. This debt consists of: (i) a 120 million Swedish krona loan ($15.5 million at December 27, 1997), which bears interest at the Stockholm interbank offered rate for Krona denominated deposits ("STIBOR") plus 0.75% and is secured by a pledge of the operating assets of the Swedish operating subsidiary; (ii) a 108 million Swedish krona loan ($13.9 million at December 27, 1997), which bears interest at STIBOR plus 0.75% and is due in June 1998; (iii) a 100 million Swedish krona loan ($12.9 million at December 27, 1997), which bears interest at STIBOR plus 1.0% and was repaid in February 1998; and (iv) a 200 million Belgium franc loan ($5.5 million at December 27, 1997), which bears interest at the Brussels interbank offered rate for deposits denominated in Belgian francs ("BIBOR") plus 1% and is secured by a pledge of the operating assets of the Belgian operating subsidiary. In addition, Perstorp has provided a loan in the amount of 75 million Belgian francs ($2.0 million at December 27, 1997), to the Belgian subsidiary, which bears interest at BIBOR plus 1% and is due on August 1, 1998.

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At December 27, 1997, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the year ended December 27, 1997, the Company made lease payments relating to continuing operations of approximately $5.6 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $5.8 million during fiscal 1998.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Bank Credit Facilities and the sale of receivables under the Receivables Facility. Net cash provided by the operating activities of the Company's continuing operations was $98.9 million for 1997.

         The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At December 27, 1997, the Company had total outstanding indebtedness of $782.7 million (excluding approximately $22.1 million of outstanding letters of credit and $.4 million of indebtedness of the discontinued operations) at an average interest rate of 9.9% per annum. Of the total outstanding indebtedness, $618.8 million relates to the Bank Credit Facilities and the Subordinated Notes.

         The Company's Board of Directors authorized the expenditure of up to $10 million in 1998 to repurchase shares of the Company's Common Stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent $19.7 million to repurchase shares during fiscal 1997 and $9.6 million to repurchase shares during fiscal 1996.

         Indebtedness under the Term Loan Facility, the Revolving Facility and the Delayed Draw Term Loan bears interest at a per annum rate equal to the Company's choice of (i) Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.75% in the case of the "LIBOR Margin" and .75% in the case of the ABR Margin on December 27, 1997. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Bank Credit Facilities and the Delayed Draw Term Loan at December 27, 1997 was 8.0%. The weighted average interest rate on the sold interests under the Receivables Facility at December 27, 1997 was 6.75%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at a rate of 11.5% per annum. The JPS Automotive Senior Notes bear interest at a rate of 11.125% per annum. Cash interest paid was $93.0 million and $60.0 million for the fiscal years ended December 27, 1997 and December 28, 1996, respectively.

         Due to the variable interest rates under the Bank Credit Facilities, the Delayed Draw Term Loan and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. In addition, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27.0 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27.0 million of notional principal amount. Based upon amounts outstanding at December 27, 1997, a .5% increase in LIBOR (6.0% at December 27, 1997) would impact interest costs by approximately $1.1 million annually on the Bank Credit Facilities and the Delayed Draw Term Loan and $1.0 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45.0 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the amount comes due in 2002. At December 27, 1997, the remaining $18.0 million of U.S. dollar denominated borrowings of the Canadian subsidiary were hedged under this agreement.

         The current maturities of long-term debt primarily consist of the current portion of the Bank Credit Facilities, vendor financing, industrial revenue bonds and other miscellaneous debt.

         The maturities of long-term debt of the Company's continuing operations for 1998, 1999, 2000, 2001 and 2002 are $30.3 million, $28.2 million, $59.9 million, $128.9 million and $80.9 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Bank Credit Facilities and the Delayed Draw Term Loan provide for mandatory prepayments of the Term Loan and Term Loan B Facilities and the Delayed Draw Term Loan with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company other than proceeds generated from the sale of Floorcoverings or Wallcoverings, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities and the Delayed Draw Term Loan) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the Delayed Draw Term Loan will require quarterly installments of approximately $2.2 million beginning in July 1999 and ending January 2002. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market. As discussed above, the Company caused JPS Automotive to make such an offer to purchase JPS Automotive Senior Notes in connection with the sale of Airbag.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of December 27, 1997, the Company's continuing operations had approximately $28.6 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations including its outstanding commitments in fiscal 1998 will aggregate approximately $85 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw material supply base. During fiscal 1997, prices for most of the Company's primary raw materials remained constant with price levels at December 28, 1996. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

         Since Wallcoverings was classified as a discontinued operation in April 1996, Wallcoverings has continued to experience sales declines. From April 1996 through October 1997, the Company has expended approximately $67.1 million to fund operations, working capital and capital expenditures and to replace receivables previously sold to Carcorp. Of these amounts, $21.0 million represents repayments of intercompany amounts owed to Wallcoverings. From November 1, 1997 through its disposition, the Company expended approximately $19.2 million prior to the disposition of Wallcoverings principally to fund Wallcoverings' operations, working capital and capital expenditure requirements. Of this amount, $13.2 million was the responsibility of the purchaser of Wallcoverings under the sales agreement and an estimate, which is subject to adjustment, was included in the purchase price paid at closing.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations, excluding Wallcoverings, will be approximately $19 million in fiscal 1998. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under the Bank Credit Facilities.

TAX MATTERS

         At December 27, 1997, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $119.4 million for Federal income tax purposes. Substantially all of these NOLs expire over the period from 2008 to 2011. The Company also has unused Federal tax credits of approximately $14.9 million, $2.2 million of which expire during the period 1998 to 2006.

         Approximately $17.1 million of the Company's NOLs and $2.2 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Future sales of common stock by the Company or its principal shareholders, or changes in the composition of its principal shareholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

         In fiscal 1995, the Company's continuing business segments generated substantial operating income, consistent with historical trends, that, when combined with the post-recapitalization capital structure, resulted in income for both tax and financial reporting purposes. The proposed disposition of Wallcoverings that was announced in April 1996 further clarified management's assessment of the Company's likely future performance. Management considered these factors as well as the future outlook for its continuing businesses in concluding that it was more likely than not that previously unrecognized net deferred tax assets totaling approximately $150 million would be realized. Similarly, management concluded that it was more likely than not that net deferred tax assets of $74.6 million and $148.4 million at December 27, 1997 and December 28, 1996, respectively, will be realized. While continued operating performance at current levels is sufficient to realize these assets, the Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

         The valuation allowance at December 27, 1997 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

         In fiscal 1995, the California Franchise Tax Board issued a notice of tax assessment for approximately $11.8 million related to the treatment of the sale of certain foreign subsidiaries during 1987. The Company disputes the assessment and has filed a protest with the Franchise Tax Board. If the Franchise Tax Board were to maintain its position and such position were to be upheld in litigation, the Company would also become liable for the payment of interest which is currently estimated to be $19.6 million. In the opinion of management, the final determination of any additional tax and interest liability related to this matter will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 27, 1997, including sites relating to the acquisition of C&A Plastics, JPS Automotive and Perstorp Components and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 25 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 27, 1997, the Company's estimate of its liability for these 34 sites, which exclude sites related to Wallcoverings, is approximately $33.8 million. As of December 27, 1997, the Company has established reserves of approximately $46.5 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

IMPACT OF YEAR 2000 COMPLIANCE

         In order to improve operating performance, the Company has undertaken, or will undertake in the near future, a number of significant information systems initiatives. One goal of such systems initiatives is to make the Company's systems Year 2000 compliant. Based upon a recent assessment, the Company expects at this time that the cost of the overall information systems initiatives (which includes the cost of ensuring that its remaining computer systems are Year 2000 compliant) should not have a material adverse effect on the Company. The Company has completed a preliminary assessment of each of its operations and their Year 2000 readiness and believes that appropriate actions are being taken. The Company currently expects to complete its overall Year 2000 remediation prior to any anticipated impact on its operations. The Company believes that, with modifications to existing software and conversions to new systems, the Year 2000 issue should not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. Whether such modifications and conversions are timely completed may to some extent depend on the availability of outside consultants as well as establishing reliable telecommunication links with the Company's operations in Europe and Mexico. Further, while the Company has initiated communications with a number of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues, and plans to initiate similar communications with the balance of its major suppliers and major customers in 1998, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

CURRENCY RATE EXPOSURE

         The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with foreign currency purchase transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months.

         Gains and losses related to qualifying hedges of foreign currency firm commitments or anticipated transactions are included in the basis of the underlying transactions. To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. All other foreign exchange contracts are marked-to-market on a current basis and are generally charged to other income (expense). To the extent that the anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses charged to earnings on a current basis.

         Based on the Company's overall currency rate exposure at December 27, 1997, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates in amounts indicated by historical currency rate movements would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include industry-based factors such as possible declines in the North American automobile and light truck build, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry and Year 2000 compliance issues, as well as factors more specific to the Company such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see "ITEM 1. BUSINESS" and the above discussion in this "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also see the Company's other filings with the Securities and Exchange Commission.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Disclosures are not required at this time.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant" and the information required by Item 401 of Regulation S-K regarding directors is incorporated herein by reference to that portion of the Registrant's definitive Proxy Statement to be used in connection with its 1998 Annual Meeting of Stockholders, which will be filed in final form with the Commission not later than 120 days after December 27, 1997 (the "Proxy Statement"), captioned "Election of Directors--Information as to Nominees and Other Directors". Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to that portion of the Proxy Statement captioned "Executive Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to those portions of the Proxy Statement captioned "Voting Securities and Principal Stockholders", "Security Ownership of Management" and "Election of Directors--Information as to Nominees and Other Directors".

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS:



                                                                                                                             PAGE
                                                                                                                            NUMBER
           Report of Independent Public Accountants                                                                          F-1

           Consolidated Statements of Operations for the fiscal years ended December 27, 1997,
             December 28, 1996, and January 27, 1996                                                                         F-2

           Consolidated Balance Sheets at December 27, 1997 and December 28, 1996                                            F-3

           Consolidated Statements of Cash Flows for the fiscal years ended December 27, 1997,
             December 28, 1996, and January 27, 1996                                                                         F-4

           Consolidated Statements of Common Stockholders' Deficit for the fiscal years ended
             December 27, 1997, December 28, 1996, and January 27, 1996                                                      F-5

           Notes to Consolidated Financial Statements                                                                        F-6


(a) (2)  FINANCIAL SCHEDULES:

         The following financial statement schedules of Collins & Aikman Corporation for the fiscal years ended December 27, 1997, December 28, 1996, and January 27, 1996 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.


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

Exhibit
Number                                                            Description
------                                                            -----------

2.1      -        Mastercraft  Group  Acquisition  Agreement  dated as of April 25, 1997 among  Collins & Aikman  Products Co., Joan
                  Fabrics  Corporation and MC Group Acquisition  Company L.L.C., is hereby  incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for this fiscal quarter ended March 29, 1997.

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

2.4      -        Amended and Restated  Acquisition  Agreement  dated as of November 4, 1997 and amended and restated as of March 9,
                  1998, among Collins & Aikman Products Co., Imperial Wallcoverings Inc. and BDPI Holdings Corporation.

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







Exhibit
Number                                                            Description
------                                                            -----------
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

4.7      -        Waiver,  dated as of October 27, 1997,  to the Amended and  Restated  Credit  Agreement,  dated as of June 3, 1996 among Collins & Aikman  Products  Co.,  Collins & Aikman Canada Inc.,  Collins & Aikman  Corporation,  the Lenders
                  parties  thereto,  and The Chase Manhattan Bank, as  Administrative  Agent is hereby  incorporated by reference to
                  Exhibit 4.7 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended September 27, 1997.

4.8      -        Waiver,  dated as of January 12, 1998,  to the Amended and  Restated  Credit  Agreement,  dated as of June 3, 1996 among  Collins & Aikman  Products  Co.,  Collins & Aikman Canada Inc.,  Collins & Aikman  Corporation  the Lenders
                  parties thereto, and The Chase Manhattan Bank, as Administrative Agent.

4.9      -        Credit  Agreement,  dated as of December 5, 1996,  among  Collins & Aikman  Products  Co., as Borrower,  Collins &
                  Aikman  Corporation,  as  Guarantor,  the Lenders named therein and The Chase  Manhattan  Bank, as  Administrative
                  Agent, is hereby  incorporated by reference to Exhibit 4.6 of Collins & Aikman  Corporation's  Report on Form 10-Q
                  for the fiscal quarter ended October 26, 1996.

4.10     -        Waiver,  dated as of June 28, 1997, to the Credit Agreement,  dated as of December 5, 1996, among Collins & Aikman
                  Products  Co.,  Collins & Aikman  Corporation,  the Lenders  parties  thereto  and The Chase  Manhattan  Bank,  as
                  Administrative  Agent is hereby incorporated by reference to Exhibit 4.8 of Collins & Aikman  Corporation's Report
                  on Form 10-Q for the fiscal quarter ended June 28, 1997.

4.11     -        Waiver,  dated as of October 27, 1997,  to the Credit  Agreement,  dated as of December 5, 1996,  among  Collins &
                  Aikman Products Co., Collins & Aikman Corporation,  the Lenders parties thereto,  and The Chase Manhattan Bank, as
                  Administrative  Agent is hereby incorporated by reference to Exhibit 4.10 of Collins & Aikman Corporation's Report
                  on Form 10-Q for the fiscal quarter ended September 27, 1997.

4.12              Waiver,  dated as of January 12, 1998,  to the Credit  Agreement,  dated as of December 5, 1996,  among  Collins &
                  Aikman Products Co.,  Collins & Aikman  Corporation,  the Lenders parties thereto and The Chase Manhattan Bank, as
                  Administrative Agent.

4.13              Waiver,  dated as of March 27, 1998 to the Amended and Restated  Credit  Agreement  dated as of June 3, 1996 among
                  Collins & Aikman Products Co., Collins & Aikman Canada Inc., Collins & Aikman  Corporation,  the Lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent.

4.14              Waiver,  dated as of March 27, 1998 to the Credit  Agreement,  dated as of December  5, 1996,  among  Collins &
                  Aikman Products Co., Collins & Aikman  Corporation,  the Lenders parties thereto, and The Chase Manhattan Bank, as
                  Administrative Agent.



Exhibit
Number                                                            Description
------                                                            -----------
4.15              Amendment,  dated as of March 27, 1997 to the Amended and  Restated  Credit  Agreement,  dated as of June 3, 1996, among Collins & Aikman Products Co.,  Collins & Aikman Canada Inc.,  Collins & Aikman  Corporation,  the Lenders
                  parties thereto, and The Chase Manhattan Bank, as Administrative Agent.

4.16              Amendment,  dated as of March 27, 1997,  to the Credit  Agreement,  dated as of December 5, 1996,  among Collins &
                  Aikman Products Co., Collins & Aikman  Corporation,  the Lenders parties thereto, and The Chase Manhattan Bank, as
                  Administrative Agent.

4.17     -        Indenture dated as of June 28, 1994,  between JPS Automotive  Products Corp., as Issuer,  JPS Automotive  L.P., as
                  Guarantor and Shawmut Bank Connecticut,  N.A., as Trustee,  is hereby  incorporated by reference to Exhibit 4.2 of
                  JPS Automotive Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

4.18     -        First  Supplemental  Indenture,  dated as of  October 5, 1994,  between  JPS  Automotive  Products  Corp.  and JPS
                  Automotive  L.P.,  as  Co-Obligors,  and Shawmut Bank  Connecticut,  N.A.,  as Trustee is hereby  incorporated  by reference to Exhibit 4.48A of JPS Automotive  L.P.'s and JPS Automotive  Products  Corp.'s Report on Form 10-Q for
                  the fiscal quarter ended October 2, 1994.

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

10.5     -        Second  Amendment,  dated as of  October 3, 1996,  to the  Employment  Agreement,  dated as of July 22,  1992,  as amended,  between  Collins & Aikman Products Co. and an executive  officer is hereby  incorporated by reference to
                  Exhibit  10.26 of Collins & Aikman  Corporation's  Report on Form 10-Q for the fiscal  quarter  ended  October 26,
                  1996.*

10.6     -        Third  Amendment  dated as of August 1, 1997, to the Employment  Agreement  dated as of July 22, 1992, as amended, between the Corporation and an executive  officer is hereby  incorporated by reference to Exhibit 10.35 of Collins
                  & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended September 27, 1997.*

10.7     -        Letter Agreement dated as of May 16, 1991 between Collins & Aikman  Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman Holdings  Corporation's  Registration  Statement on
                  Form S-2 (Registration No. 33-53179) filed April 19, 1994.*

10.8     -        Employment  Agreement dated as of April 6, 1995 between Collins & Aikman Products Co. and an executive  officer is hereby  incorporated by reference to Exhibit 10.24 of Collins & Aikman  Corporation's  Report on Form 10-K for the
                  fiscal year ended January 28, 1995.*

10.9     -        Letter  Agreement  dated as of June 30, 1995 between  Collins & Aikman  Corporation  and an  executive  officer is hereby  incorporated  by reference to Exhibit 10.6 of Collins & Aikman  Corporation's  Report on Form 10-K for the
                  fiscal year ended January 27, 1996.*

10.10    -        Letter Agreement dated October 9, 1992 between Collins & Aikman Corporation and an executive officer.*

10.11    -        Collins & Aikman  Corporation 1997 Executive  Incentive  Compensation Plan is hereby  incorporated by reference to
                  Exhibit 10.9 of Collins & Aikman  Corporation's  Report on Form 10-Q for the fiscal  quarter  ended  September 27,
                  1997.*

*  Management  contract or compensatory plan or arrangement  required to be filed as an exhibit to this form pursuant to Item 14 (c)
   of this report.





Exhibit
Number                                                            Description
------                                                            -----------
10.12    -        Collins & Aikman Corporation  Supplemental  Retirement Income Plan is hereby  incorporated by reference to Exhibit
                  10.23  of  Amendment  No.  5 to  Collins  &  Aikman  Holdings  Corporation's  Registration  Statement  on Form S-2
                  (Registration No. 33-53179) filed July 6, 1994.*

10.13    -        1993 Employee Stock Option Plan, as amended and restated,  is hereby incorporated by reference to Exhibit 10.13 of
                  Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 29, 1995.*

10.14    -        1994 Employee  Stock Option Plan, as amended  through  February 7, 1997,  is hereby  incorporated  by reference to
                  Exhibit  10.12 of  Collins & Aikman  Corporation's  Report on Form 10-Q for the  fiscal  quarter  ended  March 29,
                  1997.*

10.15    -        1994  Directors  Stock  Option  Plan is hereby  incorporated  by  reference  to Exhibit  10.15 of Collins & Aikman
                  Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.*

10.16    -        Excess  Benefit Plan of Collins & Aikman  Corporation  is hereby  incorporated  by  reference to Exhibit  10.25 of
                  Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.*

10.17    -        Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer.*

10.18    -        Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer.*

10.19    -        Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer.*

10.20    -        Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer.*

10.21    -        Lease,  executed as of the 1st day of June 1987,  between Dura  Corporation and Dura  Acquisition  Corp. is hereby incorporated  by  reference  to  Exhibit  10.24 of  Amendment  No. 5 to  Collins & Aikman  Holdings  Corporation's
                  Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

10.22    -        Amended and Restated  Receivables  Sale Agreement  dated as of March 30, 1995 among Collins & Aikman Products Co.,
                  Ack-Ti-Lining,  Inc., WCA Canada Inc.,  Imperial  Wallcoverings,  Inc.,  The Akro  Corporation,  Dura  Convertible
                  Systems Inc.,  each of the other  subsidiaries  of Collins & Aikman Products Co. from time to time parties thereto and Carcorp,  Inc. is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman  Corporation's  Report
                  on Form 10-K to the fiscal year ended January 28, 1995.

10.23    -        Servicing  Agreement,  dated as of March 30, 1995, among Carcorp,  Inc.,  Collins & Aikman Products Co., as Master
                  Servicer,  each of the  subsidiaries  of Collins & Aikman  Products  Co.  from time to time  parties  thereto  and
                  Chemical Bank, as Trustee is hereby  incorporated by reference to Exhibit 10.19 of Collins & Aikman  Corporation's
                  Report on Form 10-K to the fiscal year ended January 28, 1995.

10.24    -        Pooling  Agreement,  dated as of March 30, 1995,  among Carcorp,  Inc.,  Collins & Aikman  Products Co., as Master
                  Servicer and Chemical Bank, as Trustee,  is hereby  incorporated by reference to Exhibit 10.20 of Collins & Aikman
                  Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.25    -        Series 1995-1  Supplement,  dated as of March 30, 1995,  among Carcorp,  Inc.,  Collins & Aikman  Products Co., as
                  Master Servicer and Chemical Bank, as Trustee,  is hereby  incorporated by reference to Exhibit 10.21 of Collins &
                  Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.


*  Management  contract or compensatory plan or arrangement  required to be filed as an exhibit to this form pursuant to Item 14 (c)
   of this report.




Exhibit
Number                                                            Description
------                                                            -----------
10.26    -        Series 1995-2  Supplement,  dated as of March 30, 1995,  among Carcorp,  Inc.,  Collins & Aikman  Products Co., as
                  Master  Servicer,  the Initial  Purchasers  parties  thereto,  Societe  Generale,  as Agent for the Purchasers and
                  Chemical Bank, as Trustee is hereby  incorporated by reference to Exhibit 10.22 of Collins & Aikman  Corporation's
                  Report on Form 10-K to the fiscal year ended January 28, 1995.

10.27    -        Amendment No. 1, dated  September 5, 1995,  among  Carcorp,  Inc., as Company,  Collins & Aikman  Products Co., as
                  Master Servicer,  and Chemical Bank, as Trustee,  to the Pooling Agreement,  dated as of March 30, 1995, among the
                  Company,  the Master Servicer and Trustee is hereby  incorporated by reference to Exhibit 10.2 of Collins & Aikman
                  Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

10.28    -        Amendment No. 2, dated  October 25, 1995,  among  Carcorp,  Inc.,  as Company,  Collins & Aikman  Products Co., as
                  Master Servicer,  and Chemical Bank, as Trustee,  to the Pooling Agreement,  dated as of March 30, 1995, among the
                  Company,  the Master  Servicer  and the Trustee is hereby  incorporated  by reference to Exhibit 10.2 of Collins &
                  Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 28, 1995.

10.29    -        Amendment  No. 1, dated  February 29, 1996,  to the Series 1995-1  Supplement,  dated as of March 30, 1995,  among
                  Carcorp,  Inc.,  Collins & Aikman  Products Co., as Master  Servicer,  and Chemical  Bank,  as Trustee,  is hereby incorporated  by reference to Exhibit 10.20 of Collins & Aikman  Corporation's  Report on Form 10-K for the fiscal year ended January 27, 1996.

10.30    -        Amendment  No. 1, dated  February 29, 1996,  to the Series 1995-2  Supplement,  dated as of March 30, 1995,  among
                  Carcorp,  Inc., Collins & Aikman Products Co., as Master Servicer,  Societe Generale, as agent, and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman  Corporation's Report on Form
                  10-K for the fiscal year ended January 27, 1996.

10.31    -        Master Equipment Lease Agreement dated as of September 30, 1994, between  NationsBanc Leasing Corporation of North
                  Carolina and Collins & Aikman  Products  Co. is hereby  incorporated  by  reference to Exhibit  10.27 of Collins &
                  Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 29, 1994.

10.32    -        Equity  Purchase  Agreement by and among JPSGP,  Inc.,  Foamex - JPS Automotive L.P. and Collins & Aikman Products
                  Co. dated  August 28, 1996 is hereby  incorporated  by reference to Exhibit 2.1 of Collins & Aikman  Corporation's
                  Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

10.33    -        Amendment No. 1 to Equity  Purchase  Agreement by and among JPSGP,  Inc.,  Foamex - JPS  Automotive  L.P.,  Foamex
                  International  Inc. and Collins & Aikman  Products Co.  dated as of December  11, 1996 is hereby  incorporated  by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

10.34    -        Equity Purchase Agreement by and among Seiren U.S.A.  Corporation,  Seiren Automotive Textile Corporation,  Seiren
                  Co.,  Ltd. and Collins & Aikman  Products Co. dated  December  11, 1996,  is hereby  incorporated  by reference to
                  Exhibit 2.3 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

10.35       -     Acquisition  Agreement  between  Perstorp A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated  by  reference  to Exhibit  2.4 of Collins & Aikman  Corporation's  Current  Report on Form 8-K dated
                  December 10, 1996.

10.36       -     Agreement  among  Perstorp A. B.,  Perstorp  GmbH,  Perstorp  Biotec A.B. and Collins & Aikman  Products Co. dated
                  December 11, 1996 is hereby  incorporated  by reference to Exhibit 2.5 of Collins & Aikman  Corporation's  Current
                  Report on Form 8-K dated December 10, 1996.




Exhibit
Number                                                            Description
------                                                            -----------
10.37       -     Shareholders  Agreement  among Collins & Aikman  Products  Co.,  Collins & Aikman  Europe,  Inc.,  Perstorp  GmbH,
                  Perstorp A.B.,  Perstorp Biotec A.B.,  Perstorp  Components N.V. and Perstorp  Components A.B., dated December 11,
                  1996 is hereby incorporated by reference to Exhibit 2.6 of Collins & Aikman  Corporation's  Current Report on Form
                  8-K dated December 10, 1996.

10.38       -     Acquisition  Agreement  dated as of December 9, 1996 among Collins & Aikman  Products Co.,  Collins & Aikman Floor
                  Coverings Group,  Inc.,  Collins & Aikman Floor Coverings,  Inc., CAF Holdings,  Inc. and CAF Acquisition Corp. is
                  hereby  incorporated  by reference  to Exhibit 2.7 of Collins & Aikman  Corporation's  Current  Report on Form 8-K
                  dated December 10, 1996.

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

(B)     REPORTS ON FORM 8-K

During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed no reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.


COLLINS & AIKMAN CORPORATION


By:   /s/  David A. Stockman               By:  /s/  Randall J. Weisenburger
      -------------------------------           --------------------------------
          DAVID A. STOCKMAN                         RANDALL J. WEISENBURGER
CO-CHAIRMAN OF THE BOARD OF DIRECTORS      CO-CHAIRMAN OF THE BOARD OF DIRECTORS

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                       TITLE                                 DATE
---------------------------------       ---------------------------------------     ------------------------------
/s/  David A. Stockman                             Co-Chairman of the                       March 27, 1998
----------------------------------
     DAVID A. STOCKMAN                             Board of Directors

/s/  Randall J. Weisenburger                       Co-Chairman of the                       March 27, 1998
----------------------------------
     RANDALL J. WEISENBURGER                       Board of Directors

/s/  Thomas E. Hannah                     Director and Chief Executive Officer              March 27, 1998
-----------------------------------          (Principal Executive Officer)
     THOMAS E. HANNAH

/s/  J. Michael Stepp                      Executive Vice President and Chief               March 27, 1998
-----------------------------------    Financial Officer (Principal Financial and
     J. MICHAEL STEPP                              Accounting Officer)

/s/  Robert C. Clark                                    Director                            March 27, 1998
------------------------------------
     ROBERT C. CLARK

/s/  George L. Majoros, Jr.                             Director                            March 27, 1998
--------------------------------
     GEORGE L. MAJOROS, JR.

/s/  James J. Mossman                                   Director                            March 27, 1998
--------------------------------
     JAMES J. MOSSMAN

/s/  Warren B. Rudman                                   Director                            March 27, 1998
------------------------------
     WARREN B. RUDMAN

/s/  Stephen A. Schwarzman                              Director                            March 27, 1998
---------------------------
     STEPHEN A. SCHWARZMAN

/s/  W. Townsend Ziebold, Jr.                           Director                            March 27, 1998
------------------------------
     W. TOWNSEND ZIEBOLD, JR.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Collins & Aikman Corporation:

         We have audited the accompanying consolidated balance sheets of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of December 27, 1997 and December 28, 1996 and the related consolidated statements of operations, cash flows, and common stockholders' deficit for each of the three fiscal years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Corporation and subsidiaries as of December 27, 1997 and December 28, 1996 and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.





                                              ARTHUR ANDERSEN LLP

Charlotte, North Carolina
February 9, 1998 (except with
  respect to the matters discussed in
  Note 26, as to which the date
  is March 13, 1998).

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                             FISCAL YEAR ENDED
                                                              ---------------------------------------------
                                                                DECEMBER 27,    DECEMBER 28,   JANUARY 27,
                                                                    1997           1996           1996
                                                               -------------    ------------   ------------
                                                                 (52 WEEKS)      (48 WEEKS)     (52 WEEKS)

Net sales ....................................................   $ 1,629,332    $ 1,053,821    $   902,017
                                                               -------------    ------------   ------------
Cost of goods sold ...........................................     1,397,121        865,346        740,092
Selling, general and administrative expenses .................       125,101         86,571         66,266
Impairment of long lived assets ..............................        22,600           --             --
                                                                   1,544,822        951,917        806,358
                                                               -------------    ------------   ------------
Operating income .............................................        84,510        101,904         95,659

Interest expense, net of interest income of $5,685, $3,987,
  and $1,556 .................................................        77,581         39,850         22,150
Loss on sale of receivables ..................................         4,700          4,533          6,246
Other (income) expense .......................................          (678)           113           --
                                                               -------------    ------------   ------------

Income from continuing operations before income taxes ........         2,907         57,408         67,263
Income tax expense (benefit) .................................        12,998         24,442       (139,959)
                                                               -------------    ------------   ------------
Income from continuing operations ............................       (10,091)        32,966        207,222

Income (loss) from discontinued operations, net of income
   taxes of $2,835, $9,317 and $844 ..........................         4,306         14,468           (781)
Gain on sale of discontinued operations, net of income
   taxes of $85,358 ..........................................       161,741           --             --
                                                               -------------    ------------   ------------
Income before extraordinary loss .............................       155,956         47,434        206,441
Extraordinary loss, net of income taxes of $443, $4,709 and $0          (721)        (6,610)          --
                                                               -------------    ------------   ------------
Net income ...................................................   $   155,235    $    40,824    $   206,441
                                                               =============    ============   ============

Net income (loss) per basic common share:
    Continuing operations ....................................   $     (0.15)   $      0.48    $      2.96
    Discontinued operations ..................................          0.06           0.21          (0.01)
    Gain on sale of discontinued operations ..................          2.44           --             --
    Extraordinary item .......................................         (0.01)         (0.10)          --
                                                               -------------    ------------   ------------
    Net income ...............................................   $      2.34    $      0.59    $      2.95
                                                               =============    ============   ============

Net income (loss) per diluted common share:
    Continuing operations ....................................   $     (0.15)   $      0.47    $      2.91
    Discontinued operations ..................................          0.06           0.21          (0.01)
    Gain on sale of discontinued operations ..................          2.44           --             --
    Extraordinary item .......................................         (0.01)         (0.10)          --
                                                               -------------    ------------   ------------
    Net income ...............................................   $      2.34    $      0.58    $      2.90
                                                               =============    ============   ============

Average common shares outstanding:
    Basic ....................................................        66,337         68,997         70,015
                                                               =============    ============   ============

    Diluted ..................................................        66,337         69,887         71,181
                                                               =============    ============   ============



               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                       DECEMBER 27,         DECEMBER 28,
                                                                                           1997                 1996
                                                                                    ------------------   ------------------
                                      ASSETS
Current Assets:
   Cash and cash equivalents....................................................    $           24,004   $           14,314
   Accounts and other receivables, net of allowances of $9,275 and
       $10,380..................................................................               198,125              200,763
   Inventories..................................................................               142,042              121,971
   Net assets of discontinued operations........................................                53,004              263,523
   Other........................................................................                92,116              128,762
                                                                                    ------------------   ------------------
       Total current assets.....................................................               509,291              729,333

Property, plant and equipment, net..............................................               388,087              351,282
Deferred tax assets.............................................................                59,293               91,690
Goodwill, net...................................................................               263,007              283,271
Other assets....................................................................                82,714               74,713
                                                                                    ------------------   ------------------
                                                                                    $        1,302,392   $        1,530,289
                                                                                    ==================   ==================

   LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT

Current Liabilities:
   Notes payable................................................................    $            1,314   $            1,920
   Current maturities of long-term debt.........................................                30,301               37,565
   Accounts payable.............................................................               135,468              123,899
   Accrued expenses.............................................................               148,201              176,147
                                                                                    ------------------   ------------------
       Total current liabilities................................................               315,284              339,531

Long-term debt..................................................................               752,376            1,138,029
Other, including postretirement benefit obligation..............................               301,582              247,307
Commitments and contingencies...................................................

Common Stockholders' Deficit:
   Common stock (150,000 shares authorized, 70,521 shares issued
      and 65,851 shares outstanding at December 27, 1997,  70,521                                  705                  705
      shares issued and 67,723 shares outstanding at December 28, 1996)
   Other paid-in capital........................................................               585,890              585,207
   Accumulated deficit..........................................................              (576,851)            (729,315)
   Foreign currency translation adjustments.....................................               (29,123)             (20,798)
   Pension equity adjustment....................................................               (10,700)             (10,165)
   Treasury stock, at cost (4,670 shares at December 27, 1997 and 2,798
      shares at December 28, 1996)..............................................               (36,771)             (20,212)
                                                                                    ------------------   ------------------
       Total common stockholders' deficit.......................................               (66,850)            (194,578)
                                                                                    ------------------   ------------------
                                                                                    $        1,302,392   $        1,530,289
                                                                                    ==================   ==================






               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                               FISCAL YEAR ENDED
                                                                           ------------------------------------------------------
                                                                             DECEMBER 27,         DECEMBER 28,      JANUARY 27,
                                                                                 1997                 1996             1996
                                                                           ----------------     ---------------  ----------------
                                                                               (52 WEEKS)           (48 WEEKS)      (52 WEEKS)
OPERATING ACTIVITIES
Income (loss) from continuing operations...............................    $       (10,091)     $      32,966      $   207,222
Adjustments to derive cash flow from continuing operating activities:
   Impairment of long lived assets.....................................             22,600               -                -
   Deferred income tax expense (benefit)...............................              4,251             12,228         (149,822)
   Depreciation and leasehold amortization.............................             42,712             24,457           24,146
   Goodwill amortization...............................................              6,669              3,872              270
   Amortization of other assets and liabilities........................              7,592              7,545            5,995
   (Increase) decrease in accounts and other receivables...............             35,819            (22,333)           2,762
   (Increase) decrease in inventories..................................             (8,078)            (1,006)           5,593
   Increase (decrease) in interest and dividends payable...............               (520)             7,784            1,353
   Increase (decrease) in accounts payable.............................             (4,126)            (8,734)           2,136
   Other, net..........................................................              2,053                332          (21,548)
                                                                           ----------------     ---------------  ----------------
     Net cash provided by continuing operating activities..............             98,881             57,111           78,107
                                                                           ----------------     ---------------  ----------------

Cash provided by (used in) Wallcoverings, Floorcoverings, Airbag and
     the Mastercraft Group discontinued operations                                  (4,719)            (2,631)          24,861

Cash used in other discontinued operations.............................            (12,252)            (6,160)         (22,886)
                                                                           ----------------     ---------------  ----------------
     Net cash provided by (used in) discontinued operations............            (16,971)            (8,791)           1,975
                                                                           ----------------     ---------------  ----------------

INVESTING ACTIVITIES
Additions to property, plant and equipment.............................            (71,775)           (78,454)         (93,698)
Sales of property, plant and equipment.................................              5,879              4,119            2,733
Proceeds from sale-leaseback arrangements..............................                  -                  -           32,818
Acquisitions of businesses, net of cash acquired.......................              3,447           (225,256)        (190,338)
Net proceeds from disposition of discontinued operations...............            562,100                  -                -
Other, net ............................................................            (92,534)           (10,198)          (5,507)
                                                                           ----------------     ---------------  ----------------

     Net cash provided by (used in) investing activities...............            407,117           (309,789)        (253,992)
                                                                           ----------------     ---------------  ----------------

FINANCING ACTIVITIES
Issuance of long-term debt.............................................             12,235            453,475          213,658
Proceeds from (reduction of) participating interests in
   accounts receivable, net of redemptions.............................            (13,000)             7,000          (17,000)
Repayment and defeasance of long-term debt.............................           (261,416)          (286,406)         (18,979)
Net borrowings (repayments) on revolving credit facilities.............           (194,000)           127,804            5,000
Purchases of treasury stock............................................            (19,715)            (9,594)         (11,736)
Other, net ............................................................             (3,441)           (17,473)             627
                                                                           ----------------     ---------------  ----------------

     Net cash provided by (used in) financing activities...............           (479,337)           274,806          171,570
                                                                           ----------------     ---------------  ----------------
Increase (decrease) in cash and cash equivalents.......................              9,690             13,337           (2,340)
Cash and cash equivalents at beginning of year.........................             14,314                977            3,317
                                                                           ----------------     ---------------  ----------------

Cash and cash equivalents at end of year...............................    $        24,004      $      14,314      $       977
                                                                           ================     ===============  ================


               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)





                                                                                 FOREIGN
                                                      OTHER                      CURRENCY      PENSION
                                         COMMON      PAID-IN    ACCUMULATED    TRANSLATION      EQUITY       TREASURY
                                          STOCK      CAPITAL      DEFICIT      ADJUSTMENTS    ADJUSTMENT      STOCK         TOTAL
                                        ---------  ----------- --------------  ------------  ------------  ------------  -----------
BALANCE AT JANUARY 28, 1995             $   705  $   586,281   $  (976,549)  $    (13,655) $    (9,404)  $       -     $  (412,622)

Compensation expense adjustment.....        -           (567)          -              -            -             -            (567)
Net income..........................        -            -         206,441            -            -             -         206,441
Purchase of treasury stock (1,542
   shares)..........................        -            -             -              -            -         (11,736)      (11,736)
Exercise of stock options (95 shares)       -           (245)          (31)           -            -             658           382
Foreign currency translation
   adjustments......................        -            -             -          (10,064)         -             -         (10,064)
Pension equity adjustment...........        -            -             -              -            314           -             314
                                        ---------  ----------- --------------  ------------  ------------  ------------  -----------
BALANCE AT JANUARY 27, 1996                 705      585,469      (770,139)       (23,719)      (9,090)      (11,078)     (227,852)

Compensation expense adjustment.....        -             60           -              -            -             -              60
Net income..........................        -            -          40,824            -            -             -          40,824
Purchase of treasury stock (1,420
   shares)..........................        -            -             -              -            -          (9,594)       (9,594)
Exercise of stock options (69 shares)       -           (322)          -              -            -             460           138
Foreign currency translation
   adjustments......................        -            -             -            2,921          -             -           2,921
Pension equity adjustment...........        -            -             -              -         (1,075)          -          (1,075)
                                        ---------  ----------- --------------  ------------  ------------  ------------  -----------
BALANCE AT DECEMBER 28, 1996                705      585,207      (729,315)       (20,798)     (10,165)      (20,212)     (194,578)

Compensation expense adjustment.....        -            683           -              -            -             -             683
Net income..........................        -            -         155,235            -            -             -         155,235
Purchase of treasury stock (2,245
   shares)..........................        -            -             -              -            -         (19,715)      (19,715)
Exercise of stock options (373 shares)      -            -          (2,771)           -            -           3,156           385
Foreign currency translation
   adjustments......................        -            -             -           (8,325)         -             -          (8,325)
Pension equity adjustment...........        -            -             -              -           (535)          -            (535)
                                        ---------  ----------- --------------  ------------  ------------  ------------  -----------
BALANCE AT DECEMBER 27, 1997            $   705  $   585,890   $  (576,851)  $    (29,123) $   (10,700)  $   (36,771)  $   (66,850)
                                        =========  =========== ==============  ============  ============  ============  ===========






               The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION:

         Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. As of December 27, 1997, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners L.P. ("WP Partners") and their respective affiliates collectively own approximately 82% of the common stock of the Company.

         The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior year items have been reclassified to conform with the fiscal 1997 presentation and are primarily related to the reclassification of JPS Automotive L.P.'s ("JPS Automotive") discontinued airbag and industrial fabric operation ("Airbag"). See Note 15.

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

         FISCAL YEAR - Fiscal 1997 was a 52-week year which ended on December 27, 1997. During fiscal 1996, the Company changed its fiscal year to end on the last Saturday of December. Fiscal 1996 was a 48-week year which ended on December 28, 1996. Fiscal 1995 was a 52-week year which ended on January 27, 1996. See Note 5.

         EARNINGS (LOSS) PER SHARE - Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all diluted potential common shares. Diluted potential common shares include shares issued upon the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense. See Note 25.

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

         ACCOUNTS AND OTHER RECEIVABLES - Accounts and other receivables consist primarily of the Company's trade receivables and the retained interest in the Receivables Facility. See Note 12. The Company has provided an allowance against uncollectible accounts. In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125") which was amended by Statement of Financial Accounting Standards No. 127, "Amendment to SFAS No. 125". SFAS No. 125, as amended, establishes standards of accounting for transfers of assets in which the transferor has some continuing involvement with the assets transferred or with the transferee. It also clarifies the accounting for arrangements whereby assets are set aside for the extinguishment of a liability. The Company adopted the provisions of SFAS No. 125 on December 29, 1996. The Company's Receivables Facility complies with the provisions of SFAS No. 125, and, accordingly, adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

         INVENTORIES - Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

         INSURANCE DEPOSITS - Other current assets as of December 27, 1997 and December 28, 1996 included $1.2 million and $0.5 million, respectively, which were on deposit with an insurer to cover a portion of the self-insured portion of the Company's workers' compensation, automotive and general liability insurance. The Company's reserves for these claims were determined based upon actuarial analyses and aggregated $21.3 million and $18.0 million at December 27, 1997 and December 28, 1996, respectively. Of these reserves, $4.7 million were classified in current liabilities at December 27, 1997 and December 28, 1996.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

         LONG LIVED ASSETS - In the fourth quarter of fiscal 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material impact on the Company's consolidated results of operations. During the third quarter of fiscal 1997, Collins & Aikman Plastics, Inc. ("C&A Plastics"), a wholly-owned subsidiary of the Company, incurred charges of $31.3 million for provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. These charges primarily related to manufacturing inefficiencies experienced by C&A Plastics related to product launches and record volume for its products. In addition, the recoverability of C&A Plastics' assets and goodwill was evaluated and the Company determined that the carrying values of certain assets and the goodwill allocated to two of its manufacturing facilities were impaired. Accordingly, the Company wrote down fixed assets by $5.1 million and the carrying value of goodwill was reduced by $17.5 million. The adjustments were determined based on management's estimate of the future cash flows generated by the assets and their values.

         GOODWILL - Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations for fiscal years 1997 and 1996 was $6.7 million and $3.9 million, respectively. Accumulated amortization at December 27, 1997 and December 28, 1996 was $10.9 million, and $4.2 million, respectively. The carrying value of goodwill at an enterprise level is reviewed periodically based on the non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. At December 27, 1997, the Company believes the recorded value of goodwill in the amount of $263.0 million is fully recoverable. See Note 3.

         DERIVATIVE FINANCIAL INSTRUMENTS - The Company utilizes derivative financial instruments to manage risks associated with foreign exchange rate and interest rate market volatility. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income (expense). The Company does not hold or issue derivative financial instruments for trading purposes. See Note 6.

         To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent that the anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses charged to earnings on a current basis.

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

         Gains and losses resulting from foreign currency transactions are recognized in other income (expense). Recorded balances that are denominated in a currency other than the functional currency are adjusted to reflect the exchange rate at the balance sheet date.

         ENVIRONMENTAL - The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. Accruals for environmental liabilities are generally included in the consolidated balance sheet as other non-current

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.

         In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" ("SOP 96-1"). SOP 96-1 provides authoritative guidance on specific accounting issues related to the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 addresses only those actions undertaken in response to a threat of litigation or assertion of a claim. It does not address accounting for pollution control costs with respect to current operations or for costs of future site restoration or closure required upon cessation of operations. The Company adopted the provisions of SOP 96-1 on December 29, 1996. Adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

         NEWLY ISSUED ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.

         In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance. This statement also requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company has not determined the impact of this statement on its disclosure requirements.

3.       ACQUISITIONS AND JOINT VENTURES:

         On December 4, 1997, the Company entered into a joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds") to manufacture automotive interior fabrics in the United Kingdom. The Company and Courtaulds each own 50% of the joint venture. The Company's investment in the joint venture of $5.9 million has been included in other assets in the accompanying December 27, 1997 consolidated balance sheet.

         On October 29, 1997, the Company entered into a joint venture with Kigass Automotive Group ("Kigass") to manufacture automotive interior plastic trim products in the United Kingdom. The Company and Kigass each own 50% of the joint venture. The Company's investment in the joint venture of $0.7 million has been included in other assets in the accompanying December 27, 1997 consolidated balance sheet. On February 2, 1998, the Company acquired Kigass for approximately $24.2 million, subject to post closing adjustment. See Note 26.

         On August 31, 1997, the Company purchased certain automotive acoustics assets in Germany and assumed certain liabilities from Perstorp AB ("Perstorp") for approximately $13.6 million.

         On December 11, 1996, the Company acquired Perstorp's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain (collectively referred to as "Perstorp Components") for $108 million. In addition, in December 1996, the Company and Perstorp entered into a joint venture agreement (the "Collins & Aikman/Perstorp Joint Venture") relating to Perstorp's automotive supply operations (primarily acoustical and plastic components) in Sweden, Belgium and France. During 1997, the Company finalized the purchase price for the Perstorp Components acquisition with the seller. In settlement of disputed claims by the Company against Perstorp arising from the December 1996 and August 1997 acquisitions, Perstorp transferred its 50% interest in the Collins & Aikman/Perstorp Joint Venture to the Company on December 16, 1997. The Company is in the process of finalizing the allocation of the purchase price for the newly-acquired interest. Goodwill resulting from these 1996 and 1997 acquisitions is approximately $25.0 million.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On December 11, 1996, the Company also acquired JPS Automotive for $220 million, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million of cash. The Company also acquired the minority interest in a JPS Automotive subsidiary for $10 million. The purchase price allocation related to the JPS Automotive acquisition established certain reserves related to management's plans to rationalize certain acquired manufacturing facilities. See Note 16. During 1997, the Company finalized the purchase price and received approximately $11.2 million from the seller as a reduction of the purchase price.

         On May 1, 1996, the Company acquired the business of BTR Fatati Limited ("Fatati"), a manufacturer and supplier of molded floor carpets and luggage compartment trim for the European automotive market.

         On January 3, 1996, the Company completed the acquisition of C&A Plastics (formerly known as Manchester Plastics) for a purchase price of approximately $184.0 million, including $40.4 million of debt extinguished in connection with the acquisition.

         In November 1995, the Company acquired certain assets of Amco Manufacturing Corporation and its Mexican affiliate, Omca, Inc. (collectively "Amco"), for approximately $7 million.

         The results of operations of the acquired companies are included in the Company's consolidated statements of operations for the periods in which they were owned by the Company.

         The acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of forty years on a straight line basis. In determining the amortization period of goodwill assigned to these automotive industry acquisitions, management assessed the impact of these acquisitions on the Company's ability to strategically position itself with the long term trends in the design and manufacture of automotive products. The trends that management has identified are the increased use of plastic components, the increased sourcing of interior systems and U.S. automotive manufacturers' movement to fewer suppliers and to suppliers with engineering and design capabilities. The Company anticipates the reduction in the supply chain will result in integration whereby the complete interior of an automobile will be co-designed and developed with fewer suppliers who will manufacture and deliver required components. The Company anticipates these capabilities will be essential to its long term strategic positioning as a key supplier within the automotive industry and with its customers.

4.       PRO FORMA INFORMATION:

         Set forth below are unaudited pro forma consolidated results from continuing operations assuming (i) the fiscal 1997 acquisition of Perstorp's interest in the Collins & Aikman/Perstorp Joint Venture (see Note 3) had occurred as of the beginning of fiscal 1997 and 1996, (ii) the 1996 acquisitions of JPS Automotive and Perstorp Components had occurred as of the beginning of fiscal 1996, and (iii) the issuance of the Subordinated Notes, the application of the net proceeds to pay down indebtedness and the amendments to the Bank Credit Facilities (as defined in Note 11) had occurred as of the beginning of fiscal 1996 (in thousands, except per share amounts):



                                                                                              FISCAL YEAR ENDED
                                                                             ----------------------------------------------------
                                                                                 DECEMBER 27, 1997          DECEMBER 28, 1996
                                                                             --------------------------  ------------------------
                                                                                     (52 WEEKS)                 (48 WEEKS)

        Net sales..........................................................  $          1,768,944        $         1,539,741
        Operating income...................................................                89,478                    126,870
        Interest expense, net..............................................                80,624                     72,406
        Loss on the sale of receivables....................................                 4,700                      4,533
        Income (loss) from continuing operations...........................               (8,201)                     29,952

        Income (loss) from continuing operations per common share:
           Per basic common share..........................................  $             (0.12)       $               0.43
           Per diluted common share........................................                (0.12)                       0.43
        Average shares outstanding:
           Basic...........................................................                66,337                     68,997
           Diluted.........................................................                66,337                     69,887

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         After giving effect to the adjustments above, net income (loss) for fiscal 1997 and 1996 on a pro forma basis would have been $157.1 million and $42.4 million, respectively.

         Set forth below are unaudited pro forma consolidated results from continuing operations assuming (i) the fiscal 1996 acquisitions of JPS Automotive and Perstorp Components (see Note 3) had occurred as of the beginning of fiscal 1996 and 1995, (ii) the issuance of the Subordinated Notes, the application of the net proceeds to pay down indebtedness and the amendment to the Bank Credit Facilities (as defined in Note 11) had occurred as of the beginning of fiscal 1996 and 1995 and (iii) the fiscal 1995 acquisitions of C&A Plastics and Amco (see Note 3) had occurred as of the beginning of fiscal 1995 (in thousands, except per share amounts):



                                                                                           FISCAL YEAR ENDED
                                                                        ---------------------------------------------------------
                                                                             DECEMBER 28, 1996             JANUARY 27, 1996
                                                                        ----------------------------  --------------------------
                                                                                 (48 WEEKS)                   (52 WEEKS)

        Net sales.....................................................  $           1,414,828         $         1,554,114
        Operating income..............................................                123,635                     136,547
        Interest expense, net.........................................                 69,088                      73,786
        Loss on the sale of receivables...............................                  4,533                       6,246
        Income from continuing operations.............................                 29,819                     196,457

        Income from continuing operations:
           Per basic common share.....................................  $                0.43         $              2.81
           Per diluted common share...................................                   0.43                        2.76
        Average common shares outstanding:
           Basic......................................................                 68,997                      70,015
           Diluted....................................................                 69,887                      71,181

         After giving effect to the adjustments above, net income for fiscal 1996 and 1995 on a pro forma basis would have been $42.1 million and $189.3 million, respectively. The extraordinary loss in fiscal 1996 would have been eliminated because the pro forma adjustments assume that the transaction that created the extraordinary loss would have occurred at the beginning of the year.

         Set forth below are unaudited pro forma consolidated results from continuing operations assuming (i) the fiscal 1995 acquisitions of C&A Plastics and Amco (see Note 3) had occurred as of the beginning of fiscal 1995 and 1994
(ii) the July 1994 common stock offering and recapitalization had occurred as of the beginning of fiscal 1994 (in thousands, except per share amounts):



                                                                                        FISCAL YEAR ENDED
                                                                 ---------------------------------------------------------
                                                                     JANUARY 27, 1996                JANUARY 28, 1995
                                                                 ------------------------        --------------------------
                                                                       (52 WEEKS)                        (52 WEEKS)

        Net sales..............................................      $       1,084,080                $       1,084,094
        Operating income.......................................                 99,947                          127,365
        Interest expense, net..................................                 37,050                           39,713
        Loss on the sale of receivables........................                  6,246                            7,799
        Income from continuing operations......................                196,362                           65,729

        Income from continuing operations:
            Per basic common share.............................      $            2.80                $            1.26
            Per diluted common share...........................                   2.76                             1.26
        Average common shares outstanding:
            Basic..............................................                 70,015                           52,186
            Diluted............................................                 71,181                           52,186


        After giving effect to the adjustments above, net income for fiscal 1995 and 1994 would have been $195.6 million and $118.5 million, respectively. The pro forma adjustments identified above for fiscal 1995 would not impact the results from discontinued operations as presented. The income from discontinued operations for fiscal 1994 after giving effect to the pro forma adjustments would have increased as a result of reduced allocated interest expense. The extraordinary loss in fiscal 1994 would have been eliminated as a result of the recapitalization occurring at the beginning of fiscal 1994.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. CHANGE IN FISCAL YEAR:

         During fiscal 1996, the Company changed its fiscal year-end to the last Saturday in December. As a result of this change, fiscal 1996 was a 48-week period. The following information presents comparative data for the 52 and 53-week periods ended December 27, 1997 and December 28, 1996 (in thousands, except per share amounts):



                                                                                                 PERIOD ENDED
                                                                                   --------------------------------------------
                                                                                                             DECEMBER 28, 1996
                                                                                    DECEMBER 27, 1997            (UNAUDITED)
                                                                                      (52 WEEKS)                 (53 WEEKS)
                                                                                   -----------------         ------------------
         Net sales..........................................................       $      1,629,332           $     1,140,027
         Operating income...................................................                 84,510                   108,796
         Income (loss) from continuing operations...........................                (10,091)                  185,008
         Income (loss) from discontinued operations.........................                  4,306                    (6,752)
         Gain on sale of discontinued operations............................                161,741                         -
         Extraordinary loss.................................................                   (721)                   (6,610)
         Net income.........................................................                155,235                   171,646

         Net income (loss) per basic share:
           Continuing operations............................................       $          (0.15)          $          2.68
           Discontinued operations..........................................                   0.06                     (0.10)
           Gain on sale of discontinued operations..........................                   2.44                      -
           Extraordinary loss...............................................                  (0.01)                    (0.10)
                                                                                   -----------------         ------------------
           Net income.......................................................       $           2.34           $          2.48
                                                                                   =================         ==================

         Net income (loss) per diluted share:
           Continuing operations............................................       $          (0.15)          $          2.65
           Discontinued operations..........................................                   0.06                     (0.10)
           Gain on sale of discontinued operations..........................                   2.44                      -
           Extraordinary loss...............................................                  (0.01)                    (0.10)
                                                                                   -----------------         ------------------
           Net income.......................................................       $           2.34           $          2.45
                                                                                   =================         ==================


         The following information presents comparative data for the 48 and 47-week periods ended December 28, 1996 and December 23, 1995 (in thousands, except per share amounts):



                                                                                                 PERIOD ENDED
                                                                                   --------------------------------------------
                                                                                                            DECEMBER 23, 1995
                                                                                     DECEMBER 28, 1996         (UNAUDITED)
                                                                                      (48 WEEKS)               (47 WEEKS)
                                                                                   -----------------         ------------------
         Net sales..........................................................       $      1,053,821          $       815,811
         Operating income...................................................                101,904                   88,767
         Income from continuing operations..................................                 32,966                   55,180
         Income from discontinued operations................................                 14,468                   20,440
         Extraordinary loss.................................................                 (6,610)                       -
         Net income.........................................................                 40,824                   75,620

         Net income (loss) per basic share:
           Continuing operations............................................       $           0.48          $          0.79
           Discontinued operations..........................................                   0.21                     0.29
           Extraordinary loss...............................................                  (0.10)                       -
                                                                                   -----------------         ------------------
           Net income.......................................................       $           0.59          $          1.08
                                                                                   =================         ==================

         Net income (loss) per diluted share:
           Continuing operations............................................       $           0.47          $          0.77
           Discontinued operations..........................................                   0.21                     0.29
           Extraordinary loss...............................................                  (0.10)                       -
                                                                                   -----------------         ------------------
           Net income.......................................................       $           0.58          $          1.06
                                                                                   =================         ==================


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.      INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS:

         The Company has limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. In addition, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27 million of notional principal amount. Payments to be received, if any, as a result of these agreements are accrued as an adjustment to interest expense.

         The effect of the above interest rate protection agreements on the operating results of the Company was to decrease interest expense by $0.1 million in fiscal 1997 and increase interest expense by $0.7 million and $0.7 million in fiscal 1996 and 1995, respectively.

         The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with foreign currency purchase transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 1998. These contracts, which aggregated a U.S. dollar equivalent of $13.0 million at December 27, 1997, are to manage the currency volatility associated with purchase transactions. The fair value of these contracts approximated the contract value at December 27, 1997.

         During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the remaining amount comes due in 2002. During fiscal 1997, this agreement resulted in reductions of interest expense and other expenses of approximately $1.7 million. At December 27, 1997, the remaining $18 million of U.S. dollar denominated borrowings of the Canadian subsidiary were hedged under this agreement. See Note 11.

7.       INVENTORIES:

         Inventory balances are summarized below (in thousands):



                                                                              DECEMBER 27,         DECEMBER 28,
                                                                                  1997                  1996
                                                                           ------------------   ------------------


          Raw materials.................................................   $           72,862   $          60,438
          Work in process...............................................               31,066              26,192
          Finished goods................................................               38,114              35,341
                                                                           ------------------   ------------------
                                                                           $          142,042   $         121,971
                                                                           ==================   ==================


8.      OTHER CURRENT ASSETS:

         Other current asset balances are summarized below (in thousands):

                                                                              DECEMBER 27,         DECEMBER 28,
                                                                                  1997                 1996
                                                                           ------------------   ------------------
          Deferred tax assets...........................................   $           33,345   $          63,911
          Prepaid tooling and molds.....................................               32,460              24,319
          Other.........................................................               26,311              40,532
                                                                           ------------------   ------------------
                                                                           $           92,116   $         128,762
                                                                           ==================   ==================


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       PROPERTY, PLANT AND EQUIPMENT, NET:

         Property, plant and equipment, net, are summarized below (in thousands):



                                                                              DECEMBER 27,         DECEMBER 28,
                                                                                 1997                  1996
                                                                           ------------------   ------------------
          Land and improvements.........................................   $           24,177   $          26,511
          Buildings.....................................................              129,507             118,137
          Machinery and equipment.......................................              414,136             375,294
          Leasehold improvements........................................                1,830               1,840
          Construction in progress......................................               30,589              19,149
                                                                           ------------------   ------------------
                                                                                      600,239             540,931
          Less accumulated depreciation and amortization................             (212,152)           (189,649)
                                                                           ------------------   ------------------
                                                                           $          388,087   $         351,282
                                                                           ==================   ==================


         Depreciation and leasehold amortization of property, plant and equipment applicable to continuing operations was $42.7 million, $24.5 million, and $24.1 million for fiscal 1997, 1996 and 1995, respectively.

10.      ACCRUED EXPENSES:

         Accrued expenses are summarized below (in thousands):




                                                                              DECEMBER 27,         DECEMBER 28,
                                                                                  1997                 1996
                                                                           ------------------   ------------------
          Payroll and employee benefits.................................   $           40,181   $          51,777
          Interest......................................................               15,495              15,023
          Other.........................................................               92,525             109,347
                                                                           ------------------   ------------------
                                                                           $          148,201   $         176,147
                                                                           ==================   ==================

11.      LONG-TERM DEBT:

         Long-term debt is summarized below (in thousands):


                                                                              DECEMBER 27,         DECEMBER 28,
                                                                                  1997                 1996
                                                                           ------------------   ------------------
          Bank Credit Facilities:
             Revolving Credit Facility..................................   $           10,000   $         204,000
             Term Loan Facility.........................................               17,566             190,333
             Term Loan B Facility.......................................              167,380             193,250
             Delayed Draw Term Loan.....................................               23,845              53,000

          Public Indebtedness:
             11-1/2% Senior Subordinated Notes..........................              400,000             400,000
             JPS Automotive 11-1/8% Senior Notes........................               91,843             117,221

          Other.........................................................               72,043              17,790
                                                                           ------------------   ------------------

          Total debt....................................................              782,677           1,175,594

          Less current maturities.......................................              (30,301)            (37,565)
                                                                           ------------------   ------------------
                                                                           $          752,376   $       1,138,029
                                                                           ==================   ==================


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BANK CREDIT FACILITIES

         The Bank Credit Facilities of C&A Products consist of a (i) $250 million Revolving Credit Facility due July 2001, (ii) $195 million Term Loan Facility due in quarterly installments through July 2002, (iii) Term Loan B Facility in the original principal amount of $195.8 million due in quarterly installments through December 2002 and (iv) Delayed Draw Term Loan Facility, which was entered into in December 1996 and is payable in quarterly installments through March 2002.

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

         In December 1996, in connection with the acquisition of JPS Automotive, the Company amended the Revolving Credit, Term Loan and Term Loan B Facilities to allow for the existence of the JPS Automotive 11-1/8% Senior Notes ("JPS Automotive Senior Notes") and to allow the Company to retain proceeds from the sale of the Company's Floorcoverings subsidiary ("Floorcoverings"). Additionally, in December 1996, the Company entered into a $200 million Delayed Draw Term Loan Facility to finance or refinance the purchase of JPS Automotive Senior Notes. As of December 11, 1997, the Company was no longer entitled to draw additional funds against the Delayed Draw Term Loan Facility. At December 27, 1997, the Delayed Draw Term Loan Facility outstanding balance was $23.8 million, and is due in quarterly installments of approximately $2.2 million beginning in July 1999 and ending January 2002. The $23.8 million was drawn to refinance and repurchase a portion of the $68 million of JPS Automotive Senior notes purchased by the Company prior to its acquisition of JPS Automotive and subsequently retired by JPS Automotive.

         The Company used the majority of the proceeds received from the 1997 dispositions of the discontinued operations (described in Note 15 below) to repay indebtedness. In conjunction with the February 1997 disposition of Floorcoverings, the Company applied approximately $100.0 million of the net proceeds to the Revolving Credit Facility and $30.0 million of such proceeds against the Receivables Facility (see Note 12). Under the terms of the credit agreement, the Company was required to apply approximately $78.4 million of the proceeds received in the Mastercraft Group disposition as repayment of the Term Loan Facility and the Term Loan B Facility (together the "Term Loan Facilities"). In December 1997, the Company repaid $88.5 million under the Term Loan Facility (including $27.0 million on the Canadian facility), $13.5 million on the Term Loan B Facility and $13.0 million on the Delayed Draw Term Loan Facility. As a result of these repayments, the Company is not required to make quarterly installments on the Term Loan Facilities until 1999.

         The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. In addition, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except for the Company's expenses and for permitted dividends or stock repurchases and in certain other circumstances. Dividends paid are limited to a maximum of $12 million per fiscal year unless certain conditions are satisfied (in which case the Bank Credit Facilities limit dividends paid in any year to a maximum of 25% of net income for the prior year and amounts representing net proceeds from the sale of Imperial Wallcoverings Inc. subsidiary ("Wallcoverings"). In addition, the Bank Credit Facilities provide for mandatory prepayments with certain excess cash flows of the Company and certain other transactions. After giving effect to waivers obtained for fiscal 1997, the Company was in compliance with all restrictive covenants at December 27, 1997.

         The Company's obligations under the Bank Credit Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries.

         Indebtedness under the Term Loan Facility, Revolving Credit Facility and the Delayed Draw Term Loan bears interest at a per annum rate equal to the Company's choice of (i) Chase Manhattan Bank's ("Chase's") Alternate Base Rate plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") plus a margin (the "LIBOR Margin") ranging from 1% to 1.75%. Pursuant to the terms of the Term Loan Facility, the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility and the Delayed Draw Term Loan Facility, at December 27, 1997, the ABR Margin is .75% and the LIBOR Margin is 1.75%. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate plus a margin of 1.25% or
(ii) the offered rates for LIBOR plus a margin of 2.25%. The weighted average rate of interest on the balances outstanding under the Bank Credit Facilities at December 27, 1997 was 8.0%.

         The Company had a total of $229.0 million of borrowing availability under the Bank Credit Facilities and other credit lines as of December 27, 1997. The total is comprised of approximately $217.8 million under the Revolving Facility, approximately $10.9 million under demand lines of credit in Canada and Austria and approximately $0.3 million under a C&A Plastics demand line of credit. At December 27, 1997, the Company had approximately $22.1 million outstanding in letters of credit.

PUBLIC INDEBTEDNESS:

         In June 1996, the Company's wholly-owned subsidiary, C&A Products, issued at face value $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the Company. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and used the remainder for general corporate purposes. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount. The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate, dividends to stockholders of the Company or stock repurchases in the amount of the net proceeds from the sale of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         On the JPS Automotive acquisition date, $180 million principal amount of JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") were outstanding. Of this amount, $68 million had been purchased by the Company in the open market and were subsequently contributed to or repurchased by JPS Automotive. The remaining $112 million face value of JPS Automotive Senior Notes were recorded at a market value of $117.2 million on the date of the acquisition. Holders of the JPS Automotive Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest as a result of the JPS Automotive acquisition. Approximately $3.9 million principal amount of JPS Automotive Senior Notes were so put to JPS Automotive and then repurchased by JPS Automotive on March 10, 1997. In addition, JPS Automotive repurchased $23 thousand of JPS Automotive Senior notes in conjunction with an offer to purchase as a result of the 1997 sale of the Airbag subsidiary. See Note 15. In addition, during 1997, JPS Automotive purchased $19.4 million of JPS Automotive Senior Notes in the open market. These notes were subsequently retired. The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

OTHER INDEBTEDNESS:

         The Company has outstanding indebtedness totaling approximately $49.8 million at its subsidiaries operating in Sweden, Belgium and France constituting the former operations of the Collins & Aikman/Perstorp Joint Venture. This debt consists of: (i) a 120 million Swedish krona loan ($15.5 million at December 27, 1997), which bears interest at the Stockholm interbank offered rate for Krona - denominated deposits ("STIBOR") plus 0.75% and is secured by a pledge of the operating assets of the Swedish operating subsidiary; (ii) a 108 million Swedish krona loan ($13.9 million at December 27, 1997), which bears interest at STIBOR plus 0.75% and is due in June 1998; (iii) a 100 million Swedish krona loan ($12.9 million at December 27, 1997), which bears interest at

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


STIBOR plus 1% and was repaid in February 1998; and (iv) a 200 million Belgium franc loan ($5.5 million at December 27, 1997), which bears interest at the Brussels interbank offered rate for deposits denominated in Belgian francs ("BIBOR") plus 1% and is secured by a pledge of the operating assets of the Belgian operating subsidiary. In addition, Perstorp has provided a loan in the amount of 75 million Belgian francs ($2.0 million at December 27, 1997), to the Belgian subsidiary, which bears interest at BIBOR plus 1% and is due on August 1, 1998.

         At December 27, 1997, the scheduled annual maturities of long-term debt are as follows (in thousands):

                FISCAL YEAR ENDING

                December 1998........................................  $ 30,301
                December 1999........................................    28,205
                December 2000........................................    59,877
                December 2001........................................   128,859
                December 2002........................................    80,903
                Later Years..........................................   454,532
                                                                      ---------
                                                                      $ 782,677
                                                                      =========

         Total interest paid by the Company on all indebtedness was $93.0 million, $60.0 million, and $45.8 million for fiscal 1997, 1996 and 1995, respectively.

12.      RECEIVABLES FACILITY:

         During fiscal 1994, C&A Products and certain of its subsidiaries (the "Sellers") sold approximately $190.0 million of customer trade receivables to Carcorp, Inc. ("Carcorp"), a wholly-owned, bankruptcy remote subsidiary of C&A Products which, in turn, sold an undivided senior interest in the receivables pool for $136.8 million to Chase pursuant to a Receivables Transfer and Servicing Agreement with Chase, as administrative agent (the "Bridge Receivables Facility").

         On March 31, 1995, C&A Products repaid the Bridge Receivables Facility and entered, through a trust formed by Carcorp, into the Receivables Facility, comprised of (i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the trust virtually all trade receivables generated by the "Sellers. The certificates represent the right to receive payments generated by the receivables held by the trust.

         In connection with the proposed disposition by the Company of Wallcoverings, as discussed in Note 15, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. Also, in connection with the sale of Floorcoverings, as discussed in Note 15, Floorcoverings was terminated as a Seller of receivables under the Receivables Facility on February 6, 1997. On March 25, 1997, the Trust redeemed $30.0 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced with eligible receivables. In connection with the sale of the Mastercraft Group, as discussed in Note 15, effective July 16, 1997, receivables generated by members of the Mastercraft Group ceased to be sold and Ack-Ti-Lining, Inc., a member of the Mastercraft Group, was terminated as a Seller of receivables under the Receivables Facility. On November 25, 1997, the Trust redeemed $30.0 million face value of term certificate as a result of the Trust collecting Mastercraft receivables which were not replaced with eligible receivables. Effective June 2, 1997, C&A Plastics and its subsidiaries and the domestic operations of Amco were added as Sellers of receivables under the Receivables Facility.

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at December 27, 1997 approximately $75.0 million was available under the variable funding certificates, of which $72.0 million was utilized. As of December 27, 1997, $50.0 million of the term certificates remained outstanding.

         In connection with the receivables sales, losses of $4.7 million, $4.5 million, and $6.2 million were incurred for continuing operations in fiscal 1997, 1996, and 1995 respectively.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         As of December 27, 1997 and December 28, 1996, Carcorp's total receivables pool was $193.4 million and $178.0 million, respectively. As of December 27, 1997 and December 28, 1996, the holders of term certificates and variable funding certificates collectively had invested $122.0 million and $135.0 million, respectively, to purchase an undivided senior interest (net of settlements in transit) in the trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts and other receivables balances as of those dates.

13.      LEASE COMMITMENTS:

         The Company is lessee under various long-term operating leases for land and buildings for periods up to forty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to ten years.

         On September 30, 1994, the Company entered into a master equipment lease agreement. Pursuant to that agreement, during fiscal 1995 the Company sold and leased back equipment utilized in its manufacturing operations. During fiscal 1995, equipment of its continuing operations having aggregate net book values totaling $18.8 million was removed from the balance sheet and gains realized on the sale totaling approximately $.1 million, were deferred and are being recognized as an adjustment to rent expense over the lease terms. Payments under the lease began in 1995 and the Company made lease payments related to continuing operations of approximately $5.6 million, $4.0 million and $4.6 million for fiscal 1997, 1996, and 1995, respectively. The Company has a purchase option on the equipment at the end of the lease term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating. The Company may sell and lease back additional equipment in the future under the same master lease agreement, subject to the lessor's approval.

         At December 27, 1997, future minimum lease payments under operating leases for continuing operations are as follows (in thousands):

         FISCAL YEAR ENDING

         December  1998........................................ $     18,606
         December  1999........................................       17,427
         December  2000........................................       15,409
         December  2001........................................       13,862
         December  2002........................................       12,374
         Later years...........................................       11,892
                                                                ------------
                                                                $     89,570
                                                                ============

         Rental expense of continuing operations under operating leases was $15.4 million, $15.2 million, and $13.2 million for fiscal 1997, 1996 and 1995, respectively. Obligations under capital leases are not significant.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The net periodic pension cost of continuing operations for fiscal 1997, 1996 and 1995 includes the following components (in thousands):



                                                                           DECEMBER 27,        DECEMBER 28,        JANUARY 27,
                                                                               1997                1996                 1996
                                                                         -----------------  ------------------  -----------------
                                                                            (52 WEEKS)          (48 WEEKS)         (52 WEEKS)
          Service cost.................................................  $           7,294  $          $4,043   $          3,341
          Interest cost on projected benefit obligation and
             service cost..............................................              9,640              6,905              6,218
          Actual gain on assets........................................            (13,027)           (11,066)            (9,446)
          Net amortization and deferral................................              3,475              4,773              4,922
                                                                         -----------------  ------------------  -----------------
          Net periodic pension cost....................................  $           7,382  $           4,655   $          5,035
                                                                         =================  ==================  =================



         The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated balance sheets, excluding Wallcoverings, Floorcoverings, Airbag, and the Mastercraft Group at December 27, 1997 and December 28, 1996 (in thousands):



                                                                 DECEMBER 27, 1997                      DECEMBER 28, 1996
                                                       -------------------------------------  -------------------------------------
                                                            ASSETS           ACCUMULATED           ASSETS           ACCUMULATED
                                                            EXCEED             BENEFITS            EXCEED             BENEFITS
                                                          ACCUMULATED           EXCEED           ACCUMULATED           EXCEED
                                                           BENEFITS             ASSETS            BENEFITS             ASSETS
                                                       -----------------  ------------------  -----------------  ------------------
Actuarial present value of benefit obligations:

    Vested benefit obligation.....................     $        (31,255)  $        (94,945)   $        (24,633)  $        (81,046)
                                                       =================  ==================  =================  ==================

    Accumulated benefit obligation................     $        (32,356)  $       (102,789)   $        (25,417)  $        (89,982)
                                                       =================  ==================  =================  ==================
    Projected benefit obligation..................              (34,151)          (107,644)            (28,068)           (95,995)

Plan assets at fair value.........................               39,791             82,259              35,923             73,382
                                                       -----------------  ------------------  -----------------  ------------------

Projected benefit obligation less than (in
     excess of) plan assets.......................                5,640            (25,385)              7,855            (22,613)

Unrecognized net loss (gain)......................                 (113)            17,995              (1,401)            13,700
Prior service amounts not yet recognized in
  net periodic pension cost.......................                1,649             (2,107)                907             (2,664)
Adjustment required to recognize minimum
  liability.......................................                    -            (12,175)                  -             (7,359)
                                                       -----------------  ------------------  -----------------  ------------------
Pension asset (liability) recognized in the
   consolidated balance sheets ...................     $          7,176    $       (21,672)   $          7,361   $        (18,936)
                                                       =================  ==================  =================  ==================


        The weighted average discount rate used in determining the above actuarial present value of the projected benefit obligation of each of the Company's plans was 7.0% and 7.6% at December 27, 1997 and December 28, 1996, respectively. The weighted average expected rate of increase in future compensation levels is 4.5% and 5.4%, respectively, and the expected long-term rate of return on plan assets was 9% in fiscal 1997 and 1996.

        The provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87") require companies with any plans that have an unfunded accumulated benefit obligation to recognize an additional minimum pension liability, an offsetting intangible pension asset and, in certain situations, a contra-equity balance. In accordance with the provisions of SFAS No. 87, the consolidated balance sheets at December 27, 1997 and December 28, 1996 include an intangible pension asset of $0.2 million; an additional minimum pension liability of $10.9 million and $10.4 million, respectively; and a contra-equity balance of $10.7 million and $10.2 million, respectively. These amounts relate to all operations of the Company and are reflected in the Company's consolidated balance sheets.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         DEFINED CONTRIBUTION PLANS

         Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company's discretion as specified in the plan documents. Contributions related to continuing operations were $3.5 million, $2.8 million and $2.7 million for fiscal 1997, 1996 and 1995, respectively.

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

         The net periodic postretirement benefit cost of continuing operations, determined on the accrual basis, includes the following components (in thousands):


                                                                                              FISCAL YEAR ENDED
                                                                             DECEMBER 27,         DECEMBER 28,        JANUARY 27,
                                                                                 1997                 1996               1996
                                                                          -------------------  -------------------  ---------------
                                                                              (52 WEEKS)           (48 WEEKS)         (52 WEEKS)
          Service cost.................................................   $            1,204   $              769   $          670
          Interest cost on accumulated postretirement
             benefit obligation........................................                4,362                1,756            1,884
          Net amortization.............................................               (2,345)                (934)          (1,206)
                                                                          -------------------  -------------------  ---------------
          Net periodic postretirement benefit cost.....................   $            3,221   $            1,591   $        1,348
                                                                          ===================  ===================  ===============


         The following table sets forth the amount of net postretirement benefit obligation included in the Company's consolidated balance sheets, excluding Wallcoverings, Floorcoverings, Airbag, and the Mastercraft Group (in thousands):




                                                                                               DECEMBER 27,      DECEMBER 28,
                                                                                                    1997             1996
                                                                                             ---------------    ----------------
          Retirees.......................................................................    $        41,077    $         35,217
          Fully eligible active plan participants........................................             11,637               8,814
          Other active plan participants.................................................             14,373              10,176
                                                                                             ---------------    ----------------
          Accumulated postretirement benefit obligation..................................             67,087              54,207
          Unrecognized prior service gain from plan amendments...........................             12,455              13,942
          Unrecognized net gain..........................................................              8,325              11,781
                                                                                             ---------------    ----------------
          Net postretirement benefit obligation..........................................    $        87,867    $         79,930
                                                                                             ===============    ================



         The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7% at December 27, 1997 and 7.5% at December 28, 1996. The Company does not fund its postretirement benefit plans.

         For purposes of the December 27, 1997 and December 28, 1996 valuations, a 9% and a 10%, respectively, annual rate of increase in the per capita cost of covered health care benefits was assumed; the rate was assumed to decrease 1 percentage point per year to 6% and remain at that level thereafter. The health care cost trend rate assumption has an impact on the amounts reported; however, the Company's obligation is limited by certain amended provisions of the various plans, as further described below. To illustrate, increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 27, 1997 by $1.1 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $0.1 million.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Effective April 1, 1994, the Company amended the postretirement benefit plan which covers substantially all of the eligible current and retired employees of the Company's continuing operations in the United States. Pursuant to the amendment, the Company's obligation for future inflation of health care costs will be limited to 6% per year through March 31, 1998. Subsequent to March 1998, the Company's portion of coverage costs will not be adjusted for inflation in health care costs.

15.      DISCONTINUED OPERATIONS:

         On July 24, 1997, JPS Automotive completed the sale of Airbag to Safety Components International, Inc. for a purchase price of $56.3 million, subject to adjustment. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag. Pursuant to the indenture governing the JPS Automotive Senior Notes, in connection with the sale of Airbag, the Company caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the JPS Automotive Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of JPS Automotive Senior Notes. During October 1997, the Company caused JPS Automotive to use a portion of the proceeds remaining from the sale of Airbag to make a distribution of $35.0 million to C&A Products, as permitted under the restricted payments provisions of the JPS Automotive Senior Notes indenture.
See Note 11.

         On July 16, 1997, the Company completed its sale of the Mastercraft Group for a purchase price of approximately $310 million, subject to adjustment. A portion of the net proceeds from the sale was used to reduce the Company's long-term debt. The sale resulted in a net after-tax gain of $97.5 million.

         On February 6, 1997, the Company completed the sale of its Floorcoverings subsidiary for $195.6 million and the net proceeds were used to pay down debt incurred to finance the Company's automotive strategy. The sale resulted in a net after-tax gain of $85.3 million.

         On April 9, 1996, the Company announced a proposed plan to spin off Wallcoverings to the Company's stockholders in the form of a stock dividend. On October 28, 1997, the Company announced that it received a proposal for the acquisition of Wallcoverings and was reviewing all its options with respect to Wallcoverings. On November 5, 1997, the Company announced that it entered into an agreement to sell Wallcoverings to a company sponsored by an affiliate of Blackstone Partners. The transaction closed on March 13, 1998. See Note 26.



         The Company has accounted for the financial results and net assets of Airbag, the Mastercraft Group, Floorcoverings and Wallcoverings as discontinued operations. Accordingly, previously reported financial results for all periods have been restated to reflect these businesses as discontinued operations.

         Net sales of discontinued operations in fiscal 1997, 1996 and 1995 were $200.4 million, $443.3 million and $594.7 million, respectively. The following information relates to income (loss) from discontinued operations, net of income taxes (in thousands):



                                                            FISCAL YEAR ENDED
                                     -----------------------------------------------------------------
                                       DECEMBER 27,           DECEMBER 28,            JANUARY 27,
                                           1997                   1996                    1996
                                     ------------------    -------------------     -------------------
                                        (52 WEEKS)             (48 WEEKS)              (52 WEEKS)
         Mastercraft Group             $        3,401          $      6,376            $      8,406
         Floorcoverings                           518                 7,598                  14,094
         Airbag                                   387                   145                   -
         Wallcoverings                          -                       349                 (23,281)
                                     ------------------    -------------------     -------------------
                                       $        4,306          $     14,468            $       (781)
                                     ==================    ===================     ===================


         Wallcoverings incurred operating losses subsequent to April 29, 1996 which were charged to the Company's existing discontinued operations reserves. Wallcoverings' operating losses were in excess of management's forecasted expectations as of the date of discontinuance but within previously established accruals. Included in the loss on sale of Wallcoverings discussed above were expected operating losses to be incurred through the date of disposition. Included in Wallcoverings' first quarter 1995 loss were $9.9 million in charges related to the consolidation of distribution activities

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and the closure of the segment's Hammond, Indiana facility. See Note 16 for further discussion on facility closings. Additionally, $3.0 million in charges related to the impairment of assets and $10.8 million related to a write-down of inventory were incurred in the first quarter of 1995.

         Net interest expense of discontinued operations (including amounts attributable to discontinued operations) was $12.5 million, $26.7 million and $26.5 million in fiscal 1997, 1996 and 1995, respectively. Interest expense of $12.6 million, $26.5 million and $25.4 million during fiscal 1997, 1996, and 1995, respectively, was allocated to discontinued operations based upon the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. In addition, a portion of loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the trust's receivable pool related to Floorcoverings and the Mastercraft Group to (y) the total trust's receivables pool. For fiscal 1997, 1996 and 1995, amounts allocated to discontinued operations for the loss on sale of receivables totaled $.6 million, $2.2 million and $2.4 million, respectively.

         In connection with the retained lease liabilities of certain discontinued operations, the Company has future minimum lease payments and future sublease rental receipts at December 27, 1997 as follows (in thousands):


                                                                     Minimum Lease       Sublease Rental
                      Fiscal Years Ending                              Payments              Receipts
-----------------------------------------------------------          --------------       ---------------
December 1998...............................................         $        6,551       $        2,750
December 1999...............................................                  5,040                3,078
December 2000...............................................                  3,168                3,060
December 2001...............................................                  2,500                2,542
December 2002...............................................                  2,106                2,321
Later years.................................................                 10,512               11,746
                                                                     --------------       --------------
                                                                     $       29,877       $       25,497
                                                                     ==============       ==============


16.      FACILITY CLOSING COSTS:

         In January 1996, the Company in its continuing operations provided for the cost to rationalize one manufacturing facility affecting approximately 90 employees. Additionally, the Company provided for the cost to exit one manufacturing and three distribution centers in its discontinued Wallcoverings segment. The Wallcoverings closings affected approximately 200 employees. The closure of the three distribution centers was delayed until 1997 due to construction delays at the new Knoxville distribution center which became operational in 1997.

         In connection with the acquisition of JPS Automotive, the Company eliminated certain redundant sales and administrative functions, closed one manufacturing facility in 1997 and finalized plans to exit two additional manufacturing facilities in 1998. In addition, the Company is in the process of relocating certain manufacturing processes from a facility acquired from JPS Automotive to an existing facility. These actions affect approximately 640 employees. Original estimates of the total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.2 million and $7.0 million, respectively. During 1997, the Company revised these estimates upon finalization of the plans and increased the accruals for the shutdown of facilities and severance and other personnel costs to $2.7 million and $7.7 million, respectively.

         The components of the reserves for these facilities are as follows (in thousands):



                                                                                                             REMAINING RESERVE
                                                    ORIGINAL RESERVE            CHANGES IN RESERVE            DECEMBER 27,1997
                                              ----------------------------  ---------------------------  ---------------------------
                                               CONTINUING    DISCONTINUED   CONTINUING    DISCONTINUED    CONTINUING   DISCONTINUED
                                               OPERATIONS     OPERATIONS    OPERATIONS  OPERATIONS        OPERATIONS    OPERATIONS
    Anticipated losses associated with the
       disposal of property, plant and
      equipment.............................   $     385    $       5,721   $     (385)  $     (5,721)   $     -              -
    Anticipated expenditures to close and
       dispose of idled facilities..........       3,259            2,766         (430)        (1,902)         2,829            864

    Anticipated severance benefits..........       8,061            1,410       (3,214)        (1,285)         4,847            125
                                               ---------    -------------   -----------  -------------   -----------   ------------
                                              $   11,705    $       9,897   $   (4,029)  $     (8,908)   $     7,676   $        989
                                               =========    =============   ===========  =============   ===========   ============


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.      STOCK OPTION PLANS:

         The 1994 Employee Stock Option Plan ("1994 Plan") was adopted as a successor to the 1993 Employee Stock Option Plan to facilitate awards to certain key employees and to consultants. The 1994 Plan authorizes the issuance of up to 2,980,534 shares of common stock and provides that no options may be granted after 10 years from the effective date of this plan. Options vest, in each case, as specified by the Company's compensation committee, generally over three years after issuance. At December 27, 1997, options representing 1,897,379 shares of common stock were available for grants.

         Effective February 23, 1995, the Company adopted the 1994 Directors Stock Option Plan which provides for the issuance of options to acquire a maximum of 600,000 shares of common stock to directors who are not part of management and are not affiliated with a major stockholder. As of December 27, 1997, 70,000 options had been granted.

         Stock option activity under the plans is as follows:



                                                      DECEMBER 27, 1997           DECEMBER 28, 1996            JANUARY 27, 1996
                                                  --------------------------  --------------------------  --------------------------
                                                                  WEIGHTED                    WEIGHTED                    WEIGHTED
                                                     NUMBER       AVERAGE       NUMBER OF     AVERAGE        NUMBER       AVERAGE
                                                       OF         EXERCISE       SHARES       EXERCISE         OF         EXERCISE
                                                     SHARES        PRICE                       PRICE         SHARES        PRICE
                                                  ------------  ------------  ------------  ------------  ------------  ------------
      Outstanding beginning of year............    3,287,106    $    5.25      3,298,036    $    5.12      3,096,802    $    4.64
      Awarded..................................      584,000         8.33        145,000         6.71        431,500         8.21
      Cancelled................................      (83,127)        6.46        (19,492)        4.10       (135,003)        4.79
      Exercised................................     (370,210)        4.70        (69,022)        3.99        (95,263)        3.99
      Surrendered..............................     (685,574)        5.57        (67,416)        3.99              -
                                                  ------------                ------------                ------------
      Outstanding at end of year...............    2,732,195    $    5.86      3,287,106     $    5.25     3,298,036    $    5.12
                                                  ============                ============                =============


         At December 27, 1997, December 28, 1996 and January 27, 1996, 1,858,685, 2,709,094 and 1,251,887, respectively, of the outstanding options were exercisable at a weighted average price of $4.78, $4.74 and $4.66, respectively.

         Of the total options outstanding at December 27, 1997, 1,508,324 have an exercise price in the range of $3.99 and $4.43 with a weighted average exercise price of $4.00 and a weighted average contractual life of 6 years. These options are currently exercisable at a weighted average exercise price of $4.00. The remaining 1,223,871 of total options outstanding at December 27, 1997 have an exercise price in the range of $6.00 and $11.75 with a weighted average exercise price of $8.16 and a weighted average contractual life of 8 years; 350,361 of these options are currently exercisable at a weighted average exercise price of $8.15. Upon a change of control, as defined, all of the above options become fully vested and exercisable.

         In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") was issued. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company elected to continue to utilize the accounting provisions of APB No. 25 rules for stock options, and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the new fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results (in thousands, except per share amounts):

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                  FISCAL YEAR ENDED
                                                                -------------------------------------------------------
                                                                DECEMBER 27,         DECEMBER 28,         JANUARY 27,
                                                                    1997                 1996                1996
                                                                ---------------      ---------------     --------------
                                                                 (52 WEEKS)           (48 WEEKS)          (52 WEEKS)
        Net income:
          As reported....................................       $       155,235      $        40,824     $       206,441
          Pro forma......................................               154,525               40,261             206,148

        Basic EPS:
          As reported....................................       $          2.34      $          0.59     $          2.95
          Pro forma......................................                  2.33                 0.58                2.94

        Diluted EPS:
          As reported....................................       $          2.34      $          0.58     $          2.90
          Pro forma......................................                  2.33                 0.58                2.90


         For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1997, 1996 and 1995: expected volatility of 40%, expected lives of 10 years which equals the lives of the grants, the risk free interest rate ranged from 5.94% to 7.82% and a zero expected dividend rate. The weighted average grant-date fair value of an option granted during fiscal 1997, 1996 and 1995 was $5.41, $4.32 and $5.27, respectively.

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 28, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.

18.      INCOME TAXES:

         The provisions for income taxes applicable to continuing operations for fiscal 1997, 1996 and 1995 are summarized as follows (in thousands):


                                                                                    FISCAL YEAR ENDED
                                                                ---------------------------------------------------------
                                                                   DECEMBER 27,         DECEMBER 28,       JANUARY 27,
                                                                       1997                 1996              1996
                                                                -------------------  ------------------  ----------------
                                                                    (52 WEEKS)           (48 WEEKS)         (52 WEEKS)
        Current
           Federal..........................................    $               -    $             250   $          1,330
           State............................................                2,600                2,006              2,293
           Foreign..........................................                6,147                9,958              6,240
                                                                -------------------  ------------------  ----------------
                                                                            8,747               12,214              9,863
        Deferred
           Federal..........................................                4,833                9,871           (140,705)
           State............................................                  882                1,811             (9,050)
           Foreign..........................................               (1,464)                 546                (67)
                                                                -------------------  ------------------  ----------------
                                                                            4,251               12,228           (149,822)
                                                                -------------------  ------------------  ----------------
        Income tax expense (benefit)........................    $          12,998    $          24,442   $       (139,959)
                                                                ===================  ==================  ================


         Domestic and foreign components of income from continuing operations before income taxes are summarized as follows (in thousands):


                                                                                    FISCAL YEAR ENDED
                                                                ---------------------------------------------------------
                                                                   DECEMBER 27,         DECEMBER 28,       JANUARY 27,
                                                                       1997                 1996              1996
                                                                -------------------  ------------------  ----------------
                                                                    (52 WEEKS)           (48 WEEKS)         (52 WEEKS)
           Domestic.........................................    $          (4,545)   $          25,905   $         53,545
           Foreign..........................................                7,452               31,503             13,718
                                                                -------------------  ------------------  ----------------
                                                                $           2,907    $          57,408   $         67,263
                                                                ===================  ==================  ================


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       A reconciliation between income taxes computed at the statutory Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in thousands):



                                                                                    FISCAL YEAR ENDED
                                                                ----------------------------------------------------------
                                                                   DECEMBER 27,         DECEMBER 28,        JANUARY 27,
                                                                       1997                 1996               1996
                                                                ------------------  ------------------   -----------------
                                                                    (52 WEEKS)           (48 WEEKS)         (52 WEEKS)
        Amount at statutory Federal rate......................  $           1,017    $          20,093   $          23,542
        State taxes, net of Federal income tax................              2,263                2,481               1,490
        Tax differential on foreign earnings..................                123                 (698)                925
        Foreign losses with no tax benefit....................              1,436                  176                 447
        Foreign dividend income...............................                  -                  410                 800
        Amortization and write-down of goodwill...............              7,770                1,243                  95
        Other.................................................                389                  737               1,250
        Change in valuation allowance.........................                  -                    -            (168,508)
                                                                ------------------  ------------------   -----------------
        Income tax expense (benefit)..........................  $          12,998    $          24,442   $        (139,959)
                                                                ==================  ==================   =================

         Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax assets as of December 27, 1997 and December 28, 1996 were as follows (in thousands):



                                                                                          DECEMBER 27,       DECEMBER 28,
                                                                                              1997               1996
                                                                                        ---------------    ---------------
         Deferred tax assets:
           Employee benefits, including postretirement benefits.....................    $        35,041    $         54,512
           Net operating loss carryforwards.........................................             41,796             101,099
           Investment tax credit carryforwards......................................              2,200               4,200
           Alternative minimum tax credits..........................................             12,650               8,500
           Other liabilities and reserves...........................................             81,018              71,125
           Valuation allowance......................................................            (40,586)            (44,277)
                                                                                        ---------------    ----------------
                Total deferred tax assets...........................................            132,119             195,159

         Deferred tax liabilities:
           Property, plant and equipment............................................            (50,245)            (39,146)
           Undistributed earnings of foreign subsidiaries...........................             (7,226)             (7,600)
                                                                                        ---------------    ---------------
                Total deferred tax liabilities......................................            (57,471)            (46,746)
                                                                                        ---------------    ---------------

         Net deferred tax asset ....................................................    $        74,648    $        148,413
                                                                                        ===============    ================


         The valuation allowance at December 27, 1997 and December 28, 1996 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

         During fiscal 1997 the valuation allowance decreased $3.7 million from fiscal 1996. This decrease resulted primarily from the expiration of tax credits and restricted net operating loss carryforwards. During fiscal 1996, the valuation allowance decreased $7.3 million from fiscal 1995.

        The above amounts have been classified in the consolidated balance sheets as follows (in thousands):



                                                                                          DECEMBER 27,          DECEMBER 28,
                                                                                              1997                  1996
                                                                                        ---------------    --------------------
               Deferred tax assets (liabilities):
                  Current, included in other current assets.........................   $          33,345    $            63,911
                  Current foreign, included in accrued expenses.....................                (395)                     -
                  Noncurrent........................................................              59,293                 91,690
                  Noncurrent foreign, included in other noncurrent
                    liabilities.....................................................             (17,595)                (7,188)
                                                                                        ----------------   --------------------
                                                                                       $          74,648    $           148,413
                                                                                        ================   ====================


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In fiscal 1995, the Company's continuing business segments generated substantial operating income, consistent with historical trends, that, when combined with the post-recapitalization capital structure, resulted in income for both tax and financial reporting purposes. The then proposed spin-off of Wallcoverings that was announced in April 1996 further clarified management's assessment of the Company's likely future performance. Management considered these factors as well as the future outlook for its continuing businesses in concluding that it is more likely than not that previously unrecognized net deferred tax assets totaling approximately $150 million would be realized. Similarly, management concluded that it was more likely than not that net deferred tax assets of $74.6 million and $148.4 million at December 27, 1997 and December 28, 1996, respectively, will be realized. While continued operating performance at current levels is sufficient to realize these assets, the Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

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

         At December 27, 1997, the Company had the following tax attributes carryforwards available for Federal income tax purposes (in thousands):



                                                                                                        EXPIRATION
                                                                                          AMOUNT          DATES
                                                                                      --------------  --------------
        Net operating losses - regular tax
           Preacquisition, subject to limitations.................................    $     17,124      2000-2009
           Postacquisition, unrestricted..........................................         102,294      2008-2011
                                                                                      --------------
                                                                                      $    119,418
                                                                                      ==============
        Net operating losses - alternative minimum tax
           Preacquisition, subject to limitations.................................    $     14,948      2000-2009
           Postacquisition, unrestricted..........................................          35,836      2008-2011
                                                                                      --------------
                                                                                      $     50,784
                                                                                      ==============

        Investment tax and other credits
           Preacquisition, subject to limitations.................................    $      2,200      1998-2006
                                                                                      ==============
           Alternative minimum tax credits........................................    $     12,650
                                                                                      ==============


         The above amounts include the tax attributes of Wallcoverings. In addition, the Company's net deferred tax assets at December 27, 1997 include amounts related to Wallcoverings. At December 28, 1996, the amounts attributable to Wallcoverings were excluded since they would not have been available to the Company under the proposed spin-off plan contemplated at that time.

         Approximately $17.1 million of the Company's NOLs and $2.2 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

         In fiscal 1995, the California Franchise Tax Board issued a notice of tax assessment for approximately $11.8 million related to the treatment of the sale of certain foreign subsidiaries during 1987. The Company disputes the assessment and has filed a protest with the Franchise Tax Board. If the Franchise Tax Board were to maintain its position and such position were to be upheld in litigation, the Company would also become liable for the payment of interest which is currently estimated to be $19.6 million. In the opinion of management, the final determination of any

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional tax and interest liability related to this matter will not have a material adverse effect on the Company's consolidated financial condition or results of future operations.

         Income taxes paid, net of refunds, were $40.4 million, $10.4 million, and $13.5 million for fiscal 1997, 1996 and 1995, respectively.

19.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:


         The estimated fair values of the Company's continuing operations' financial instruments are summarized as follows (in thousands):




                                                                  DECEMBER 27, 1997                   DECEMBER 28, 1996
                                                          --------------------------------    -------------------------------
                                                              CARRYING         ESTIMATED          CARRYING         ESTIMATED
                                                               AMOUNT          FAIR VALUE          AMOUNT          FAIR VALUE
                                                          --------------    --------------    --------------     -------------
          Long-term investments........................   $       3,125     $        3,125    $        3,255     $       3,255
          Interest rate protection agreements..........                -               296                 -                 -
          Long-term debt...............................          782,675           838,975         1,176,219         1,214,919


         The following methods and assumptions were used to estimate these fair values:

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


         Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

        Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore, cannot be determined with precision changes in assumptions could significantly affect these estimates.

20.      RELATED PARTY TRANSACTIONS:

         During fiscal 1997, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the dispositions of Floorcoverings, Mastercraft Group and Wallcoverings of approximately $2.6 million, $4.0 million, and $0.8 million, respectively. During fiscal 1996, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the 1996 acquisitions of JPS Automotive and Perstorp Components and the joint venture entered into with Perstorp of approximately $2.7 million, $1.2 million and $0.8 million, respectively. During 1995, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the 1995 acquisition of C&A Plastics totaling $2.5 million. In addition, Wasserstein Perella Securities, Inc., ("WP Securities") an affiliate of WP Partners, acted as the lead underwriter in the Subordinated Notes offering and was paid fees of approximately $5.4 million by C&A Products in connection therewith.

         On November 5, 1997, the Company announced that it entered into an agreement to sell Wallcoverings to a company sponsored by an affiliate of Blackstone Partners. The transaction was approved by a special committee of the Company's Board of Directors composed of independent directors. The sale closed on March 13, 1998. See Notes 15 and 26.

         Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable in quarterly installments.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.      INFORMATION ABOUT THE COMPANY'S OPERATIONS:

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

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:


                                                                 1997         1996         1995
                                                                 ----         ----         ----
          General Motors Corporation.......................      37.1%        34.0%        33.3%
          Ford Motor Company...............................      14.2%        15.4%        16.6%
          Chrysler Corporation.............................      16.2%        21.1%        18.2%

         Information about the Company's continuing operations in different geographic areas for fiscal 1997, 1996 and 1995 is presented below (in thousands). These amounts have been restated to reflect Floorcoverings, Wallcoverings, Airbag and the Mastercraft Group as discontinued operations (see
Note 15):



                                              UNITED                                     OTHER       DISCONTINUED
                                              STATES        CANADA        MEXICO       COUNTRIES      OPERATIONS       CONSOLIDATED
                                           -----------   -----------   -----------   ------------   --------------   ---------------
FISCAL 1997
Net sales..............................    $ 1,089,114   $   348,056   $    71,706   $    120,456   $        -       $    1,629,332
Operating income (a)...................         35,875        23,166        20,980          4,489            -               84,510
Depreciation and amortization (b)......         37,928        10,332         2,722          5,991            -               56,973
Identifiable assets ...................        787,118       217,649        36,164        208,457           53,004        1,302,392
Capital expenditures ..................         38,576        13,797           660          3,488           15,254           71,775

                                              UNITED                                     OTHER       DISCONTINUED
                                              STATES        CANADA        MEXICO       COUNTRIES      OPERATIONS       CONSOLIDATED
                                           -----------   -----------   -----------   ------------   --------------   ---------------
FISCAL 1996
Net sales..............................    $   716,710   $   233,334   $    74,287   $     29,490   $        -       $    1,053,821
Operating income (a)...................         43,542        38,599        18,686          1,077            -              101,904
Depreciation and amortization (b)......         28,862         3,734         2,133          1,145            -               35,874
Identifiable assets ...................        907,275       235,064        38,771         85,656          263,523        1,530,289
Capital expenditures ..................         24,570         6,141         1,763          2,526           43,454           78,454

                                              UNITED                                     OTHER       DISCONTINUED
                                              STATES        CANADA        MEXICO       COUNTRIES      OPERATIONS       CONSOLIDATED
                                           -----------   -----------   -----------   ------------   --------------   ---------------
FISCAL 1995
Net sales..............................    $   762,293   $   123,958   $    14,466   $      1,300   $        -       $      902,017
Operating income (loss) (a)............         75,083        20,426            (5)           155            -               95,659
Depreciation and amortization (b)......         26,276         2,795         1,190            150            -               30,411
Identifiable assets ...................        549,782       245,943        24,579         10,032          161,025          991,361
Capital expenditures...................         39,269         5,055         1,739          7,093           40,542           93,698

(a) Operating income (loss) is determined by deducting all operating expenses, including goodwill write-off and other costs, from revenues. Operating expenses do not include interest expense. Corporate services provided by the Company have been allocated to the business units based on a combination of estimated use and the relative sales of the business units to the total consolidated operations of the Company.

(b) Depreciation and amortization includes the amortization of goodwill and other assets and liabilities.


         Intersegment sales between geographic areas are not material. For fiscal years 1997, 1996 and 1995, export sales from the United States to foreign countries were $136.7 million, $69.9 million and $77.8 million, respectively.

         As of December 27, 1997, the Company's continuing operations employed approximately 15,100 persons on a full-time or full-time equivalent basis. Approximately 4,600 of such employees are represented by labor unions. Approximately 3,000 employees are represented by collective bargaining agreements that expire during fiscal 1998.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.      COMMITMENTS AND CONTINGENCIES:

         ENVIRONMENTAL

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. In its assessment the Company makes its best estimate of the liability based upon information available to the Company at that time, including the professional judgment of the Company's environmental experts, outside environmental specialists and other experts. As of December 27, 1997, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 25 sites where the Company is participating in the investigation or remediation of the site either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 27, 1997, the Company's estimate of its liability for these 34 sites, which exclude sites related to Wallcoverings, is approximately $33.8 million. As of December 27, 1997, the Company has established reserves of approximately $46.5 million for the estimated future costs related to all its known environmental sites, excluding sites related to Wallcoverings. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

         The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and certain other damages related to on-site and off-site contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

         LITIGATION

         The Company and its subsidiaries have lawsuits and claims pending against them and have certain guarantees outstanding which were made in the ordinary course of business.

         The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material adverse effect on the Company's consolidated financial condition or future results of operations.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         OTHER COMMITMENTS

         The majority of the leased properties of the Company's previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23.      QUARTERLY FINANCIAL DATA (UNAUDITED):
         (in thousands, except for per share data)

         The quarterly data below is based on the Company's previous fiscal periods and has been restated to reflect Wallcoverings, Floorcoverings, Airbag and the Mastercraft Group as discontinued operations.



                                                                                         FISCAL 1997
                                                         -------------------------------------------------------------------------
                                                               FIRST             SECOND              THIRD              FOURTH
                                                             QUARTER             QUARTER            QUARTER            QUARTER
                                                         --------------     --------------     --------------       --------------
                                                            (3 MONTHS)         (3 MONTHS)         (3 MONTHS)           (3 MONTHS)
Net sales as previously reported.....................    $      432,252     $      416,018     $      368,008       $      429,746
Less discontinued operations.........................            16,692                  -                  -                    -
                                                         --------------     --------------     --------------       --------------
Net sales as restated................................    $      415,560     $      416,018     $      368,008       $      429,746
                                                         ==============     ==============     ==============       ==============
Gross margin as previously reported..................    $       72,331     $       72,189     $       16,953       $       72,824
Less discontinued operations.........................             2,086                  -                  -                    -
                                                         --------------     --------------     --------------       --------------
Gross margin as restated.............................    $       70,245     $       72,189     $       16,953  (a)  $       72,824
                                                         ==============     ==============     ==============       ==============
Income (loss) from continuing operations as
     previously reported ............................    $       11,307     $       11,600     $      (57,919)      $        9,046
Less discontinued operations.........................                42                  -                  -                    -
                                                         --------------     --------------     --------------       --------------
Income (loss) from continuing operations as
  restated...........................................    $       11,265     $       11,600     $      (57,919) (a)  $        9,046
                                                         ==============     ==============     ==============       ==============
Income before extraordinary loss.....................    $       97,478     $       15,481     $       33,951       $        9,046
                                                         ==============     ==============     ==============       ==============
Net income ..........................................    $       97,478     $       14,760     $       33,951       $        9,046
                                                         ==============     ==============     ==============       ==============
Basic earnings per share.............................    $         1.45     $         0.22     $         0.51       $         0.14
                                                         ==============     ==============     ==============       ==============
Diluted earnings per share...........................    $         1.43     $         0.22     $         0.50       $         0.14
                                                         ==============     ==============     ==============       ==============
Common stock prices
  High...............................................    $       10-1/2     $       12-1/8     $     11-11/16     $        11-3/16
                                                         ==============     ==============     ==============       ==============
  Low................................................    $        6         $        8-5/8     $     10           $        7-15/16
                                                         ==============     ==============     ==============       ==============



                                                                                       FISCAL 1996
                                                       -------------------------------------------------------------------------
                                                              FIRST             SECOND              THIRD               FOURTH
                                                             QUARTER            QUARTER            QUARTER             QUARTER
                                                       ----------------   --------------     --------------       --------------
                                                            (3 MONTHS)        (3 MONTHS)         (3 MONTHS)           (2 MONTHS)
Net sales as previously reported.....................    $      373,611    $      347,609     $      371,027       $      204,098
Less discontinued operations.........................            90,678            71,911             77,825                2,110
                                                         --------------   --------------     --------------       --------------
Net sales as restated................................    $      282,933    $      275,698     $      293,202       $      201,988
                                                         ==============     ==============     ==============       ==============
Gross margin as previously reported..................    $       77,956    $       69,739     $       71,868       $       30,817
Less discontinued operations.........................            25,460            16,900             19,346                  199
                                                         --------------     --------------     --------------       --------------
Gross margin as restated.............................    $       52,496    $       52,839     $       52,522       $       30,618
                                                         ==============     ==============     ==============       ==============
Income (loss) from continuing operations as
     previously reported ............................    $       14,786    $       11,804     $       13,697       $       (2,110)
Less discontinued operations.........................             1,610             1,346              2,110                  145
                                                         --------------   --------------     --------------       --------------
Income (loss) from continuing operations as
  restated...........................................    $       13,176    $       10,458     $       11,587       $       (2,255)
                                                         ==============     ==============     ==============       ==============
Income before extraordinary loss.....................    $       15,142    $       15,521     $       15,922       $          849
                                                         ==============     ==============     ==============       ==============
Net income ..........................................    $       15,142    $        8,911     $       15,922       $          849
                                                         ==============     ==============     ==============       ==============
Basic and diluted earnings per share.................    $         0.22    $         0.13     $         0.23       $         0.01
                                                         ==============     ==============     ==============       ==============
Common stock prices
  High...............................................    $        8-1/4    $         7-1/8    $         7          $         6-5/8
                                                         ==============     ==============     ==============       ==============
  Low................................................    $        6-1/8    $         5-1/2    $         5-7/8      $         5-3/4
                                                         ==============     ==============     ==============       ==============


(a) In the third quarter of 1997, the Company incurred charges of $57.9 million primarily related to C&A Plastics for asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments and other provisions. Of the $57.9 million in charges, $34.0 million is included in cost of goods sold, $22.6 million as impairment of long-lived assets and $1.3 million relates to selling costs.


         The Company's operations are not subject to significant seasonal influences.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


24.      SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the fiscal years ending, (in thousands):



                                                                     DECEMBER 27,        DECEMBER 28,         JANUARY 27,
                                                                        1997                1996                  1996
                                                                  ---------------      -------------      ---------------
Current assets..............................................      $       508,864      $     728,586      $       455,729
Noncurrent assets...........................................              792,199            800,594              534,389
Current liabilities.........................................              315,268            339,519              231,898
Noncurrent liabilities......................................            1,051,376          1,382,754              984,698
Net sales...................................................            1,629,332          1,053,821              902,017
Gross margin................................................              232,211            188,475              161,925
Income from continuing operations...........................              (10,338)            32,768              207,900
Income before extraordinary item............................              155,709             47,236              207,119
Net income .................................................              154,988             40,626              207,119


         The consolidated financial information for fiscal 1997 and 1996 has been restated to reflect Airbag as a discontinued operation. Separate financial statements of C&A Products are not presented because they would not be material to the holders of any debt securities of C&A Products that may be issued, there being no material differences between the financial statements of C&A Products and the Company. The absence of separate financial statements of C&A Products is also based upon the fact that any debt of C&A Products issued, and the assumption that any debt to be issued, under the Registration Statement on Form S-3 filed by the Company and C&A Products (Registration No. 33-62665) is or will be fully and unconditionally guaranteed by the Company.


25.   EARNINGS PER SHARE

         The Company adopted SFAS No. 128, "Earnings Per Share," (SFAS No. 128) in December 1997. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined assuming the exercise of the stock options issued under the Company's stock option plans (see
Note 17). The following table reconciles the number of common shares used in the basic and diluted earnings per share from continuing operations.



                                     FISCAL YEAR ENDED                   FISCAL YEAR ENDED                  FISCAL YEAR ENDED
                                     DECEMBER 27, 1997                   DECEMBER 28, 1996                  JANUARY 27, 1996
                           ----------------------------------   ---------------------------------  ---------------------------------
                                       (52 WEEKS)                           (48 WEEKS)                          (52 WEEKS)
                                                    PER-SHARE                          PER-SHARE                          PER-SHARE
                             INCOME      SHARES      AMOUNT       INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                           -----------   --------  ----------   ----------   --------  ---------   ----------   --------  ---------
BASIC EARNINGS PER SHARE   $  (10,091)     66,337  $   (0.15)   $   32,966     68,997  $    0.48   $  207,222     70,015  $    2.96


Effect of stock option
plans                               -           -          -            -         890      (0.01)           -      1,166      (0.05)
                           -----------   --------  ----------   ----------   --------  ---------   ----------   --------  ---------
DILUTED EARNINGS PER
SHARE                      $  (10,091)     66,337  $   (0.15)   $   32,966     69,887  $    0.47   $  207,222     71,181  $    2.91
                           ===========   ========  ==========   ==========   ========  =========   ==========   ========  =========


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has restated earnings per share for fiscal years 1996 and 1995 to conform to SFAS No. 128. The effect of this accounting change on previously reported earnings per share data for income from continuing operations is as follows:

                                                       FISCAL YEAR ENDED
                                              ----------------------------------
                                               DECEMBER 26,         JANUARY 27,
                                                   1996                 1996
                                              ----------------     -------------
PER SHARE AMOUNTS:
Primary earnings per share as
    previously reported                       $        0.47        $       2.91
Effect of SFAS No. 128                                 0.01                0.05
                                              ----------------     -------------
Basic earnings per share                      $        0.48        $       2.96
                                              ================     =============



26.      SUBSEQUENT EVENTS

         As discussed in Note 3, the Company acquired Kigass on February 2, 1998. The total purchase price for the acquisition was approximately $24.2 million, subject to adjustment. Kigass is a privately-held, automotive interior plastic products manufacturer headquartered in the United Kingdom. Under the terms of the agreement, the Company assumed effective control of Kigass on January 1, 1998. The Company had previously entered into a joint venture agreement with Kigass in October 1997.

         On March 13, 1998, the Company completed its sale of Wallcoverings to an affiliate of Blackstone Partners for a purchase price of $71.2 million, subject to adjustment, and an option for 6.7% of the common stock of the purchaser (which includes Wallcoverings and the wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of an estimated tax benefit of $33.0 million, in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Collins & Aikman Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Collins & Aikman Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 9, 1998 (except with respect to the matters discussed in Note 26 to those financial statements, as to which the date is March 13, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                             ARTHUR ANDERSEN LLP




Charlotte, North Carolina,
February 9, 1998.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                   DECEMBER 27,          DECEMBER 28,
                                      ASSETS                                           1997                   1996
                                                                               -----------------    ------------------
      Current Assets:
         Cash  ..............................................................  $             415     $             747
         Other ..............................................................                 12                     -
                                                                               -----------------    ------------------
           Total current assets..............................................                427                   747

      Other assets...........................................................                902                   362
                                                                               -----------------    ------------------

                                                                               $           1,329     $           1,109
                                                                               =================    ==================

         LIABILITIES AND STOCKHOLDERS' DEFICIT

      Current liabilities....................................................  $              16     $              12

      Share of accumulated losses in excess of investments in
          subsidiaries ......................................................             65,581               193,093

      Other noncurrent liabilities...........................................              2,582                 2,582
      Commitments and contingencies (Note 1).................................

      Common stock...........................................................                705                   705
      Other stockholders' deficit............................................            (67,555)             (195,283)
                                                                               -----------------    ------------------

           Total stockholders' deficit.......................................            (66,850)             (194,578)
                                                                               -----------------    ------------------

                                                                               $           1,329     $           1,109
                                                                               =================    ==================






                The Notes to the Condensed Financial Statements are an integral part of these condensed financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)





                                                                                                FISCAL YEAR ENDED
                                                                             -------------------------------------------------------
                                                                                DECEMBER 27,      DECEMBER 28,       JANUARY 27,
                                                                                    1997              1996              1996
                                                                             -----------------  ----------------   -----------------
      Other expenses.......................................................  $           (589)  $          (592)   $        (1,023)
      Interest income......................................................               836               790                345
                                                                             -----------------  ----------------   -----------------
      Income (loss) from operations before equity in income of subsidiary                 247               198               (678)

      Equity in income of subsidiary.......................................           154,988            40,626            207,119
                                                                             -----------------  ----------------   -----------------

      Net income...........................................................  $        155,235   $        40,824    $       206,441
                                                                             =================  ================   =================











                The Notes to the Condensed Financial Statements are an integral part of these condensed financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                             DECEMBER 27,       DECEMBER 28,       JANUARY 27,
                                                                                 1997               1996               1996
                                                                           ----------------   ---------------    ----------------
      OPERATING ACTIVITIES
      Net cash provided by (used in) operating activities................  $          (332)   $           122    $          (544)

      FINANCING ACTIVITIES
      Purchases of treasury stock........................................          (19,715)            (9,594)           (11,736)
      Proceeds from exercise of stock options............................              385                138                382
      Intercompany transfers (to) from subsidiary........................           (2,094)             6,104                  -
      Dividends received from subsidiary.................................           21,424              3,000             12,000
                                                                                    ------              ------            ------
      Net cash provided by (used in) financing activities................                -               (352)               646
                                                                                    ------              ------            ------
      Net increase (decrease) in cash....................................             (332)              (230)               102
      Cash at beginning of year..........................................              747                977                875
                                                                                    ------              ------            ------
      Cash at end of year................................................  $           415    $           747    $           977
                                                                                    ======              ======           =======

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       PRESENTATION:

         These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. For disclosures regarding commitments and contingencies, see Notes 17 and 23, respectively, to Consolidated Financial Statements.

2. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL DISCLOSURES.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

      FOR THE FISCAL YEARS ENDED DECEMBER 27, 1997, DECEMBER 28, 1996 AND
                        JANUARY 27, 1996 (IN THOUSANDS)



                               BALANCE        ADDITIONS       CHARGE
                                  AT          RESULTING      TO COSTS         CHARGED                               BALANCE AT
                              BEGINNING         FROM            AND           TO OTHER                                END OF
        DESCRIPTION            OF YEAR      ACQUISITIONS     EXPENSES         ACCOUNTS           DEDUCTIONS            YEAR
--------------------------   -----------    ------------    ---------    ----------------    --------------------  ----------
FISCAL YEAR ENDED
DECEMBER 27, 1997

Allowance for doubtful
   accounts...............   $   10,380     $     -         $      604   $       96    (b)   $      (1,805)    (c)  $   9,275

FISCAL YEAR ENDED
DECEMBER 28, 1996

Allowance for doubtful
   accounts...............   $    3,381    $      6,461     $      899   $       37    (b)   $        (398)    (c)  $ 10,380

FISCAL YEAR ENDED
JANUARY 27, 1996 (a)

Allowance for doubtful
   accounts...............   $    5,102    $        166     $      432   $       58    (b)   $      (2,377)    (c)  $ 3,381

(a) The amounts for fiscal year ended January 27, 1996 have been restated to exclude amounts related to discontinued operations.

(b) Reclassifications and collection of accounts previously written off.

(c) Reclassifications to discontinued operations and other accounts and uncollectible amounts written off.