Form 10-Q
period 1998-03-28
COLLINS & AIKMAN CORP
filed 1998-05-12
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the quarter ended March 28, 1998

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the transition period from _____ to ______

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

As of May 11, 1998, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 65,611,864 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except for per share data)

                                                                Quarter Ended
                                                                --------------
                                                          March 28, 1998    March 29, 1997
                                                          --------------    --------------

Net sales........................................       $    478,140     $    415,560
                                                        ------------     ------------
Cost of goods sold...............................            400,918          345,315
Selling, general and administrative
   expenses......................................             37,709           30,226
                                                        ------------     ------------
                                                             438,627          375,541
                                                        ------------     ------------
Operating income.................................             39,513           40,019

Interest expense, net............................             20,479           18,779
Loss on sale of receivables......................              1,624            1,201
Other expense....................................                240              471
                                                        ------------    -------------

Income from continuing operations
   before income taxes...........................             17,170           19,568
Income taxes.....................................              8,492            8,303
                                                        ------------    -------------

Income from continuing operations................              8,678           11,265

Income from discontinued operations,
   net of income taxes of $738...................                 -               921

Gain on sale of discontinued operations,
   net of income taxes of $53,358................                 -            85,292
                                                       -------------    -------------


Net income.......................................       $      8,678     $     97,478
                                                        ============     ============

Net income per basic common share:
   Continuing operations.........................       $       0.13     $       0.17
   Discontinued operations.......................                  -             0.01
   Gain on sale of discontinued operations.......                  -             1.27
                                                        ------------     ------------

   Net income....................................       $       0.13     $       1.45
                                                        ============     ============

Net income per diluted common share:
   Continuing operations.........................       $       0.13     $       0.17
   Discontinued operations.......................                 -              0.01
   Gain on sale of discontinued operations.......                 -              1.25
                                                        ------------     ------------
   Net income....................................       $       0.13     $       1.43
                                                        ============     ============
Average common shares outstanding:
   Basic ........................................             65,701           67,125
                                                        ============     ============
   Diluted.......................................             66,571           68,161
                                                        ============     ============


                                           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                           (in thousands)



                                                                      (Unaudited)
                                                                       March 28,        December 27,
                              ASSETS                                     1998               1997
                                                                        -------             -----

Current Assets:
   Cash and cash equivalents...................................     $       14,866     $      24,004
   Accounts and notes receivable, net..........................            221,810           198,125
   Inventories.................................................            154,176           142,042
   Net assets of discontinued operations.......................                  -            53,004
   Other.......................................................            104,284            92,116
                                                                    --------------     -------------

     Total current assets......................................            495,136           509,291

Property, plant and equipment, net.............................            408,230           388,087
Deferred tax assets............................................             56,621            59,293
Goodwill, net..................................................            272,527           263,007
Other assets...................................................             89,693            82,714
                                                                    --------------    --------------

                                                                    $    1,322,207     $   1,302,392
                                                                    ==============     =============

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Notes payable...............................................     $        1,822     $       1,314
   Current maturities of long-term debt........................             14,866            30,301
   Accounts payable............................................            152,950           135,468
   Accrued expenses............................................            193,968           148,201
                                                                    --------------     -------------

     Total current liabilities.................................            363,606           315,284

Long-term debt.................................................            728,932           752,376
Other, including postretirement benefit obligation.............            285,621           301,582
Commitments and contingencies..................................

Common stock (150,000 shares authorized, 70,521 shares
   issued and 65,612 shares outstanding at March 28, 1998
   and 70,521 shares issued and 65,851 outstanding at                          705               705
   December 27, 1997)..........................................
Other paid-in capital..........................................            585,757           585,890
Accumulated deficit............................................           (568,173)         (576,851)
Accumulated other comprehensive income.........................            (35,406)          (39,823)
Treasury stock, at cost (4,909 shares at March 28, 1998
   and 4,670 shares at December 27, 1997)......................            (38,835)          (36,771)
                                                                    --------------     -------------
     Total common stockholders' deficit........................            (55,952)          (66,850)
                                                                    --------------     -------------
                                                                    $    1,322,207     $   1,302,392
                                                                    ==============     =============


                                           COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                           (in thousands)

                                                                                                     Quarter Ended
                                                                                                     --------------
                                                                                          March 28, 1998      March 29, 1997
                                                                                          --------------      --------------

      OPERATING ACTIVITIES
      Income from continuing operations...............................................    $         8,678    $        11,265
      Adjustments to derive cash flow from continuing operating activities:
           Deferred income tax expense................................................              4,298              3,544
           Depreciation and leasehold amortization....................................             14,220             10,869
           Amortization of goodwill...................................................              1,773              1,844
           Amortization of other assets...............................................              2,339              1,881
           Decrease (increase) in accounts and notes receivable.......................             (6,839)            26,117
           Increase in inventories....................................................             (8,929)              (591)
           Increase in accounts payable...............................................              2,079                242
           Increase in interest payable...............................................             13,544             13,583
           Other, net.................................................................             (7,886)            (1,752)
                                                                                                   -------            -------
             Net cash provided by continuing operating activities.....................             23,277             67,002
                                                                                                   -------            -------
      Cash provided by (used in) Wallcoverings, Floorcoverings, Airbag and the
      Mastercraft Group discontinued operations.......................................            (15,052)               837
      Cash used in other discontinued operations......................................             (3,001)            (3,701)
                                                                                                   --------            ------
             Net cash used in discontinued operations.................................            (18,053)            (2,864)
                                                                                                  ---------           -------

      INVESTING ACTIVITIES
      Additions to property, plant and equipment......................................            (26,732)           (16,751)
      Sales of property, plant and equipment..........................................              3,738                329
      Proceeds from disposition of discontinued operations............................             71,200            195,600
      Acquisition of businesses, net of cash acquired.................................            (19,236)                 -
      Other, net .....................................................................             (2,109)           (18,060)
                                                                                                 --------           --------
             Net cash provided by investing activities................................             26,861            161,118
                                                                                                 --------           ---------

      FINANCING ACTIVITIES
      Issuance of long-term debt......................................................                  -              4,495
      Repayment of long-term debt.....................................................            (28,578)            (9,283)
      Reduction of participating interests in accounts receivable.....................             (1,000)           (18,000)
      Repayments on revolving credit facilities.......................................            (10,000)          (179,000)
      Net borrowings on notes payable.................................................                737                 51
      Purchase of treasury stock......................................................             (2,064)           (11,811)
      Proceeds from exercise of stock options.........................................                  -                139
      Other, net .....................................................................               (318)                35
                                                                                                  --------          ---------
             Net cash used in financing activities....................................            (41,223)          (213,374)
                                                                                                 ---------          ---------
      Net increase (decrease) in cash and cash equivalents............................             (9,138)            11,882
      Cash and cash equivalents at beginning of period................................             24,004             14,316
                                                                                                 --------           --------
      Cash and cash equivalents at end of period......................................     $       14,866     $       26,198
                                                                                                 ========           ========


                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT
                                  (Unaudited)


A.       Organization:


         Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. As of March 28, 1998, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners L.P. ("WP Partners") and their respective affiliates collectively own approximately 82% of the common stock of the Company (the "Common Stock").

         The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.


B.       Basis of Presentation:


         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain prior year items have been reclassified to conform with the fiscal 1998 presentation and are primarily related to the reclassification of JPS Automotive L.P.'s ("JPS Automotive") discontinued air restraint and industrial fabric operation ("Airbag").


         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 27, 1997.

C.       Acquisitions:


         The Company acquired Kigass Automotive Group ("Kigass") on February 2, 1998. The total purchase price for the acquisition was approximately $24.2 million, subject to post-closing adjustment. Initial goodwill resulting from the purchase was approximately $10.4 million. Kigass is an automotive interior plastic trim products manufacturer located in the United Kingdom. Under the terms of the purchase agreement, the Company assumed effective control of Kigass on January 1, 1998. The Company had entered into a joint venture agreement with Kigass in October 1997 in which the Company and Kigass each owned 50% of the joint venture.


D.       Interest Rate and Foreign Currency Protection Programs:

         The Company limited its interest rate exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. The zero cost collars were not renewed. In addition, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27 million of notional principal amount. Payments to be received, if any, as a result of these agreements are accrued as an adjustment to interest expense.

         The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with foreign currency purchase transactions. The Company's policies prescribe the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 1998. These contracts aggregated a U.S. dollar equivalent of $25 million at March 28, 1998. The fair value of these contracts approximated the contract value at March 28, 1998.


         During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of U.S. dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the remaining amount comes due in 2002. During the first quarter of 1998, this agreement resulted in reductions of interest expense and other expenses of approximately $65 thousand. At March 28, 1998, the remaining $18 million of U.S. dollar denominated borrowings of the Canadian subsidiary were hedged under this agreement.

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

E.       Goodwill:


         Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations for the first quarter of 1998 and the first quarter of 1997 was $1.8 million and $1.9 million, respectively. Accumulated amortization at March 28, 1998 was $12.7 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At March 28, 1998, the Company believes the recorded value of its goodwill of $273 million is fully recoverable.


F.       Facility Closing Costs:


         In connection with the acquisition of JPS Automotive, the Company has eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997 and a second facility in January 1998. In 1997, the Company also formulated plans to exit an additional manufacturing facility in the second quarter of 1998, and currently is in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing C&A Products facility.


         These actions affect approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively.


         The components of the reserves for the relocation and facility closures, which are expected to be completed during fiscal 1998, are as follows (in thousands):


                                                                      Original              Changes In                 Remaining
                                                                      Reserve                Reserve                    Reserve
                                                                ----------------------   -------------------        --------------


Anticipated expenditures to close and dispose of
    idled facilities.........................................     $           2,746        $        (1,192)          $      1,554
Anticipated severance benefits...............................                 7,655                 (3,518)                 4,137
                                                                  -----------------        ---------------           ------------
                                                                  $          10,401        $        (4,710)          $      5,691
                                                                  =================        ===============           ============




G.       Discontinued Operations:


         On March 13, 1998, the Company completed its sale of Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") to an affiliate of Blackstone Partners for a purchase price of $71.2 million, subject to adjustment, and an option for 6.7% of the common stock of the purchaser (which includes Wallcoverings and the wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. The proceeds were used to repay long-term debt. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of an estimated income tax benefit of $33.0 million, in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date.


         Losses incurred by Wallcoverings subsequent to April 1996 (the date of Wallcoverings' discontinuance) were charged to the Company's existing discontinued operations reserves. The Wallcoverings operating losses were in excess of management's forecasted expectations as of the date of discontinuance but within previously established accruals.


         On February 6, 1997, the Company completed the sale of its Floorcoverings subsidiary ("Floorcoverings") for approximately $195.6 million and the net proceeds were used to pay down debt incurred to finance the Company's automotive strategy. The sale resulted in a net after tax gain of $85.3 million.


         The Company's discontinued operations reported income of $0.9 million, net of income taxes of $0.7 million, in the first quarter of 1997.

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


         Net interest expense of discontinued operations was $6.1 million for the quarter ended March 29, 1997 and was allocated based on the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. A portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the receivable pool of the trust maintained by the Company's Carcorp, Inc. subsidiary (the "Trust") related to discontinued operations to (y) the total of the Trust's receivables pool. For the quarter ended March 29, 1997, $355 thousand of loss on sale of receivables was allocated to discontinued operations.


H. Related Party Transactions:


         Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly. During the first quarter of 1997, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the sale of Floorcoverings, totaling approximately $2.6 million.

         As discussed above, on March 13, 1998 the Company completed its sale of Wallcoverings to an affiliate of Blackstone Partners. The transaction was approved by a special committee of the Company's Board of Directors composed of independent directors. See Note G for additional information regarding this transaction. During the first quarter of 1998, the Company incurred fees and expenses for services performed by WP Partners or its affiliates, in connection with the sale of Wallcoverings, totaling approximately $0.8 million.


I. Information About the Company's Operations:

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

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:


                                                                   For the Quarter Ended
                                                                   ---------------------
                                                              March 28, 1998   March 29, 1997
                                                              --------------   --------------
          General Motors Corporation.......................         32.8%            21.8%
          Ford Motor Company...............................         13.2%             8.8%
          Chrysler Corporation.............................         16.8%            13.4%


               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

         Information about the Company's continuing operations in different geographic areas for the quarters ended March 28, 1998, and March 29, 1997 is presented below (in thousands). These amounts have been restated to reflect Floorcoverings, Wallcoverings, Airbag and the Company's former Mastercraft Group operations as discontinued operations:


For the Quarter Ended March 28, 1998          United                                     Other       Discontinued
                                              States       Canada        Mexico       Countries      Operations     Consolidated
                                              ------       ------        ------       ---------      ----------     ------------

Net sales..............................    $   274,423   $    95,398   $    22,404   $    85,915    $         -     $     478,140
Operating income (a)...................         19,477        11,322         6,379         2,335              -            39,513
Depreciation and amortization (b)......         10,792         2,231           642         4,667              -            18,332
Identifiable assets ...................        818,606       233,452        38,391       231,758              -         1,322,207
Capital expenditures ..................         16,771         4,333           678         4,950              -            26,732

For the Quarter Ended March 29, 1997          United                                     Other       Discontinued
                                              States          Canada        Mexico       Countries      Operations     Consolidated
                                              ------          ------        ------       ---------      ----------     ------------

Net sales..............................    $   283,108   $    85,292   $    18,760   $    28,400    $         -     $     415,560
Operating income (a)...................         21,548        12,141         5,645           685              -            40,019
Depreciation and amortization (b)......         10,348         2,216           764         1,266              -            14,594
Identifiable assets ...................        837,244       268,039        38,934        78,765        230,009         1,452,991
Capital expenditures ..................          7,049         3,780           567         1,470          3,885            16,751


(a) Operating income is determined by deducting all operating expenses, including goodwill write-off and other costs, from revenues. Operating expenses do not include interest expense. Corporate services provided by the Company have been allocated to the business units based on a combination of estimated use and the relative sales of the business units to the total consolidated operations of the Company.

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

         See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."


         C&A Products has assigned leases related to real and personal property of divested businesses. Although C&A Products has obtained releases from the lessors of certain of these properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition or results of operations.


K.       Common Stockholders' Deficit:


         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income and other comprehensive income - revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income. SFAS No.130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a balance sheet. The Company adopted SFAS No. 130 on December 28, 1997. Total comprehensive income for the quarters ended March 28, 1998 and March 29, 1997 was $13.1 million and $94.5 million, respectively. Activity in the common stockholders' deficit since December 27, 1997 is as follows (in thousands):

                                                                                 Accumulated
                                           Curent Year                              Other
                                          Comprehensive             Retained    Comprehensive  Common  Paid-in     Treasury
                                              Income      Total     Earnings        Income     Stock   Capital      Stock
                                          -------------  -------   ----------    ------------  ------  --------    --------

Balance at December 27, 1997...............             $(66,850)  $(576,851)      $(39,823)   $ 705   $585,890    $(36,771)


Comprehensive income.......................


   Net income..............................   $  8,678     8,678       8,678              -        -          -           -


   Other comprehensive income, net of tax -

     Foreign currency translation
      adjustments..........................      4,417     4,417           -          4,417        -          -           -
                                              --------
Total comprehensive income.................   $ 13,095
                                              ========
Compensation expense adjustment............                 (133)          -              -        -       (133)          -
Purchase of treasury stock (239 shares)....               (2,064)          -              -        -          -      (2,064)
                                                        --------    --------      ---------    -----   --------    --------
Balance at March 28, 1998..................             $(55,952)  $(568,173)      $(35,406)   $ 705   $585,757    $(38,835)
                                                        ========    ========      =========    =====   ========    ========



The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Income are as follows (in thousands):

                                                                   Foreign
                                                                   Currency                 Pension             Accumulated Other
                                                                 Translation                 Equity               Comprehensive
                                                                 Adjustments               Adjustment                 Income
                                                               ---------------         ------------------      --------------------

Beginning balance......................................       $          (29,123)     $          (10,700)       $          (39,823)
Current-period change..................................                    4,417                   -                         4,417
                                                              ------------------      -------------------       ------------------
Ending balance.........................................       $          (24,706)     $          (10,700)       $          (35,406)
                                                              ==================      ==================        ==================


L.       Earnings Per Share:

         The Company adopted SFAS No. 128, "Earnings Per Share," (SFAS No.128) in December 1997. Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are determined assuming the exercise of the stock options issued under the Company's stock option plans. The following table reconciles the number of common shares used in the basic and diluted earnings per share from continuing operations (in thousands except per share data):

                                                     Quarter Ended                                    Quarter Ended
                                                     March 28, 1998                                  March 29, 1997
                                       ------------------------------------------      -------------------------------------------

                                                                      Per Share                                        Per Share
                                          Income         Shares         Amount            Income         Shares         Amount
                                          -------       -------        -------           -------        -------        --------

Basic earnings per share...........    $     8,678         65,701    $    0.13       $     11,265          67,125    $    0.17

Effect of stock option plans.......          -                870          -                 -              1,036          -
                                         ---------        -------        -----         ----------         -------      -------
Diluted earnings per share.........    $     8,678         66,571    $    0.13       $     11,265          68,161    $    0.17
                                         =========        =======        =====         ==========         =======      =======

                                      I-8

               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


M.       Significant Subsidiary:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):


                                                                                       For the Quarter Ended
                                                                            --------------------------------------------
                                                                                  March 28,             March 29,
                                                                                    1998                 1997
                                                                                 ----------            -----------

            Net sales.....................................................     $     478,140         $     415,560
            Gross margin..................................................            77,222                70,245
            Income from continuing operations.............................             8,510                11,227
            Net income ...................................................             8,510                97,440


                                                                                  March 28, 1998         December 27, 1997
                                                                             -------------------      ---------------------

            Current assets................................................     $     494,757         $     508,864
            Noncurrent assets.............................................           826,034               792,199
            Current liabilities...........................................           363,561               315,268
            Noncurrent liabilities........................................         1,011,971             1,051,376

         The consolidated financial information for fiscal 1997 has been restated to reflect Airbag as a discontinued operation.


         Separate financial statements of C&A Products are not presented because they would not be material to the holders of any debt securities of C&A Products that have been or may be issued, there being no material differences between the financial statements of C&A Products and the Company. The absence of separate financial statements of C&A Products is also based upon the fact that any debt of C&A Products issued, and the assumption that any debt to be issued, under the Registration Statement of Form S-3 filed by the Company and C&A Products (Registration No. 33-62665) is or will be fully and unconditionally guaranteed by the Company.


N.       Newly Issued Accounting Standards:

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company currently estimates that the impact of the adoption of SOP 98-5 at the beginning of fiscal 1999 will be in the range of $1.5 million to $2.5 million, net of tax.

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


         The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and European vehicle production. Management believes the long-term trends in the design and manufacture of automotive products include the increased use of plastic components, the increased sourcing of interior systems and U.S. automotive manufacturers' movement to fewer suppliers and to suppliers with engineering and design capabilities. The Company anticipates the reduction in the supply chain will result in integration whereby the complete interior of an automobile will be co-designed and developed with fewer suppliers who will manufacture and deliver required components. The Company anticipates these capabilities will be essential to its long-term strategic positioning as a key supplier within the automotive industry and with its customers.


RESULTS OF OPERATIONS

                                                                                    Quarter Ended
                                                                 ---------------------------------------------------
                                                                 March 28, 1998                      March 29, 1997
                                                                 --------------                      --------------
                                                             Amount           Percent           Amount           Percent
                                                             ------           -------           ------           -------
                                                                            (dollar amounts in thousands)



Net sales...........................................       $ 478,140            100.0%        $ 415,560           100.0%
Cost of goods sold..................................         400,918             83.8           345,315            83.1
                                                             -------             ----           -------            ----
Gross margin........................................          77,222             16.2            70,245            16.9
Selling, general & administrative expenses..........          37,709              7.9            30,226             7.3
                                                              ------              ---            ------             ---

Operating income....................................        $ 39,513              8.3%         $ 40,019             9.8%
                                                            ========              ===          ========             ====
EBITDA (1)..........................................        $ 57,350             12.0%         $ 53,830            12.6%
                                                            ========             ====          ========            =====



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



Net Sales: The Company's net sales increased 15.1% to approximately $478.1 million in the first quarter of 1998, up $62.6 million over the comparable 1997 quarter. The overall increase was due primarily to the acquisition from Perstorp A.B. ("Perstorp") in December 1997 of its remaining interest in the Collins & Aikman/Perstorp automotive acoustics joint venture operations in Sweden, Belgium and France (the "Collins & Aikman/Perstorp Joint Venture"), the acquisition of certain of Perstorp's German operations in August 1997 (the "German Operations") and the acquisition of Kigass on February 2, 1998. The Company assumed effective control of Kigass, which is located in the United Kingdom, on January 1, 1998. These acquired entities generated combined sales of $56.6 million during the quarter ended March 28, 1998.


The Company operates five divisions, with seven primary product lines. Certain products are sold by more than one division. Sales in the Company's product lines are discussed below. As a result of the Company's acquisition and expansion activities, certain prior year product line sales data has been recategorized to provide comparability.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

Molded Floor Carpet: Molded floor carpet sales for the first quarter of 1998 increased 6.3% to $105.4 million, up $6.2 million from the first quarter of 1997. Sales were positively impacted by increased sales to the Chrysler LH and the Buick Regal, offset by decreased sales to the Chrysler Minivan.

Luggage Compartment Trim: Luggage compartment trim sales for the first quarter of 1998 increased 8.4% to $25.8 million, up $2.0 million from the first quarter of 1997. The increase is attributable to revenue generated by the entities constituting the former Collins & Aikman/Perstorp Joint Venture, offset by decreased sales in the North American market resulting from lower sales to the Honda Accord and the Pontiac Grand Prix.

Accessory Floormats: Accessory floormat sales for the first quarter of 1998 increased 14% to $39.6 million, up $4.9 million from the first quarter of 1997. This increase is attributable to sales to the GM C/K truck series and Ford Explorer. Overseas sales also increased to Honda and Subaru, offset by a decline in sales to Toyota and Nissan.

Automotive Bodycloth: Automotive bodycloth sales for the first quarter of 1998 decreased 15% to $66.2 million, down $11.6 million from the first quarter of 1997. Sales increases to the Nissan Altima were offset by decreased sales to the Pontiac Grand Am and the Chevrolet Lumina/Impala. Sales were also adversely affected by an increased demand for leather seating applications during the quarter.


Plastic-Based Interior Trim Systems: Plastic-based interior trim systems sales for the first quarter of 1998 increased 52% to $108.9 million, up $37.3 million from the first quarter of 1997. This increase is primarily due to the acquisitions of Kigass and Perstorp's remaining interest in the former Collins & Aikman/Perstorp Joint Venture, which generated combined sales of plastic components of $31.4 million in the first quarter of 1998. Sales at the Collins & Aikman Plastics, Inc. ("C&A Plastics") North American locations increased more than $5.8 million principally due to sales to the Buick Regal/Century, partially offset by decreased sales to the Cadillac DeVille/Concours.


Convertible Top Systems: Convertible top systems sales for the first quarter of 1998 increased 37% to $30.8 million, up $8.2 million from the first quarter of 1997. This increase resulted primarily from the spring ramp-up, with increased volumes of the Ford Mustang, Chrysler Sebring and Chevrolet Corvette, offset by lower sales to Alfa Romeo. Management currently expects convertible build rates to decrease for the balance of the year, with the spring ramp-up easing off in the latter half of the second quarter.


Acoustical Products: Acoustical products sales for the first quarter of 1998 increased 42.1%, to $53.7 million, up $15.9 million from the first quarter of 1997. This increase is attributable to the acquisitions of the German Operations as well as Perstorp's remaining interest in the operations which were formerly included in the Collins & Aikman/Perstorp Joint Venture. These operations generated aggregate sales of $15.4 million in the first quarter of 1998.

Other: The Company also had sales of other products of $47.7 million in the first quarter of 1998 and $48.0 million in the first quarter of 1997. These products include headliner fabric, casket lining, residential floormats and fabric for industrial uses.

Approximately 41% of the Company's sales in the first quarter of 1998 were attributable to products utilized in vehicles built outside North America, compared to approximately 32% in the first quarter of 1997. The change in sales mix is attributable to the Company's recent acquisitions in the United Kingdom, Germany, Sweden, France and Belgium.


The above factors resulted in the Company's average revenue per North American produced vehicle increasing to approximately $93 for the first quarter of 1998, compared to an average of approximately $89 for the fiscal 1997 year. The Company's content per build in Europe was approximately $18 for the first quarter of 1998, compared to an average of approximately $17 for the fiscal 1997 year, including the operations of the Collins & Aikman/Perstorp Joint Venture.


Gross Margin: For the first quarter of 1998, gross margin was 16.2%, down from 16.9% in the comparable period in 1997. The decrease in gross margin is due in part to lower volume and unfavorable product mix in automotive bodycloth and inefficiencies associated with the relocation and closing of certain manufacturing facilities. (See Note F to Condensed Consolidated Financial Report). In addition, an ice storm in Canada caused business interruptions at several of the Company's facilities and adversely impacted gross margin.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 24.8% to $37.7 million in the first quarter of 1998, up $7.5 million over the comparable period in 1997. This increase is primarily due to the acquisitions of Kigass, Perstorp's remaining interest in the operations constituting the former Collins & Aikman/Perstorp Joint Venture and the German Operations, which had combined selling, general and administrative expenses of $4.9 million in the first quarter of 1998. As a percentage of sales, selling, general and administrative expenses increased to 7.9% in the first quarter of 1998, compared to 7.3% in the comparable 1997 period.

Interest Expense: Interest expense, net of interest income of $0.7 million for the first quarter of 1998, increased $1.7 million over interest expense allocated to continuing operations, net of interest income of $0.3 million, for the first quarter of 1997 to $20.5 million from $18.8 million. Total interest expense, including amounts allocated to discontinued operations, was $26.4 million for the first quarter of 1997. No amounts were allocated to discontinued operations during the first quarter of 1998.

Loss on the Sale of Receivables: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.6 million was recognized in the first quarter of 1998, compared to a $1.2 million loss, net of amounts allocated to discontinued operations, in the first quarter of 1997. The total loss on the sale of receivables, including amounts allocated to discontinued operations, was $1.6 million in the first quarter of 1997. The increase in the loss on the sale of receivables is a result of C&A Plastics being added as a seller under the Receivables Facility during June 1997.


Other Expense: Other expense decreased principally due to lower foreign currency transaction losses during the first quarter of 1998 in comparison to the first quarter of 1997.


Income Taxes: In the first quarter of 1998, the Company recognized an $8.5 million tax provision compared to an $8.3 million tax provision in the first quarter of 1997. The Company's effective tax rate was 49.5% in the first quarter of 1998, compared to 42.4% in the first quarter of 1997. The increase in the effective tax rate is due to a higher proportion of foreign income tax at greater than U.S. rates and the impact of certain state taxes.


Discontinued Operations: No income from discontinued operations has been reflected for the first quarter of 1998, as the operations of Wallcoverings have been charged to the Company's discontinued operations reserves. The Company's income from discontinued operations was $0.9 million for the first quarter of 1997.


The Company recorded a loss of $21.1 million, net of an income tax benefit of $33.0, million in September 1997, to adjust the recorded value of Wallcoverings to the expected proceeds. Accordingly, no gain or loss resulted from the sale of Wallcoverings.


The sale of Floorcoverings for approximately $195.6 million was completed in February 1997, resulting in a gain on the sale of discontinued operations of $85.3 million, net of income taxes of $53.4 million.

Net Income: The combined effect of the foregoing resulted in net income of $8.7 million in the first quarter of 1998, compared to $97.5 million in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $14.9 million and $24.0 million at March 28, 1998 and December 27, 1997, respectively. The Company had a total of $234.0 million of borrowing availability under its credit arrangements as of March 28, 1998. The total was comprised of $227.3 million under the Revolving Facility, approximately $2.7 million under bank demand lines of credit in Canada and Austria, and $4.0 million available under the Receivables Facility.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)


December 22, 1995, the Company and C&A Products entered into a $197 million credit facility (the "Term Loan B Facility") to finance the January 1996 purchase of C&A Plastics.


         On June 3, 1996, the Company and C&A Products entered into an amendment and restatement (the "Amendment") of the Credit Agreement Facilities and the Term Loan B Facility (collectively, the "Bank Credit Facilities"). The Amendment was effected in connection with the sale of the 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes") described below and the use of proceeds from such sale to repay various outstanding loans under the Credit Agreement Facilities. As a result of the Amendment and the repayment of a portion of the Credit Agreement Facilities with a portion of the proceeds from the Subordinated Notes, the Bank Credit Facilities consisted of (i) the Term Loan Facility, in an aggregate principal amount of $195 million (including a $45 million facility in Canada), payable in installments until final maturity on July 13, 2002, (ii) the Term Loan B Facility, in the principal amount of $195.8 million, payable in installments until final maturity on December 31, 2002, and
(iii) the Revolving Facility, having an aggregate principal amount of up to $250 million and terminating on July 13, 2001.

         The Company has discussed with its bank group refinancing and replacing its existing credit facilities primarily to accommodate the more global nature of the Company's operations and to amend certain financial covenants (the "Proposed Facilities"). The Proposed Facilities are currently expected to consist of: (i) a five year senior secured term loan facility in an aggregate principal amount of up to $100 million, (ii) a seven year senior secured term loan facility in an aggregate principal amount of up to $125 million and (iii) a five year senior secured revolving credit facility in an aggregate principal amount of up to $250 million (of which $60 million (or the equivalent in Canadian dollars) would be available to certain of the Company's Canadian subsidiaries and of which up to $50 million would be available as a letter of credit facility for general corporate purposes). The Proposed Facilities are also expected to include a provision for up to an additional $150 million in loan borrowings at any time up to the termination of the seven year senior secured term loan facility. This additional $150 million facility would be uncommitted. The Company currently expects to enter into the $475 million of Proposed Facilities in the second quarter of 1998.

         On February 6, 1997, the Company sold its Floorcoverings subsidiary for approximately $195.6 million. The net proceeds were used to pay down the outstanding portion of the Revolving Facility and a portion of the Receivables Facility. The Company completed the sale of the Mastercraft Group in July 1997 for a purchase price of approximately $310 million, subject to adjustment. The Company utilized a portion of the net proceeds from the sale to further reduce long-term debt. In addition, effective July 16, 1997, receivables generated by members of the Mastercraft Group ceased to be sold in connection with the Receivables Facility, as discussed below. Also, the Company completed the sale of Airbag in July 1997 for a purchase price of approximately $56 million. Pursuant to the indenture governing the JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"), in connection with such sale, the Company caused JPS Automotive to make an offer to purchase (up to the amount of the net proceeds from the sale) the JPS Automotive Senior Notes at 100% of their principal amount. Pursuant to such offer (which expired September 16, 1997), JPS Automotive repurchased and retired $23 thousand principal amount of JPS Automotive Senior Notes. In December 1997, the Company repaid $88.5 million under the Term Loan Facility (including $27 million under the Canadian facility) and $13.5 million under the Term Loan B Facility.

         On March 13, 1998, the Company sold Wallcoverings for $71.2 million, subject to post-closing adjustment, and an option for 6.7% of the common stock of the purchaser outstanding as of the closing date. The proceeds were used to repay long-term debt.


         At March 28, 1998, the Company had outstanding $17.8 million on the Term Loan Facility and $167.4 million on the Term Loan B Facility. No amounts were outstanding under the Revolving Credit Facility.


         The Bank Credit Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of EBITDA (i.e. earnings before interest, taxes, depreciation, amortization and other non-cash charges) and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants which are customary for such facilities. Certain of these tests and covenants were waived for the second, third and fourth quarters of 1997 and the first quarter of 1998 in connection with the third quarter 1997 charges incurred at C&A Plastics and the sales of the Mastercraft Group and Floorcoverings. As discussed above, the Company expects to refinance and replace its existing credit facilities in the second quarter of 1998.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

The Proposed Facilities are expected to include various restrictive covenants including maintenance of EBITDA and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants similar to those contained in the Bank Credit Facilities, although the specifics of certain tests and covenants are expected to vary. In addition, under the Bank Credit Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses,
(x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. In addition, the Company is permitted to pay dividends and repurchase shares of the Company in any fiscal year in an aggregate amount equal to the greater of (i) $12 million (which amount was increased to $24 million for fiscal
1997) and (ii) if certain financial ratios are satisfied, 25% of the Company's consolidated net income for the previous fiscal year, and is permitted to pay additional dividends in amounts representing certain net proceeds from the sale of Wallcoverings. The Company's obligations under the Bank Credit Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries. It is expected that the Proposed Facilities will contain restrictions on dividends and distributions similar to those contained in the Bank Credit Facilities and will also be secured by a pledge of the stock of C&A Products and its significant subsidiaries.

         On June 10, 1996, C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.0 to 1.0 and increasing to 2.25 to 1.0 after June 30, 1998) of cash flow to interest expense or (iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). These prohibitions are subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes, dividends to stockholders of the Company of the amount of net available proceeds from the sale of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such exceptions. The Company does not expect to meet the Subordinated Note indenture's general test for the incurrence of indebtedness for a portion of the second half of 1998. However, the Company expects all its borrowing needs for the foreseeable future (including the Proposed Facilities) to be allowed under exceptions for permitted indebtedness in the indenture.

         In connection with the closing of the acquisition of JPS Automotive (the "JPS Automotive Acquisition"), in early December 1996 the Company amended the Bank Credit Facilities primarily to allow for the existence of the JPS Automotive Senior Notes and to allow the Company to use the proceeds from the sale of Floorcoverings to pay down the Revolving Facility and a portion of the Receivables Facility. As part of the JPS Automotive Acquisition, the Company paid off approximately $15 million of outstanding bank indebtedness of JPS Automotive. The cash portion of the purchase price of the JPS Automotive Acquisition, the purchase price for the acquisition of a minority interest in a JPS Automotive subsidiary and the bank indebtedness at JPS Automotive that was repaid at the time of closing were funded through the Company's Revolving Facility. In addition, as a result of the JPS Automotive Acquisition, holders of the JPS Automotive Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest. Approximately $3.9 million principal amount of JPS Automotive Senior Notes were so put to JPS Automotive and then purchased by JPS Automotive in the first quarter of 1997. During the second quarter of 1997, an additional $19.4 million principal amount of JPS Automotive Notes were purchased by JPS Automotive on the open market and retired. No open market purchases were made during the third and fourth quarters of 1997, although $23 thousand principal amount of JPS Automotive Senior Notes were repurchased and retired pursuant to an offer to purchase due to the sale of Airbag. No amounts were purchased during the first quarter of 1998. After giving effect to the above, JPS Automotive had as of March 28, 1998 approximately $91.6 million of indebtedness outstanding (including a premium of $3.0 million) related to the JPS Automotive Senior Notes. JPS Automotive repurchased and retired $2.0

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)


million principal amount of JPS Automotive Senior Notes in April 1998. The Company is operating JPS Automotive as a restricted subsidiary under the Bank Credit Facilities and the indenture governing the Subordinated Notes.


         The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of March 28, 1998. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.


         Additionally, in December 1996, in connection with the JPS Automotive Acquisition, the Company entered into a $200 million delayed draw term loan (the "Delayed Draw Term Loan"). The Delayed Draw Term Loan is a 5.25 year term loan which was entered into to finance or refinance the purchase of any JPS Automotive Senior Notes put by the holders to JPS Automotive as a result of the change in control resulting from the JPS Automotive Acquisition or otherwise acquired. The Company was entitled to draw upon the Delayed Draw Term Loan until December 11, 1997. Prior to the JPS Automotive Acquisition, the Company had purchased in the open market $68.0 million principal amount of JPS Automotive Senior Notes, which were subsequently retired by JPS Automotive. As of March 28, 1998, $23.8 million was outstanding under the Delayed Draw Term Loan and there was no further availability. The Delayed Draw Term Loan's security and restrictive covenants are identical to those in the Bank Credit Facilities. Certain of these tests and covenants were waived for the second, third and fourth quarters of 1997 and the first quarter of 1998 in connection with the charges incurred at C&A Plastics and the sales of the Mastercraft Group and Floorcoverings. The Delayed Draw Term Loan and the Bank Credit Facilities are expected to be refinanced and replaced in the second quarter of 1998 with the Proposed Facilities. The Proposed Facilities are expected to include various restrictive covenants including maintenance of EBITDA and interest coverage ratios, leverage and liquidity tests and various other restrictive covenants similar to those contained in the Bank Credit Facilities, although the specifics of certain tests and covenants are expected to vary.


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

         Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at March 28, 1998 the maximum amount available under the variable funding certificates was $75 million, of which $4.0 million was available and unutilized.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)



         In connection with the then proposed disposition of Wallcoverings, Wallcoverings was terminated as a Seller of receivables under the Receivables Facility on September 21, 1996. The Company also terminated Floorcoverings as of February 6, 1997 as a Seller of receivables under the Receivables Facility in connection with the Company's sale of Floorcoverings. On March 25, 1997, the Trust redeemed $30 million face value of term certificates primarily as a result of the Trust collecting Wallcoverings and Floorcoverings receivables which were not replaced by eligible receivables. In connection with the sale of the Mastercraft Group, effective July 16, 1997 receivables generated by the Mastercraft Group ceased to be sold to Carcorp and transferred to the Trust, and the Company terminated Ack-Ti-Lining, Inc., a member of the Mastercraft Group, as a Seller of receivables under the Receivables Facility. The collections of the Mastercraft Group receivables resulted in the redemption of $30 million face value of term certificates on November 25, 1997. The reduction in the term certificates was offset by increases in the variable funding certificates through the addition of C&A Plastics and its subsidiaries as Sellers under the facility.

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


         The Company also has outstanding indebtedness totaling approximately $32.8 million at its subsidiaries operating in Sweden, Belgium and France constituting the former operations of the Collins & Aikman/Perstorp Joint Venture. This debt consists of: (i) a 120 million Swedish krona loan ($15.3 million at March 28, 1998), which bears interest at the Stockholm interbank offered rate for Krona - denominated deposits ("STIBOR") plus 0.75% and is secured by a pledge of the operating assets of the Swedish operating subsidiary;
(ii) a 108 million Swedish krona loan ($10.3 million at March 28, 1998), which bears interest at STIBOR plus 0.75% and is due in June 1998; and (iii) a 200 million Belgium franc loan ($5.2 million at March 28, 1998), which bears interest at the Brussels interbank offered rate for deposits denominated in Belgian francs ("BIBOR") plus 1.0% and is secured by a pledge of the operating assets of the Belgian operating subsidiary. In addition, Perstorp has provided a loan in the amount of 75 million Belgian francs ($2.0 million at March 28, 1998), to the Belgian subsidiary, which bears interest at BIBOR plus 1% and is due on August 1, 1998.


         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At March 28, 1998, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter ended March 28, 1998, the Company made lease payments relating to continuing operations of approximately $1.4 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $4.4 million during the remainder of fiscal 1998.


         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under its credit facilities and the sale of receivables under the Receivables Facility. Net cash provided by the operating activities of the Company's continuing operations was $23.3 million for the first quarter of 1998.


         The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At March 28, 1998, the Company had total outstanding indebtedness of $743.8 million (excluding approximately $22.7 million of outstanding letters of credit) at an average interest rate of 9.9% per annum. Of the total outstanding indebtedness, $609.0 million relates to the Bank Credit Facilities and the Subordinated Notes.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

         The Company's Board of Directors authorized the expenditure of up to $10 million in 1998 to repurchase shares of the Company's Common Stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent $2.1 million to repurchase shares during the first quarter of fiscal 1998.


         Indebtedness under the Term Loan Facility, the Revolving Facility and the Delayed Draw Term Loan bears interest at a per annum rate equal to the Company's choice of (i) Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR margin") ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratios of senior funded debt to EBITDA and cash interest expense to EBITDA, were 1.75% in the case of the LIBOR Margin and .75% in the case of the ABR Margin on March 28, 1998. Such margins will increase by .25% over the margins then in effect on July 13, 1999. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1.25% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2.25%. The weighted average rate of interest on the Bank Credit Facilities and the Delayed Draw Term Loan at March 28, 1998 was 7.8%. As discussed above, the Company is seeking to refinance and replace its existing credit facilities in the second quarter of 1998 with the Proposed Facilities, which, if entered into, will bear interest as set forth therein at rates which are expected to be comparable to or slightly lower than those of the Company's existing credit facilities. The weighted average interest rate on the sold interests under the Receivables Facility at March 28, 1998 was 6.7%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at a rate of 11.5% per annum. The JPS Automotive Senior Notes pay interest at a rate of 11.125% per annum. Cash interest paid was $7.1 million and $12.2 million for the quarters ended March 28, 1998 and March 29, 1997, respectively.

         Due to the variable interest rates under the Bank Credit Facilities, the Delayed Draw Term Loan and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. The collars were not renewed upon their expiration. During April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27.0 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27.0 million of notional principal amount. Based upon amounts outstanding at March 28, 1998, a .5% increase in LIBOR (5.7% at March 28, 1998) would impact interest costs by approximately $1.0 million annually on the Bank Credit Facilities and the Delayed Draw Term Loan and $1.0 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45.0 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swaps LIBOR based interest rates for the Canadian equivalent as well as fixes the exchange rate for the principal balance when the amount comes due in 2002. At March 28, 1998, the remaining $18.0 million of U.S. dollar denominated borrowings of the Canadian subsidiary were hedged under this agreement.


         The current maturities of long-term debt primarily consist of the current portion of the Bank Credit Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt.


         The maturities of long-term debt of the Company's continuing operations during the remainder of 1998 and for 1999, 2000, 2001 and 2002 are $14.4 million, $24.1 million, $54.0 million, $126.0 million and $80.9 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Bank Credit Facilities and the Delayed Draw Term Loan provide for mandatory prepayments of the Term Loan and Term Loan B Facilities and the Delayed Draw Term Loan with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company other than proceeds generated from the sale of Floorcoverings or Wallcoverings, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The Proposed Facilities, if entered into, are expected to include similar provisions regarding mandatory prepayments. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)


proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Bank Credit Facilities and the Delayed Draw Term Loan and will include the Proposed Facilities, if entered into) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the Delayed Draw Term Loan (if not refinanced or replaced as expected) will require quarterly installments of approximately $2.2 million beginning in July 1999 and ending January 2002. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market. As discussed above, the Company caused JPS Automotive to make such an offer to purchase JPS Automotive Senior Notes in connection with the sale of Airbag.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of March 28, 1998, the Company's continuing operations had approximately $41.1 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 1998 (including costs incurred to date and outstanding commitments in the remainder of fiscal 1998) will aggregate approximately $85 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.


         The Company is sensitive to price movements in its raw material supply base. During the first quarter of 1998, prices for most of the Company's primary raw materials remained constant with price levels at December 27, 1997. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

         Since Wallcoverings was classified as a discontinued operation in April 1996, Wallcoverings continued to experience sales declines. From April 1996 through October 1997, the Company expended approximately $67.1 million to fund operations, working capital and capital expenditures and to replace receivables previously sold to Carcorp. Of these amounts, $21.0 million represents repayments of intercompany amounts owed to Wallcoverings. From November 1, 1997 through its disposition, the Company expended an estimated $19.2 million principally to fund Wallcoverings' operations, working capital and capital expenditure requirements. Of this amount, an estimated $13.2 million, which is subject to adjustment, was the responsibility of the purchaser of Wallcoverings under the sales agreement and was included in the purchase price paid at closing.


         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $28.0 million during the remainder of fiscal 1998. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)


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

Environmental Matters

         The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of March 28, 1998, including sites relating to the acquisition of C&A Plastics, JPS Automotive and Perstorp Components and excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 25 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of March 28, 1998, the Company's estimate of its liability for these 34 sites is approximately $33.2 million. As of March 28, 1998, the Company has established reserves of approximately $45.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)


potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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

         Based on the Company's overall currency rate exposure as of March 28, 1998, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates in amounts indicated by historical currency rate movements would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

Safe Harbor Statement

         This Form 10-Q contains statements which, to the extent they are not historical fact, constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.


         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-Q include industry-based factors such as possible declines in the North American or European automobile and light truck build, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)


supply industry and Year 2000 compliance issues, as well as factors more specific to the Company such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see "ITEM 1. BUSINESS" in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "10-K") and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.


Item 3.  Quantitative And Qualitative Disclosures About Market Risk

         Disclosures are not required at this time.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Report on Form 10-K for the fiscal year ended December 27, 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

Please note that in the following description of exhibits, the title of any document entered into, or filing, made prior to July 7, 1994 reflects the name of the entity a party thereto or filing, as the case may be, at such time. Accordingly, documents and filings described below may refer to Collins & Aikman Holdings Corporation, Collins & Aikman Group, Inc. or Wickes Companies, Inc., if such filings were made prior to July 7, 1994.


Exhibit
Number        Description
-------       ------------
3.1     -     Restated Certificate of Incorporation of Collins & Aikman
              Corporation is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

3.2     -     By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              January 27, 1996.

3.3     -     Certificate of Elimination of Cumulative Exchangeable Redeemable
              Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              October 28, 1995.

4.1     -     Specimen Stock Certificate for the Common Stock is hereby
              incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation's Registration Statement on
              Form S-2 (Registration No. 33-53179) filed June 21, 1994.

4.2     -     Indenture, dated as of June 1, 1996, between Collins & Aikman
              Products Co., Collins & Aikman Corporation and First Union
              National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              April 27, 1996.

4.3      -    First Supplemental Indenture dated as of June 1, 1996, between
              Collins & Aikman Products Co., Collins & Aikman Corporation and
              First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              April 27, 1996.

4.4       -   Amended and Restated Credit Agreement, dated as of June 3, 1996, among Collins & Aikman Products Co., as Borrower, Collins & Aikman
              Canada Inc., as Canadian Borrower, Collins & Aikman Corporation, as Guarantor, the lenders named therein, Bank of America N.T.S.A.
              and NationsBank, N.A., as Managing Agents, and Chemical Bank, as
              Administrative Agent, is hereby incorporated by reference to
              Exhibit 4.1 of Collins & Aikman Corporation's Current Report on
              Form 8-K dated June 3, 1996.

Exhibit
Number                                Description
------                                -----------


4.5     -     Amendment, dated as of December 5, 1996, to the Amended and
              Restated Credit Agreement, dated as of June 3, 1996, among Collins
              & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as Canadian Borrower, Collins & Aikman Corporation, as Guarantor, the Lenders parties thereto, and The Chase Manhattan Bank, as Administrative Agent, is hereby incorporated by reference to
              Exhibit 4.5 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 26, 1996.

4.6     -     Waiver, dated as of June 28, 1997, to the Amended and Restated
              Credit Agreement, dated as of June 3, 1996 among Collins & Aikman
              Products Co., Collins & Aikman Canada, Inc., Collins & Aikman
              Corporation, the Lenders parties thereto and The Chase Manhattan
              Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.6 of Collins & Aikman Corporation's Report on Form
              10-Q for the fiscal quarter ended June 28, 1997.

4.7     -     Waiver, dated as of October 27, 1997, to the Amended and Restated
              Credit Agreement, dated as of June 3, 1996 among Collins & Aikman
              Products Co., Collins & Aikman Canada Inc., Collins & Aikman
              Corporation, the Lenders parties thereto, and The Chase Manhattan
              Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.7 of Collins & Aikman Corporation's Report on Form
              10-Q for the fiscal quarter ended September 27, 1997.


4.8     -     Waiver, dated as of January 12, 1998, to the Amended and Restated
              Credit Agreement, dated as of June 3, 1996 among Collins & Aikman
              Products Co., Collins & Aikman Canada Inc., Collins & Aikman
              Corporation, the Lenders parties thereto, and The Chase Manhattan
              Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.8 of Collins & Aikman Corporation's Report on Form
              10-K for the fiscal year ended December 27, 1997.


4.9     -     Credit Agreement, dated as of December 5, 1996, among Collins &
              Aikman Products Co., as Borrower, Collins & Aikman Corporation, as
              Guarantor, the Lenders named therein and The Chase Manhattan Bank, as Administrative Agent, is hereby incorporated by reference to
              Exhibit 4.6 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 26, 1996.

4.10    -     Waiver, dated as of June 28, 1997, to the Credit Agreement, dated as of December 5, 1996, among Collins & Aikman Products Co.,
              Collins & Aikman Corporation, the Lenders parties thereto and The
              Chase Manhattan Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.8 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              June 28, 1997.

4.11    -     Waiver, dated as of October 27, 1997, to the Credit Agreement, dated as of December 5, 1996, among Collins & Aikman Products Co.,
              Collins & Aikman Corporation, the Lenders parties thereto, and The
              Chase Manhattan Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.10 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              September 27, 1997.

4.12    -     Waiver, dated as of January 12, 1998, to the Credit Agreement, dated as of December 5, 1996, among Collins & Aikman Products Co.,
              Collins & Aikman Corporation, the Lenders parties thereto and The
              Chase Manhattan Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.12 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              December 27, 1997.

4.13    -     Waiver, dated as of March 27, 1998 to the Amended and Restated
              Credit Agreement dated as of June 3, 1996 among Collins & Aikman
              Products Co., Collins & Aikman Canada Inc., Collins & Aikman
              Corporation, the Lenders parties thereto, and The Chase Manhattan
              Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.13 of Collins & Aikman Corporation's Report on Form
              10-K for the fiscal year ended December 27, 1997.

4.14    -     Waiver, dated as of March 27, 1998 to the Credit Agreement, dated as of December 5, 1996, among Collins & Aikman Products Co.,
              Collins & Aikman Corporation, the Lenders parties thereto, and The
              Chase Manhattan Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.14 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              December 27, 1997.

Exhibit
Number        Description
--------     ------------

4.15    -     Amendment, dated as of March 27, 1997 to the Amended and Restated
              Credit Agreement, dated as of June 3, 1996, among Collins & Aikman
              Products Co., Collins & Aikman Canada, Inc., Collins & Aikman
              Corporation, the Lenders parties thereto, and The Chase Manhattan
              Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.15 of Collins & Aikman Corporation's Report on Form
              10-K for the fiscal year ended December 27, 1997.

4.16    -     Amendment, dated as of March 27, 1997, to the Credit Agreement, dated as of December 5, 1996, among Collins & Aikman Products Co.,
              Collins & Aikman Corporation, the Lenders parties thereto, and The
              Chase Manhattan Bank, as Administrative Agent is hereby incorporated by reference to Exhibit 4.16 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              December 27, 1997.

4.17    -     Indenture dated as of June 28, 1994, between JPS Automotive
              Products Corp., as Issuer, JPS Automotive L.P., as Guarantor and
              Shawmut Bank Connecticut, N.A., as Trustee, is hereby incorporated by reference to Exhibit 4.2 of JPS Automotive Corp.'s Registration
              Statement on Form S-1, Registration No. 33-75510.

4.18    -     First Supplemental Indenture, dated as of October 5, 1994, between
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

10.1    -     Amended and Restated Stockholders Agreement dated as of June 29,
              1994 among the Company, Collins & Aikman Group, Inc., Blackstone
              Capital Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 10.1 of Collins &
              Aikman Corporation's Report on Form 10-K for the fiscal year ended
              January 28, 1995.

10.2    -     Employment Agreement dated as of July 18, 1990 between Wickes
              Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.'s Report on
              Form 10-K for the fiscal year ended January 26, 1991.

10.3    -     Letter Agreement dated as of May 16, 1991 and Employment Agreement dated as of July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to
              Exhibit 10.7 of Collins & Aikman Holdings Corporation's Report on
              Form 10-K for the fiscal year ended January 30, 1993.

10.4    -     First Amendment to Employment Agreement dated as of February 24,
              1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins &
              Aikman Holdings Corporation's Registration Statement on Form S-2
              (Registration No. 33-53179) filed April 19, 1994.

10.5    -     Second Amendment, dated as of October 3, 1996, to the Employment
              Agreement, dated as of July 22, 1992, as amended, between Collins
              & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              October 26, 1996.

10.6    -     Third Amendment dated as of August 1, 1997, to the Employment
              Agreement dated as of July 22, 1992, as amended, between the Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.35 of Collins & Aikman Corporation's
              Report on Form 10-Q for the fiscal quarter ended September 27, 1997.

10.7    -     Letter Agreement dated as of May 16, 1991 between Collins & Aikman
              Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.14 of Collins & Aikman Holdings
              Corporation's Registration Statement on Form S-2 (Registration No.
              33-53179) filed April 19, 1994.

Exhibit
Number        Description
-------       ------------
10.8    -     Employment Agreement dated as of April 6, 1995 between Collins &
              Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.24 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              January 28, 1995.

10.9    -     Letter Agreement dated as of June 30, 1995 between Collins &
              Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation's
              Report on Form 10-K for the fiscal year ended January 27, 1996.

10.10   -     Letter Agreement dated October 9, 1992 between Collins & Aikman
              Corporation and an executive officer. is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation's
              Report on Form 10-K for the fiscal year ended December 27, 1997.


10.11   -     Employment Agreement dated as of March 3, 1997 between Collins &
              Aikman Plastics, Inc. and an executive officer.

10.12   -     Collins & Aikman Corporation 1997 Executive Incentive
              Compensation Plan is hereby incorporated by reference to Exhibit
              10.9 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended September 27, 1997.

10.13   -     Collins & Aikman Corporation Supplemental Retirement Income Plan
              is hereby incorporated by reference to Exhibit 10.23 of Amendment
              No. 5 to Collins & Aikman Holdings Corporation's Registration
              Statement on Form S-2 (Registration No. 33-53179) filed July 6,
              1994.


10.14   -     1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins &
              Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

10.15    -    1994 Employee Stock Option Plan, as amended through February 7,
              1997, is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended March 29, 1997.

10.16   -     1994 Directors Stock Option Plan is hereby incorporated by reference to Exhibit 10.15 of Collins & Aikman Corporation's
              Report on Form 10-K for the fiscal year ended January 28, 1995.

10.17   -     Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              January 28, 1995.

10.18   -     Change in control agreement dated March 17, 1998 between Collins &
              Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman Corporation's
              Report on Form 10-K for the fiscal year ended December 27, 1997.

10.19   -     Change in control agreement dated March 17, 1998 between Collins &
              Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation's
              Report on Form 10-K for the fiscal year ended December 27, 1997.

10.20   -     Change in control agreement dated March 17, 1998 between Collins &
              Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation's
              Report on Form 10-K for the fiscal year ended December 27, 1997.

10.21   -     Change in control agreement dated March 17, 1998 between Collins &
              Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's
              Report on Form 10-K for the fiscal year ended December 27, 1997.

10.22   -     Change in control agreement dated March 17, 1998 between Collins &
              Aikman Corporation and an executive officer.

Exhibit
Number        Description
--------      -------------
10.23   -     Lease, executed as of the 1st day of June 1987, between Dura
              Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman
              Holdings Corporation's Registration Statement on Form S-2
              (Registration No. 33-53179) filed July 6, 1994.

10.24   -     Amended and Restated Receivables Sale Agreement dated as of March
              30, 1995 among Collins & Aikman Products Co., Ack-Ti-Lining, Inc.,
              WCA Canada Inc., Imperial Wallcoverings, Inc., The Akro
              Corporation, Dura Convertible Systems Inc., each of the other subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Carcorp, Inc. is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation's
              Report on Form 10-K to the fiscal year ended January 28, 1995.

10.25   -     Servicing Agreement, dated as of March 30, 1995, among Carcorp,
              Inc., Collins & Aikman Products Co., as Master Servicer, each of the subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman
              Corporation's Report on Form 10-K to the fiscal year ended January
              28, 1995.

10.26   -     Pooling Agreement, dated as of March 30, 1995, among Carcorp,
              Inc., Collins & Aikman Products Co., as Master Servicer and
              Chemical Bank, as Trustee, is hereby incorporated by reference to
              Exhibit 10.20 of Collins & Aikman Corporation's Report on Form
              10-K to the fiscal year ended January 28, 1995.

10.27   -     Series 1995-1 Supplement, dated as of March 30, 1995, among
              Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman Corporation's Report on Form
              10-K to the fiscal year ended January 28, 1995.

10.28   -     Series 1995-2 Supplement, dated as of March 30, 1995, among
              Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, the Initial Purchasers parties thereto, Societe Generale, as Agent for the Purchasers and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman
              Corporation's Report on Form 10-K to the fiscal year ended January
              28, 1995.

10.29   -     Amendment No. 1, dated September 5, 1995, among Carcorp, Inc., as
              Company, Collins & Aikman Products Co., as Master Servicer, and
              Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins &
              Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

10.30   -     Amendment No. 2, dated October 25, 1995, among Carcorp, Inc., as
              Company, Collins & Aikman Products Co., as Master Servicer, and
              Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and the
              Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 28, 1995.

10.31   -     Amendment No. 1, dated February 29, 1996, to the Series 1995-1
              Supplement, dated as of March 30, 1995, among Carcorp, Inc.,
              Collins & Aikman Products Co., as Master Servicer, and Chemical
              Bank, as Trustee, is hereby incorporated by reference to Exhibit
              10.20 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

10.32   -     Amendment No. 1, dated February 29, 1996, to the Series 1995-2
              Supplement, dated as of March 30, 1995, among Carcorp, Inc.,
              Collins & Aikman Products Co., as Master Servicer, Societe
              Generale, as agent, and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              January 27, 1996.

10.33   -     Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and
              Collins & Aikman Products Co. is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation's Report on Form
              10-Q for the fiscal quarter ended October 29, 1994.

Exhibit
Number        Decsription
--------      ------------
10.34   -     Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS
              Automotive L.P. and Collins & Aikman Products Co. dated August 28,
              1996 is hereby incorporated by reference to Exhibit 2.1 of Collins
              & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

10.35   -     Amendment No. 1 to Equity Purchase Agreement by and among JPSGP,
              Inc., Foamex - JPS Automotive L.P., Foamex International Inc. and
              Collins & Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins &
              Aikman Corporation's Current Report on Form 8-K dated December 10,
              1996.

10.36   -     Equity Purchase Agreement by and among Seiren U.S.A. Corporation,
              Seiren Automotive Textile Corporation, Seiren Co., Ltd. and
              Collins & Aikman Products Co. dated December 11, 1996, is hereby incorporated by reference to Exhibit 2.3 of Collins & Aikman
              Corporation's Current Report on Form 8-K dated December 10, 1996.

10.37   -     Acquisition Agreement between Perstorp A.B. and Collins & Aikman
              Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation's Current
              Report on Form 8-K dated December 10, 1996.

10.38   -     Agreement among Perstorp A. B., Perstorp GmbH, Perstorp Biotec
              A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins &
              Aikman Corporation's Current Report on Form 8-K dated December 10,
              1996.

10.39   -     Shareholders Agreement among Collins & Aikman Products Co.,
              Collins & Aikman Europe, Inc., Perstorp GmbH, Perstorp A.B.,
              Perstorp Biotec A.B., Perstorp Components N.V. and Perstorp
              Components A.B., dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.6 of Collins & Aikman Corporation's Current
              Report on Form 8-K dated December 10, 1996.

10.40   -     Acquisition Agreement dated as of December 9, 1996 among Collins &
              Aikman Products Co., Collins & Aikman Floor Coverings Group, Inc.,
              Collins & Aikman Floor Coverings, Inc., CAF Holdings, Inc. and CAF
              Acquisition Corp. is hereby incorporated by reference to Exhibit
              2.7 of Collins & Aikman Corporation's Current Report on Form 8-K dated December 10, 1996.

10.41   -     Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products Co., Joan Fabrics Corporation and
              MC Group Acquisition Company L.L.C., is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for this fiscal quarter ended March 29, 1997.

10.42   -     Asset Purchase Agreement dated as of June 30, 1997 by and between
              JPS Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive
              L.P.'s and JPS Automotive Products Corp.'s Current Report on Form
              8-K dated July 24, 1997.

10.43   -     Closing Agreement dated July 24, 1997 between JPS Automotive L.P.,
              Safety Components International, Inc. and Safety Components Fabric
              Technologies, Inc. is hereby incorporated by reference to Exhibit
              2.2 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s
              Current Report on Form 8-K dated July 24, 1997.

10.44   -     Amended and Restated Acquisition Agreement dated as of November 4,
              1997 and amended and restated as of March 9, 1998, among Collins &
              Aikman Products Co., Imperial Wallcoverings Inc. and BDPI Holdings
              Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 27, 1997.


11      -     Computation of Earnings Per Share.

27      -     Financial Data Schedule.
                                      II-6

Exhibit
Number        Description
---------     ------------

99      -     Voting Agreement between Blackstone Capital Partners L.P. and
              Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman
              Holdings Corporation's Registration Statement on Form S-2
              (Registration No. 33-53179) filed June 27, 1994.

(b)      Reports on Form 8-K

During the quarter for which this Report on Form 10-Q is being filed, the Company filed no reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 12, 1998


                                COLLINS & AIKMAN CORPORATION
                                (Registrant)

                         By:    /s/ J. Michael Stepp
                                ---------------------
                                J. Michael Stepp
                                Chief Financial Officer and
                                Executive Vice President

                                (On behalf of the Registrant and as Principal Financial and Accounting Officer)