Form 10-Q
period 1998-06-27
COLLINS & AIKMAN CORP
filed 1998-08-11
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

              X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended June 27, 1998

                 Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the transition period from ______   to ___

                        Commission File Number 1-10218




                         COLLINS & AIKMAN CORPORATION



A Delaware Corporation                            (IRS Employer Identification
                                                               No. 13-3489233)



                             701 McCullough Drive
                       Charlotte, North Carolina  28262
                           Telephone (704) 547-8500





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No_.

As of August 10, 1998, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 63,989,764 shares.

                              PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)
                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                 QUARTER ENDED                   SIX MONTHS ENDED
                                         -------------------------------   ------------------------------
                                         JUNE 27, 1998     JUNE 28, 1997   JUNE 27, 1998    JUNE 28, 1997
                                         -------------     -------------   --------------   -------------

Net sales ................................   $  463,335    $ 416,018       $ 941,475         $ 831,578
                                              ---------    ---------       ---------         -----------
Cost of goods sold ........................     401,459      343,829         802,377           689,144
Selling, general and administrative
  expenses ................................      38,215       30,030          75,924            60,256
                                              ---------    ---------       ---------         -----------
                                                439,674      373,859         878,301           749,400
                                              ---------    ---------       ---------         -----------
Operating income ..........................      23,661       42,159          63,174            82,178
Interest expense, net .....................      19,434       19,305          39,913            38,084
Loss on sale of receivables ...............       1,682        1,562           3,306             2,763
Other expense .............................       3,485          501           3,725               972
                                              ----------   ---------       ---------         -----------
Income (loss) from continuing
  operations before income taxes ..........        (940)      20,791          16,230            40,359
Income tax expense (benefit) ..............        (458)       9,191           8,034            17,494
                                              ----------   ---------       ---------         -----------
Income (loss) from continuing operations ..        (482)      11,600           8,196            22,865
Income from discontinued operations,
  net of income taxes of $2,612
  and $3,171 ..............................        --          3,881            --               4,802
Gain on sale of discontinued
  operations, net of income taxes
  of $53,358 ..............................        --           --              --              85,292
                                              ----------   ---------       ---------         -----------
Income (loss) before extraordinary loss ...        (482)      15,481           8,196           112,959
Extraordinary loss, net of income taxes
  of $2,452 and $443 ......................      (3,679)        (721)         (3,679)             (721)
                                              ----------   ---------       ---------         -----------
Net income (loss) .........................    $ (4,161)   $  14,760       $   4,517         $ 112,238
                                              ==========   =========       =========         ===========

Net income (loss) per basic common share:
  Continuing operations ...................    $   (.01)   $     .17       $     .12         $     .34
  Discontinued operations .................         --           .06              --               .07
  Gain on sale of discontinued
    operations ............................         --           --              --               1.28
  Extraordinary loss ......................        (.05)        (.01)           (.05)             (.01)
                                              ----------   ---------       ---------         -----------
  Net income (loss) .......................    $   (.06)   $     .22       $     .07         $    1.68
                                              ==========   =========       =========         ===========

Net income (loss) per diluted common share:
  Continuing operations ...................    $   (.01)   $     .17       $     .12         $     .34
  Discontinued operations .................         --           .06             --                .07
  Gain on sale of discontinued
    operations ............................         --           --              --               1.26
  Extraordinary loss ......................        (.05)        (.01)           (.05)             (.01)
                                              ----------   ---------       ---------         -----------
  Net income (loss) .......................    $   (.06)   $     .22       $     .07         $    1.66
                                              ==========   =========       =========         ===========
Average common shares outstanding:
  Basic ...................................      65,447       66,144          65,574            66,634
                                              ==========   =========       =========         ===========
  Diluted .................................      65,447       67,485          66,392            67,823
                                              ==========   =========       =========         ===========


                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)



                                                 (UNAUDITED)
                                                  JUNE 27,      DECEMBER 27,
                    ASSETS                          1998           1997
                                                -------------   -------------
Current Assets:
  Cash and cash equivalents...................  $     20,323    $   24,004
  Accounts and notes receivable, net..........       200,913       198,125
  Inventories.................................       157,300       142,042
  Net assets of discontinued operations.......             -        53,004
  Other.......................................       108,912        92,116
                                                 ------------  ------------
   Total current assets.......................       487,448       509,291

Property, plant and equipment, net............       412,951       388,087
Deferred tax assets...........................        59,593        59,293
Goodwill, net.................................       271,313       263,007
Other assets..................................        84,135        82,714
                                                 ------------  ------------

                                                $  1,315,440    $1,302,392
                                                 ============  ============
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
  Notes payable...............................  $      1,531    $    1,314
  Current maturities of long-term debt........        18,107        30,301
  Accounts payable............................       137,495       135,468
  Accrued expenses............................       160,570       148,201
                                                 ------------  ------------

   Total current liabilities..................       317,703       315,284

Long-term debt................................       780,812       752,376
Other, including postretirement benefit
  obligation..................................       283,342       301,582
Commitments and contingencies.................

Common stock (150,000 shares authorized,
  70,521 shares issued and 64,972 shares
  outstanding at June 27, 1998
  and 70,521 shares issued and 65,851
  outstanding at December 27, 1997)...........           705           705
Other paid-in capital.........................       585,490       585,890
Accumulated deficit...........................      (572,334)     (576,851)
Accumulated other comprehensive income........       (36,962)      (39,823)
Treasury stock, at cost (5,549 shares at June
  27, 1998 and 4,670 shares at
  December 27, 1997)..........................       (43,316)      (36,771)
                                                 ------------  ------------
   Total common stockholders' deficit.........       (66,417)      (66,850)
                                                 ------------  ------------
                                                $  1,315,440    $1,302,392
                                                 ============  =============

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                      (IN THOUSANDS)



                                                 QUARTER ENDED        SIX MONTHS ENDED
                                             ---------------------  --------------------
                                               JUNE 27,    JUNE 28,    JUNE 27,   JUNE 28,
                                                 1998        1997        1998       1997
                                             ----------    ---------   ---------  ---------

OPERATING ACTIVITIES
Income (loss) from continuing operations..... $    (482)  $  11,600   $   8,196  $  22,865
Adjustments to derive cash flow from
continuing operating activities:
   Deferred income tax expense (benefit).....      (868)      3,240       3,430      6,784
   Depreciation and leasehold amortization...    12,785      10,611      27,005     21,480
   Amortization of goodwill..................     1,766       1,613       3,539      3,457
   Amortization of other assets..............     2,183       1,562       4,522      3,443
   Decrease (increase) in accounts and other
     receivables.............................    22,897     (19,829)     16,058      6,288
   Increase in inventories...................    (3,124)     (3,783)    (12,053)    (4,374)
   Decrease (increase) in other current
     assets..................................     1,812       2,328     (19,319)     4,647
   Increase in other non-current assets......    (2,833)     (1,896)    (12,377)    (1,993)
   Increase (decrease) in accounts payable...   (15,453)      7,400     (13,374)     7,642
   Decrease in interest payable..............   (15,636)    (14,370)     (2,092)      (787)
   Other, net................................   (23,252)     (5,629)       (463)    (9,603)
                                              -----------  ----------  ----------  ---------
     Net cash provided by (used in)
       continuing operating activities.......   (20,205)     (7,153)      3,072     59,849
                                              -----------  ----------  ----------  ---------
Cash provided by (used in) Wallcoverings,
Floorcoverings, Airbag and the Mastercraft
  Group discontinued operations..............         -       5,049     (15,052)     5,886
Cash used in other discontinued operations...    (4,801)     (1,027)     (7,802)    (4,728)
                                              -----------  ----------  ----------  ---------

     Net cash provided by (used in)
        discontinued operations..............    (4,801)      4,022     (22,854)     1,158
                                              -----------  ----------  ----------  ---------

INVESTING ACTIVITIES
Additions to property, plant and equipment...   (22,773)    (18,099)    (49,505)   (34,850)
Sales of property, plant and equipment.......       186         443       3,924        772
Proceeds from disposition of discontinued
  operations.................................         -           -      71,200    195,600
Acquisition of businesses, net of cash
  acquired...................................    (1,003)          -     (20,239)         -
Other, net...................................     5,646     (18,694)      3,537    (36,754)
                                              -----------  ----------  ----------  ---------

     Net cash provided by (used in)
         investing activities................   (17,944)    (36,350)      8,917    124,768
                                              -----------  ----------  ----------  ---------

FINANCING ACTIVITIES
Issuance of long-term debt...................   283,509           -     283,509      4,495
Repayment of long-term debt..................  (236,848)    (32,948)   (264,689)   (42,180)
Proceeds from sales (reduction) of a
  participating interest in accounts
  receivables, net of redemptions............    (2,000)     30,000      (3,000)    12,000
Net borrowings (repayments) on revolving
  credit facilities..........................    10,000      35,000           -   (144,000)
Purchase of treasury stock...................    (4,481)     (4,426)     (6,545)   (16,237)
Proceeds from exercise of stock options......         -         189           -        328
Other, net...................................    (1,773)     (2,109)     (2,091)    (2,074)
                                              -----------  ----------  ----------  ---------
     Net cash provided by (used in)
       financing activities..................    48,407      25,706       7,184   (187,668)
                                              -----------  ----------  ----------  ---------

Net increase (decrease) in cash and cash
   equivalents...............................     5,457     (13,775)     (3,681)    (1,893)
Cash and cash equivalents at beginning of
   period....................................    14,866      26,196      24,004     14,314
                                              -----------  ----------  ----------  ---------
Cash and cash equivalents at end of period... $  20,323   $  12,421   $  20,323  $  12,421
                                              ===========  ==========  ==========   ========

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT
                                       (UNAUDITED)

A.    ORGANIZATION:

      Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. As of June 27, 1998, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners L.P. ("WP Partners") and their respective affiliates collectively own approximately 83% of the common stock of the Company (the "Common Stock").

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

C.    ACQUISITIONS:

      The Company entered into a joint venture agreement to manufacture plastic trim products in the United Kingdom with Kigass Automotive Group ("Kigass") in October 1997 in which the Company and Kigass each owned 50% of the joint venture. The Company acquired Kigass on February 2, 1998. The purchase price for the acquisition was approximately $25.2 million. Initial goodwill resulting from the purchase was approximately $11.4 million. Kigass has been renamed Collins & Aikman Plastics (UK) Limited ("C&A Plastics UK"). C&A Plastics UK is an automotive interior plastic trim products manufacturer located in the United Kingdom. Under the terms of the purchase agreement, the Company assumed effective control of C&A Plastics UK on January 1, 1998.

D.    INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS:

      The Company limited its interest rate exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. The zero cost collars were not renewed. In addition, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27 million of notional principal amount by entering into an 8.50% cap on LIBOR. Payments to be received, if any, as a result of these agreements are accrued as an adjustment to interest expense. During the quarter and six months ended June 27, 1998, this agreement resulted in reductions in interest expense and other expenses of approximately $60 thousand and $115 thousand, respectively.

      The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with foreign currency purchase transactions. The Company's policies prescribe the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 1998. These contracts aggregated a U.S. dollar equivalent of $16 million at June 27, 1998. The fair value of these contracts approximated the contract value at June 27, 1998.

      During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swapped LIBOR based interest rates for the Canadian equivalent as well as fixed the exchange rate for the principal balance upon maturation. This agreement was terminated on June 1, 1998 as a result of the repayment of the Canadian term loan. The term loan balance was repaid in conjunction with the refinancing and replacement of the Company's credit facilities. See Note F to Condensed Consolidated Financial Report and "PART I - FINANCIAL INFORMATION - ITEM 2. -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information on the new credit facility.

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                       (UNAUDITED)

E.    GOODWILL:

      Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.8 million and $3.5 million for the quarter and six months ended June 27, 1998, respectively, and $1.6 million and $3.5 million for the quarter and six months ended June 28, 1997, respectively. Accumulated amortization at June 27, 1998 was $14.4 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At June 27, 1998, the Company believes the recorded value of its goodwill of $271.3 million is fully recoverable.

F.     LONG-TERM DEBT:

      On May 28, 1998, the Company entered into new credit facilities consisting of : (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan Facilities") and, (iii) a senior secured revolving credit facility in an aggregate principal amount up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities include a provision for a Tranche C credit facility (the "Tranche C Facility") of up to $150 million in loan borrowings having amortization and interest rate terms to be agreed upon between the Company and the applicable lenders who may supply commitments at such time as the Tranche C Facility may be utilized.

      At June 27, 1998, the Company had outstanding $100.0 million on the Term Loan A Facility, $125.0 million on the Term Loan B Facility and $67.2 million under the Revolving Credit Facility (including $57.2 million borrowed by the Canadian Borrowers).

      The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities and are generally similar to the covenants and ratios contained in the Company's previous bank credit facilities. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of its Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings"). The Company's obligations under the Credit Agreement Facilities are secured by a pledge of stock of C&A Products and its significant subsidiaries.

      Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR Margin") ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratio of senior funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 1.75% in the case of the LIBOR Margin and .75% in the case of the ABR Margin on June 27, 1998. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) (x) the greater of (a) Chase's prime rate for Canadian dollar-denominated loans in Canada and (b) the rate

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                       (UNAUDITED)


applicable to Canadian dollar-denominated bankers' acceptances for one month plus 1%, plus (y) the ABR Margin and (ii) Chase's discount rate for bankers' acceptances having a term of 30, 60, 90 or 180 days, as applicable, plus the LIBOR Margin. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2%. The weighted average rate of interest on the Credit Agreement Facilities at June 27, 1998 was 7.4%.

      The Credit Agreement Facilities (including the Tranche C Facility, if utilized) replace and refinance the Company's previously outstanding bank credit facilities. In conjunction with the refinancing, the Company wrote off deferred financing charges relating to the previous bank facilities of $3.6 million, net of income taxes of $2.4 million.

      In addition, JPS Automotive L.P. ("JPS Automotive") purchased on the open market and retired $2.0 million principal amount of JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") during the quarter ended June 27, 1998. In conjunction with the repurchase, JPS Automotive recognized an extraordinary loss of $86,000, net of income taxes of $58,000.

      At June 27, 1998, the scheduled maturities of long-term debt are as follows (in thousands):

       Remainder of fiscal year 1998  $  9,150
       Fiscal year 1999                 19,863
       Fiscal year 2000                 24,026
       Fiscal year 2001                114,432
       Fiscal year 2002                 28,853
       Later years                     602,595
                                      --------
                                      $798,919
                                      ========

G.    FACILITY CLOSING COSTS:

      In connection with the acquisition of JPS Automotive, the Company has eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. The Company is currently in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing C&A Products facility.

      These actions affect approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively.

      The components of the reserves for the relocation and facility closures, which are expected to be completed during fiscal 1998, are as follows (in thousands):

                                               Original    Changes In       Remaining
                                               Reserve       Reserve         Reserve
                                              ----------  --------------   ------------

Anticipated   expenditures  to  close  and
   dispose of idled facilities............   $     2,746      $  (2,209)     $       537
Anticipated severance benefits............         7,655         (4,203)           3,452
                                             ------------     -----------    ------------
                                             $    10,401      $  (6,412)     $     3,989
                                             ============     ===========    ============

H.    DISCONTINUED OPERATIONS:

      On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners for a purchase price of $71.9 million and an option for 6.7% of the common stock of the purchaser (which includes Wallcoverings and the wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. The proceeds were used to repay long-term debt. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of an estimated income tax benefit in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date.

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

      The Company's discontinued operations include the Company's Mastercraft Group, Floorcoverings, and JPS Automotive's discontinued air restraint and industrial fabric operation ("Airbag"). The discontinued operations reported income of $3.9 million, net of income taxes of $2.6 million, and $4.8 million, net of income taxes of $3.2 million, for the quarter and six months ended June 28, 1997, respectively.

      Net interest expense of discontinued operations was $5.3 million and $12.6 million, respectively, for the quarter and six months ended June 28, 1997 and was allocated based on the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. A portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the receivable pool of the trust maintained by the Company's Carcorp, Inc. subsidiary (the "Trust") related to discontinued operations to (y) the total of the Trust's receivables pool. For the quarter and six months ended June 28, 1997, $0.3 million and $0.6 million, respectively, of loss on sale of receivables was allocated to discontinued operations.

I.    RELATED PARTY TRANSACTIONS:

      Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly.

      On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners. See Note H to Condensed Consolidated Financial Report.

      During the first quarter of 1998, the Company incurred fees and expenses for services performed by WP Partners, or its affiliates, in connection with the sale of Wallcoverings, totaling approximately $0.8 million. During the first quarter of 1997, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the sale of Floorcoverings, totaling approximately $2.7 million.

J.    INFORMATION ABOUT THE COMPANY'S OPERATIONS:

      The Company's continuing operations primarily supply automotive interior systems-textile and plastic trim, acoustics and convertible top systems - to the global automotive industry.

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

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                         FOR THE QUARTER ENDED
                                         ----------------------
                                           JUNE 27,   JUNE 28,
                                             1998        1997
                                         ----------- ---------

       General Motors Corporation.......     29.6%        32.9%
       Ford Motor Company...............     15.1%        16.2%
       Chrysler Corporation.............     18.1%        19.9%

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                       (UNAUDITED)



     Information about the Company's continuing operations in different geographic areas for the quarters and six months ended June 27, 1998, and June 28, 1997 is presented below (in thousands).




                                United                          Other        Discontinued
                                States     Canada    Mexico  Countries (c)    Operations   Consolidated
                               --------   --------  -------- -------------   ------------- ------------
FOR  THE  QUARTER ENDED
  JUNE 27, 1998

Net sales..................... $260,414  $ 96,990   $ 23,790    $ 82,141        $  -          $ 463,335
Operating income (a)..........    7,254     7,730      6,622       2,055           -             23,661
Depreciation and
  amortization (b)............    9,879     2,395        427       4,033           -             16,734
Identifiable assets ..........  782,730   261,885     39,873     230,952           -          1,315,440
Capital expenditures .........   15,405     5,524        393       1,451           -             22,773


                                United                          Other        Discontinued
                                States     Canada    Mexico  Countries (c)    Operations   Consolidated
                               --------   --------  -------- -------------   ------------- ------------
FOR  THE  QUARTER ENDED
  JUNE 28, 1997

Net sales..................... $273,320  $ 91,183   $ 23,298    $ 28,217         $ -           $ 416,018
Operating income (a)..........   19,531    14,098      7,011       1,519           -              42,159
Depreciation and
  amortization (b)............    9,412     2,616        532       1,226           -              13,786
Identifiable assets ..........  841,452   232,661     39,338      79,611         232,486       1,425,548
Capital expenditures .........    7,807     3,646         38         708           5,900          18,099



                                United                          Other        Discontinued
                                States     Canada    Mexico  Countries (c)    Operations   Consolidated
                               --------   --------  -------- -------------   ------------- ------------
FOR THE SIX MONTHS ENDED
  JUNE 27, 1998

Net sales..................    $534,837  $192,388    $46,194    $168,056        $   -          $ 941,475
Operating income (a).......      26,731    19,052     13,001       4,390            -             63,174
Depreciation and
  amortization (b).........      20,339     4,958      1,069       8,700            -             35,066
Identifiable assets .......     782,730   261,885     39,873     230,952            -          1,315,440
Capital expenditures ......      30,506     9,095      1,071       5,689          3,144           49,505


                                United                         Other         Discontinued
                                States     Canada    Mexico  Countries (c)    Operations   Consolidated
                               --------   --------  -------- -------------   ------------- ------------
FOR THE SIX MONTHS ENDED
  JUNE 28, 1997

Net sales..................    $556,428  $176,475    $42,058    $ 56,617         $  -          $ 831,578
Operating income (a).......      41,079    26,239     12,656       2,204            -             82,178
Depreciation and
   amortization (b)........      19,760     4,832      1,296       2,492            -             28,380
Identifiable assets .......     841,452   232,661     39,338      79,611          232,486      1,425,548
Capital expenditures ......      14,856     7,426        605       2,178            9,785         34,850



(a)Operating income is determined by deducting all operating expenses, including goodwill write-off and other costs, from revenues. Operating expenses do not include interest expense. Corporate services provided by the Company have been allocated to the business units based on a combination of estimated use and the relative sales of the business units to the total consolidated operations of the Company.

(b)Depreciation and amortization includes the amortization of goodwill and other assets and liabilities.

(c)Other countries include the United Kingdom, Sweden, Spain, Belgium, Germany, Austria and France.


K.    COMMITMENTS AND CONTINGENCIES:

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

L.    COMMON STOCKHOLDERS' DEFICIT:

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income and other comprehensive income (revenues, expenses, gains and losses) that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income. SFAS No.130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a balance sheet. The Company adopted SFAS No. 130 on December 28, 1997. Total comprehensive income (loss) for the quarters ended June 27, 1998 and June 28, 1997 was $(5.7) million and $14.8 million, respectively. For the six months ended June 27, 1998 and June 28, 1997, comprehensive income was $7.4 million and $109.3 million, respectively. Activity in the common stockholders' deficit since December 27, 1997 is as follows (in thousands):

                                                                   Accumulated
                              Current Year                           Other
                              Comprehensive            Retained   Comprehensive   Common   Paid-in  Treasury
                                 Income       Total    Earnings      Income        Stock   Capital   Stock
                              -------------   ------  ---------  -------------   -------  -------   --------
Balance at December 27, 1997                $(66,850) $(576,851)  $  (39,823)     $  705   $585,890  $(36,771)

Comprehensive income........

  Net income................    $ 4,517        4,517      4,517          -            -          -        -

  Other comprehensive
    income, net of tax -

   Foreign currency
     translation
     adjustments............      2,861        2,861         -         2,861           -           -        -
                                ---------
Total comprehensive income..    $ 7,378
                                =========
Compensation expense
   adjustment...............                   (400)         -          -             -        (400)       -

Purchase of treasury stock
   (879 shares).............                 (6,545)         -          -             -           -      (6,545)
                                          ----------     ---------   ---------    --------  ----------  --------
Balance at June 27, 1998....               $(66,417)   $(572,334)    $(36,962)    $  705     $585,490  $(43,316)
                                          ==========     =========   =========    ========  ==========  ========



The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Income are as follows (in thousands):


                                        Foreign Currency      Pension      Accumulated Other
                                           Translation         Equity        Comprehensive
                                          Adjustments       Adjustment         Income
                                       ---------------- ----------------- ---------------

Beginning balance.....................    $    (29,123)    $    (10,700)     $    (39,823)
Current-period change.................           2,861            -                 2,861
                                       ---------------- ----------------- ---------------
Ending balance........................    $    (26,262)    $    (10,700)     $    (36,962)
                                       ================ ================= ===============

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONTINUED)
                                       (UNAUDITED)



M.    EARNINGS PER SHARE:

      The Company adopted SFAS No. 128, "Earnings Per Share," (SFAS No.128) in December 1997. Basic earnings per common share are computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the exercise of the stock options issued under the Company's stock option plans. The following table reconciles the number of common shares used in the basic and diluted earnings per share from continuing operations (in thousands, except per share data):

                                  Quarter Ended                    Quarter Ended
                                   June 27, 1998                    June 28, 1997
                         ------------------------------   ------------------------------
                                                 Per                              Per
                                                Share                            Share
                           Income     Shares    Amount      Income     Shares    Amount
                         ---------   -------   --------    --------   --------  --------

Basic earnings per share  $  (482)    65,447   $ (0.01)    $ 11,600    66,144   $   0.17

Effect  of  stock  option
  plans...................     -         -          -           -       1,341       -
                          ---------  --------- --------    ---------   -------  --------
Diluted    earnings   per
  share.................. $   (482)   65,447   $  (0.01)   $ 11,600    67,485   $   0.17
                          =========  ========= ========    =========   =======  ========


                                 Six Months Ended                 Six Months Ended
                                  June 27, 1998                    June 28, 1997
                          ------------------------------   ------------------------------
                                               Per                              Per
                                               Share                            Share
                           Income     Shares   Amount       Income     Shares   Amount
                          ---------  --------  ---------   --------- ---------  ---------

Basic earnings per share  $  8,196    65,574   $   0.12    $ 22,865    66,634   $   0.34

Effect  of  stock  option
  plans...................     -         818         -           -      1,189       -
                          ---------  --------- --------    ---------   -------  --------

Diluted    earnings   per
  share................... $ 8,196    66,392   $   0.12   $ 22,865     67,823   $   0.34
                          =========  ========= ========    =========   =======  ========



N.    SIGNIFICANT SUBSIDIARY:

      The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):

                                        FOR THE QUARTER ENDED   FOR THE SIX MONTHS ENDED
                                      ------------------------- --------------------------
                                        JUNE 27,     JUNE 28,      JUNE 27,    JUNE 28,
                                          1998         1997         1998        1997
                                      -----------  -----------  -----------  -------------
Net sales..........................   $  463,335   $  416,018   $  941,475   $  831,578
Gross margin.......................       61,876       72,189      139,098      142,434
Income from continuing operations.            75       11,736        8,585       22,963
Income before extraordinary loss...           75       15,617        8,585      113,057
Net income (loss)..................       (3,604)      14,896        4,906      112,336

                                          JUNE 27,  DECEMBER 27,
                                            1998       1997
                                       -----------  -------------
Current assets.....................   $  487,371   $   508,864
Noncurrent assets..................      827,722       792,199
Current liabilities................      316,591       315,268
Noncurrent liabilities.............    1,061,572     1,051,376


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

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (CONCLUDED)
                                       (UNAUDITED)



O.    NEWLY ISSUED ACCOUNTING STANDARDS:

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The Company is currently analyzing the impact of adoption of SFAS No. 133 and intends to adopt SFAS No. 133 at the beginning of the third quarter of 1998. However, the adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

      In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and the initial application of this pronouncement is to be reported as the cumulative effect of a change in accounting principle. The Company currently estimates that the impact of the adoption of SOP 98-5 at the beginning of fiscal 1999 will be in the range of $2.0 million to $3.0 million, net of tax.

P.    SUBSEQUENT EVENT

      On June 30, 1998, the Company acquired Pepers Beheer B.V. ("Pepers"), an automotive accessory floormat manufacturer located in the Netherlands. The total purchase price for the acquisition was approximately $3.8 million, subject to adjustment. Pepers will be part of the Company's accessory floormats subsidiary, The Akro Corporation. The Company believes that the acquisition will allow it to better serve its existing European customers, such as Volvo and Ford, as well as Pepers' existing customers, including Volkswagen, Audi and Renault.

                      COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      On June 30, 1998, the Company acquired Pepers, an automotive accessory floormat manufacturer located in the Netherlands. The total purchase price for the acquisition was approximately $3.8 million, subject to adjustment. Pepers will be part of the Company's accessory floormats subsidiary, The Akro Corporation. The Company believes that the acquisition will allow it to better serve its existing European customers, such as Volvo and Ford, as well as Pepers' existing customers, including Volkswagen, Audi and Renault.

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

RESULTS OF OPERATIONS

                                                      QUARTER ENDED
                                     ------------------------------------------
                                          JUNE 27, 1998          JUNE 28, 1997
                                     --------------------     -----------------
                                       AMOUNT     PERCENT     AMOUNT    PERCENT
                                      --------   --------     ------    -------
                                              (DOLLAR AMOUNTS IN THOUSANDS)

Net sales..........................  $ 463,335      100.0%   $ 416,018      100.0%
Cost of goods sold.................    401,459       86.6%     343,829       82.7%
                                     ---------      -------  ---------     -------
Gross margin.......................     61,876       13.4%      72,189       17.3%
Selling, general & administrative
   expenses........................     38,215        8.3%      30,030        7.2%
                                     ---------      -------  ---------     -------

Operating income...................  $  23,661        5.1%   $  42,159       10.1%
                                     =========      =======  =========     =======
EBITDA (1).........................  $  39,663        8.6%   $  55,971       13.5%
                                     =========      =======  =========     =======


                                                    SIX MONTHS ENDED
                                       -----------------------------------------
                                          JUNE 27, 1998          JUNE 28, 1997
                                       --------------------    -----------------
                                       AMOUNT      PERCENT     AMOUNT   PERCENT
                                       -------    ---------    -------  -------
                                             (DOLLAR AMOUNTS IN THOUSANDS)

Net sales..........................  $ 941,475       100.0%  $ 831,578      100.0%
Cost of goods sold.................    802,377        85.2%    689,144       82.9%
                                     ---------      -------  ---------     -------
Gross margin.......................    139,098        14.8%    142,434       17.1%
Selling, general & administrative
  expenses ........................     75,924         8.1%     60,256        7.2%
                                     ---------      -------  ---------     -------

Operating income...................  $  63,174         6.7%  $  82,178        9.9%
                                     =========      =======  =========     =======
EBITDA (1).........................  $  97,013        10.3%  $ 109,801       13.2%
                                     =========      =======  =========     =======


(1)EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income tax, other income and expense, depreciation, amortization and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




NET SALES: The Company's net sales increased 11.4% to approximately $463.3 million in the second quarter of 1998, up $47.3 million over the comparable 1997 quarter. For the first six months of 1998, the Company's net sales were $941.5 million, up $109.9 million from the comparable period in 1997. The overall increase was primarily due to the acquisition from Perstorp A.B. ("Perstorp") in December 1997 of its remaining interest in the Collins & Aikman/Perstorp automotive acoustics joint venture operations in Sweden, Belgium and France (the "Collins & Aikman/Perstorp Joint Venture"), the acquisition of certain of Perstorp's German operations in August 1997 (the "German Operations") and the acquisition of C&A Plastics UK on February 2, 1998. The Company assumed effective control of C&A Plastics UK, which is located in the United Kingdom, on January 1, 1998. The acquired entities generated combined sales of $53.1 million and $109.7 million during the quarter and six months ended June 27, 1998, respectively. The increase in second quarter net sales was offset by reduced sales of automotive bodycloth, luggage compartment trim and other products.

Sales during the second quarter of 1998 were reduced by $17.8 million due to a strike at General Motors, which began June 5, 1998 and ended on July 29, 1998. Approximately 2,500 of the Company's employees, the majority of them at Collins & Aikman Plastics, Inc. ("C&A Plastics"), were on temporary lay-off due to the General Motors strike and are expected to return to work by mid to late August. The Company expects the impact of the strike on revenues in the third quarter to be between $40 million and $50 million. The Company believes that a portion of these lost sales may be made up throughout the rest of the year. Strikes at General Motors and Chrysler also reduced sales by approximately $17.0 million during the second quarter of 1997. Translation of foreign revenues negatively affected sales by approximately $3 million in the second quarter of 1998 compared to the second quarter of 1997, due to the strengthening U.S. dollar.


The Company operates five divisions, with seven primary product lines. Certain products are sold by more than one division. Sales in the Company's product lines are discussed below. As a result of the Company's acquisition and expansion activities, certain prior year product line sales data has been recategorized to provide comparability.

MOLDED FLOOR CARPET: Molded floor carpet sales increased 11.1% and 8.7% for the quarter and six months ended June 27, 1998, respectively, over the comparable periods in 1997. Sales were positively impacted by sales to the Dodge Durango, Cadillac Seville, Nissan Sentra, Rover Freelander and Honda Accord, offset by decreases to the Toyota Camry and Cadillac Eldorado.

LUGGAGE COMPARTMENT TRIM: Luggage compartment trim sales decreased 8.2% for the quarter ended June 27, 1998 from the quarter ended June 28, 1997. Sales were flat for the six months ended June 27, 1998 in comparison with the comparable period in 1997. Sales increases attributable to revenues generated by the entities constituting the former Collins & Aikman/Perstorp Joint Venture were offset by decreased sales in the North American market due to reduced sales to the Honda Accord, the Buick Century and the discontinued Ford Thunderbird.

ACCESSORY FLOORMATS: Accessory floormat sales increased 9.2% and 11.7% for the quarter and six months ended June 27, 1998, respectively, over the comparable periods in 1997. These increases are primarily attributable to sales to the General Motors C/K truck series, including the Suburban and Tahoe, and the Ford Explorer. Overseas sales also increased to the Honda Accord and Toyota Sienna.

AUTOMOTIVE BODYCLOTH: Automotive bodycloth sales decreased 17.9% and 16.3% for the quarter and six months ended June 27, 1998, respectively, over the comparable periods in 1997. Sales increases to the Nissan Altima, Saturn Sedan and Dodge Stratus were offset by decreased sales to the Pontiac Grand Am and the Chevrolet Cavalier and Lumina/Impala. Sales were also adversely affected by an increased demand for leather seating applications, which management expects to continue for the forseeable future, four program run-outs, an unfavorable mix on several models and a decrease in build on several key vehicles.

PLASTIC-BASED INTERIOR TRIM SYSTEMS: Plastic-based interior trim systems sales increased 43.6% and 47.8% for the quarter and six months ended June 27, 1998, respectively, over the comparable periods in 1997. This increase is primarily due to the acquisitions of C&A Plastics UK and Perstorp's remaining interest in the former Collins & Aikman/Perstorp Joint Venture, which generated combined sales of plastic components of $28.6 million and $60.1 million for the quarter and six months ended June 27, 1998, respectively. Sales at the C&A Plastics North American locations were positively impacted by increased sales to the Cadillac Seville, Chevrolet Cavalier/Pontiac Sunfire and the Lincoln Continental, offset by reduced sales in the second quarter to General Motors resulting from the strike.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CONVERTIBLE TOP SYSTEMS: Convertible top systems sales increased 11.7% and 22.4% for the quarter and six months ended June 27, 1998, respectively, over the comparable periods in 1997. Sales volumes increased substantially on the Chevrolet Corvette, Ford Mustang, Alfa Romeo Spider and Plymouth Prowler. Management currently expects build rates to continue to decrease over the remainder of the year, as the spring ramp up continues to ease off.

ACOUSTICAL PRODUCTS: Acoustical products sales increased 46.6% and 45.0% for the quarter and six months ended June 27, 1998, respectively, over the comparable periods in 1997. This increase is attributable to the acquisitions of the German Operations as well as Perstorp's remaining interest in the operations which were formerly included in the Collins & Aikman/Perstorp Joint Venture. These operations generated combined acoustical sales of $15.7 million and $31.5 million for the quarter and six months ended June 27, 1998, respectively.

OTHER: The Company also had sales of other products of $36.9 million and $75.8 million for the quarter and six months ended June 27, 1998, respectively. Sales of other products were $40.6 million and $81.1 million for the quarter and six months ended June 28, 1997, respectively. These products include headliner fabric, casket lining, residential floormats and fabric for industrial uses.

Approximately 38% of the Company's sales for the six months ended June 27, 1998 were attributable to products utilized in vehicles built outside of North America, compared to approximately 31% in the six months ended June 28, 1997. The change in sales mix is attributable to the Company's acquisitions in the United Kingdom, Germany, Sweden, France and Belgium.

The above factors resulted in the Company's average revenue per North American produced vehicle increasing to approximately $90 for the six months ended June 27, 1998, compared to an average of approximately $89 for the 1997 fiscal year. The North American content per build decreased in the second quarter of 1998 to $87 due to the General Motors strike. The Company's content per build in Europe was approximately $17 in the six months ended June 27, 1998, which equaled the average for the 1997 fiscal year.

GROSS MARGIN: For the second quarter of 1998, gross margin was 13.4%, down from 17.3% in the comparable period in 1997. For the six months ended June 27, 1998, gross margin was 14.8%, down from 17.1% in the comparable 1997 period. The decrease in gross margin is due in part to the General Motors strike and inefficiencies associated with the closure of the Company's Salisbury, North Carolina carpet manufacturing operations, which were relocated to the Company's Parker plant in Greenville, South Carolina. Problems relating to automotive bodycloth sales, including lower volume, four program run-outs and unfavorable product mix, also contributed to the decrease. In addition, the Company recorded an inventory adjustment of $2.0 million at its accessory floormat subsidiary during the second quarter of 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the second quarter of 1998 increased $8.2 million to $38.2 million, over the comparable period in 1997. For the six months ended June 27, 1998, selling, general and administrative expenses increased $15.7 million over the comparable period in 1997. The increase in the quarter and six months is primarily attributable to the Company's recent acquisitions of C&A Plastics UK, the German Operations and Perstorp's remaining interest in the operations constituting the former Collins & Aikman/Perstorp Joint Venture. These operations had combined selling, general and administrative expenses of $5.1 million and $9.9 million for the quarter and six months ended June 27, 1998, respectively. In addition, expenditures increased at C&A Plastics in connection with improvement programs. As a percentage of sales, selling, general and administrative expenses were 8.2% in the second quarter of 1998, compared to 7.2% for the second quarter of 1997. For the six months ended June 27, 1998, selling, general and administrative expenses were 8.1% of sales, compared to 7.2% for the comparable period in 1997. This increase in the quarter and six months is due to lower sale volumes in automotive bodycloth and a $1.6 million increase in accounts receivable reserves due to financial difficulty experienced at a customer.

INTEREST EXPENSE: Interest expense, net of interest income of $1.6 million and $0.3 million for the second quarter of 1998 and 1997, respectively, increased to $19.4 million in the second quarter of 1998 from $19.3 million in the second quarter of 1997. Interest expense, net of interest income of $2.2 million and $0.6 million for the six months ended June 27, 1998 and June 28, 1997, respectively, increased to $39.9 million for the six months ended June 27, 1998 from $38.1 million in the comparable 1997 period. This increase is primarily due to interest expense allocated to discontinued operations in 1997, partially offset by a lower outstanding debt balance during 1998. Total interest expense, including amounts allocated to discontinued operations, was $24.9 million and $51.3 million for the quarter and six months ended June 28, 1997.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LOSS ON THE SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.7 million was recognized during the second quarter of 1998, compared to a $1.6 million loss, net of amounts allocated to discontinued operations, in the second quarter of 1997. Losses of $3.3 million and $2.8 million, net of amounts allocated to discontinued operations, were recognized in the six months ended June 27, 1998 and June 28, 1997, respectively. The increase in the loss on the sale of receivables is a result of C&A Plastics being added as a seller under the Receivables Facility (as hereinafter defined) during June 1997. Total losses on the sale of receivables, including amounts allocated to discontinued operations, were $1.8 million and $3.4 million in the quarter and six months ended June 28, 1997.

OTHER EXPENSE: The Company recognized foreign currency transaction losses of $3.4 million and $1.1 million in the quarters ended June 27, 1998 and June 28, 1997, respectively. The loss in the second quarter of 1998 was primarily related to the strengthening of the U.S. dollar against the Canadian dollar. For the six months ended June 27, 1998 and June 28, 1997, the Company recognized foreign currency losses of $3.4 million and $1.9 million, respectively. Offsetting the foreign currency losses during the quarter and six months ended June 28, 1997 was income from the Collins & Aikman/Perstorp Joint Venture of $0.6 million and $0.9 million, respectively.

INCOME TAXES: In the quarter ended June 27, 1998, the Company recognized an income tax benefit of $0.5 million, compared to income tax expense of $9.2 million in the prior year quarter. For the six months ended June 27, 1998, the Company recognized a $8.0 million income tax provision for continuing operations, compared to a provision of $17.5 million for the six months ended June 28, 1997. The Company's effective tax rate for the quarter ended June 27, 1998 was 48.7%, compared to 44.2% in the prior year quarter. For the six months ended June 27, 1998, the Company's effective tax rate was 49.5%, compared to 43.3% for the comparable period in 1997. The percentage increase is due to the impact of certain state taxes and nondeductible goodwill, which do not fluctuate with income.

DISCONTINUED OPERATIONS: No income from discontinued operations has been reflected for the six months ended June 27, 1998, as the operations of Wallcoverings prior to its sale have been charged to the Company's discontinued operations reserves. The Company's income from discontinued operations was $3.9 million and $4.8 million for the quarter and six months ended June 28, 1997, respectively and include the operations of the Company's Mastercraft Group, Floorcoverings and Airbag.

As previously discussed, Wallcoverings was sold on March 13, 1998. The Company recorded a loss of $21.1 million, net of income tax benefits, in September 1997, to adjust the recorded value of Wallcoverings to the expected proceeds. Accordingly, no gain or loss resulted from the sale of Wallcoverings.

The sale of Floorcoverings for approximately $195.6 million was completed in February 1997, resulting in a gain on the sale of discontinued operations of $85.3 million, net of income taxes of $53.4 million.

EXTRAORDINARY LOSS: For the quarter and six months ended June 27, 1998, the Company recognized an extraordinary loss consisting of a non-cash extraordinary charge of $3.6 million, net of income taxes of $2.4 million, relating to the refinancing of the Company's bank facilities and a $0.1 million charge, net of taxes of $58 thousand, recognized in connection with the purchase of $2.0 million principal amount of JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") on the market at prices in excess of the carrying values. For the quarter and six months ended June 28, 1997, the Company recognized a loss of $0.7 million, net of income taxes of $0.4 million, in connection with the purchase of $19.4 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of the carrying values.

NET INCOME: The combined effect of the foregoing resulted in a net loss of $4.2 million in the second quarter of 1998, compared to net income of $14.8 million in the second quarter of 1997. Net income for the six months ended June 27, 1998 and June 28, 1997 was $4.5 million and $112.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company and its subsidiaries had cash and cash equivalents totaling $20.3 million and $24.0 million at June 27, 1998 and December 27, 1997, respectively. The Company had a total of $165.1 million of borrowing availability under its credit arrangements as of June 27, 1998. The total was comprised of $152.9 million under a revolving credit facility (including $2.8 million available to the Canadian Borrowers, as hereinafter defined),

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



approximately $11.6 million under bank demand lines of credit in Austria and Canada, and $0.6 million available under the Receivables Facility. Availability as of June 27, 1998 under the revolving credit facility has been reduced by outstanding letters of credit of $29.9 million.

      On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities include a provision for a Tranche C credit facility (the "Tranche C Facility") of up to $150 million in loan borrowings having amortization and interest rate terms to be agreed upon between the Company and the applicable lenders who may supply commitments at such time as the Tranche C Facility may be utilized. The Credit Agreement Facilities (including the Tranche C Facility, if utilized) replace and refinance the Company's previously outstanding bank credit facilities, including the facilities entered into in June 1994 and December 1995 and amended and restated in June 1996 and the Delayed Draw Term Loan facility entered into by the Company in connection with the acquisition of JPS Automotive in December 1996 (collectively, the "Replaced Facilities").

      On March 13, 1998, the Company sold Wallcoverings for $71.9 million and an option for 6.7% of the common stock of the purchaser outstanding as of the closing date. The proceeds were used to repay long-term debt.

      At June 27, 1998, the Company had outstanding $100.0 million under the Term Loan A Facility, $125.0 million under the Term Loan B Facility, and $67.2 million under the Revolving Credit Facility (including $57.2 million borrowed by the Canadian Borrowers).

      The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive convenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities and are generally similar to the covenants and ratios contained in the Replaced Facilities. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options,
(y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of Wallcoverings. The Company's obligations under the Credit Agreement Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries. These restrictions on dividends and distributions are generally similar to those contained in the Replaced Facilities.

      On June 10, 1996, C&A Products issued $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.25 to 1.0) of cash flow to interest expense or
(iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). These prohibitions are subject to a number of significant exceptions, including dividends and other distributions to stockholders of the Company or stock repurchases
                                      I-16

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes, dividends to stockholders of the Company of the amount of net available proceeds from the sale of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during the second half of 1998. However, the Company expects all its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture.

      The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of June 27, 1998. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions. During the second quarter of 1998, $2.0 million principal amount of JPS Automotive Senior Notes were repurchased by JPS Automotive on the open market and retired. After giving effect to the repurchase, JPS Automotive had, as of June 27, 1998, approximately $89.3 million of indebtedness outstanding (including a premium of $2.7 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes.

      On March 31, 1995, C&A Products entered, through the Trust formed by Carcorp, into a receivables facility (the "Receivables Facility"), comprised of
(i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers"). The certificates represent the right to receive payments generated by the receivables held by the Trust.

      Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at June 27, 1998 the maximum amount allowable under the variable funding certificates was $75 million, of which $0.6 million was available and unutilized. Availability under the Receivables Facility has been adversely affected by the General Motors strike, which reduced the total amount of receivables available to be purchased by Carcorp and to support the outstanding term certificates and variable funding certificates. Nevertheless, the Company believes that its other sources of funds will be adequate to meet its cash flow needs until the amount of General Motors' receivables sold to Carcorp returns to levels experienced before the strike began.

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

      During the second quarter of 1998, the Company repaid indebtedness totaling approximately $24.6 million at its subsidiaries operating in Sweden, Belgium and France constituting the former operations of the Collins & Aikman/Perstorp Joint Venture. The repayments were funded through borrowings by the Canadian Borrowers under the Revolving Credit Facility.

      The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At June 27, 1998, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter ended June 27, 1998, the Company made lease payments relating to continuing operations of approximately $1.4 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $2.9 million during the remainder of fiscal 1998.

      The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the Receivables Facility. Net cash used in the continuing operating activities of the Company was $20.2 million for the quarter ended June 27, 1998, compared to $7.2 million for the quarter ended June 28, 1997. Net cash provided by the continuing operating activities of the Company's continuing operations was $3.1 million for the six months ended June 27, 1998, compared to $59.8 million for the six months ended June 28, 1997.

      The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At June 27, 1998, the Company had total outstanding indebtedness of $798.9 million (excluding approximately $29.9 million of outstanding letters of credit) at an average interest rate of 9.7% per annum. Of the total outstanding indebtedness, $635.0 million relates to the Credit Agreement Facilities and the Subordinated Notes.

      The Company's Board of Directors authorized the expenditure of up to $25 million in 1998 to repurchase shares of the Company's Common Stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent $4.4 million and $6.5 million to repurchase shares during the quarter and six months ended June 27, 1998, respectively. During July 1998, the Company spent $4.2 million to repurchase shares.

      Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR Margin") ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratio of senior funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 1.75% in the case of the LIBOR Margin and .75% in the case of the ABR Margin on June 27, 1998. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) (x) the greater of (a) Chase's prime rate for Canadian dollar-denominated loans in Canada and (b) the rate applicable to Canadian dollar-denominated bankers' acceptances for one month plus 1%, plus (y) the ABR Margin and (ii) Chase's discount rate for bankers' acceptances having a term of 30, 60, 90 or 180 days, as applicable, plus the LIBOR Margin. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2%. The weighted average rate of interest on the Credit Agreement Facilities at June 27, 1998 was 7.4%. The weighted average interest rate on the sold interests under the Receivables Facility at June 27, 1998 was 6.4%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at 11.5% per annum. The JPS Automotive Senior Notes pay interest at a rate of 11.125% per annum. Cash interest paid for the quarters ended

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


June 27, 1998 and June 28, 1997 was $36.1 million and $38.6 million, respectively. Cash interest paid was $43.2 million and $50.8 million for the six months ended June 27, 1998 and June 28, 1997, respectively.

      Due to the variable interest rates under the Credit Agreement Facilities and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1996, the Company limited its exposure through April 2, 1998 on $80 million of notional principal amount utilizing zero cost collars with 4.75% floors and a weighted average cap of 7.86%. During April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27.0 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27.0 million of notional principal amount by entering into an 8.50% cap on LIBOR. Based upon amounts outstanding at June 27, 1998, a .5% increase in LIBOR (5.5% at June 27, 1998) would impact interest costs by approximately $1.4 million annually on the Credit Agreement Facilities and $0.6 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45.0 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swapped LIBOR based interest rates for the Canadian equivalent as well as fixed the exchange rate for the principal balance upon maturation. This agreement was terminated on June 1, 1998 as a result of the repayment of the Canadian term loan. The term loan balance was repaid in conjunction with the refinancing and replacement of the Replaced Facilities.

      The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 1998 and for 1999, 2000, 2001 and 2002 are $9.2 million, $19.9 million, $24.0 million, $114.4 million and $28.9 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan A and Term Loan B Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market. As discussed above, the Company caused JPS Automotive to make such an offer to purchase JPS Automotive Senior Notes in connection with the sale of Airbag.

      The Company makes capital expenditures on a recurring basis for replacements and improvements. As of June 27, 1998, the Company's continuing operations had approximately $28.3 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 1998 (including costs incurred to date and outstanding commitments in the remainder of fiscal 1998) will aggregate approximately $85 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

      The Company is sensitive to price movements in its raw material supply base. During the second quarter of 1998, prices for most of the Company's primary raw materials remained constant with price levels at December 27, 1997. The prices of certain types of yarn utilized in fabric manufacturing has declined during 1998, resulting in cost savings of approximately $3 million.
In addition, the price of polyethylene has declined slightly in both North America and Europe. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

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

November 1, 1997 through its disposition, the Company expended approximately $19.9 million principally to fund Wallcoverings' operations, working capital and capital expenditure requirements. Of this amount, approximately $13.9 million was added to the base purchase price of $58 million provided in the sales agreement and was paid by the purchaser as part of the final purchase price.

      The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $20.9 million during the remainder of fiscal 1998. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.


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

approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of June 27, 1998, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 25 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 9 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of June 27, 1998, the Company's estimate of its liability for these 34 sites is approximately $29.8 million. As of June 27, 1998, the Company has established reserves of approximately $42.2 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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

      Based on the Company's overall currency rate exposure as of June 27, 1998, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates in amounts indicated by historical currency rate movements would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

On January 1, 1999, eleven of the fifteen member countries of the European Union (the Participating Countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)


The Participating Countries have agreed to adopt the euro as their common legal currency on that date. The Company is currently analyzing the impact of the conversion to the euro on its operations, but does not anticipate that the conversion will have a material adverse effect on the Company's consolidated financial position or results of operations.



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

      Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q include industry-based factors such as possible declines in the North American or European automobile and light truck build, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, and Year 2000 compliance issues, as well as factors more specific to the Company, such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange filings, including without limitation "BUSINESS" in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "10-K"), and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K, the Company's Report on Form 10-Q for the fiscal quarter ended March 28, 1998 and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Disclosures not required at this time.

                               PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS.

      There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Report on Form 10-K for fiscal year ended December 27, 1997.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a), (c) On May 20, 1998, the Company held its Annual Meeting of Stockholders. At such meeting, stockholders voted upon the election of three directors to hold office until the year 2001 Annual Meeting of Stockholders. The results of the voting were as follows:

              Nominee                For           Withheld     Broker Nonvotes
              -------                ---           --------     ---------------
       Thomas E. Hannah          64,646,333         205,825            0
       George L. Majoros, Jr.    64,646,020         206,138            0
       Stephen A. Schwarzman     64,646,276         205,882            0


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


EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

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






EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 ------------

4.4   -  Credit Agreement,  dated as of May 28, 1998, among Collins & Aikman Products Co., as Borrower,  Collins & Aikman Canada, Inc. and Collins & Aikman Plastics,  Ltd.,
         as Canadian Borrowers,  Collins & Aikman Corporation,  as Guarantor,  the lenders named  therein,  Bank of America  N.T.S.A.,  as  Documentation  Agent,  The Chase
         Manhattan Bank, as Administrative  Agent, and The Chase Manhattan Bank of Canada,
         as Canadian Administrative Agent.

4.5   -  Indenture  dated as of June 28, 1994,  between JPS Automotive  Products Corp., as
         Issuer, JPS Automotive L.P., as Guarantor and Shawmut Bank Connecticut,  N.A., as
         Trustee,  is hereby  incorporated  by reference to Exhibit 4.2 of JPS  Automotive
         Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

4.6   -  First  Supplemental  Indenture,   dated  as  of  October  5,  1994,  between  JPS
         Automotive  Products Corp. and JPS Automotive  L.P., as Co-Obligors,  and Shawmut
         Bank  Connecticut,  N.A.,  as  Trustee is hereby  incorporated  by  reference  to
         Exhibit  4.48A of JPS  Automotive  L.P.'s  and JPS  Automotive  Products  Corp.'s
         Report on Form 10-Q for the fiscal quarter ended October 2, 1994.

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

10.8   - Letter Agreement dated as of June 30, 1995 between Collins & Aikman
         Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation's Report on
         Form 10-K for the fiscal year ended January 27, 1996.

10.9   - Letter Agreement dated October 9, 1992 between Collins & Aikman
         Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation's Report on
         Form 10-K for the fiscal year ended December 27, 1997.



EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 ------------

10.10  - Employment Agreement dated as of March 3, 1997 between Collins &
         Aikman Plastics, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended March 28, 1998.

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

10.21  - Change in control agreement dated March 17, 1998 between Collins &
         Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's report on
         Form 10-Q for the fiscal quarter ended March 28, 1998.

10.22  - Lease, executed as of the 1st day of June 1987, between Dura
         Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman
         Holdings Corporation's Registration Statement on Form S-2 (Registration
         No. 33-53179) filed July 6, 1994.

10.23 -  Amended and Restated  Receivables Sale Agreement dated as of March 30, 1995 among
         Collins & Aikman  Products Co.,  Ack-Ti-Lining,  Inc., WCA Canada Inc.,  Imperial
         Wallcoverings,  Inc., The Akro Corporation,  Dura Convertible  Systems Inc., each of the other  subsidiaries  of Collins & Aikman  Products  Co.  from time to time parties thereto and Carcorp,  Inc. is hereby incorporated by reference to Exhibit
         10.18 of Collins & Aikman  Corporation's  Report on Form 10-K to the fiscal  year ended January 28, 1995.

10.24 -  Servicing Agreement,  dated as of March 30, 1995, among Carcorp,  Inc., Collins &
         Aikman Products Co., as Master  Servicer,  each of the  subsidiaries of Collins &
         Aikman  Products Co. from time to time  parties  thereto and  Chemical  Bank,  as
         Trustee is hereby  incorporated by reference to Exhibit 10.19 of Collins & Aikman
         Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.




EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 ------------


10.25  - Pooling Agreement, dated as of March 30, 1995, among Carcorp, Inc.,
         Collins & Aikman Products Co., as Master Servicer and Chemical Bank, as
         Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.26  - Series 1995-1 Supplement, dated as of March 30, 1995, among Carcorp,
         Inc., Collins & Aikman Products Co., as Master Servicer and Chemical
         Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.27 -  Series  1995-2  Supplement,  dated as of March 30,  1995,  among  Carcorp,  Inc.,
         Collins  & Aikman  Products  Co.,  as Master  Servicer,  the  Initial  Purchasers
         parties  thereto,  Societe  Generale,  as Agent for the  Purchasers  and Chemical
         Bank, as Trustee is hereby  incorporated by reference to Exhibit 10.22 of Collins
         & Aikman  Corporation's  Report on Form 10-K to the fiscal year ended January 28,
         1995.

10.28 -  Amendment  No. 1, dated  September  5, 1995,  among  Carcorp,  Inc.,  as Company,
         Collins & Aikman  Products  Co.,  as  Master  Servicer,  and  Chemical  Bank,  as
         Trustee,  to the  Pooling  Agreement,  dated  as of  March 30,  1995,  among  the
         Company,  the Master Servicer and Trustee is hereby  incorporated by reference to
         Exhibit  10.2 of  Collins  & Aikman  Corporation's  Report  on Form  10-Q for the
         fiscal quarter ended July 29, 1995.

10.29 -  Amendment  No. 2, dated  October  25,  1995,  among  Carcorp,  Inc.,  as Company,
         Collins & Aikman  Products  Co.,  as  Master  Servicer,  and  Chemical  Bank,  as
         Trustee,  to the  Pooling  Agreement,  dated  as of  March 30,  1995,  among  the
         Company,  the Master Servicer and the Trustee is hereby incorporated by reference to  Exhibit  10.2 of Collins & Aikman  Corporation's  Report on Form 10-Q for the
         fiscal quarter ended October 28, 1995.

10.30 -  Amendment No. 1, dated February 29, 1996, to the Series 1995-1 Supplement,  dated as of March 30,  1995,  among Carcorp,  Inc.,  Collins & Aikman  Products Co., as
         Master  Servicer,  and  Chemical  Bank,  as Trustee,  is hereby  incorporated  by reference to Exhibit 10.20 of Collins & Aikman  Corporation's Report on Form 10-K
         for the fiscal year ended January 27, 1996.

10.31 -  Amendment No. 1, dated February 29, 1996, to the Series 1995-2 Supplement,  dated as of March 30,  1995,  among Carcorp,  Inc.,  Collins & Aikman  Products Co., as
         Master Servicer,  Societe Generale,  as agent, and Chemical Bank, as Trustee,  is
         hereby   incorporated   by  reference  to  Exhibit  10.21  of  Collins  &  Aikman
         Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

10.32 - Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and Collins &
         Aikman Products Co. is hereby incorporated by reference to Exhibit
         10.27 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 29, 1994.

10.33  - Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS
         Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996 is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman
         Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

10.34 -  Amendment No. 1 to Equity Purchase  Agreement by and among JPSGP,  Inc., Foamex -
         JPS Automotive L.P., Foamex  International Inc. and Collins & Aikman Products Co.
         dated as of December 11, 1996 is hereby  incorporated by reference to Exhibit 2.2 of Collins & Aikman  Corporation's  Current Report on Form 8-K dated December 10,
         1996.

10.35 -  Equity  Purchase  Agreement  by  and  among  Seiren  U.S.A.  Corporation,  Seiren
         Automotive  Textile  Corporation,  Seiren Co., Ltd. and Collins & Aikman Products
         Co. dated December 11, 1996, is hereby  incorporated  by reference to Exhibit 2.3 of Collins & Aikman  Corporation's  Current Report on Form 8-K dated December 10,
         1996.

10.36  - Acquisition Agreement between Perstorp A.B. and Collins & Aikman
         Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation's Current
         Report on Form 8-K dated December 10, 1996.




EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 ------------

10.37 -  Agreement among Perstorp A.B., Perstorp GmbH, Perstorp Biotec A.B. and
         Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins & Aikman
         Corporation's current report on Form 8-K dated December 10, 1996.

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

10.39 - Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products Co., Joan Fabrics Corporation and MC
         Group Acquisition Company L.L.C., is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for this fiscal quarter ended March 29, 1997.

10.40  - Asset Purchase Agreement dated as of June 30, 1997 by and between JPS
         Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current Report on Form 8-K dated July
         24, 1997.

10.41  - Closing Agreement dated July 24, 1997 between JPS Automotive L.P.,
         Safety Components International, Inc. and Safety Components Fabric
         Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current
         Report on Form 8-K dated July 24, 1997.

10.42  - Amended and Restated Acquisition Agreement dated as of November 4,
         1997 and amended and restated as of March 9, 1998, among Collins &
         Aikman Products Co., Imperial Wallcoverings Inc. and BDPI Holdings
         Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 27, 1997.

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

Dated:  August 11, 1998


                                                 COLLINS & AIKMAN COPORATION
                                                 (Registrant)

                                            By:  /s/ J. Michael Stepp
                                                 -----------------------------
                                                 J. Michael Stepp
                                                 Chief Financial Officer and
                                                 Executive Vice President

                                                 (On behalf of the Registrant
                                                 and as Principal Financial and
                                                 Accounting Officer)