Form 10-Q
period 1998-09-26
COLLINS & AIKMAN CORP
filed 1998-11-10
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the quarter ended September 26, 1998

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the transition period from___ to___

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
                                       ---     ---

As of November 9, 1998, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 62,584,264 shares.

                          PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                               QUARTER ENDED                     NINE MONTHS ENDED
                                           ---------------------------      -----------------------------
                                         SEPTEMBER 26,     SEPTEMBER 27,     SEPTEMBER 26,    SEPTEMBER 27,
                                             1998            1997              1998              1997
                                         ------------      ------------      ------------     ------------

Net sales..............................    $  377,928       $  368,008        $1,319,403       $1,199,586
                                           ----------       ----------        ----------       ----------
Cost of goods sold.....................       339,351          350,793         1,138,279        1,039,937
Selling, general and administrative
  expenses.............................        38,288           34,464           117,661           94,720
Impairment of long lived assets........            -            22,600                -            22,600
                                           ----------        ---------        ----------       ----------
                                              377,639          407,857         1,255,940        1,157,257
                                           ----------        ---------        ----------       ----------
Operating income (loss) ...............           289          (39,849)           63,463           42,329

Interest expense, net..................        20,921           19,807            60,834           57,891
Loss on sale of receivables............         1,009              532             4,315            3,295
Other (income) expense.................         1,327           (2,269)            5,052           (1,297)
                                           ----------         --------         ---------        ---------
Loss from continuing operations before
  income taxes.........................       (22,968)         (57,919)           (6,738)         (17,560)
Income tax expense (benefit)...........       (14,614)         (15,917)           (6,580)           1,577
                                           ----------         --------         ---------        ---------
Loss from continuing operations........        (8,354)         (42,002)             (158)         (19,137)
Income (loss) from discontinued
operations, net of
  income taxes of ($336) and $2,835....            -              (496)               -             4,306
Gain on sale of discontinued operations,
  net of income taxes of $32,000 and
  $85,358..............................            -            76,449                -           161,741
                                           ----------          -------         ---------         --------
Income (loss) before extraordinary loss        (8,354)          33,951              (158)         146,910
                                           ==========          =======         =========         ========
Extraordinary loss, net of income taxes
  of $2,452 and $443...................            -                -             (3,679)            (721)

Net income (loss)......................    $   (8,354)      $   33,951        $   (3,837)      $  146,189

Net income (loss) per basic and diluted
 common share:
  Continuing operations................    $     (.13)      $     (.64)       $       -        $     (.29)
  Discontinued operations..............            -              (.01)               -               .07
  Gain on sale of discontinued operations          -              1.16                -              2.43
  Extraordinary loss...................            -                -               (.06)            (.01)
                                           ----------         --------         ---------        ---------
  Net income (loss)....................    $     (.13)      $      .51        $     (.06)      $     2.20
                                           ==========          =======         =========         ========
Average common shares outstanding:
  Basic and diluted....................        63,753           66,072            64,967           66,447
                                           ==========          =======         =========         ========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (in thousands)


                                                  (UNAUDITED)
                                                 SEPTEMBER 26,  DECEMBER 27,
                     ASSETS                          1998           1997
                                                -------------   -----------
Current Assets:
  Cash and cash equivalents...................   $     26,808  $     24,004
  Accounts and other receivables, net.........        251,408       198,125
  Inventories.................................        157,047       142,042
  Net assets of discontinued operations.......              -        53,004
  Other.......................................         99,539        92,116
                                                -------------  ------------
   Total current assets.......................        534,802       509,291

Property, plant and equipment, net............        438,666       388,087
Deferred tax assets...........................         77,067        59,293
Goodwill, net.................................        258,425       263,007
Other assets..................................         88,311        82,714
                                                -------------  ------------
                                                 $  1,397,271  $  1,302,392
                                                =============  ============
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
  Short-term borrowings.......................   $     12,493  $     11,057
  Current maturities of long-term debt........         15,484        20,558
  Accounts payable............................        151,189       135,468
  Accrued expenses............................        171,003       148,201
                                                -------------  ------------
   Total current liabilities..................        350,169       315,284

Long-term debt................................        851,697       752,376
Other, including post retirement benefit
  obligation..................................        281,909       301,582
Commitments and contingencies.................

Common stock (150,000 shares authorized, 70,521
  shares issued and 62,584 shares outstanding at
  September 26, 1998 and 70,521 shares issued
  and 65,851 outstanding at December 27, 1997).           705           705
Other paid-in capital.........................        585,411       585,890
Accumulated deficit...........................       (580,688)     (576,851)
Accumulated other comprehensive income........        (32,137)      (39,823)
Treasury stock, at cost (7,937 shares at
  September 26, 1998 and 4,670 shares at
  December 27, 1997)..........................        (59,795)      (36,771)
                                                -------------  ------------
   Total common stockholders' deficit.........        (86,504)      (66,850)
                                                -------------   -----------
                                                 $  1,397,271  $  1,302,392
                                                =============  ============

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                          Quarter Ended               Nine Months Ended
                                                 ---------------------           -----------------------------
                                                 September 26,   September 27,   September 26,   September 27,
                                                     1998            1997            1998             1997
                                                 -------------   -------------   -------------   -------------

OPERATING ACTIVITIES
Loss from continuing operations..............    $  (8,354)      $ (42,002)      $    (158)      $ (19,137)
Adjustments to derive cash flow from continuing
 operating activities:
   Impairment of long lived assets...........            -          22,600               -          22,600
   Deferred income tax expense (benefit).....      (17,907)         (4,854)        (14,477)          1,930
   Depreciation and leasehold amortization...       12,803          10,523          39,808          32,004
   Amortization of goodwill..................        1,774           1,682           5,313           5,139
   Amortization of other assets..............        1,702           4,108           4,997           6,793
   Decrease (increase) in accounts and other
     receivables.............................      (15,292)         34,808             766          41,095
   Decrease (increase) in inventories........        2,670         (10,118)         (9,383)        (14,492)
   Decrease (increase) in other current assets       9,046         (19,265)         (4,555)        (14,618)
   Increase in other non-current assets......       (3,754)         (3,768)        (16,131)         (5,761)
   Increase (decrease) in accounts payable...       12,032          (7,389)         (1,342)            253
   Increase in interest payable..............       14,461          13,909          12,369          13,122
   Other, net................................       (4,371)         27,407          (7,428)         18,562
                                                 ----------       ---------      ---------        ---------
     Net cash provided by continuing operating
      activities.............................        4,810          27,641           9,779          87,490
                                                 ----------       ---------      ---------        ---------
Cash provided by (used in) Wallcoverings,
  Floorcoverings, Airbag and Mastercraft Group
  discontinued operations ...................            -          (4,401)        (15,052)          1,485
Cash used in other discontinued operations...       (1,422)         (2,208)         (9,224)         (6,936)
                                                 ----------       ---------      ---------        ---------
     Net cash used in discontinued operations       (1,422)         (6,609)        (24,276)         (5,451)
                                                 ----------       ---------      ---------        ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment...      (22,382)        (16,153)        (71,887)        (51,003)
Sales of property, plant and equipment.......        1,745             404           5,669           1,176
Proceeds from disposition of discontinued
  operations.................................            -         366,500          71,200         562,100
Acquisition of businesses, net of cash acquired     (4,120)        (13,554)        (24,359)        (13,554)
Other, net...................................         (954)        (58,688)          2,583         (95,442)
                                                 ----------       ---------      ---------        ---------
     Net cash provided by (used in) investing
      activities.............................      (25,711)        278,509         (16,794)        403,277
                                                 ----------       ---------      ---------        ---------
FINANCING ACTIVITIES
Issuance of long-term debt...................          565               -         226,372           5,406
Repayment of long-term debt..................       (7,316)        (93,224)       (272,005)       (136,315)
Reduction of participating interest in accounts
  receivables, net of redemptions............      (25,500)        (67,000)        (28,500)        (55,000)
Net borrowings (repayments) on revolving credit
  facilities..................................       77,830         (60,000)        135,532        (204,000)
Purchase of treasury stock...................      (16,479)         (1,673)        (23,024)        (17,910)
Other, net...................................         (292)           (696)         (4,280)         (2,442)
                                                 ----------       ---------      ---------        ---------
     Net cash provided by (used in) financing
      activities.............................       28,808        (222,593)         34,095        (410,261)
                                                 ----------       ---------      ---------        ---------
Net increase in cash and cash equivalents....        6,485          76,948           2,804          75,055
Cash and cash equivalents at beginning of period    20,323          12,421          24,004          14,314
                                                 ----------       ---------      ---------        ---------
Cash and cash equivalents at end of period...    $  26,808       $  89,369       $  26,808       $  89,369
                                                 ==========       =========      =========        ========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

A.    ORGANIZATION:

      Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. As of September 26, 1998, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners L.P. ("WP Partners") and their respective affiliates collectively own approximately 86% of the common stock of the Company (the "Common Stock").

      The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.

B.    BASIS OF PRESENTATION:

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Results of operations for interim periods are not necessarily indicative of results for the full year. Certain reclassifications have been made to the condensed consolidated financial statements for the quarter and nine months ended September 27, 1997 and the prior 1998 quarters to conform with the 1998 third quarter presentation.

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

      On June 30, 1998, the Company acquired Pepers Beheer B.V. ("Pepers"), an automotive accessory floormat manufacturer located in the Netherlands for approximately $4.4 million, subject to adjustment. Under the terms of the purchase agreement, the Company is required to make additional contingent payments to the sellers in amounts of up to approximately $3.7 million if Pepers meets certain operating goals in fiscal 1998 and fiscal 1999. Initial goodwill resulting from the acquisition was $3.0 million. Pepers is operated as a part of the Company's accessory floormats subsidiary, The Akro Corporation.

      On August 26, 1998, the Company acquired from a third party the remaining 50% interest in Industrias Enjema, S.A. de C.V. ("Enjema"), 50% of which was already owned by JPS Automotive L.P. ("JPS Automotive"). The total purchase price for the acquisition was approximately $1.0 million. Enjema, a carpet systems manufacturer located in Mexico, will be part of the Company's Carpet and Acoustics Division. In September 1998, JPS Automotive distributed its 50% ownership interest in Enjema to the Company.

      On August 31, 1997, the Company purchased certain automotive acoustics assets in Germany and assumed certain liabilities from Perstorp AB for approximately $13.6 million.

D.    INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS:

      During April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27 million of notional principal amount by entering into an 8.50% cap on LIBOR. Payments to be received, if any, as a result of these agreements are accrued as an adjustment to interest expense. During the quarter and nine months ended September 26, 1998, this agreement resulted in reductions in interest expense of approximately $62 thousand and $177 thousand, respectively.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

      The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with foreign currency purchase transactions. The Company's policies prescribe the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies that will mature during fiscal 1998. These contracts aggregated a U.S. dollar equivalent of $23.1 million at September 26, 1998. The fair value of these contracts approximated the contract value at September 26, 1998.

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

E.    GOODWILL AND IMPAIRMENT OF LONG LIVED ASSETS:

      Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.8 million and $5.3 million for the quarter and nine months ended September 26, 1998, respectively, and $1.7 million and $5.1 million for the quarter and nine months ended September 27, 1997, respectively. Accumulated amortization at September 26, 1998 was $16.2 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the nondiscounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At September 26, 1998, the Company believes the recorded value of its goodwill of $258.4 million is fully recoverable.

      During the third quarter of 1997, Collins & Aikman Plastics, Inc. ("C&A Plastics") incurred charges of $31.3 million for provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. In addition, the recoverability of C&A Plastics' assets and goodwill was evaluated and the Company determined that the carrying values of certain assets and goodwill allocated to two of its manufacturing facilities were impaired. Accordingly, the Company wrote down fixed assets by $5.1 million and the carrying value of goodwill was reduced by $17.5 million.

F.    LONG-TERM DEBT:

      On May 28, 1998, the Company entered into new credit facilities consisting of : (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan Facilities") and (iii) a senior secured revolving credit facility in an aggregate principal amount up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities include a provision for a Tranche C credit facility (the "Tranche C Facility") of up to $150 million in loan borrowings having amortization and interest rate terms to be agreed upon between the Company and the applicable lenders who may supply commitments at such time as the Tranche C Facility may be utilized.

      At September 26, 1998, the Company had outstanding $100.0 million on the Term Loan A Facility, $125.0 million on the Term Loan B Facility and $143.8 million under the Revolving Credit Facility (including $58.8 million borrowed by the Canadian Borrowers).

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

      The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities and are generally similar to the covenants and ratios contained in the Company's previous bank credit facilities. The interest coverage and leverage ratios were waived for the quarter ended September 26, 1998 due to the General Motors strike (which occurred in June and July 1998) and decreased sales of automotive bodycloth. The Company expects to require a modification of these ratios for the fourth quarter of 1998 and beyond as a result of the General Motors strike and the decreased sales of automotive bodycloth. The Company expects its lenders to agree to modify these ratios to the extent required, although such lenders may request a fee or an increased interest rate in connection with such modification. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of its Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings"). The Company's obligations under the Credit Agreement Facilities are secured by a pledge of stock of C&A Products and its significant subsidiaries.

      Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR Margin") ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratio of senior funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 1.75% in the case of the LIBOR Margin and .75% in the case of the ABR Margin on September 26, 1998. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) (x) the greater of (a) Chase's prime rate for Canadian dollar-denominated loans in Canada and (b) the rate applicable to Canadian dollar-denominated bankers' acceptances for one month plus 1%, plus (y) the ABR Margin and (ii) Chase's discount rate for bankers' acceptances having a term of 30, 60, 90 or 180 days, as applicable, plus the LIBOR Margin. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2%. The weighted average rate of interest on the Credit Agreement Facilities at September 26, 1998 was 7.4%.

      The Credit Agreement Facilities (including the Tranche C Facility, if utilized) replace and refinance the Company's previously outstanding bank credit facilities. In conjunction with the refinancing, the Company wrote off deferred financing charges relating to the previous bank facilities of $3.6 million, net of income taxes of $2.4 million.

      In addition, JPS Automotive purchased on the open market and retired $2.0 million principal amount of JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") during the quarter ended June 27, 1998. In conjunction with the repurchase, JPS Automotive recognized an extraordinary loss of $86,000, net of income taxes of $58,000. No notes were repurchased by JPS Automotive during the quarter ended September 26, 1998.

      At September 26, 1998, the scheduled maturities of long-term debt are as follows (in thousands):

      Remainder of fiscal year 1998   $    320
      Fiscal year 1999                  19,934
      Fiscal year 2000                  24,106
      Fiscal year 2001                 114,293
      Fiscal year 2002                  28,934
      Later years                      679,594
                                      --------
                                      $867,181
                                      ========

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

      The components of the reserves for the relocation and facility closures, which are expected to be completed during the second quarter of fiscal 1999, are as follows (in thousands):

                                                Original       Changes In       Remaining
                                                 Reserve         Reserve         Reserve
                                             -----------      -----------    ------------
Anticipated expenditures to close and
dispose of idled facilities...............   $     2,746      $  (2,459)     $       287
Anticipated severance benefits............         7,655         (5,177)           2,478
                                             -----------      -----------    ------------
                                             $    10,401      $  (7,636)     $     2,765
                                             ===========      ===========    ============

H.    DISCONTINUED OPERATIONS:

      On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners for a purchase price of $71.9 million and an option for 6.7% of the common stock of the purchaser (which includes Wallcoverings and the former wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. The proceeds were used to repay long-term debt. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of an estimated income tax benefit in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date.

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

      In July 1997, the Company completed its sale of Mastercraft Group for a purchase price of approximately $307.4 million. A portion of the net proceeds from the sale were used to reduce the Company's long-term debt. The sale resulted in a net after tax gain of $97.5 million.

      In July 1997, JPS Automotive completed the sale of its Air Restraint and Technical Products Division, an airbag and industrial fabric business ("Airbag") for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag.

      The Company's discontinued operations include the Company's Mastercraft Group, Floorcoverings, and Airbag operations. The discontinued operations reported a loss of $0.5 million, net of an income tax benefit of $0.3 million, and income of $4.3 million, net of income taxes of $2.8 million, for the quarter and nine months ended September 27, 1997, respectively.

      Net interest expense of discontinued operations was $12.6 million for the nine months ended September 27, 1997 and was allocated based on the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. No interest expense was allocated to discontinued operations for the quarter ended September 27, 1997 and the quarter and nine months ended September 26, 1998. A portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of
(x) receivables included in the receivable pool of the trust maintained by the Company's Carcorp, Inc. subsidiary (the "Trust") related to discontinued operations to (y) the total of the Trust's receivables pool. For the nine months ended September 27, 1997, $0.6 million of loss on sale

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

of receivables was allocated to discontinued operations. No allocation of loss on sale of receivables was made to discontinued operations in the quarter ended September 27, 1997 and the quarter and nine months ended September 26, 1998.

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

J.    INFORMATION ABOUT THE COMPANY'S OPERATIONS:

      The Company's continuing operations primarily supply automotive interior systems - textile and plastic trim, acoustics and convertible top systems - to the global automotive industry.


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

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                            For the Quarter Ended
                                            -----------------------
                                            September     September
                                            26, 1998      27, 1997
                                            ---------     ---------
      General Motors Corporation.......        26%          41%
      Ford Motor Company...............        16%          15%
      Chrysler Corporation.............        16%          13%

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)


     Information about the Company's operations in different geographic areas for the quarters and nine months ended September 26, 1998, and September 27, 1997 is presented below (in thousands).


    FOR THE QUARTER ENDED              UNITED                                   OTHER
     SEPTEMBER 26, 1998                STATES         CANADA       MEXICO    COUNTRIES(C)    CONSOLIDATED
                                    ----------     -----------   --------    -----------     ------------
Net sales .......................   $  221,375    $   64,160     $ 14,553     $ 77,840       $  377,928
Operating income (loss) (a) .....       (5,963)        2,236        2,030        1,986              289
Depreciation and amortization (b)        9,160         2,389          630        4,100           16,279
Identifiable assets .............      891,411       213,150       32,679      260,031        1,397,271
Capital expenditures ............       13,801         3,867        1,535        3,179           22,382


     FOR THE QUARTER ENDED               UNITED                                    OTHER     DISCONTINUED
      SEPTEMBER 27, 1997                 STATES         CANADA         MEXICO    COUNTRIES(C) OPERATIONS    CONSOLIDATED
                                     ----------    ------------      ---------   -----------  -----------   ------------
Net sales .......................   $   248,890    $    80,496       $ 13,500      $ 25,122        --        $   368,008
Operating income (loss) (a) .....        (5,169)       (37,580)         3,011          (111)       --            (39,849)
Depreciation and amortization (b)        11,733          2,556            782         1,242        --             16,313
Identifiable assets .............     1,009,771        208,890         35,224        82,840     49,700         1,386,425
Capital expenditures ............         9,042          3,446            236           674      2,755            16,153



                                       UNITED                                    OTHER     DISCONTINUED
    FOR THE NINE MONTHS ENDED          STATES         CANADA      MEXICO    COUNTRIES(C)    OPERATIONS      CONSOLIDATED
       SEPTEMBER 26, 1998           ----------    ------------   ---------  -----------    -----------      ------------

Net sales .......................   $  756,230   $  256,530      $60,747     $245,596             --          $1,319,403
Operating income (a) ............       20,768       21,288       15,031        6,376             --              63,463
Depreciation and amortization (b)       28,272        7,347        1,699       12,800             --              50,118
Identifiable assets .............      891,411      213,150       32,679      260,031             --           1,397,271
Capital expenditures ............       44,307       12,962        2,606        8,868            3,144            71,887


    FOR THE NINE MONTHS ENDED          UNITED                                    OTHER      DISCONTINUED
       SEPTEMBER 27, 1997              STATES         CANADA         MEXICO   COUNTRIES(C)   OPERATIONS     CONSOLIDATED
                                   ----------    ------------      ---------  -----------    -----------    ------------
Net sales .......................   $  805,318   $  256,971       $55,558     $ 81,739            --         $1,199,586
Operating income (loss) (a) .....       35,910      (11,341)       15,667        2,093            --             42,329
Depreciation and amortization (b)       30,736        7,388         2,078        3,734            --             43,936
Identifiable assets .............    1,009,771      208,890        35,224       82,840        49,700          1,386,425
Capital expenditures ............       23,898       10,872           841        2,852        12,540             51,003

(a)Operating income (loss) is determined by deducting all operating expenses, including goodwill write-off and other costs, from revenues. Operating expenses do not include interest expense. Corporate services provided by the Company have been allocated to the business units based on a combination of estimated use and the relative sales of the business units to the total consolidated operations of the Company.

(b)Depreciation and amortization includes the amortization of goodwill and other assets and liabilities.

(c)Other countries include the United Kingdom, Sweden, Spain, Belgium, Germany, Austria, France and the Netherlands.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL REPORT (Continued)
                                   (Unaudited)

L.    Common Stockholders' Deficit:

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income includes net income and other comprehensive income (revenues, expenses, gains and losses) that, under generally accepted accounting principles, are included in comprehensive income but excluded from net income. SFAS No.130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a balance sheet. The Company adopted SFAS No. 130 on December 28, 1997. Total comprehensive income (loss) for the quarters ended September 26, 1998 and September 27, 1997 was ($3.5) million and $32.4 million, respectively. For the nine months ended September 26, 1998 and September 27, 1997, comprehensive income was $3.8 million and $141.7 million, respectively. Activity in the common stockholders' deficit since December 27, 1997 is as follows (in thousands):

                                 Current                            Accumulated
                                   Year                                Other                   Other
                               Comprehensive          Accumulated  Comprehensive   Common     Paid-in      Treasury
                                 Income      Total     Deficit        Income        Stock     Capital        Stock
                               ------------  ------   ----------    -------------   ------   ---------     --------
Balance at December 27, 1997.              $(66,850)   $(57,851)       $(39,823)      $705     $585,890     $(36,771)

Comprehensive income.........

  Net income ................   $  (3,837)   (3,837)    (3,837)             --         --           --           --

  Other comprehensive income,
net of tax - Foreign currency
translation adjustments .....       7,686     7,686         --            7,686        --           --           --
                                ---------
Total comprehensive income ..   $   3,849
                                =========
Compensation expense
adjustment ..................                  (479)       --               --         --         (479)         --

Purchase of treasury stock
(3,267 shares) ..............               (23,024)       --               --         --          --       (23,024)
                                          ---------  ---------       ---------     ------     --------     --------
Balance at September 26, 1998              $(86,504) $(580,688)      $ (32,137)     $ 705    $ 585,411     $(59,795)
                                          =========  =========       =========     ======     ========     ========

The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Income are as follows (in thousands):

                                                                               Accumulated
                                         Foreign Currency        Pension          Other
                                           Translation           Equity        Comprehensive
                                           Adjustments         Adjustment        Income
                                         ---------------- ----------------- ---------------
Balance at December 27, 1997..........     $    (29,123)    $    (10,700)     $   (39,823)
Current year change...................            7,686            -                7,686
                                            -----------      -----------       ----------
Balance at September 26, 1998.........     $    (21,437)    $    (10,700)     $   (32,137)
                                            ===========      ===========       ==========

M.    Earnings Per Share:

      The Company adopted SFAS No. 128, "Earnings Per Share," (SFAS No.128) in December 1997. Basic earnings per common share are computed by dividing income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are determined assuming the exercise of the stock options issued under the Company's stock option plans. Due to the Company's losses from continuing operations for all periods presented, the effect of the stock options would have an antidilutive effect on earnings per share and therefore diluted earnings per share equals basic earnings per share.

N.    Significant Subsidiary:

      The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):


                                         For the Quarter Ended      For the Nine Months Ended
                                         ---------------------    -----------------------------
                                      September 26, September 27, September 26,  September 27,
                                          1998           1997         1998            1997
                                      ------------  ------------  ------------   -------------
Net sales..........................    $  377,928    $  368,008   $1,319,403      $1,199,586
Gross margin.......................        38,577        16,953      181,124         159,387
Income (loss) from continuing
operations.........................        (8,366)      (42,206)         219         (19,243)
Income (loss) before extraordinary
loss...............................        (8,366)       33,747          219         146,804
Net income (loss)..................        (8,366)       33,747       (3,460)        146,083


                                      September 26,  December 27,
                                          1998            1997
                                      -------------  -----------
Current assets.....................    $  534,708    $   508,864
Noncurrent assets..................       862,469        792,199
Current liabilities................       349,057        315,268
Noncurrent liabilities.............     1,131,024      1,051,376

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

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The Company is currently analyzing the impact of adoption of SFAS No. 133 and may adopt SFAS No. 133 at the beginning of the 1999 fiscal year. The adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

      In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and the initial application of this pronouncement is to be reported as the cumulative effect of a change in accounting principle. The Company currently estimates that the impact of the adoption of SOP 98-5 at the beginning of fiscal 1999 will be in the range of $8 million to $9 million, net of tax.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

      On June 30, 1998, the Company acquired Pepers, an automotive accessory floormat manufacturer located in the Netherlands, for $4.4 million, subject to adjustment. Under the terms of the purchase agreement, the Company is required to make additional contingent payments to the sellers in amounts of up to approximately $3.7 million if Pepers meets certain operating goals in fiscal 1998 and fiscal 1999. Pepers is operated as part of the Company's accessory floormats subsidiary, The Akro Corporation, which had no European operations prior to the acquisition. The Company believes that the acquisition will allow Akro to better serve its existing European customers, such as Volvo and Ford, as well as Pepers' existing customers, including Volkswagen, Audi and Renault.

      On August 26, 1998, the Company acquired from a third party the remaining 50% interest in Enjema, 50% of which was already owned by JPS Automotive. The total purchase price for the acquisition was approximately $1.0 million. Enjema, a carpet systems manufacturer located in Mexico, is part of the Company's Carpet and Acoustics Division. In September 1998, JPS Automotive distributed its 50% ownership interest in Enjema to the Company.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS
                                                      QUARTER ENDED
                                       ------------------------------------------
                                       SEPTEMBER 26, 1998      SEPTEMBER 27, 1997
                                       ------------------      ------------------
                                       AMOUNT      PERCENT     AMOUNT     PERCENT
                                       -------     -------     ------     ------
                                              (DOLLAR AMOUNTS IN THOUSANDS)

Net sales..........................  $ 377,928      100.0%   $ 368,008      100.0%
Cost of goods sold.................    339,351       89.8%     350,793       95.3%
                                      --------      -------  ---------      ------
Gross margin.......................     38,577       10.2%      17,215        4.7%
Selling,  general  &  administrative
  expenses                              38,288       10.1%      34,464        9.4%
Impairment of long lived assets              -           -      22,600        6.1%
                                      --------      -------  ---------      ------
Operating income (loss) ...........  $     289        0.1%   $ (39,849)     (10.8%)
                                     =========      =======  =========      ======
EBITDA (1).........................  $  16,568        4.4%   $    (936)      (0.3%)
                                     =========      =======  =========      ======

                                                    NINE MONTHS ENDED
                                       ------------------------------------------
                                       SEPTEMBER 26, 1998      SEPTEMBER 27, 1997
                                       ------------------      ------------------
                                       AMOUNT      PERCENT     AMOUNT      PERCENT
                                       ------      -------     ------      -------
                                              (DOLLAR AMOUNTS IN THOUSANDS)
Net sales..........................  $1,319,403      100.0%  $1,199,586      100.0%
Cost of goods sold.................   1,138,279       86.3%   1,039,937       86.7%
                                     ----------      -------  ---------      ------

Gross margin.......................    181,124        13.7%     159,649       13.3%
Selling,  general  &  administrative
  expenses                             117,661         8.9%      94,720        7.9%
Impairment of long lived assets              -           -       22,600        1.9%
                                      --------      -------  ---------      ------
Operating income...................  $  63,463         4.8%   $  42,329        3.5%
                                     =========      =======   =========      ======
EBITDA (1).........................  $ 113,581         8.6%   $ 108,865        9.1%
                                     =========      =======   =========      ======

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


NET SALES: The Company's net sales increased 2.7% to approximately $377.9 million in the third quarter of 1998, up $9.9 million over the comparable 1997 quarter. For the first nine months of 1998, the Company's net sales were $1,319.4 million, up $119.8 million from the comparable period in 1997. The overall increase was primarily due to the acquisition from Perstorp A.B. ("Perstorp") in December 1997 of its remaining interest in the Collins & Aikman/Perstorp automotive acoustics joint venture operations in Sweden, Belgium and France (the "Collins & Aikman/Perstorp Joint Venture"), the acquisition of certain of Perstorp's German operations in August 1997 (the "German Operations"), the acquisition of C&A Plastics UK on February 2, 1998 (the Company assumed effective control of C&A Plastics UK, which is located in the United Kingdom, on January 1, 1998), the acquisition of Pepers, an automotive floormat manufacturer located in the Netherlands, on June 30, 1998, and the acquisition of the remaining interest in Enjema, a carpet manufacturer located in Mexico, on August 26, 1998. The acquired entities generated combined sales of $55.4 million and $165.1 million during the quarter and nine months ended September 26, 1998, respectively.

The increase in sales resulting from these acquisitions was offset by a strike at General Motors which began June 5, 1998 and ended July 29, 1998. The strike's estimated effect on sales for the third quarter and nine months ended September 26, 1998 was approximately $43.2 million and $60.9 million, respectively. General Motors has announced market share losses from the strike, some of them permanent. Because sales to General Motors represent approximately 35 percent of the Company's revenues on an annual basis, market share losses at General Motors may adversely affect the Company. Strikes at General Motors and Chrysler also reduced sales by approximately $17.0 million during the second quarter of 1997. Translation of foreign revenues negatively affected sales by approximately $2.9 million and $7.0 million, respectively, in the quarter and nine months ended September 26, 1998 compared to the prior year periods, due to the strengthening U.S. dollar.


The Company operates five divisions, with seven primary product lines. Certain products are sold by more than one division. Sales in the Company's product lines are discussed below. As a result of the Company's acquisition and expansion activities, certain prior year product line sales data has been recategorized to provide comparability.

MOLDED FLOOR CARPET: Molded floor carpet sales decreased 2.5% for the quarter ended September 26, 1998 and increased 5.2% for the nine months ended September 26, 1998 over the comparable periods in 1997. For the third quarter of 1998, the decrease in molded floor carpet sales is primarily attributable to the General Motors strike, offset by increased sales to the Dodge Durango and Ford Explorer. For the nine months ended September 26, 1998, molded floor carpet sales increased to the Dodge Durango, Toyota Sienna and the Chrysler LH, offset by decreased sales to General Motors models due to the strike.

LUGGAGE COMPARTMENT TRIM: Luggage compartment trim sales decreased 14.5% and 4.4% for the quarter and nine months ended September 26, 1998 over the comparable periods in 1997. Sales increases attributable to revenues generated by the entities constituting the former Collins & Aikman/Perstorp Joint Venture were offset by decreased sales in the North American market due to the General Motors strike and reduced sales to the Honda Accord, the Nissan Sentra, Mazda 626 and the discontinued Ford Thunderbird.

ACCESSORY FLOORMATS: Accessory floormat sales increased 12.1% and 11.8% for the quarter and nine months ended September 26, 1998, respectively, over the comparable periods in 1997. These increases are due primarily to the acquisition of Pepers, which occurred on June 30, 1998. Pepers generated sales of $4.5 million in the third quarter. In addition, sales increased to the General Motors C/K truck series, including the Suburban and Tahoe, and the Ford Explorer. Overseas sales also increased to the Honda Accord and Toyota Sienna, offset by decreased sales to the Toyota Corolla and Nissan Maxima. The General Motors strike negatively impacted accessory floormat sales in the quarter and nine months ended September 26, 1998 by $2.2 million and $3.4 million, respectively.

AUTOMOTIVE BODYCLOTH: Automotive bodycloth sales decreased 29.0% and 20.4% for the quarter and nine months ended September 26, 1998, respectively, over the comparable periods in 1997. The General Motors strike negatively impacted sales in the quarter and nine months ended September 26, 1998 by approximately $10.6 million and $14.3 million, respectively. In addition, sales increases to the Ford Windstar, Mitsubishi Galant and Chrysler Minivan were offset by decreased sales to the Dodge Intrepid, Chrysler Stratus and Pontiac Grand Am. Sales were also adversely affected by an increased demand for leather seating applications, which management expects to continue for the forseeable future, program run-outs, an unfavorable mix on several models and a decrease in build on several key vehicles.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PLASTIC-BASED INTERIOR TRIM SYSTEMS: Plastic-based interior trim systems sales increased 19.3% and 38.5% for the quarter and nine months ended September 26, 1998, respectively, over the comparable periods in 1997. This increase is primarily due to the acquisitions of C&A Plastics UK and Perstorp's remaining interest in the former Collins & Aikman/Perstorp Joint Venture, which generated combined sales of plastic components of $27.4 million and $87.5 million for the quarter and nine months ended September 26, 1998, respectively. These increases were offset by sales lost at C&A Plastics' North American locations due to the General Motors strike. The strike negatively impacted plastic-based interior trim systems sales in the quarter and nine months ended September 26, 1998 by approximately $15.5 million and $21.8 million, respectively.

CONVERTIBLE TOP SYSTEMS: Convertible top systems sales increased 9.1% and 19.5% for the quarter and nine months ended September 26, 1998, respectively, over the comparable periods in 1997. Sales volumes increased substantially on the Chevrolet Corvette and Ford Mustang, offset by decreased sales to the Chrysler Sebring.

ACOUSTICAL PRODUCTS: Acoustical products sales increased 38.0% and 42.7% for the quarter and nine months ended September 26, 1998, respectively, over the comparable periods in 1997. This increase is attributable to the acquisitions of the German Operations as well as Perstorp's remaining interest in the operations which were formerly included in the Collins & Aikman/Perstorp Joint Venture. These operations generated combined acoustical sales of $14.6 million and $46.1 million for the quarter and nine months ended September 26, 1998, respectively. In addition, sales at several of the Company's other acoustics operations in the U.S., Canada and Europe increased.

OTHER: The Company also had sales of other products of $38.8 million and $130.1 million for the quarter and nine months ended September 26, 1998, respectively. Sales of other products were $37.2 million and $134.6 million for the quarter and nine months ended September 27, 1997, respectively. These products include headliner fabric, casket lining, residential floormats and fabric for industrial uses.

Approximately 21% of the Company's sales for the nine months ended
September 26, 1998 were attributable to products utilized in vehicles built outside of North America, compared to approximately 10% in the nine months ended September 27, 1997. Approximately 20% of the Company's sales for the six months ended June 27, 1998 were attributable to products utilized in vehicles built outside of North America, compared to approximately 10% in the six months ended June 28, 1997. The change in sales mix is attributable to the Company's acquisitions in the United Kingdom, Germany, Sweden, France, Belgium and the Netherlands.

The above factors resulted in the Company's average revenue per North American produced vehicle decreasing to approximately $87 for the nine months ended September 26, 1998, compared to an average of approximately $89 for the 1997 fiscal year. The North American content per build decreased in the third quarter of 1998 to $82 due to the General Motors strike. The Company's content per build in Europe was approximately $18 in the nine months ended September 26, 1998, compared to an average of $17 for the 1997 fiscal year.

GROSS MARGIN: For the third quarter of 1998, gross margin was 10.2%, up from 4.7% in the comparable period in 1997. For the nine months ended September 26, 1998, gross margin was 13.7%, up from 13.3% in the comparable 1997 period. The increase over the prior year periods is primarily due to charges of approximately $57.9 million incurred in the third quarter of 1997 principally related to C&A Plastics. These charges included asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. Of the $57.9 million of charges, $34.0 million is included in cost of goods sold, $22.6 million is discussed below as impairment of long-lived assets and $1.3 million relates to selling costs. Adjusted for certain of the charges taken by C&A Plastics, gross margin was 8.9% and 14.6% in the quarter and nine months ended September 27, 1997. The decrease in gross margin for the nine months ended September 26, 1998 as compared to the adjusted gross margin for the comparable 1997 period is due in part to the General Motors strike, which impacted operating income by approximately $15.7 million and $21.7 million in the quarter and nine months ended September 26, 1998. Not only did the Company lose General Motors revenues, but the Company experienced a number of other strike-related problems in the months following the work stoppages. Many of General Motors' plant start-ups were erratic, causing the Company certain manufacturing inefficiencies and cost overruns, especially at C&A Plastics. The Company also experienced delays in achieving planned cost reductions due to these strike-related factors. Management currently expects that some of these inefficiencies will continue into the fourth quarter. Inefficiencies associated with the closure of the Company's Salisbury, North Carolina carpet manufacturing operations, which were relocated to the Company's Parker plant in Greenville, South Carolina, and problems relating to automotive bodycloth sales, including lower volume, program run-outs and unfavorable product mix, also contributed to the decrease. In addition, the Company recorded an inventory adjustment of $2.0 million at its accessory floormat subsidiary during the second quarter of 1998.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the third quarter of 1998 increased $3.8 million, to $38.3 million, over the comparable period in 1997. For the nine months ended September 26, 1998, selling, general and administrative expenses increased $22.9 million over the comparable period in 1997. The increase in the quarter and nine months is primarily attributable to the Company's recent acquisitions of C&A Plastics UK, the German Operations Perstorp's remaining interest in the operations constituting the former Collins & Aikman/Perstorp Joint Venture, Pepers and Enjema. These operations had combined selling, general and administrative expenses of $5.1 million and $15.0 million for the quarter and nine months ended September 26, 1998, respectively. The remaining increase for the nine months ended September 26, 1998 is due to a $1.6 million increase in accounts receivable reserves due to a customer's financial difficulty in the second quarter of 1998, costs associated with systems upgrades and increased expenditures at C&A Plastics in connection with improvement programs. As a percentage of sales, selling, general and administrative expenses were 10.1% in the third quarter of 1998, compared to 9.4% for the third quarter of 1997. For the nine months ended September 26, 1998, selling, general and administrative expenses were 8.9% of sales, compared to 7.9% for the comparable period in 1997. These increases in the quarter and nine months are due to lower sale volumes resulting from the General Motors strike and sales declines in automotive bodycloth.

IMPAIRMENT OF LONG LIVED ASSETS: As previously discussed, during the third quarter of 1997, C&A Plastics wrote down fixed assets by $5.1 million to net realizable value and reduced its goodwill by $17.5 million, as a result of an evaluation of the recoverability of the long lived assets of C&A Plastics that was conducted in connection with the determination of the charges discussed above.

INTEREST EXPENSE: Interest expense, net of interest income of $0.6 million and $2.3 million for the third quarter of 1998 and 1997, respectively, increased to $20.9 million in the third quarter of 1998 from $19.8 million in the third quarter of 1997. This increase is due in part to higher debt outstanding in the third quarter of 1998. In addition, interest income decreased due to a lower cash balance in the third quarter of 1998 in comparison to 1997. Interest expense, net of interest income of $2.9 million and $3.0 million for the nine months ended September 26, 1998 and September 27, 1997, respectively, increased to $60.8 million for the nine months ended September 26, 1998 from $57.9 million in the comparable 1997 period. This increase is primarily due to interest expense allocated to discontinued operations in 1997 of $12.6 million, partially offset by a lower debt balance during the first six months of 1998. Total interest expense, including amounts allocated to discontinued operations, was $73.5 million for the nine months ended September 27, 1997. No amounts were allocated to discontinued operations in the third quarter of 1997 and the quarter and nine months ended September 26, 1998.

LOSS ON THE SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.0 million was recognized during the third quarter of 1998, compared to a $0.5 million loss in the third quarter of 1997. Losses of $4.3 million and $3.3 million, net of amounts allocated to discontinued operations, were recognized in the nine months ended September 26, 1998 and September 27, 1997, respectively. The increase in the loss on the sale of receivables is due to an increase in sales. In addition, C&A Plastics was added as a seller under the Receivables Facility (as hereinafter defined) during June 1997. Total losses on the sale of receivables, including amounts allocated to discontinued operations, were $3.9 million in the nine months ended September 27, 1997. No amounts were allocated to discontinued operations during the third quarter of 1997 and the quarter and nine months ended September 26, 1998.

OTHER (INCOME) EXPENSE: The Company recognized a foreign currency transaction loss of $1.4 million in the third quarter of 1998, compared to a $0.1 million gain recognized in the third quarter of 1997. For the nine months ended September 26, 1998 and September 27, 1997, the Company recognized foreign currency losses of $4.8 million and $1.7 million, respectively. The losses incurred in 1998 were primarily related to the strengthening of the U.S. dollar against the Canadian dollar. Also included in other income for the quarter and nine months ended September 27, 1997 was income from the Collins & Aikman/Perstorp Joint Venture of $0.4 million and $1.2 million, respectively. The Company also recognized a $1.7 million gain on the sale of the Borg Textiles division in the third quarter of 1997.

INCOME TAXES: In the quarter ended September 26, 1998, the Company recognized an income tax benefit of $14.6 million, compared to an income tax benefit of $15.9 million in the prior year quarter. For the nine months ended September 26, 1998, the Company recognized a $6.6 million income tax benefit, compared to a provision of $1.6 million for the nine months ended September 27, 1997. The Company's effective tax rate for the quarter ended September 26, 1998 was 63.6%, compared to 27.5% in the prior year quarter. For the nine months ended September 26, 1998, the Company's effective tax rate was 97.7%, compared to (9.0%) for the comparable period in 1997. The percentage

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increase is due to the reduction in the carrying value of goodwill by $17.5 million during the third quarter of 1997 and the impact of certain state taxes and nondeductible goodwill, which do not fluctuate with income.

DISCONTINUED OPERATIONS: No income from discontinued operations has been reflected for the nine months ended September 26, 1998, as the operations of Wallcoverings prior to its sale were charged to the Company's discontinued operations reserves. The Company's income (loss) from discontinued operations was ($0.5 million) and $4.3 million for the quarter and nine months ended September 27, 1997, respectively, and include the operations of the Company's Mastercraft Group, Floorcoverings and Airbag.

As previously discussed, Wallcoverings was sold on March 13, 1998. The Company recorded a loss of $21.1 million, net of income tax benefits, in September 1997, to adjust the recorded value of Wallcoverings to the expected proceeds. Accordingly, no gain or loss resulted from the sale of Wallcoverings.

The sale of Floorcoverings for approximately $195.6 million was completed in February 1997, resulting in a gain on the sale of discontinued operations of $85.3 million, net of income taxes of $53.4 million. During July 1997, the Company completed the sales of the Mastercraft Group and Airbag. The Mastercraft Group was sold for approximately $307.4 million, resulting in a gain on the sale of discontinued operations of $97.5 million, net of income taxes of $65.0 million. The Company sold Airbag for approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value of Airbag.

EXTRAORDINARY LOSS: For the nine months ended September 26, 1998, the Company recognized an extraordinary loss consisting of a non-cash extraordinary charge of $3.6 million, net of income taxes of $2.4 million, relating to the refinancing of the Company's bank facilities and a $0.1 million charge, net of taxes of $58 thousand, recognized in connection with the purchase of $2.0 million principal amount of JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") on the market at prices in excess of the carrying values. For the nine months ended September 27, 1997, the Company recognized a loss of $0.7 million, net of income taxes of $0.4 million, in connection with the purchase of $19.4 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of the carrying values.

NET INCOME: The combined effect of the foregoing resulted in a net loss of $8.4 million in the third quarter of 1998, compared to net income of $34.0 million in the third quarter of 1997. For the nine months ended September 26, 1998, the Company recognized a net loss of $3.8 million, compared to net income of $146.2 million recognized in the comparable 1997 period.


LIQUIDITY AND CAPITAL RESOURCES

      The Company and its subsidiaries had cash and cash equivalents totaling $26.8 million and $24.0 million at September 26, 1998 and December 27, 1997, respectively. The Company had a total of $108.8 million of borrowing availability under its credit arrangements as of September 26, 1998. The total was comprised of $84.9 million under a revolving credit facility (including $1.2 million available to the Canadian Borrowers, as hereinafter defined), approximately $4.3 million under bank demand lines of credit in Austria and Canada, and $19.6 million available under the Receivables Facility. Availability as of September 26, 1998 under the revolving credit facility has been reduced by outstanding letters of credit of $21.3 million.

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

      At September 26, 1998, the Company had outstanding $100.0 million under the Term Loan A Facility, $125.0 million under the Term Loan B Facility, and $143.8 million under the Revolving Credit Facility (including $58.8 million borrowed by the Canadian Borrowers).

      The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive convenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities and are generally similar to the covenants and ratios contained in the Replaced Facilities. The interest coverage and leverage ratios were waived for the third quarter of 1998 due to the General Motors strike and decreased sales of automotive bodycloth. The Company expects to require a modification of these ratios for the fourth quarter of 1998 and beyond as a result of the General Motors strike and the decreased sales of automotive bodycloth. The Company expects its lenders to agree to modify these ratios to the extent required, although such lenders may request a fee or an increased interest rate in connection with such modification. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of Wallcoverings. The Company's obligations under the Credit Agreement Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries. These restrictions on dividends and distributions are generally similar to those contained in the Replaced Facilities.

      On June 10, 1996, C&A Products issued $400 million principal amount of 11-1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.25 to 1.0) of cash flow to interest expense or
(iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). These prohibitions are subject to a number of significant exceptions, including dividends and other distributions to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes, dividends to stockholders of the Company of the amount of net available proceeds from the sale of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during the remainder of 1998 and the first half of 1999. However, the Company expects all its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of September 26, 1998. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions. During the second quarter of 1998, $2.0 million principal amount of JPS Automotive Senior Notes were repurchased by JPS Automotive on the open market and retired. As of September 26, 1998, JPS Automotive had approximately $89.1 million of indebtedness outstanding (including a premium of $2.4 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes.

      On March 31, 1995, C&A Products entered, through the Trust formed by Carcorp, into a receivables facility (the "Receivables Facility"), comprised of
(i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada. The certificates represent the right to receive payments generated by the receivables held by the Trust.

      Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at September 26, 1998 the maximum amount allowable under the variable funding certificates was $75 million, of which $19.6 million was available and unutilized. Availability under the Receivables Facility has been adversely affected by the General Motors strike, which reduced the total amount of receivables available to be purchased by Carcorp and to support the outstanding term certificates and variable funding certificates. Nevertheless, the Company believes that its other sources of funds will be adequate to meet its cash flow needs until the amount of General Motors' receivables sold to Carcorp returns to levels experienced before the strike began.

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

      During the nine months ended September 26, 1998, the Company repaid indebtedness totaling approximately $46.9 million at its subsidiaries operating in Sweden, Belgium and France constituting the former operations of the Collins & Aikman/Perstorp Joint Venture. The repayments were funded through borrowings by the Canadian Borrowers under the Revolving Credit Facility and by cash generated from operations.

      The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At September 26, 1998, the Company had $20.0 million of potential availability under this master lease

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter ended September 26, 1998, the Company made lease payments relating to continuing operations of approximately $1.4 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $1.5 million during the remainder of fiscal 1998.

      The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the Receivables Facility. Net cash provided by the continuing operating activities of the Company was $4.8 million for the quarter ended September 26, 1998, compared to $27.6 million for the quarter ended September 27, 1997. Net cash provided by the continuing operating activities of the Company's continuing operations was $9.8 million for the nine months ended September 26, 1998, compared to $87.5 million for the nine months ended September 27, 1997.

      The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At September 26, 1998, the Company had total outstanding indebtedness of $867.2 million (excluding approximately $21.3 million of outstanding letters of credit) at an average interest rate of 9.6% per annum. Of the total outstanding indebtedness, $768.8 million relates to the Credit Agreement Facilities and the Subordinated Notes.

      The Company's Board of Directors authorized the expenditure of up to $25 million in 1998 to repurchase shares of the Company's Common Stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent $16.5 million and $23.0 million to repurchase shares during the quarter and nine months ended September 26, 1998, respectively.

      Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR Margin") ranging from 0% to .75% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR Margin") ranging from 1% to 1.75%. Margins, which are subject to adjustment based on changes in the Company's ratio of senior funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 1.75% in the case of the LIBOR Margin and .75% in the case of the ABR Margin on September 26, 1998. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) (x) the greater of (a) Chase's prime rate for Canadian dollar-denominated loans in Canada and (b) the rate applicable to Canadian dollar-denominated bankers' acceptances for one month plus 1%, plus (y) the ABR Margin and (ii) Chase's discount rate for bankers' acceptances having a term of 30, 60, 90 or 180 days, as applicable, plus the LIBOR Margin. Indebtedness under the Term Loan B Facility bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin of 1% or (ii) LIBOR of one, two, three or six months, as selected by the Company, plus a margin of 2%. The weighted average rate of interest on the Credit Agreement Facilities at September 26, 1998 was 7.4%. The weighted average interest rate on the sold interests under the Receivables Facility at September 26, 1998 was 6.1%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at 11.5% per annum. The JPS Automotive Senior Notes pay interest at a rate of 11.125% per annum. Cash interest paid for the quarters ended September 26, 1998 and September 27, 1997 was $6.7 million and $7.6 million, respectively. Cash interest paid was $49.9 million and $58.4 million for the nine months ended September 26, 1998 and September 27, 1997, respectively.

      Due to the variable interest rates under the Credit Agreement Facilities and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27.0 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27.0 million of notional principal amount by entering into an 8.50% cap on LIBOR. Based upon amounts outstanding at September 26, 1998, a .5% increase in each of LIBOR and Canadian banker acceptance rates (5.39% and 5.41%, respectively, at September 26, 1998) would impact interest costs by approximately $1.8 million annually on the Credit Agreement Facilities and $0.5 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45.0 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swapped LIBOR based interest rates for the Canadian equivalent as well as fixed the exchange rate for the principal balance upon maturation. This agreement

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

was terminated on June 1, 1998 as a result of the repayment of the Canadian term loan. The term loan balance was repaid in conjunction with the refinancing and replacement of the Replaced Facilities.

      The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 1998 and for 1999, 2000, 2001 and 2002 are $0.3 million, $19.9 million, $24.1 million, $114.3 million and $28.9 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan A and Term Loan B Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market. The Company caused JPS Automotive to make such an offer to purchase JPS Automotive Senior Notes in connection with the sale of Airbag.

      The Company makes capital expenditures on a recurring basis for replacements and improvements. As of September 26, 1998, the Company's continuing operations had approximately $27.1 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 1998 (including costs incurred to date and outstanding commitments in the remainder of fiscal 1998) will be in the range of $90 million to $100 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

      The Company is sensitive to price movements in its raw material supply base. During the third quarter of 1998, prices for most of the Company's primary raw materials remained constant with price levels at December 27, 1997. The prices of certain types of yarn utilized in fabric manufacturing have declined during 1998, resulting in cost savings of approximately $4.2 million through September 26, 1998. In addition, the price of polyethylene has declined slightly in both North America and Europe. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

      After Wallcoverings was classified as a discontinued operation in April 1996, Wallcoverings continued to experience sales declines. From April 1996 through October 1997, the Company expended approximately $67.1 million to fund operations, working capital and capital expenditures and to replace receivables previously sold to Carcorp. Of these amounts, $21.0 million represents repayments of intercompany amounts owed to Wallcoverings. From November 1, 1997 through its disposition in March 1998, the Company expended approximately $19.9 million principally to fund Wallcoverings' operations, working capital and capital expenditure requirements. Of this amount, approximately $13.9 million was added to the base purchase price of $58 million provided in the sales agreement and was paid by the purchaser as part of the final purchase price.

      The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $5.2 million during the remainder of fiscal 1998. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

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

      The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of September 26, 1998, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 25 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 10 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of September 26, 1998, the Company's estimate of its liability for these 35 sites is approximately $28.9 million. As of September 26, 1998, the Company has established reserves of approximately $42.6 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

IMPACT OF YEAR 2000 COMPLIANCE


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 COMPLIANCE

      The Company has developed a comprehensive plan intended to address Year 2000 issues. This plan includes the acceleration of the Company's existing plan to convert its recently acquired operations to consistent financial and manufacturing systems and upgrade financial and manufacturing systems at the Company's remaining locations. As part of the plan, the Company has selected a team of managers and outside consultants to identify, evaluate and implement a time-table aimed at bringing all of the Company's critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The plan addresses the Company's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers;
(v) suppliers, agents and service providers, including systems which interface with customers; (vi) environmental operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

      The Company has evaluated the state of readiness of each area vulnerable to Year 2000 risk using the following definitions:

      Inventory   -  Systems are being surveyed and documented regarding
                     compliance
      Remediation -  Strategies are being implemented to modify or replace affected hardware and software
      Testing     -  Systems are being tested by Company employees or third
                     party consultants
      Complete    -  Systems are Year 2000 compliant

      Currently, the Company estimates that a majority of its North American locations are in the Remediation stage for each area of Year 2000 risk. As discussed above, the Company has coordinated its Year 2000 compliance efforts with a plan to establish its recently acquired operations on consistent financial and manufacturing systems. Since the majority of the Company's European locations have been recently acquired, the Company anticipates that more time will be required by its European locations to become Year 2000 compliant than the Company's North American operations. Currently, the majority of the Company's European locations are in the Remediation stage for each area of Year 2000 risk.

      The Company intends for all of its systems in North America and Europe to become Year 2000 compliant during 1999. Based upon the current status of the North American operations, the Company has not developed a formal contingency plan for North America. Individual locations will develop informal contingency plans in the event that they do not expect to be fully Year 2000 compliant within the current time estimates. Because the Company anticipates that the European locations will require more time to become Year 2000 compliant, the Company is in the process of developing formal contingency plans for each location.

      The Company anticipates that the total cost of the its Year 2000 plan will be approximately $16 million. Included in this estimate is approximately $3 million of salaries and other payroll costs of Company employees to the extent that they have devoted a portion of their time to the project. Approximately $9 million of these costs have been incurred through September 26, 1998, including approximately $1 million of salaries and other payroll costs. The Company has been expensing and capitalizing the costs to complete the Year 2000 plan in accordance with appropriate accounting policies. The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations.

      Due to the general uncertainty inherent in the Year 2000 process at this stage, it is difficult for the Company to determine a reasonably likely Year 2000 worst case scenario. One possible scenario would be the failure of the Company's key suppliers to become compliant. To mitigate the risk of this, the Company is in the process of issuing questionnaires to its suppliers and visiting certain of these suppliers to assess their Year 2000 readiness. This process is expected to continue over the next several months. Based upon the responses which the Company will receive through the questionnaires and meetings, the Company will develop contingency plans in the event that these suppliers will not be Year 2000 compliant in a timely manner. Due to the number of suppliers that the Company deals with, the Company is unable to make a meaningful estimate of the revenue that would be lost in the event such a scenario was realized.

      The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. The Company currently anticipates that, with the modifications discussed above, the Year 2000 issue should not pose significant operational problems for the Company. However, if such modifications are not made, or are not completed timely, or if contingency plans fail, the Year 2000 issue could have a material adverse impact on the operations of the Company. Success of the Year 2000 plan may to some extent depend on the availability of outside consultants as well as establishing reliable telecommunication

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

links with the Company's operations in Europe and Mexico. Further, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

      The cost of the Company's Year 2000 plan and the dates by which the Company believes it will be Year 2000 compliant are based on management's current best estimates, which were derived based on numerous assumptions of future events, some of which are beyond the control of the Company, including the continued availability of certain resources, third party modification plans and other factors. There can be no guarantee, however, that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

      Based on the Company's overall currency rate exposure as of September 26, 1998, including derivative and other foreign currency sensitive instruments, a near-term change in currency rates in amounts indicated by historical currency rate movements would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

      On January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The Participating Countries have agreed to adopt the euro as their common currency on that date. The Company is currently analyzing the impact of the conversion to the euro on its operations, but does not anticipate that the conversion will have a material adverse effect on the Company's consolidated financial position or results of operation.

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

substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or particular interior trim packages or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange filings, including without limitation "BUSINESS" in the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997 (the "10-K"), and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K, the Company's Reports on Form 10-Q for the fiscal quarters ended March 28, 1998 and June 27, 1998 and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.


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

4.4   -  Credit  Agreement,  dated as of  May 28,  1998,  among  Collins  & Aikman
         Products Co., as Borrower,  Collins & Aikman  Canada,  Inc. and Collins &
         Aikman  Plastics,   Ltd.,  as  Canadian   Borrowers,   Collins  &  Aikman
         Corporation,  as Guarantor,  the lenders named  therein,  Bank of America
         N.T.S.A.,   as   Documentation   Agent,  The  Chase  Manhattan  Bank,  as
         Administrative  Agent,  and  The  Chase  Manhattan  Bank  of  Canada,  as
         Canadian  Administrative  Agent,  is hereby  incorporated by reference to
         Exhibit  4.4 of  Collins & Aikman  Corporation's  Report on Form 10-Q for
         the fiscal quarter ended June 27, 1998.

4.5 - Waiver dated as of October 27, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman
         Canada, Inc. and Collins & Aikman Plastics,  Ltd., as Canadian Borrowers,
         Collins & Aikman Corporation,  as Guarantor,  the Lender Parties thereto,
         Bank of America,  N.T.S.A.,  as Documentation  Agent, The Chase Manhattan
         Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as
         Canadian Administrative Agent.

4.6   -  Indenture  dated as of June 28,  1994,  between JPS  Automotive  Products
         Corp.,  as Issuer,  JPS  Automotive  L.P.,  as Guarantor and Shawmut Bank
         Connecticut,  N.A., as Trustee,  is hereby  incorporated  by reference to
         Exhibit 4.2 of JPS  Automotive  Corp.'s  Registration  Statement  on Form
         S-1, Registration No. 33-75510.



EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

4.7   -  First  Supplemental  Indenture,  dated as of October 5, 1994, between JPS
         Automotive  Products Corp. and JPS Automotive  L.P., as Co-Obligors,  and
         Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.'s and JPS Automotive
         Products  Corp.'s  Report  on Form  10-Q  for the  fiscal  quarter  ended
         October 2, 1994.

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

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

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


EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

10.38 - Settlement and Amendment Agreement dated as of December 16, 1997 by and among Collins & Aikman Products Co., Perstorp A.B., Perstorp GmbH,
         Collins & Aikman Holding A.B., Collins & Aikman Automotive Systems
         GmbH, Collins & Aikman Automotive Systems N.V., Collins & Aikman
         Automotive System A.B. and Perstorp Components GmbH and related Letter
         Amendment Agreement.

10.39 -  Acquisition  Agreement  dated as of  December  9,  1996  among  Collins &
         Aikman  Products  Co.,  Collins & Aikman  Floor  Coverings  Group,  Inc.,
         Collins & Aikman  Floor  Coverings,  Inc.,  CAF  Holdings,  Inc.  and CAF
         Acquisition  Corp. is hereby  incorporated by reference to Exhibit 2.7 of
         Collins  &  Aikman  Corporation's   Current  Report  on  Form  8-K  dated
         December 10, 1996.

10.40 -  Mastercraft  Group  Acquisition  Agreement  dated  as of April  25,  1997 among  Collins & Aikman  Products Co.,  Joan Fabrics  Corporation  and MC
         Group  Acquisition  Company L.L.C.,  is hereby  incorporated by reference to  Exhibit  2.1 of  Collins & Aikman  Corporation's  Report on Form 10-Q
         for this fiscal quarter ended March 29, 1997.

10.41 -  Asset  Purchase  Agreement  dated as of June 30,  1997 by and between JPS
         Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current Report on Form 8-K dated July
         24, 1997.

10.42 -  Closing  Agreement  dated July 24,  1997  between  JPS  Automotive  L.P.,
         Safety  Components  International,  Inc.  and  Safety  Components  Fabric
         Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current
         Report on Form 8-K dated July 24, 1997.

10.43 - Amended and Restated Acquisition Agreement dated as of November 4, 1997 and amended and restated as of March 9, 1998, among Collins & Aikman
         Products Co., Imperial Wallcoverings Inc. and BDPI Holdings Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman
         Corporation's  Report on Form 10-K for the  fiscal  year  ended  December
         27, 1997.

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

Dated:  November 9, 1998


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