Form 10-K
period 1998-12-26
COLLINS & AIKMAN CORP
filed 1999-03-26
CIK 846815

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended December 26, 1998

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

      Registrant's telephone number, including area code: (704) 547-8500

          Securities registered pursuant to Section 12(b) of the Act:


    Title of each class      Name of each exchange on which registered
-------------------------   ------------------------------------------
    Common Stock                      New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the
                     Registrant was $35,174,217 as of March 25, 1999.

As of March 25, 1999, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 61,932,264 shares.


                      DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for 1999 Annual Meeting of Stockholders to be filed within 120 days of December 26, 1998 -- Items 10, 11, 12 and 13.*

* Only the portions of this document expressly described in the items listed are incorporated by reference herein.

================================================================================

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


                         FORM 10-K ANNUAL REPORT INDEX


 Item 1.     Business, page 1.
 Item 2.     Properties, page 4.
 Item 3.     Legal Proceedings, page 4.
 Item 4.     Submission of Matters to a Vote of Security Holders, page 5.
 Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters, page 6.
 Item 6.     Selected Financial Data, page 7.
 Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations, page 8.
 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk, page 23.
 Item 8.     Financial Statements and Supplementary Data, page 24.
 Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, page 24.
 Item 10.    Directors and Executive Officers of the Registrant, page 25.
 Item 11.    Executive Compensation, page 25.
 Item 12.    Security Ownership of Certain Beneficial Owners and Management, page 25.
 Item 13.    Certain Relationships and Related Transactions, page 25.
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 26.

                                    PART I

Item 1. Business

Development

     Collins & Aikman Corporation (the "Company") is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems. The Company (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation which was formed on September 21, 1988. As of December 26, 1998, Blackstone Capital Partners, L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates collectively own approximately 87% of the Common Stock of the Company. The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary. Predecessors of C&A Products have been in operation for more than a century.

     On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North America Automotive Interior Systems, to be headquartered in the Detroit metro area, and Europe Automotive Interior Systems, to be headquartered in Germany. The Reorganization is designed to enable the Company to more effectively respond to the automotive manufacturers' demand for interior trim systems and more sophisticated components. In addition, automotive manufacturers are reducing the number of suppliers and awarding business to suppliers with comprehensive design and engineering capabilities. The Reorganization will allow the Company to increase customer service on a global basis and maintain local expertise to provide specialized sales, marketing, development, design, engineering and program management services capable of delivering interior systems and individual components.

     As part of the Reorganization, the Company has also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. These products are not typically sold in conjunction with the Company's other interior trim offerings.


     While the Company expects the Reorganization to be substantially complete by the end of fiscal 1999, certain elements of the plan are expected to take up to 24 months to fully implement. The one-time pre-tax costs associated with the Reorganization are estimated to be between $14 million and $18 million, including a restructuring charge estimated to be between $8 million and $9 million, which the Company will recognize in the first quarter of fiscal 1999. The Company estimates that approximately 500 employees will be affected by the Reorganization, some of whom will be offered other positions within the Company.

     During 1998, the Company, having divested the remainder of its significant non-automotive operations, completed several strategic corporate development projects, primarily to increase the Company's presence outside the United States, all as discussed below.

     On August 26, 1998, the Company acquired from a third party the remaining 50% interest in Industrias Enjema, S.A. de C.V. ("Enjema"), 50% of which was already owned by JPS Automotive L.P. ("JPS Automotive"), a wholly-owned subsidiary of the Company. The total purchase price for the acquisition was approximately $1.0 million. Enjema, a carpet systems manufacturer located in Mexico, is operated as part of the Company's North America Automotive Interior Systems division. In September 1998, JPS Automotive distributed its 50% ownership interest in Enjema to the Company. The Company plans to merge Enjema into its subsidiary, Collins & Aikman de Mexico, S.A. de C.V., in fiscal 1999.

     On June 30, 1998, the Company acquired for approximately $4.7 million, Pepers Beheer B.V., an automotive accessory floormat manufacturer located in the Netherlands, which has been renamed Collins & Aikman Automotive Floormats Europe, B.V. ("C&A Floormats Europe"). Under the terms of the purchase agreement, the Company is required to make additional contingent payments to the sellers in amounts of up to approximately $3.6 million if C&A Floormats Europe meets certain operating goals in fiscal 1998 and fiscal 1999. The Company currently expects to pay into escrow approximately $0.5 million during 1999 for operating goals met in fiscal 1998. This amount will be paid to the sellers in 2000 provided the Company has no claims for indemnification against the sellers as of the date of release of the funds. C&A Floormats Europe is operated as part of the Company's Europe Automotive Interior Systems division. The Company anticipates that the acquisition will allow it to better serve its existing European customers, such as Volvo and Ford, as well as the existing customers of C&A Floormats Europe, including Volkswagen, Audi and Renault.

     On March 13, 1998, the Company completed the sale of its Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") to an affiliate of Blackstone Partners for a sales price of $71.9 million and an option for 6.7% of the common stock of the purchaser (which includes Wallcoverings and the former wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. The proceeds were used to repay long-term debt. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of an estimated income tax benefit, in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date.

     The Company entered into a joint venture agreement to manufacture plastic trim products in the United Kingdom with Kigass Automotive Group ("Kigass") in October 1997 in which the Company and Kigass each owned 50% of the joint venture. The Company acquired Kigass on February 2, 1998. The purchase price for the acquisition was approximately $25.2 million. Kigass has been renamed Collins & Aikman Plastics (UK) Limited ("C&A Plastics UK"). C&A Plastics UK manufactures automotive interior plastic trim products in the United Kingdom and is operated as part of the Company's Europe Automotive Interior Systems division. Under the terms of the purchase agreement, the Company assumed effective control of C&A Plastics UK on January 1, 1998. C&A Plastics UK's customers include Nissan, Opel and Rover.

     In 1996, the Company acquired Collins & Aikman Plastics, Inc., formerly known as Manchester Plastics ("C&A Plastics"), JPS Automotive L.P. ("JPS Automotive") and the automotive supply operations (primarily acoustical products) of Perstorp A.B. ("Perstorp") in North America, the United Kingdom and Spain. The Company also entered into a joint venture including Perstorp's acoustics operations in Sweden, Belgium and France (the "Collins & Aikman/Perstorp Joint Venture) in December 1996. The Company and Perstorp each owned 50% of the joint venture. The Company also acquired certain of Perstorp's German operations (the "German Operations") in August 1997 and the remaining interest in the Collins & Aikman/Perstorp Joint Venture in December 1997. The Company entered into an automotive fabrics joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds") in December 1997. These acquisitions and joint venture, together with the acquisitions in 1998 discussed above, significantly increased the Company's content per build through growth in existing product lines and the addition of complementary product offerings.


General

     The Company is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems, with 1998 net sales of approximately $1.8 billion. The Company operates through three divisions: North America Automotive Interior Systems, Europe Automotive Interior Systems and Specialty Automotive Products. The Company's North America Automotive Interior Systems and Europe Automotive Interior Systems divisions compete in five principal product lines -- molded floor carpet, acoustical products, luggage compartment trim, accessory floormats, and plastic-based interior trim systems. The Company's Specialty Automotive Products division competes in automotive fabrics and convertible top systems.

     The Company's North America Automotive Interior Systems and Europe Automotive Interior Systems divisions sell principally to automotive original equipment manufacturers ("OEMs"). The Specialty Automotive Products division sells automotive fabrics to other automotive suppliers, including suppliers with which the Company competes in certain product lines. Convertible top systems, also marketed through the Specialty Automotive Products division, are sold directly to OEMs. The majority of customers for all three divisions are located in the North American and European markets.

     Approximately 20% of the Company's sales for 1998 were attributable to products utilized in vehicles built outside of North America, compared to approximately 10% in 1997. The change in sales mix is attributable to the Company's acquisitions in the United Kingdom, Germany, Sweden, France, Belgium and the Netherlands. The Company's North American content per build was approximately $89 in 1998 and 1997 and $68 in 1996. The Company's content per build in Europe increased to approximately $17 in 1998, compared to approximately $8 in 1997. This increase is primarily due to higher European sales resulting from the Company's 1997 and 1998 acquisitions.

     The Company is dependent on certain significant customers. In 1998, 1997 and 1996, direct and indirect sales to each of General Motors Corporation, Ford Motor Company and DaimlerChrysler A.G. accounted for 10% or more of the Company's net sales.

     Automotive industry demand historically has been influenced by both cyclical factors and long-term trends in the driving age population and disposable income.

     Annual new car and light truck sales historically have been cyclical. In the most recent cycle, North American light vehicle sales declined from an average of 15.4 million units per year in 1986-1988 to a low of 12.3 million units in 1991. For the last five years, North American light vehicle sales have averaged 15.2 million units. For the last five years, European light vehicle sales averaged 15.7 million units, from a low of 14.1 million in 1994 to a high of 17.8 million in 1998.

     Although the Company's operations are not subject to significant seasonal influences, the Company has historically experienced sales declines during the OEMs' scheduled summer shut-downs usually occurring in the third quarter of the year.

Products

     The Company's North America Automotive Interior Systems and Europe Automotive Interior Systems divisions include the following product groups: molded floor carpet, acoustical products, luggage compartment trim, accessory floormats and plastic-based interior trim systems. The Specialty Automotive Products division includes automotive fabrics and convertible top systems. The Company also produces certain other automotive and non-automotive products. The Company's automotive products are used primarily in automobiles and light trucks.

     Molded Floor Carpet. Molded floor carpets include polyethylene, barrier-backed and molded urethane underlay carpet. In 1998, 1997 and 1996, the Company's net sales of molded floor carpets were $417.0 million, $384.7 million and $234.7 million, respectively.

     Acoustical Products. The Company entered the acoustical product market with its December 1996 acquisition of Perstorp's North American, United Kingdom and Spanish automotive supply operations and a joint venture interest in Perstorp's operations in Sweden, Belgium and France. The Company acquired certain of Perstorp's German automotive supply operations in August 1997 and acquired full ownership of the operations in Sweden, Belgium and France in December 1997. Products include interior dash insulators, damping materials and engine compartment NVH (noise, vibration and harshness) systems. Acoustical products can be combined with molded floor carpets to provide complete interior floor systems. In 1998 and 1997, the Company's net sales of acoustical products were $225.1 million and $167.8 million, respectively.

     Luggage Compartment Trim. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products. In 1998, 1997 and 1996, the Company's net sales of luggage compartment trim were $95.9 million, $101.0 million and $56.8 million, respectively.

     Accessory Floormats. Accessory automotive floormats include rubber-backed, carpeted floormats typically installed to preserve the quality of original floor carpets. In 1998, 1997 and 1996, the Company's net sales of accessory floormats were $157.2 million, $139.3 million and $114.5 million, respectively. The Company did not have floormat operations in Europe prior to its acquisition of C&A Floormats Europe in June 1998. The Company also produces residential and commercial floormats.

     Plastic-based Interior Trim Systems. The Company manufactures automotive door panels, headrests, floor console systems and instrument panel components. At the beginning of 1998, the Company acquired C&A Plastics UK, which increased the Company's capacity to provide plastic-based trim and systems in Europe. The Company's net sales of plastic-based interior trim systems in 1998, 1997 and 1996 were $417.5 million, $294.6 million and $176.4 million, respectively.

     Automotive Fabrics. The Company's automotive fabrics operations produce a wide variety of automotive seat fabric ("bodycloth"), including flat-wovens, velvets and knits, and headliner fabric. The Company also laminates foam to bodycloth. In 1998, 1997 and 1996, the Company had net sales of automotive fabrics of $267.2 million, $319.0 million and $246.1 million, respectively. The Company also manufactures certain other products, including velvet furniture fabrics, casket liners and woven fabrics for various commercial and industrial markets.

     Convertible Top Systems. The Company designs and manufactures convertible top systems through for vehicles built in North America and Europe. In October 1993, the Company began shipping its "Top-in-a-Box" system, in which it designs and manufactures all aspects of a convertible top, including the framework, trim set, backlight and power actuating system. The Company's net sales of convertible top systems in 1998, 1997 and 1996 were $104.3 million, $88.8 million and $105.1 million, respectively.

     For further discussion on the Company's operating segments, including each segment's revenues from external customers, operating income and total assets, see Note 21 to the Consolidated Financial Statements.


Competition

     The automotive supply business is highly competitive. The Company has competitors in respect of each of its automotive products, some of which have substantially greater financial and other resources than the Company. The Company's competitors in molded plastic components include subsidiaries of certain U.S. automotive and light vehicle manufacturers.

     The Company principally competes for new business at the design stage of new models and upon the redesign of existing models. The Company is vulnerable to a decrease in demand associated with vehicle build in North America and Europe, a failure to obtain purchase orders for new or redesigned models, pricing pressure from the major automotive companies and a shift in consumer taste away from products that the Company manufactures.

Working Capital

     The Company's working capital consists of investments in accounts receivable and inventory and balances of accounts payable which are typical for automotive suppliers. Accounts receivable are primarily concentrated with large companies such as General Motors, Ford, DaimlerChrysler and Toyota, whom have historically paid within terms. Inventories are typically built for specific customer purchase orders and delivered on a just-in-time ("JIT") basis. The Company maintains normal terms and conditions with its vendors.


Facilities

     At December 26, 1998, the Company had 65 manufacturing, warehouse and other facilities located in the U.S., Canada, Mexico, the United Kingdom, Spain, Austria, Germany, Sweden, Belgium, France, the Netherlands and Japan aggregating approximately 10.4 million square feet. Approximately 84% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide JIT inventory delivery to the Company's customers. Capacity at any plant depends, among other things, on the product being produced, the processes and equipment used and tooling. This varies periodically, depending on demand and shifts in production between plants. The Company currently estimates that its plants generally operate at between 50% and 100% of capacity. Due to increasing demand for accessory floormats and resulting capacity issues in 1997, additional capacity was added to the Company's Tennessee plant during 1998 which alleviated the situation. The Company's capacity utilization is generally in line with its past experience in similar economic situations, and the Company believes that its facilities are sufficient to meet existing needs.


Foreign and Domestic Operations and Export Sales

     The Company's revenues, operating profit and identifiable assets for the last three fiscal years attributable to the Company's geographic areas and export sales from the United States to foreign countries are disclosed in Note 21 to the Consolidated Financial Statements.


Raw Materials

     Raw materials and other supplies used in the Company's continuing operations are normally available from a variety of competing suppliers. With respect to most materials, the loss of a single or even a few suppliers would not have a material adverse effect on the Company. For a discussion of raw material price trends, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources".


Environmental Matters

     See "ITEM 3. LEGAL PROCEEDINGS -- Environmental Matters" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Environmental Matters".


Employees

     As of December 26, 1998, the Company's continuing operations employed approximately 15,900 persons on a full-time or full-time equivalent basis. Approximately 5,400 of such employees are represented by labor unions. Approximately 2,200 employees are represented by collective bargaining agreements that expire during 1999. Management believes that the Company's relations with its employees and with the unions that represent certain of them are generally good. The Reorganization is expected to affect approximately 500 employees, some of whom will be offered other positions within the Company.


Year 2000 Issues

     For a discussion of the impact of Year 2000 compliance issues, see "ITEM
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Impact of Year 2000 Compliance."


Item 2. Properties

     For information concerning the principal physical properties of the Company and its operating divisions, see "ITEM 1. BUSINESS".


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

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 26, 1998, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 24 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 26, 1998, the Company's estimate of its liability for the 32 sites is approximately $24.6 million. As of December 26, 1998, the Company has established reserves of approximately $41.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "CKC" since July 7, 1994. At March 24, 1999, there were 133 holders of record. The following table lists the high and low sales prices for the Common Stock for the full quarterly periods during the two most recent fiscal years.



                               Fiscal 1998          Fiscal 1997
                           ------------------- ----------------------
                              High      Low        High        Low
                           --------- --------- ----------- ----------
  First Quarter .......... 9 11/16   7 11/16     10 1/2          6
  Second Quarter ......... 9 1/2     6 13/16     12 1/8      8 5/8
  Third Quarter .......... 7 1/2     6 3/16    11 11/16         10
  Fourth Quarter ......... 7 7/16    4 15/16    11 3/16    7 15/16

     On March 1, 1999, the Company paid a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of Common Stock held by stockholders of record at the close of business on February 22, 1999. No other dividend or similar distribution with respect to the Common Stock has been paid by the Company since its incorporation in 1988. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors. Certain restrictive covenants contained in the agreements governing the Company's credit facilities and subordinated notes limit the Company's ability to make dividend and other payments. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources" and Note 11 to the Consolidated Financial Statements.

                        Item 6. Selected Financial Data



                                                                              Fiscal Year Ended
                                                   -----------------------------------------------------------------------
                                                    December 26,   December 27,   December 28,   January 27,   January 28,
                                                        1998           1997         1996 (1)         1996         1995
                                                   -------------- -------------- -------------- ------------- ------------
                                                                    (in thousands, except per share data)
Statement of Operations Data:
Net sales ........................................   $1,825,469     $1,629,332    $ 1,053,821    $  902,017    $  906,997
Gross margin .....................................      248,225        233,160        188,475       161,925       172,487
Selling, general and administrative expenses .....      142,724        119,381         82,699        65,996        68,304
Goodwill amortization ............................        7,023          6,669          3,872           270            --
Impairment of long-lived assets (2) ..............           --         22,600             --            --            --
Operating income .................................       98,478         84,510        101,904        95,659       104,183
Interest expense, net (3) ........................       82,004         77,581         39,850        22,150        44,440
Loss on sale of receivables (4) ..................        6,066          4,700          4,533         6,246         6,124
Income from continuing operations before
 income taxes ....................................        5,193          2,907         57,408        67,263        51,361
Income tax expense (benefit) .....................        5,284         12,998         24,442      (139,959)       10,031
Income (loss) from continuing operations .........          (91)       (10,091)        32,966       207,222        41,330
Income (loss) from discontinued operations,
 including disposals, net of income taxes ........           --        166,047         14,468          (781)       34,416
Income (loss) before extraordinary items .........          (91)       155,956         47,434       206,441        75,746
Net income (loss) ................................       (3,815)       155,235         40,824       206,441       (30,782)
Income (loss) from continuing operations:
 Per basic share .................................           --          (0.15)           0.48          2.96        (1.06)
 Per diluted share ...............................           --          (0.15)           0.47          2.91        (1.06)
Balance Sheet Data (at period end):
Total assets .....................................   $1,382,211     $1,302,392    $ 1,530,289    $  991,361    $  578,900
Long-term debt, including current portion ........      866,049        772,934      1,175,594       759,966       557,039
Common stockholders' deficit .....................      (79,771)       (66,850)      (194,578)     (227,852)     (412,622)
Other Data (from Continuing Operations):
Capital expenditures .............................   $   95,847     $   56,521    $    35,000    $   53,156    $   56,193
Depreciation and leasehold amortization ..........       52,608         42,712         24,457        24,146        24,648
EBITDA (5) .......................................      167,547        165,950        134,299       124,086       128,831

---------
(1) 1996 was a 48-week year.

(2) In 1997, C&A Plastics wrote down fixed assets by $5.1 million and reduced goodwill by $17.5 million to reflect impairments in the carrying values of certain assets and goodwill associated with two of its manufacturing facilities. See Notes to Consolidated Financial Statements.

(3) Excludes amounts allocated to discontinued operations totaling $12.5 million, $26.7 million, $26.5 million and $31.2 million in 1997, 1996, 1995 and 1994, respectively. No amounts were allocated to discontinued operations in 1998.

(4) Excludes amounts allocated to discontinued operations totaling $0.6 million, $2.2 million, $2.4 million and $1.5 million in 1997, 1996, 1995 and 1994, respectively. No amounts were allocated to discontinued operations in 1998.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

     Dividend

     On March 1, 1999, the Company paid a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of Common Stock held by stockholders of record as of the close of business on February 22, 1999. The dividend reduced the amount authorized by the Company's Board of Directors for the Company's 1999 share repurchase program from $25 million to approximately $19 million.


     Reorganization

     On February 10, 1999, the Company announced the Reorganization, a comprehensive plan to reorganize the Company's global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions:
North America Automotive Interior Systems, to be headquartered in the Detroit metro area, and Europe Automotive Interior Systems, to be headquartered in Germany. The Reorganization is designed to enable the Company to more effectively respond to the automotive manufacturers' demand for interior trim systems and more sophisticated components. In addition, automotive manufacturers are reducing the number of suppliers and awarding business to suppliers with comprehensive design and engineering capabilities. The Reorganization will allow the Company to increase customer service on a global basis and maintain local expertise to provide specialized sales, marketing, development, design, engineering and program management services capable of delivering interior systems and individual components.

     As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. These products are not typically sold in conjunction with the Company's other interior trim offerings.

     While the Company expects the Reorganization to be substantially complete by the end of fiscal 1999, certain elements of the plan are expected to take up to 24 months to fully implement. The one-time pre-tax costs associated with the Reorganization are estimated to be between $14 million and $18 million, including a restructuring charge estimated to be between $8 million and $9 million, which the Company will recognize in the first quarter of fiscal 1999. The Company estimates that approximately 500 employees will be affected by the Reorganization, some of whom will be offered other positions within the Company.


     Acquisitions

     On February 2, 1998, the Company acquired the remaining interest in C&A Plastics UK, with operations in the United Kingdom. The purchase price for the acquisition was approximately $25.2 million. Under the terms of the purchase agreement, the Company assumed effective control of C&A Plastics UK on January 1, 1998. C&A Plastics UK is operated as part of the Company's Europe Automotive Interior Systems division.

     On June 30, 1998, the Company acquired C&A Floormats Europe, an automotive accessory floormat manufacturer located in the Netherlands for approximately $4.7 million. C&A Floormats Europe is operated as part of the Company's Europe Automotive Interior Systems division.

     On August 26, 1998, the Company acquired the remaining interest in Enjema, 50% of which was already owned by JPS Automotive. The total purchase price for the acquisition was approximately $1.0 million. Enjema, a carpet systems manufacturer located in Mexico, is operated as part of the Company's North America Automotive Interior Systems division. In September 1998, JPS Automotive distributed its 50% ownership interest in Enjema to the Company. The Company plans to merge Enjema into its subsidiary, Collins & Aikman de Mexico, S.A. de C.V., in fiscal 1999.


     Discontinued Operations

     On March 13, 1998, the Company completed its sale of Wallcoverings to an affiliate of Blackstone Partners for a sales price of $71.9 million and an option for 6.7% of the common stock of the purchaser (which includes Wallcoverings and the former wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. The proceeds were used to repay long-term debt. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of an estimated income tax benefit, in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date.

General

     The Company is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems. The Company's net sales in fiscal 1998 were $1,825.5 million compared to $1,629.3 million in fiscal 1997. During 1996, the Company changed its fiscal year end to the last Saturday in December. Fiscal 1996 was a 48-week period which ended on December 28, 1996. All prior years refer to the fiscal year of the Company which ended on the last Saturday of January of the following year. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

     The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and European vehicle production. Management believes the long-term trends in the design and manufacture of automotive products include increased use of plastic components, increased sourcing of interior systems and increased reliance of automotive manufacturers on fewer suppliers, utilizing primarily those suppliers who can provide comprehensive engineering and design capabilities. The Company anticipates the reduction in the supply chain could result in integration whereby the complete interior of an automobile is co-designed and developed by suppliers who will also manufacture, deliver and potentially install interior systems. As a result of these trends, the Company has undertaken the Reorganization, a comprehensive plan designed to allow the Company to better serve its customers through the creation of two divisions, North America Automotive Interior Systems and Europe Automotive Interior Systems, to produce interior systems products, including molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior trim systems. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which manufactures products that are not typically sold in conjunction with other interior trim offerings.


Results of Operations

1998 Compared to 1997

The Divisions

     The Company operates three divisions, with seven primary product lines. Certain prior year product line sales data have been reclassified to conform with reporting of the Company's three divisions created in the Reorganization. For additional information regarding the Company's divisions, see Note 21 to the Consolidated Financial Statements.


North America Automotive Interior Systems

Net Sales: Net sales for the North America Automotive Interior Systems division increased 1.1% to $1,065.5 million in 1998, up $11.9 million from 1997. This increase is due in part to the acquisition of Enjema, which generated sales of $8.3 million. A strike at General Motors during the second and third quarters of 1998 negatively impacted sales by $37.1 million. Strikes at DaimlerChrysler and General Motors in the second quarter of 1997 negatively impacted sales by $10.7 million. Sales for the division's product lines are discussed below:

     Molded Floor Carpet: Molded floor carpet sales for the division increased 6.8% to $376.2 million in 1998, up $24.1 million from 1997. The sales increase was due to higher sales to the Dodge Durango, General Motors Alero/Grand Am and Toyota Sienna. Sales also increased due to the acquisition of Enjema, which generated molded floor carpet sales of $6.3 million in 1998. These increases were offset by decreased sales to General Motors as a result of the strike.

     Acoustical Products: Acoustical products sales for the division increased 7.6% to $105.0 million in 1998, up $7.4 million from 1997. The increase is due to increased sales to Ford for the F-350 truck and to Mercedes for the M-Class sport utility vehicle. These increases were offset by decreased sales to the Ford Contour/Mystique and Explorer.

     Luggage Compartment Trim: Luggage compartment trim sales for the division decreased 26.9% to $72.0 million in 1998, down $26.4 million from 1997. Sales increased $2.0 million due to the Enjema acquisition and increased sales to the Dodge Durango and Chysler LH. These increases were offset by decreased sales to the discontinued Ford Thunderbird, Honda Accord and Nissan Sentra.

     Accessory Floormats: Accessory floormats sales for the division increased 5.8% to $147.4 million, up $8.1 million from 1997. The sales increase is due to increased sales to the General Motors C/K Truck series, including the Suburban and Tahoe, the Ford Explorer, Honda Accord and Toyota Sienna, offset by decreased sales to the General Motors Park Avenue, Chrysler Ram truck, Nissan Maxima and Toyota Corolla. The General Motors strike also negatively impacted sales of accessory floormats in 1998.

     Plastic-based Interior Trim Systems: Plastic-based interior trim systems sales for the division increased 1.6% to $299.0 million in 1998, up $4.7 million from 1997. The increase in sales was driven by increased sales of instrument panels to the Cadillac S5S, door trim panels to the General Motors Alero and C/K Truck series, and climate control systems to the Chrysler L.H. These increases were offset by decreased sales to several General Motors models due to the strike.

     Other: The North America Automotive Interior Systems division had sales of other automotive and non-automotive products of $65.9 million and $71.5 million in 1998 and 1997, respectively.

Operating Income: Operating income for the division increased 86.0% to $74.5 million in 1998, up from $40.1 million in 1997. During the third quarter of 1997, the division incurred charges of approximately $57.9 million principally related to C&A Plastics. These charges, which primarily related to manufacturing inefficiencies experienced by C&A Plastics in connection with product launches and record volume for its products, included asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. Of the $57.9 million in charges, $34.0 million is included in cost of goods sold, $22.6 million is included in impairment of long-lived assets and $1.3 million is included in selling costs. In 1998, the division's operating income was negatively impacted by the General Motors strike. The division experienced sales volume losses to General Motors during the strike and also incurred a number of cost increases as the division resumed production following the strike. Many of General Motors' post-strike plant start-ups were erratic, causing the division certain manufacturing inefficiencies and cost overruns, especially at C&A Plastics. The division also experienced delays in achieving planned cost reductions due to these strike-related factors. Manufacturing inefficiencies associated with the closure of the division's Salisbury, North Carolina, carpet manufacturing operations, which were relocated to the division's Parker plant in Greenville, South Carolina and relocation of certain manufacturing operations from the Parker plant to the division's Albemarle, North Carolina plant, also contributed to the decrease. The division's floormat operations also incurred a $2.0 million unfavorable inventory adjustment. In addition, the division incurred increased expenditures at C&A Plastics in 1998 in connection with improvement programs and increased costs relating to systems upgrades and Year 2000 compliance efforts. As a percentage of sales, operating margin for the division increased to 7.0% in 1998 from 3.8% in 1997.


Europe Automotive Interior Systems

Net Sales: Net sales for the Europe Automotive Interior Systems division increased 180.6% to $338.0 million in 1998, up $217.6 million from 1997. The increase is primarily due to the acquisitions of the German Operations, the remaining interest in the Collins & Aikman/Perstorp Joint Venture, C&A Plastics UK and C&A Floormats Europe. These entities generated combined incremental sales of $213.1 million in 1998. Sales for the division's product lines are discussed below:

     Molded Floor Carpet: Molded floor carpet sales for the division increased 25.0% to $40.8 million in 1998, up $8.1 million from 1997. Sales increased to Rover, Ford and Toyota in the United Kingdom, offset by decreased sales to Chrysler in Austria.

     Acoustical Products: Acoustical products sales for the division increased 71.2% to $120.1 million in 1998, up $49.9 million from 1997. This increase is due to the August 1997 acquisition of the German Operations and the acquisition of the remaining interest in the Collins & Aikman/Perstorp Joint Venture in December 1997.

     Luggage Compartment Trim: Luggage compartment trim sales for the division increased to $23.9 million, up from $2.6 million in 1997. The increase is primarily due to the acquisition of the remaining interest in the Collins & Aikman/ Perstorp Joint Venture in December 1997.

     Accessory Floormats: C&A Floormats Europe, acquired by the Company in June 1998, generated accessory floormat sales of $9.8 million in 1998. The Company did not have accessory floormats operations in Europe prior to the acquisition of C&A Floormats Europe.

     Plastic-based Interior Trim Systems: The Company's acquisitions of Perstorp's remaining interest in the operations constituting the former Collins & Aikman/Perstorp Joint Venture in December 1997 and C&A Plastics UK in January 1998 generated sales of plastic-based interior trim systems of $118.5 million in 1998. The Company's operations in Spain generated sales of plastic-based interior systems of $0.2 million in 1998, compared to $0.3 million in 1997.

     Other: The Europe Automotive Interior Systems division had sales of other automotive and non-automotive products of $24.9 million and $15.1 million in 1998 and 1997, respectively.

Operating Income: Operating income for the division increased 107.6% to $9.2 million in 1998, up $4.8 million from 1997. The increase is primarily due to the acquisitions of the German Operations, the remaining interest in the Collins & Aikman/

Perstorp Joint Venture, C&A Plastics UK and C&A Floormats Europe. These entities generated combined incremental operating income of $4.1 million in 1998. As a percentage of sales, operating margin decreased to 2.7% in 1998 from 3.6% in 1997, primarily due to costs associated with systems upgrades and Year 2000 compliance efforts incurred in 1998.


Specialty Automotive Products:

Net Sales: Net sales for the Specialty Automotive Products division decreased 7.3% to $422.0 million in 1998, down $33.4 million from 1997. The sales decrease was primarily due to lower automotive fabric sales as discussed below. In addition, the General Motors strike in the second and third quarters in 1998 negatively impacted the division's sales by $7.0 million. The strikes at DaimlerChrysler and General Motors during the second and third quarters of 1997 negatively impacted sales by $6.7 million. Sales for the division's product lines are discussed below:

     Automotive Fabrics: Automotive fabrics sales decreased 16.2% to $267.2 million in 1998, down $51.8 million from 1997. Sales were adversely impacted by an increased demand for leather seating applications, which management expects to continue for the forseeable future, program run-outs, an unfavorable mix on several models and a decrease in build on several key vehicles. Sales increases to Chrysler for the Caravan/Voyager, General Motors for the Supreme/Intrigue and Ford Windstar were offset by decreased sales to several General Motors models, including the Grand Am and C/K Truck series.

     Convertible Top Systems: Convertible top systems sales increased 17.5% to $104.3 million in 1998, up $15.5 million from 1997. The sales increase was driven by higher sales to the Ford Mustang, General Motors Corvette and the Chrysler Sebring.

     Other: The Specialty Automotive Products division had sales of other automotive and non-automotive products of $50.4 million and $47.5 million in 1998 and 1997, respectively.

Operating Income: Operating income for the division decreased 62.7% to $14.2 million in 1998, down $23.9 million from 1997. The Company's automotive fabrics operations experienced unfavorable manufacturing variances resulting from lower volume, program run-outs and an unfavorable product mix and also incurred charges related to idle equipment. In addition, the division incurred costs associated with systems upgrades and Year 2000 compliance efforts. As a percentage of sales, operating margin decreased to 3.4% in 1998 from 8.4% in 1997.


The Company as a Whole

Net Sales: The Company's net sales increased 12.0% to $1,825.5 million in 1998, up $196.1 million from 1997, resulting primarily from the factors discussed above.

Gross Margin: Gross margin for the Company was 13.6% in 1998, down from 14.3% in 1997. During the third quarter of 1997, the Company incurred charges of approximately $57.9 million principally related to C&A Plastics. These charges, which primarily related to manufacturing inefficiencies experienced by C&A Plastics in connection with product launches and record volume for its products, included asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. Of the $57.9 million in charges, $34.0 million is included in cost of goods sold, $22.6 million is discussed below as impairment of long-lived assets and $1.3 million was included in selling costs. Adjusted for certain of the charges taken by C&A Plastics, gross margin was 15.2% in 1997. The decrease in gross margin is due in part to the 1998 General Motors strike. The Company experienced sales volume losses to General Motors during the strike and also incurred a number of cost increases as the Company resumed production following the strike. Many of General Motors' post-strike plant start-ups were erratic, causing the Company certain manufacturing inefficiencies and cost overruns, especially at C&A Plastics. The Company also experienced delays in achieving planned cost reductions due to these strike-related factors. In addition, manufacturing inefficiencies associated with the closure of the Company's Salisbury, North Carolina carpet manufacturing operations, which were relocated to the Company's Parker plant in Greenville, South Carolina, and relocation of certain manufacturing operations from the Parker plant to the Company's Albemarle, North Carolina plant also contributed to the decrease. The Company's automotive fabrics operations experienced unfavorable manufacturing variances resulting from lower volume, program run-outs and an unfavorable product mix and also incurred charges related to idle equipment.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 18.8% in 1998 to $149.7 million, up from $126.1 million in 1997. The increase is primarily attributable to the Company's recent acquisitions of C&A Plastics UK, the German Operations, Perstorp's remaining interest in the operations constituting the former Collins & Aikman/Perstorp Joint Venture, C&A Floormats Europe and Enjema. These operations had combined incremental selling, general and administrative expenses of $20.6 million. The remaining increase is due to costs associated with systems upgrades, Year 2000 compliance efforts and increased expenditures at C&A Plastics in connection with improvement programs. As a percentage of sales, selling, general and administrative expenses increased to 8.2% in 1998 from 7.7% in 1997. The increase as a percentage of sales is primarily due to lower sales volumes in automotive fabrics.

Impairment of Long Lived Assets: As previously discussed, during the third quarter of 1997, C&A Plastics wrote down fixed assets by $5.1 million to net realizable value and reduced its goodwill by $17.5 million, as a result of an evaluation of the recoverability of the long lived assets of C&A Plastics that was conducted in connection with the determination of the charges discussed above.

Interest Expense: Interest expense allocated to continuing operations, net of interest income of $3.7 million and $5.7 million in 1998 and 1997, respectively, increased $4.4 million to $82.0 million in 1998 from $77.6 million in 1997. The increase is due to a higher outstanding debt balance in 1998. Total net interest expense, including amounts allocated to discontinued operations, was $90.1 million in 1997. No amounts were allocated to discontinued operations in 1998.

Loss on the Sale of Receivables: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $6.1 million was recognized in 1998, compared to a loss of $4.7 million in 1997. The increase in the loss on the sale of receivables is due to an increase in sales. In addition, C&A Plastics was added as a seller under the Receivables Facility (as hereinafter defined) during June 1997. Total loss on the sale of receivables, including amounts allocated to discontinued operations, was $5.3 million in 1997.

Other (Income) Expense: The Company recognized foreign currency transaction losses of $4.8 million in 1998, compared to $1.9 million in 1997. These losses incurred in 1998 was primarily due to the strengthening of the U.S. dollar against the Canadian dollar. Other expense in 1998 also includes the loss from the Company's joint venture with Courtaulds of $0.1 million. Other income in 1997 also includes income from the Collins & Aikman/Perstorp Joint Venture of $0.9 million and a $1.7 million gain on the sale of the Borg Textiles division in the third quarter of 1997.

Income Taxes: The Company recognized a provision for income taxes of $5.3 million in 1998, compared to $13.0 million in 1997. The Company's effective tax rate in 1998 was 102%, compared to 447% in 1997. The decrease in the Company's tax expense and effective rate is due primarily to lower non-deductible goodwill in 1998 compared to 1997, which included the $17.5 million of goodwill written off by C&A Plastics.

Discontinued Operations: No income from discontinued operations has been reflected in 1998, as the operations of Wallcoverings prior to its sale were charged to the Company's discontinued operations reserves. The Company's income from discontinued operations of $4.3 million in 1997 includes the operations of the Company's Mastercraft Group and Floorcoverings subsidiary ("Floorcoverings") and JPS Automotive's Air Restraint and Technical Products Division ("Airbag"). Losses incurred by Wallcoverings from April 29, 1996 to the date of sale have been charged to the Company's existing discontinued operations reserves.

As previously discussed, Wallcoverings was sold on March 13, 1998. The Company recorded a loss of $21.1 million, net of income tax benefits, in September 1997, to adjust the recorded value of Wallcoverings to the expected proceeds. Accordingly, no gain or loss resulted from the sale of Wallcoverings.

The sale of Floorcoverings for approximately $195.6 million was completed in February 1997 and resulted in a gain of $85.3 million, net of income taxes of $53.4 million. The sale of the Mastercraft Group was completed in July 1997 for approximately $309.5 million, resulting in a gain on the sale of discontinued operations of $97.5 million, net of income taxes of $65.0 million. The Company sold Airbag for approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value and book value of Airbag.

Extraordinary Loss: In 1998, the Company recognized an extraordinary loss consisting of a non-cash extraordinary charge of $3.6 million, net of income taxes of $2.4 million, relating to the refinancing of the Company's bank facilities and a charge of $0.1 million, net of income taxes of $90 thousand, recognized in connection with the repurchase of $2.6 million principal amount of JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") on the market at prices in excess of carrying values. In 1997, the Company recognized a loss of $0.7 million, net of income taxes of $0.4 million, in connection with the purchase by JPS Automotive of $19.4 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of carrying values.

Net Income (Loss): The combined effect of the foregoing resulted in a net loss of $3.8 million, compared to net income of $155.2 million in 1997.

1997 Compared to 1996

     As a result of the Company's decision to change its year-end, fiscal 1996 was a 48-week period as compared to fiscal 1997 which was a 52-week period. Therefore, sales in all product lines and the associated costs and expenses were impacted by reporting a shorter period in 1996. Additional significant increases in sales and associated costs and expenses resulted from the Company's 1996 acquisitions. Certain prior years' product line sales data has been reclassified to conform with reporting of the Company's three divisions created in the Reorganization. A discussion of the results of operations for the Company follows:


The Divisions

North America Automotive Interior Systems

Net Sales: Net sales for the North America Automotive Interior Systems division increased 65.7% to $1,053.5 million in 1997, up $417.9 million from 1996. This increase is primarily due to the December 1996 acquisitions of JPS Automotive and Perstorp's automotive supply operations in North America, which together generated revenues of $215.1 million. Sales for the division's product lines are discussed below:

     Molded Carpet: Molded carpet sales for the division increased 61.2% to $352.1 million in 1997, up $133.7 million from 1996 sales, primarily as a result of the JPS Automotive acquisition. Sales were also positively impacted by increased sales to the Dodge Dakota and Durango and Toyota T100. These increases were partially offset by decreased sales to the Buick Century/Oldsmobile Ciera, Chrysler Minivan and Ford Mustang.

     Acoustical Products: The division's acoustical products operations, which were acquired in December 1996 from Perstorp, contributed $97.6 million in net sales during 1997, compared to $2.9 million in 1996.

     Luggage Compartment Trim: Luggage compartment trim sales for the division increased 79.5% to $98.4 million, up $43.6 million from 1996 primarily due to the acquisition of JPS Automotive. Overall, average sales prices increased due to the acquisition of JPS Automotive. Sales increases also resulted from higher Toyota Camry volumes and the full year impact of the Buick Park Avenue and Subaru Legacy Wagon, both of which started production in mid-1996. Sales also increased to the Dodge Dakota and Durango.

     Accessory Floormats: Accessory floormat sales for the division increased 21.6% to $139.3 million in 1997, up $24.8 million over 1996. The overall increase is attributable to increased sales to General Motors' minivans, the Oldsmobile Cutlass, Buick Regal, Pontiac Grand Prix, Toyota Camry, Nissan Maxima and Sentra and new export programs, offset by decreased sales to the Honda Accord and Civic and Mitsubishi Galant.

     Plastic-based Interior Trim Systems: Plastic-based interior trim systems sales for the division increased 66.9% to $294.3 million, up $117.9 million from 1996. This increase in sales relates primarily to the launch during the latter part of 1996 of new programs for which C&A Plastics is the supplier as well as the negative impact of a General Motors strike on C&A Plastics' sales for the first quarter of 1996. New programs increasing 1997 sales included the Cadillac Concours/ Deville, Buick Century and Regal, Chevrolet Malibu and the Ford Econoline. These increases were partially offset by decreases to the Chevrolet Corsica/Beretta.

     Other: The North America Automotive Interior Systems division had sales of other automotive and non-automotive products of $71.6 million and $68.7 million in 1997 and 1996, respectively.

Operating Income: Operating income for the division decreased 34.3% to $40.1 million in 1997, down $20.9 million from 1996. During the third quarter of 1997, the division incurred charges of approximately $57.9 million principally related to C&A Plastics. These charges, which primarily related to manufacturing inefficiencies experienced by C&A Plastics in connection with product launches and record volume for its products, included asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. Of the $57.9 million in charges, $34.0 million is included in cost of goods sold, $22.6 million is included in impairment of long-lived assets and $1.3 million is included in selling costs. As a percentage of sales, operating margin decreased to 3.8% in 1997 from 9.6% in 1996.


Europe Automotive Interior Systems

Net Sales: Net sales for the Europe Automotive Interior Systems division increased 308.5% to $120.5 million in 1997, up $91.0 million from 1996. This increase is primarily due to the acquisition of Perstorp's automotive supply operations in the

United Kingdom and Spain and the German Operations, which generated combined revenues of $90.9 million in 1997. Sales for the division's product lines are discussed below:

     Molded Floor Carpet: Molded floor carpet sales for the division increased 100.5% to $32.6 million in 1997, up $16.3 million from 1996. The increase is due to the acquisition of Perstorp's automotive supply operations in the United Kingdom and Spain in December 1996.

     Acoustical Products: Acoustical product sales were $70.2 million in 1997, compared to $2.1 million in 1996. The Company acquired its acoustical products operations in the United Kingdom and Spain in December 1996 and the German Operations in August 1997.

     Luggage Compartment Trim: Luggage compartment trim sales at the Company's carpet operations in the United Kingdom increased 31.2% to $2.6 million in 1997, up $0.6 million from 1996. These operations were acquired in May 1996.

     Plastic-based Interior Trim Systems: The Company's operations in Spain generated $0.3 million of sales of plastic-based interior trim systems in 1997.


     Other: The Europe Automotive Interior Systems division had sales of other automotive and non-automotive products of $15.1 million and $9.1 million in 1997 and 1996, respectively.

Operating Income: Operating income for the division increased to $4.5 million in 1997, up from $1.1 million in 1996. The increase is primarily due to the acquisitions discussed above. As a percentage of sales, operating margin was 3.7% and 3.6% in 1997 and 1996, respectively.


Specialty Automotive Products

Net Sales: Net sales for the Specialty Automotive Products division increased 17.1% to $455.3 million in 1997, up $66.6 million in 1996. This increase is primarily due to the December 1997 acquisition of JPS Automotive, which generated sales of $87.4 million in 1997. Sales for the division's product lines are discussed below:

     Automotive Fabrics: Automotive fabrics sales increased 29.6% to $319.0 million in 1997, up $72.9 million from 1996. An increase in sales resulting from the acquisition of JPS Automotive was offset by reduced sales for the Chrysler LH and Minivans and the Ford Contour/Mercury Mystique and Ford Explorer.

     Convertible Top Systems: Convertible top systems sales decreased 15.5% to $88.8 million, down $16.3 million from 1996, principally due to decreased production of the Chrysler Sebring and the Ford Mustang convertibles.

     Other: The Specialty Automotive Products division also had sales of other automotive and non-automotive products of $47.5 million and $37.5 million in 1997 and 1996, respectively.

Operating Income: Operating income for the division decreased 3.7% to $38.1 million in 1997, down $1.5 million from 1996. This decrease is primarily due to the decrease in sales of high margin convertible top systems. As a percentage of sales, operating margin decreased to 8.4% in 1997, down from 10.2% in 1996.


The Company as a Whole

Net Sales: The Company's net sales increased 54.6% to $1,629.3 million in 1997, up $575.5 million from 1996, primarily due to the factors discussed above. In addition, sales to General Motors and Chrysler during 1997 were negatively impacted by United Auto Workers' strikes in the second quarter of 1997. The decrease in net sales attributable to these strikes is estimated at $17.4 million. Sales to General Motors during 1996 were negatively impacted by the United Auto Workers' strike in March 1996 and the Canadian Auto Workers' strike in October 1996. The decrease in net sales attributed to these strikes is estimated at $33.5 million.

Gross Margin: For 1997, gross margin was 14.3%, down from 17.9% in 1996. During the third quarter of 1997, the Company incurred charges of approximately $57.9 million principally related to C&A Plastics. These charges, which primarily related to manufacturing inefficiencies experienced by C&A Plastics in connection with product launches and record volume for its products, included asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. Of the $57.9 million of charges, $34.0 million is included in cost of goods sold, $22.6 million is discussed below as impairment of long lived assets and $1.3 million relates to selling costs. Adjusted for certain of the charges taken by C&A Plastics, gross margin was 15.2%. The decrease in gross margin is attributable primarily to lower margins in products sold by JPS Automotive and Perstorp's automotive supply operations in North America, the United Kingdom and Spain, the decrease in sales of higher margin convertible top systems and manufacturing inefficiencies and product launch costs at C&A Plastics and the Company's North American floormat operations.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 45.6% to $126.1 million, up $39.5 million from 1996. This increase is primarily due to the acquisitions of JPS Automotive and Perstorp's automotive supply operations in North America, the United Kingdom and Spain in December 1996. As a percentage of sales, selling, general and administrative expenses decreased to 7.7% in 1997 from 8.2% in 1996.

Impairment of Long Lived Assets: As previously discussed, during the third quarter of 1997, C&A Plastics wrote down fixed assets by $5.1 million to net realizable value and reduced its goodwill by $17.5 million, as a result of an evaluation of the recoverability of the long lived assets of C&A Plastics that was conducted in connection with the determination of the charges discussed above.

Interest Expense: Interest expense allocated to continuing operations, net of interest income of $5.7 million in 1997 and $4.0 million in 1996, increased $37.7 million to $77.6 million in 1997 from $39.9 million in 1996. The overall increase in interest expense was due to a higher amount of overall outstanding indebtedness, primarily related to the JPS Automotive acquisition and the acquisition of Perstorp's automotive supply operations in North America, the United Kingdom and Spain, as well as higher interest rates associated with the $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes") issued by C&A Products in June 1996. The Subordinated Notes are guaranteed by the Company. Total net interest expense, including amounts allocated to discontinued operations, was $90.1 million in 1997 and $66.6 million in 1996.

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

Other (Income) Expense: In 1997, the Company recognized a gain of $1.7 million related to the sale of the Borg Textiles Division of its principal Canadian subsidiary, and income of $0.9 million related to its investment in the Collins & Aikman/ Perstorp Joint Venture. These gains were offset by a $1.9 million loss on foreign currency transactions. The Company recognized a $0.1 million loss on foreign currency transactions in 1996. The loss in 1997 is primarily due to fluctuations in the Canadian dollar.

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

The sale of Floorcoverings for approximately $195.6 million was completed in February 1997 and resulted in a gain of $85.3 million net of income taxes of $53.4 million. The sale of the Mastercraft Group was completed in July 1997 for approximately $309.5 million, resulting in a gain on the sale of discontinued operations of $97.5 million, net of income taxes of $65.0 million. In connection with the agreement to sell Wallcoverings, the Company recorded a loss of $21.1 million, net of income tax benefits, during the third quarter of 1997 to adjust the recorded value to the expected proceeds.

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

Liquidity and Capital Resources

     The Company and its subsidiaries had cash and cash equivalents totaling $23.8 million and $24.0 million at December 26, 1998 and December 27, 1997, respectively. The Company had a total of $91.8 million of borrowing availability under its credit arrangements as of December 26, 1998. Availability as of December 26, 1998 under the revolving credit facility has been reduced by outstanding letters of credit of $22.1 million. The total was comprised of $84.0 million under the Company's revolving credit facility (including $2.6 million available to the Canadian Borrowers, as hereinafter defined), approximately $7.7 million under bank demand lines of credit in Canada and Austria, and $0.1 million available under the Receivables Facility.

     On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities include a provision for a Tranche C credit facility (the "Tranche C Facility") of up to $150 million in loan borrowings having amortization and interest rate terms to be agreed upon between the Company and the applicable lenders who may supply commitments at such time as the Tranche C Facility may be utilized. The Credit Agreement Facilities (including the Tranche C Facility, if utilized) replace and refinance the Company's previously outstanding bank credit facilities, including the facilities entered into in June 1994 and December 1995 and amended and restated in June 1996 and those entered into in connection with the acquisition of JPS Automotive in December 1996 (collectively, the "Replaced Facilities").

     On March 13, 1998, the Company sold Wallcoverings for $71.9 million and an option for 6.7% of the common stock of the purchaser outstanding as of the closing date. The proceeds were used to repay long-term debt.

     At December 26, 1998, the Company had outstanding $100.0 million under the Term Loan A Facility, $125.0 million under the Term Loan B Facility, and $143.9 million under the Revolving Credit Facility (including $57.4 million borrowed by the Canadian Borrowers).

     The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities and are generally similar to the covenants and ratios contained in the Replaced Facilities. The interest coverage and leverage ratios were waived for the third and fourth quarters of 1998 due to the General Motors strike and decreased sales of automotive fabrics. Effective March 8, 1999, the Company, in view of the decreased sales of automotive fabrics and the General Motors strike, obtained an amendment to the Credit Agreement Facilities primarily in order to modify the covenants relating to interest coverage and leverage ratios. The amendment resulted generally in an increase in the interest rates charged under the Credit Agreement Facilities. At December 26, 1998, the Company's effective borrowing rate under the amended Credit Agreement Facilities would have increased by 0.59% per annum. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign, or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of Wallcoverings. The Company's obligations under the Credit Agreement Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries. These restrictions on dividends and distributions are generally similar to those contained in the Replaced Facilities.

     On June 10, 1996, C&A Products issued $400 million principal amount of Subordinated Notes, which mature in 2006. The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.25 to 1) of cash flow to interest expense or (iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). These prohibitions are subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes, dividends to stockholders of the Company of the net available proceeds from the sale of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during 1999. However, the Company expects all its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture.

     The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and
(iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of December 26, 1998. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions. During the second and fourth quarters of 1998, $2.0 million and $0.6 million, respectively, principal amount of JPS Automotive Senior Notes were repurchased by JPS Automotive on the open market and retired. As of December 26, 1998, JPS Automotive had approximately $88.2 million of indebtedness outstanding (including a premium of $2.2 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes.

     On March 31, 1995, C&A Products entered, through the Trust formed by Carcorp, into a receivables facility (the "Receivables Facility"), comprised of
(i) term certificates, which were issued on March 31, 1995 in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada. The certificates represent the right to receive payments generated by the receivables held by the Trust.

     Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at December 26, 1998 the maximum amount available under the variable funding certificates was $64.6 million, of which $0.1 million was unutilized.

     The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the Sellers. Collections on receivables are required to remain in the Trust if at any time the Trust does not contain sufficient eligible receivables to support the outstanding certificates. The Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $25 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and changes in credit and collection practices) customary for facilities of this type. The commitments under the Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and, in the case of the variable funding certificates, failure of the receivables to satisfy certain performance criteria. The scheduled amortization of the Receivables Facility begins December 25, 1999. The Company is currently reviewing proposals to replace this facility.

     During 1998, the Company repaid indebtedness totaling approximately $46.9 million of its subsidiaries operating in Sweden, Belgium and France constituting the former operations of the Collins & Aikman/Perstorp Joint Venture. The repayments were funded through borrowings by the Canadian Borrowers under the Revolving Credit Facility and by cash generated from operations.

     The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At December 26, 1998, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the year ended December 26, 1998, the Company made lease payments relating to continuing operations of approximately $5.4 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be approximately $5.8 million during fiscal 1999.

     The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the Receivables Facility. Net cash provided by the continuing operating activities of the Company was $13.4 million for 1998.

     The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At December 26, 1998, the Company had total outstanding indebtedness of $866.0 million (excluding approximately $22.1 million of outstanding letters of credit) at an average interest rate of 9.5% per annum. Of the total outstanding indebtedness, $768.9 million relates to the Credit Agreement Facilities and the Subordinated Notes.

     The Company's Board of Directors authorized the expenditure of up to $25 million in 1999 to repurchase shares of the Company's Common Stock at management's discretion. This amount was reduced by the approximately $6.2 million special dividend paid on March 1, 1999. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $25.0 million to repurchase shares during fiscal 1998 and approximately $19.7 million to repurchase shares during fiscal 1997.

     Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 1.75% in the case of the LIBOR/BA Margin and .75% in the case of the ABR/Canadian Prime Rate Margin on December 26, 1998, prior to the March 8, 1999 amendment. Had the terms of the March 8, 1999 amendment been applied at December 26, 1998, the LIBOR/BA Margin would have been 2.25% and the ABR/Canadian Prime Rate Margin would have been 1.25%. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or

(ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 1% and 2%, respectively, at December 26, 1998. Had the terms of the March 8, 1999 amendment been applied at December 26, 1998, the Tranche B ABR Margin would have been 1.75% and the Tranche B LIBOR Margin would have been 2.75%. The weighted average rate of interest on the Credit Agreement Facilities at December 26, 1998 was 7.3%. The weighted average interest rate on the sold interests under the Receivables Facility at December 26, 1998 was 6.0%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at 11.5% per annum. The JPS Automotive Senior Notes bear interest at a rate of 11.125% per annum. Cash interest paid was $86.6 million and $93.0 million for the fiscal years ended December 26, 1998 and December 27, 1997, respectively.

     Due to the variable interest rates under the Credit Agreement Facilities and the Receivables Facility, the Company is sensitive to changes in interest rates. Accordingly, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27.0 million of 11 1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27.0 million of notional principal amount by entering into an 8.50% cap on LIBOR. Based upon amounts outstanding at December 26, 1998, a .5% increase in each of LIBOR and Canadian bankers' acceptance rates (5.6% and 5.1%, respectively, at December 26, 1998) would impact interest costs by approximately $1.8 million annually on the Credit Agreement Facilities and $0.6 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45.0 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swapped LIBOR based interest rates for the Canadian bankers' acceptance rates and fixed the exchange rate for the principal balance upon maturation. This agreement was terminated on June 1, 1998 as a result of repayment of the then-outstanding Canadian term loan. The Canadian term loan balance was repaid in conjunction with the refinancing and replacement of the Replaced Facilities.

     The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during 1999, 2000, 2001, 2002, and 2003, are $19.9 million, $24.1 million, $113.4 million, $28.9 million and $24.4 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan A and Term Loan B Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market. The Company caused JPS Automotive to make such an offer to purchase JPS Automotive Senior Notes in connection with the sale of Airbag in July 1997.

     The Company makes capital expenditures on a recurring basis for replacements and improvements. As of December 26, 1998, the Company's continuing operations had approximately $19.1 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 1999 will be in the range of $80 million to $90 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

     The Company is sensitive to price movements in its raw material supply base. During fiscal 1998, prices for most of the Company's primary raw materials remained constant with price levels at December 27, 1997. The prices of certain types of yarn utilized in fabric manufacturing declined during 1998, resulting in cost savings of approximately $5.3 million through December 26, 1998. In addition, the price of polyethylene has declined slightly in both North America and Europe. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

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

     The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $26 million in fiscal 1999. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.


Tax Matters

     At December 26, 1998, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $219.2 million for Federal income tax purposes. Substantially all of these NOLs expire over the period from 2008 to 2018. The Company also has unused Federal tax credits of approximately $13.3 million, $1.1 million of which expire during the period 1999 to 2006.

     Approximately $19.8 million of the Company's NOLs and $1.1 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Future sales of common stock by the Company or its principal shareholders, or changes in the composition of its principal shareholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

     Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing businesses in concluding it is more likely than not that the net deferred tax assets of $81.6 million at December 26, 1998 will be realized. A major goal of the Reorganization is to lower the overall cost structure of the Company and thereby increase profitability. These factors along with the timing of the reversal of its temporary differences and the expiration dates of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

     The valuation allowance at December 26, 1998 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.


Environmental Matters

     The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise relate to on-site and off-site contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 26, 1998, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 24 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 26, 1998, the Company's estimate of its liability for these 32 sites, is approximately $24.6 million. As of December 26, 1998, the Company has established reserves of approximately $41.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.


Impact of Year 2000 Compliance

     The Company has developed a comprehensive plan intended to address Year 2000 issues (the "Year 2000 Plan"). The Year 2000 Plan includes the acceleration of the Company's Business Systems Integration Plan (the "BSIP Plan"), initiated in connection with the Company's 1996 acquisitions to create common manufacturing, financial reporting and cost control information systems throughout the Company as a whole. The BSIP Plan, which affects essentially all the Company's locations worldwide, involves new installations of hardware and software at acquired operations and upgrades to hardware and software at pre-existing locations.

     As part of the Year 2000 Plan, the Company has selected a team of managers and outside consultants to identify, evaluate and implement a time-table aimed at bringing all of the Company's critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 Plan addresses the Company's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers;
(v) suppliers, agents and service providers, including systems which interface with customers; (vi) environmental operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

     The Company has evaluated the state of readiness of each area vulnerable to Year 2000 risk using the following definitions:


  Inventory     --   Systems are being surveyed and documented regarding compliance
  Remediation   --   Strategies are being implemented to modify or replace affected hardware and software
  Testing       --   Systems are being tested by Company employees or third party consultants
  Complete      --   Systems are Year 2000 compliant

     Currently, the Company estimates that a majority of its locations are progressing through the Remediation or Testing phases for each area of Year 2000 risk.

     The Company intends for all of its systems in North America and Europe to become Year 2000 compliant during 1999. The Company is in the process of finalizing formal contingency plans for each location. These contingency plans include, among other things, the following: (i) establishing back-up production capacities within the Company to shift the manufacturing of similar products between plants if a plant should be unable to complete its scheduled production requirements; (ii) carrying extra inventory of raw materials and finished goods to cover production requirements if critical suppliers indicate that they will not be Year 2000 compliant in a timely manner; and (iii) maintaining offline documentation of production schedules, releases and inventory levels. The Company has not yet quantified the costs associated with these contingency plans.

     The Company currently anticipates that the total cost of the Year 2000 Plan, including approximately $14 million of costs associated with the BSIP Plan but excluding costs associated with contingency plans, will be approximately $23 million. Included in this estimate is approximately $4 million of salaries and other payroll costs of Company employees to the extent that they have devoted a portion of their time to the project. Approximately $12 million of these costs have been incurred through December 26, 1998, including approximately $3 million of salaries and other payroll costs. The Company has been expensing and capitalizing the costs to complete the Year 2000 Plan in accordance with appropriate accounting policies. The Company is funding the expenditures related to the Year 2000 Plan with cash flows from operations. The Company's current cost estimate of $23 million is higher than its previous estimates primarily due to increased use of external consultants and increased allocation of internal resources to assist with implementing the BSIP Plan at the Company's European locations.

     Due to the general uncertainty inherent in the Year 2000 process at this stage, it is difficult for the Company to determine a reasonable likely Year 2000 worst case scenario. One possible scenario would be the failure of the Company's key suppliers to become compliant. To mitigate the risk of this, the Company is in the process of assessing responses to questionnaires previously issued to its suppliers and visiting certain of these suppliers to assess their Year 2000 readiness. This process is expected to continue over the next several months. As discussed above, the Company is incorporating the responses received from the suppliers in formulating contingency plans. Due to the number of suppliers that the Company deals with, the Company is unable to make a meaningful estimate of the revenue that would be lost in the event such a scenario was realized.

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

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include industry-based factors such as possible declines in the North American and European automobile and light truck build, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and Year 2000 compliance issues, as well as factors more specific to the Company such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see "ITEM 1. BUSINESS" and the above discussion in this "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also see the Company's other filings with the Securities and Exchange Commission.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates. To modify the risk from these interest rate and foreign currency exchange rate fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to policies and procedures. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Exposure

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The interest rate exposure for the Company's variable rate debt obligations is currently indexed to LIBOR, for U.S.-denominated debt, or the Canadian bankers' acceptance rate, for Canadian-denominated debt, of one, two, three or six months, as selected by the Company. The Company uses interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates.

     The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations and interest rate protection agreements. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate protection agreements, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity dates. Weighted average variable interest rates are based on implied LIBOR and Canadian bankers' acceptance forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollar ($US) and Canadian dollar ($CAD), as indicated in parentheses (dollar amounts in thousands).



                                                          Expected Maturity Date
                               -----------------------------------------------------------------------------
                                   1999         2000         2001         2002         2003      Thereafter
                               ------------ ------------ ------------ ------------ ------------ ------------
Debt:
 Fixed rate ($US) ............                             $ 86,043                              $ 400,000
   Average interest rate .....                                 11.1%                                  11.5%
 Variable rate ($US) .........   $ 18,000     $ 22,750     $ 24,000     $ 27,750     $ 23,375    $ 195,625
   Average interest rate .....        7.4%         7.6%         7.7%         7.7%         7.7%         7.9%
 Variable rate ($CAD) ........                                                                   $  57,378
   Average interest rate .....                                                                         7.5%
Interest Rate Derivatives:
Fixed to variable swap ($US)     $ 27,000
 Average pay rate ............        9.9%
 Average receive rate ........       11.5%
Interest rate cap on LIBOR
 Notional amount ($US) .......   $ 27,000
 Average strike price ........        8.5%



                                             Fair Value
                                            December 26,
                                  Total         1998
                               ----------- -------------
Debt:
 Fixed rate ($US) ............  $486,043      $507,584
   Average interest rate .....
 Variable rate ($US) .........  $311,500      $311,500
   Average interest rate .....
 Variable rate ($CAD) ........  $ 57,378      $ 57,378
   Average interest rate .....
Interest Rate Derivatives:
Fixed to variable swap ($US)                  $    202
 Average pay rate ............
 Average receive rate ........
Interest rate cap on LIBOR
 Notional amount ($US) .......
 Average strike price ........                      --

Currency Rate Exposure

     The Company is subject to currency rate exposure primarily related to foreign currency purchase and sale transactions and intercompany and third party loans. The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with these foreign currency exposures. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months.

     On January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies and the Euro. The Participating Countries have agreed to adopt the Euro as their common currency on that date. The conversion did not have a material adverse effect on the Company's consolidated financial position or results of operations.

     At December 26, 1998, the Company had outstanding the following foreign currency forward and option contract amounts (amounts in thousands, except average contract rate):



                                                               Weighted
                             Currency         Contract          Average         Unrealized
     Currency Sold           Received        Amount(1)     Contract Rate(2)        Gain
----------------------   ----------------   -----------   ------------------   -----------
  Foreign currency forward contracts:(3)
  Austrian schilling     British pound        $ 4,450           19.71              $--
  Belgian franc          British pound          2,632           57.23               --
  Belgian franc          Swedish krona         10,569            4.35                6
  British pound          German mark           11,540            0.36               26
  British pound          Italian lire           2,271            0.0004             24
  British pound          Spanish peseta         5,099            0.004              --
  Canadian dollar        U.S. dollar           65,902            1.55               --
  Dutch guilder          British pound          3,431            3.15               --
  German mark            British pound         13,784            2.79               --
  Spanish peseta         German mark              876           85.16               --
  Spanish peseta         Swedish krona            299           19.01               --
  Swedish krona          British pound         27,324           13.43               --
  Foreign currency options:
  Canadian dollar        U.S. dollar          $71,400            1.55              $--

---------
(1) Contract amount is presented in U.S. dollar equivalents based upon the year-end exchange rates.

(2) Weighted average contract rates represent the rates of exchange, stated in the currency sold, as reflected in the underlying contract.

(3) All forward contracts mature in 1999.

     The above table does not fully reflect the net foreign exchange rate exposure of the Company because it does not include the intercompany funding arrangements denominated in foreign currencies and the foreign currency-denominated cash flows from anticipated sales and purchases. Management believes that the foreign currency exposure relating to these items would substantially offset the exposures listed in the table above.


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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by Item 401 of Regulation S-K regarding executive officers and directors is incorporated herein by reference to that portion of the Registrant's definitive Proxy Statement to be used in connection with its 1999 Annual Meeting of Stockholders, which will be filed in final form with the Commission not later than 120 days after December 26, 1998 (the "Proxy Statement"), captioned "Executive Officers of the Company" and "Election of Directors -- Information as to Nominees and Other Directors". Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in the Proxy Statement.


Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to that portion of the Proxy Statement captioned "Executive Compensation".


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to those portions of the Proxy Statement captioned "Voting Securities and Principal Stockholders", "Security Ownership of Management" and "Election of Directors -- Information as to Nominees and Other Directors".


Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to that portion of the Proxy Statement captioned "Compensation Committee Interlocks and Insider Participation".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) (1) Financial Statements:



                                                                                             Page
                                                                                            Number
                                                                                           -------
Report of Independent Public Accountants .................................................   F-1
Consolidated Statements of Operations for the fiscal years ended December 26, 1998,
December 27, 1997 and December 28, 1996 ..................................................   F-2
Consolidated Balance Sheets at December 26, 1998 and December 27, 1997 ...................   F-3
Consolidated Statements of Cash Flows for the fiscal years ended December 26, 1998,
December 27, 1997 and December 28, 1996 ..................................................   F-4
Consolidated Statements of Common Stockholders' Deficit for the fiscal years ended
December 26, 1998, December 27, 1997 and December 28, 1996 ...............................   F-5
Notes to Consolidated Financial Statements ...............................................   F-6

     (a) (2) Financial Schedules:

     The following financial statement schedules of Collins & Aikman Corporation for the fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.



                                                                   Page
                                                                  Number
                                                                 -------
Report of Independent Public Accountants on Schedules ..........   S-1
Schedule I -- Condensed Financial Information of the Registrant    S-2
Schedule II -- Valuation and Qualifying Accounts ...............   S-5

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



 Exhibit
 Number                                                   Description
--------   --------------------------------------------------------------------------------------------------------
 3.1       Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.
 3.2       By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit
           3.2 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.
 3.3       Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman
           Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation's Report
           on Form 10-Q for the fiscal quarter ended October 28, 1995.
 4.1       Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of
           Amendment No. 3 to Collins & Aikman Holdings Corporation's Registration Statement on Form S-2
           (Registration No. 33-53179) filed June 21, 1994.
 4.2       Indenture, dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman
           Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 27, 1996.
 4.3       First Supplemental Indenture dated as of June 1, 1996, between Collins & Aikman Products Co., Collins
           & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation's Report on Form 10-Q for the
           fiscal quarter ended April 27, 1996.

 Exhibit
 Number                                                   Description
--------   ---------------------------------------------------------------------------------------------------------
 4.4       Credit Agreement, dated as of May 28, 1998, among Collins & Aikman Products Co., as Borrower,
           Collins & Aikman Canada, Inc. and Collins & Aikman Plastics, Ltd., as Canadian Borrowers, Collins &
           Aikman Corporation, as Guarantor, the lenders named therein, Bank of America N.T.S.A., as
           Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan
           Bank of Canada, as Canadian Administrative Agent, is hereby incorporated by reference to Exhibit 4.4 of
           Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended June 27, 1998.
 4.5       Waiver dated as of October 27, 1998 under the Credit Agreement dated as of May 28, 1998, among
           Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Plastics, Ltd., as
           Canadian Borrowers, Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of
           America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and
           The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended September 26, 1998.
 4.6       Waiver dated as of December 22, 1998 under the Credit Agreement dated as of May 28, 1998, among
           Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Corporation, as
           Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase
           Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian
           Administrative Agent.
 4.7       Amendment and Waiver dated as of March 8, 1999, among Collins & Aikman Products Co., Collins &
           Aikman Canada, Inc., Collins & Aikman Plastics Ltd., Collins & Aikman Corporation, as Guarantor, the
           Lender Parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank,
           as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent.
 4.8       Indenture dated as of June 28, 1994, between JPS Automotive Products Corp., as Issuer, JPS Automotive
           L.P., as Guarantor and Shawmut Bank Connecticut, N.A., as Trustee, is hereby incorporated by reference to Exhibit 4.2 of JPS Automotive Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.
 4.9       First Supplemental Indenture, dated as of October 5, 1994, between JPS Automotive Products Corp. and
           JPS Automotive L.P., as Co-Obligors, and Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.'s and JPS Automotive Products
           Corp.'s Report on Form 10-Q for the fiscal quarter ended October 2, 1994.
           Collins & Aikman Corporation agrees to furnish to the Commission upon request in accordance with Item
           601 (b)(4) (iii) (A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins & Aikman Corporation or any of its subsidiaries, which debt does not exceed 10% of the total assets of Collins & Aikman Corporation and its subsidiaries on a consolidated basis.
10.1       Amended and Restated Stockholders Agreement dated as of June 29, 1994 among the Company, Collins
           & Aikman Group, Inc., Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation's Report on Form 10-K for
           the fiscal year ended January 28, 1995.
10.2       Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.'s Report on Form
           10-K for the fiscal year ended January 26, 1991.*
10.3       Employment Agreement dated as of July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings
           Corporation's Report on Form 10-K for the fiscal year ended January 30, 1993.*
10.4       First Amendment to Employment Agreement dated as of February 24, 1994 between Collins & Aikman
           Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins &
           Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed
           April 19, 1994.*
10.5       Second Amendment, dated as of October 3, 1996, to the Employment Agreement, dated as of July 22,
           1992, as amended, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation's Report on Form 10-Q for
           the fiscal quarter ended October 26, 1996.*
10.6       Third Amendment dated as of August 1, 1997, to the Employment Agreement dated as of July 22, 1992, as amended, between the Corporation and an executive officer is hereby incorporated by reference to
           Exhibit 10.35 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended
           September 27, 1997.*
10.7       Letter Agreement dated March 23, 1999 with an executive officer.*
10.8       Amended and Restated Employment Agreement dated as of January 20, 1999 between Collins & Aikman
           Products Co. and an executive officer.*

---------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

 Exhibit
 Number                                                   Description
--------   ---------------------------------------------------------------------------------------------------------
10.9       Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer.*
10.10      Collins & Aikman Corporation 1998 Executive Incentive Compensation Plan.*
10.11      Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation's Registration
           Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.*
10.12      Amendment to Collins & Aikman Corporation Supplemental Retirement Income Plan.*
10.13      1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to
           Exhibit 10.13 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended
           April 29, 1995.*
10.14      1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended March 29, 1997.*
10.15      1994 Directors Stock Option Plan as amended and restated.*
10.16      Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit
           10.25 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28,
           1995.*
10.17      Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman Corporation's
           Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.18      Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation's
           Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.19      Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation's
           Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.20      Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's
           Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.21      Change in control agreement dated March 17, 1998 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's report on Form 10-Q for the fiscal quarter ended March 28, 1998.*
10.22      Lease, executed as of the 1st day of June 1987, between Dura Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman Holdings
           Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.
10.23      Amended and Restated Receivables Sale Agreement dated as of March 30, 1995 among Collins &
           Aikman Products Co., Ack-Ti-Lining, Inc., WCA Canada Inc., Imperial Wallcoverings, Inc., The Akro
           Corporation, Dura Convertible Systems Inc., each of the other subsidiaries of Collins & Aikman Products
           Co. from time to time parties thereto and Carcorp, Inc. is hereby incorporated by reference to Exhibit
           10.18 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28,
           1995.
10.24      Servicing Agreement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, each of the subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.19 of Collins &
           Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.
10.25      Pooling Agreement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.
10.26      Series 1995-1 Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products
           Co., as Master Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit
           10.21 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28,
           1995.
10.27      Series 1995-2 Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products
           Co., as Master Servicer, the Initial Purchasers parties thereto, Societe Generale, as Agent for the
           Purchasers and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.22 of Collins
           & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

---------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

  Exhibit
  Number                                                    Description
----------   --------------------------------------------------------------------------------------------------------
10.28        Amendment No. 1, dated September 5, 1995, among Carcorp, Inc., as Company, Collins & Aikman
             Products Co., as Master Servicer, and Chemical Bank, as Trustee, to the Pooling Agreement, dated as of
             March 30, 1995, among the Company, the Master Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.
10.29        Amendment No. 2, dated October 25, 1995, among Carcorp, Inc., as Company, Collins & Aikman
             Products Co., as Master Servicer, and Chemical Bank, as Trustee, to the Pooling Agreement, dated as of
             March 30, 1995, among the Company, the Master Servicer and the Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 28, 1995.
10.30        Amendment No. 1, dated February 29, 1996, to the Series 1995-1 Supplement, dated as of March 30,
             1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, and Chemical Bank, as
             Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report
             on Form 10-K for the fiscal year ended January 27, 1996.
10.31        Amendment No. 1, dated February 29, 1996, to the Series 1995-2 Supplement, dated as of March 30,
             1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, Societe Generale, as
             agent, and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins &
             Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.
10.32        Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing
             Corporation of North Carolina and Collins & Aikman Products Co. is hereby incorporated by reference to
             Exhibit 10.27 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended
             October 29, 1994.
10.33        Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive L.P. and Collins &
             Aikman Products Co. dated August 28, 1996 is hereby incorporated by reference to Exhibit 2.1 of Collins
             & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 27, 1996.
10.34        Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex - JPS Automotive
             L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current Report on
             Form 8-K dated December 10, 1996.
10.35        Equity Purchase Agreement by and among Seiren U.S.A. Corporation, Seiren Automotive Textile
             Corporation, Seiren Co., Ltd. and Collins & Aikman Products Co. dated December 11, 1996, is hereby incorporated by reference to Exhibit 2.3 of Collins & Aikman Corporation's Current Report on Form 8-K
             dated December 10, 1996.
10.36        Acquisition Agreement between Perstorp A.B. and Collins & Aikman Products Co. dated December 11,
             1996 is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation's Current
             Report on Form 8-K dated December 10, 1996.
10.37        Agreement among Perstorp A.B., Perstorp GmbH, Perstorp Biotec A.B. and Collins & Aikman Products
             Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins & Aikman
             Corporation's current report on Form 8-K dated December 10, 1996.
10.38        Settlement and Amendment Agreement dated as of December 16, 1997 by and among Collins & Aikman
             Products Co., Perstorp A.B., Perstorp GmbH, Collins & Aikman Holding A.B., Collins & Aikman
             Automotive Systems GmbH, Collins & Aikman Automotive Systems N.V., Collins & Aikman Automotive
             Systems A.B. and Perstorp Components GmbH and related Letter Amendment Agreement is hereby incorporated by reference to Exhibit 10.38 of Collins & Aikman Corporation's Report or Form 10-Q for
             the fiscal quarter ended September 26, 1998.
10.39        Acquisition Agreement dated as of December 9, 1996 among Collins & Aikman Products Co., Collins &
             Aikman Floor Coverings Group, Inc., Collins & Aikman Floor Coverings, Inc., CAF Holdings, Inc., and
             CAF Acquisition Corp. is hereby incorporated by reference to Exhibit 2.7 of Collins & Aikman
             Corporation's Current Report on Form 8-K dated December 10, 1996.
10.40        Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products
             Co., Joan Fabrics Corporation and MC Group Acquisition Company L.L.C., is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.41        Asset Purchase Agreement dated as of June 30, 1997 by and between JPS Automotive L.P. and Safety
             Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive
             L.P.'s and JPS Automotive Products Corp.'s Current Report on Form 8-K dated July 24, 1997.
10.42        Closing Agreement dated July 24, 1997 between JPS Automotive L.P., Safety Components International,
             Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current Report on Form 8-K dated
             July 24, 1997.

  Exhibit
  Number                                                  Description
----------   ----------------------------------------------------------------------------------------------------
10.43        Amended and Restated Acquisition Agreement dated as of November 4, 1997 and amended and restated
             as of March 9, 1998, among Collins & Aikman Products Co., Imperial Wallcoverings Inc. and BDPI
             Holdings Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman
             Corporation's Report on Form 10-K for the fiscal year ended December 27, 1997.
  21         Subsidiaries of the Registrant.
  23         Consent of Arthur Andersen LLP.
  27         Financial Data Schedule.
  99         Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. is
             hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings
             Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed no reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1999.

                         COLLINS & AIKMAN CORPORATION


                                        By:
                                          -------------------------------------
                                          David A. Stockman
                                          Co-Chairman of the Board of Directors



                                        By: /s/ Bruce R. Barnes
                                          -------------------------------------
                                          Bruce R. Barnes
                                          Co-Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                 Title                                         Date
----------------------------------------  --------------------------------------- ---------------
                                          Co-Chairman of the Board of Directors   March 26, 1999
  ----------------------------------
           David A. Stockman

   /s/  BRUCE R. BARNES                    Co-Chairman of the Board of Directors   March 26, 1999
  ----------------------------------
            Bruce R. Barnes

  /s/  THOMAS E. HANNAH                   Director and Chief Executive Officer    March 26, 1999
  ----------------------------------      (Principal Executive Officer)
            Thomas E. Hannah              Executive Vice President and Chief

  /s/  J. MICHAEL STEPP                   Financial Officer (Principal Financial  March 26, 1999
  ----------------------------------      and Accounting Officer)
       J. Michael Stepp

  /s/  ROBERT C. CLARK                    Director                                March 26, 1999
  ----------------------------------
            Robert C. Clark

  /s/  GEORGE L. MAJOROS, JR.             Director                                March 26, 1999
  ----------------------------------
         George L. Majoros, Jr.

  /s/  JAMES J. MOSSMAN                   Director                                March 26, 1999
  ----------------------------------
            James J. Mossman

  /s/  WARREN B. RUDMAN                   Director                                March 26, 1999
  ----------------------------------
            Warren B. Rudman

  /s/  STEPHEN A. SCHWARZMAN              Director                                March 26, 1999
  ----------------------------------
         Stephen A. Schwarzman

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Collins & Aikman Corporation:


     We have audited the accompanying consolidated balance sheets of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of December 26, 1998, and December 27, 1997, and the related consolidated statements of operations, cash flows, and common stockholders' deficit for each of the three fiscal years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Corporation and subsidiaries as of December 26, 1998, and December 27, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1998, in conformity with generally accepted accounting principles.

                              ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
February 22, 1999 (except with respect
  to the matters discussed in Note 11,
  as to which the date is March 19, 1999).

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS


                     (in thousands, except per share data)



                                                                                           Fiscal Year Ended
                                                                              -------------------------------------------
                                                                               December 26,   December 27,   December 28,
                                                                                   1998           1997           1996
                                                                              -------------- -------------- -------------
                                                                                (52 Weeks)     (52 Weeks)     (48 Weeks)
Net sales ...................................................................   $1,825,469     $1,629,332    $1,053,821
                                                                                ----------     ----------    ----------
Cost of goods sold ..........................................................    1,577,244      1,396,172       865,346
Selling, general and administrative expenses ................................      149,747        126,050        86,571
Impairment of long lived assets .............................................           --         22,600            --
                                                                                ----------     ----------    ----------
                                                                                 1,726,991      1,544,822       951,917
                                                                                ----------     ----------    ----------
Operating income ............................................................       98,478         84,510       101,904
Interest expense, net of interest income of $3,725, $5,685, and $3,987.......       82,004         77,581        39,850
Loss on sale of receivables .................................................        6,066          4,700         4,533
Other (income) expense ......................................................        5,215           (678)          113
                                                                                ----------     ----------    ----------
Income from continuing operations before income taxes .......................        5,193          2,907        57,408
Income tax expense ..........................................................        5,284         12,998        24,442
                                                                                ----------     ----------    ----------
Income (loss) from continuing operations ....................................          (91)       (10,091)       32,966
Income from discontinued operations, net of income taxes of $2,835
 and $9,317..................................................................           --          4,306        14,468
Gain on sale of discontinued operations, net of income taxes of $85,358 .....           --        161,741            --
                                                                                ----------     ----------    ----------
Income (loss) before extraordinary loss .....................................          (91)       155,956        47,434
Extraordinary loss, net of income taxes of $2,482, $443, and $4,709..........       (3,724)          (721)       (6,610)
                                                                                ----------     ----------    ----------
Net income (loss) ...........................................................   $   (3,815)    $  155,235    $   40,824
                                                                                ==========     ==========    ==========
Net income (loss) per basic common share:
 Continuing operations ......................................................   $       --     $    (0.15)   $     0.48
 Discontinued operations ....................................................           --           0.06          0.21
 Gain on sale of discontinued operations ....................................           --           2.44            --
 Extraordinary item .........................................................        (0.06)         (0.01)        (0.10)
                                                                                ----------     ----------    ----------
 Net income (loss) ..........................................................   $    (0.06)    $     2.34    $     0.59
                                                                                ==========     ==========    ==========
Net income (loss) per diluted common share:
 Continuing operations ......................................................   $       --     $    (0.15)   $     0.47
 Discontinued operations ....................................................           --           0.06          0.21
 Gain on sale of discontinued operations ....................................           --           2.44            --
 Extraordinary item .........................................................        (0.06)         (0.01)        (0.10)
                                                                                ----------     ----------    ----------
 Net income (loss) ..........................................................   $    (0.06)    $     2.34    $     0.58
                                                                                ==========     ==========    ==========
Average common shares outstanding:
 Basic ......................................................................       64,348         66,337        68,997
                                                                                ==========     ==========    ==========
 Diluted ....................................................................       64,348         66,337        69,887
                                                                                ==========     ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS


                                (in thousands)



                                                                                            December 26,   December 27,
                                                                                                1998           1997
                                                                                           -------------- -------------
ASSETS
Current Assets:
 Cash and cash equivalents ...............................................................   $   23,755    $   24,004
 Accounts and other receivables, net of allowances of $7,228 and $9,275...................      237,645       198,125
 Inventories .............................................................................      152,840       142,042
 Net assets of discontinued operations ...................................................           --        53,004
 Other ...................................................................................       96,156        92,116
                                                                                             ----------    ----------
   Total current assets ..................................................................      510,396       509,291
Property, plant and equipment, net .......................................................      447,121       388,087
Deferred tax assets ......................................................................       70,632        59,293
Goodwill, net ............................................................................      264,138       263,007
Other assets .............................................................................       89,924        82,714
                                                                                             ----------    ----------
                                                                                             $1,382,211    $1,302,392
                                                                                             ==========    ==========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
 Short-term borrowings ...................................................................   $   10,954    $   11,057
 Current maturities of long-term debt ....................................................       19,942        20,558
 Accounts payable ........................................................................      169,808       135,468
 Accrued expenses ........................................................................      143,302       148,201
                                                                                             ----------    ----------
   Total current liabilities .............................................................      344,006       315,284
Long-term debt ...........................................................................      846,107       752,376
Other, including postretirement benefit obligation .......................................      271,869       301,582
Commitments and contingencies ............................................................
Common stock (150,000 shares authorized, 70,521 shares issued and
 62,182 shares outstanding at December 26, 1998, and 150,000 shares authorized, 70,521
 shares issued and 65,851 shares outstanding at December 27, 1997) .......................          705           705
Other paid-in capital ....................................................................      585,401       585,890
Accumulated deficit ......................................................................     (580,666)     (576,851)
Accumulated other comprehensive loss .....................................................      (23,427)      (39,823)
Treasury stock, at cost (8,339 shares at December 26, 1998, and 4,670 shares
 at December 27, 1997) ...................................................................      (61,784)      (36,771)
                                                                                             ----------    ----------
 Total common stockholders' deficit ......................................................      (79,771)      (66,850)
                                                                                             ----------    ----------
                                                                                             $1,382,211    $1,302,392
                                                                                             ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                (in thousands)



                                                                                                  Fiscal Year Ended
                                                                                     -------------------------------------------
                                                                                      December 26,   December 27,   December 28,
                                                                                          1998           1997           1996
                                                                                     -------------- -------------- -------------
                                                                                       (52 Weeks)     (52 Weeks)     (48 Weeks)
OPERATING ACTIVITIES
Income (loss) from continuing operations ...........................................   $      (91)    $  (10,091)   $   32,966
Adjustments to derive cash flow from continuing operating activities:
 Impairment of long lived assets ...................................................           --         22,600            --
 Deferred income tax expense (benefit) .............................................       (7,233)         4,252        12,228
 Depreciation and leasehold amortization ...........................................       52,608         42,712        24,457
 Goodwill amortization .............................................................        7,023          6,669         3,872
 Amortization of other assets ......................................................        7,443          9,459         4,066
 (Increase) decrease in accounts and other receivables .............................       (5,980)        35,819       (22,333)
 Increase in inventories ...........................................................       (4,841)        (8,078)       (1,006)
 Increase (decrease) in interest payable ...........................................       (2,629)          (520)        7,784
 Increase (decrease) in accounts payable ...........................................       10,031         (4,126)       (8,734)
 Other, net ........................................................................      (42,963)           185         3,811
                                                                                       ----------     ----------    ----------
   Net cash provided by continuing operating activities ............................       13,368         98,881        57,111
                                                                                       ----------     ----------    ----------
Cash used in Wallcoverings, Floorcoverings, Airbag and the Mastercraft Group
 discontinued operations ...........................................................      (15,052)        (4,719)       (2,631)
Cash used in other discontinued operations .........................................      (14,043)       (12,252)       (6,160)
                                                                                       ----------     ----------    ----------
   Net cash used in discontinued operations ........................................      (29,095)       (16,971)       (8,791)
                                                                                       ----------     ----------    ----------
INVESTING ACTIVITIES
Additions to property, plant and equipment .........................................      (98,991)       (71,775)      (78,454)
Sales of property, plant and equipment .............................................        7,953          5,879         4,119
Acquisitions of businesses, net of cash acquired ...................................      (25,257)         3,447      (225,256)
Net proceeds from disposition of discontinued operations ...........................       71,200        562,100            --
Other, net .........................................................................        2,711        (92,534)      (10,198)
                                                                                       ----------     ----------    ----------
   Net cash provided by (used in) investing activities .............................      (42,384)       407,117      (309,789)
                                                                                       ----------     ----------    ----------
FINANCING ACTIVITIES
Issuance of long-term debt .........................................................      226,969         12,235       453,475
Proceeds from (reduction of) participating interests in accounts receivable, net
 of redemptions ....................................................................       (7,500)       (13,000)        7,000
Repayment and defeasance of long-term debt .........................................     (267,807)      (261,416)     (286,406)
Net borrowings (repayments) on revolving credit facilities .........................      136,717       (194,000)      127,804
Purchases of treasury stock ........................................................      (25,013)       (19,715)       (9,594)
Other, net .........................................................................       (5,504)        (3,441)      (17,473)
                                                                                       ----------     ----------    ----------
   Net cash provided by (used in) financing activities .............................       57,862       (479,337)      274,806
                                                                                       ----------     ----------    ----------
Increase (decrease) in cash and cash equivalents ...................................         (249)         9,690        13,337
Cash and cash equivalents at beginning of year .....................................       24,004         14,314           977
                                                                                       ----------     ----------    ----------
Cash and cash equivalents at end of year ...........................................   $   23,755     $   24,004    $   14,314
                                                                                       ==========     ==========    ==========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT


                                (in thousands)



                                                    Current Year
                                                   Comprehensive                  Accumulated
                                                       Income          Total        Deficit
                                                  --------------- -------------- -------------
 Balance at January 27, 1996 ....................                   $ (227,852)   $ (770,139)
 Comprehensive income:
  Net income ....................................    $ 40,824           40,824        40,824
  Other comprehensive income, net of tax:
   Foreign currency translation
    adjustments .................................       2,921            2,921            --
   Pension equity adjustment ....................      (1,075)          (1,075)           --
                                                     --------
                                                     $ 42,670
                                                     ========
 Compensation expense adjustment ................                           60            --
 Purchase of treasury stock (1,420 shares) ......                       (9,594)           --
 Exercise of stock options (69 shares) ..........                          138            --
                                                                    ----------    ----------
 Balance at December 28, 1996 ...................                     (194,578)     (729,315)
 Comprehensive income:
  Net income ....................................    $155,235          155,235       155,235
  Other comprehensive income, net of tax:
   Foreign currency translation
    adjustments .................................      (8,325)          (8,325)           --
   Pension equity adjustment ....................        (535)            (535)           --
                                                     --------
                                                     $146,375
                                                     ========
 Compensation expense adjustment ................                          683            --
 Purchase of treasury stock (2,245 shares) ......                      (19,715)           --
 Exercise of stock options (373 shares) .........                          385        (2,771)
                                                                    ----------    ----------
 Balance at December 27, 1997 ...................                      (66,850)     (576,851)
 Comprehensive income:
  Net loss ......................................    $ (3,815)          (3,815)       (3,815)
  Other comprehensive income, net of tax:
   Foreign currency translation
    adjustments .................................       7,569            7,569            --
   Pension equity adjustment ....................       8,827            8,827            --
                                                     --------
                                                     $ 12,581
                                                     ========
 Compensation expense adjustment ................                         (489)           --
 Purchase of treasury stock (3,669 shares) ......                      (25,013)           --
                                                                    ----------    ----------
 Balance at December 26, 1998 ...................                   $  (79,771)   $ (580,666)
                                                                    ==========    ==========



                                                    Accumulated
                                                       Other                  Other
                                                   Comprehensive   Common    Paid-in      Treasury
                                                        Loss        Stock    Capital       Stock
                                                  --------------- -------- ----------- -------------
 Balance at January 27, 1996 ....................    $ (32,809)     $705    $585,469     $ (11,078)
 Comprehensive income:
  Net income ....................................           --        --          --            --
  Other comprehensive income, net of tax:
   Foreign currency translation
    adjustments .................................        2,921        --          --            --
   Pension equity adjustment ....................       (1,075)       --          --            --

 Compensation expense adjustment ................           --        --          60            --
 Purchase of treasury stock (1,420 shares) ......           --        --          --        (9,594)
 Exercise of stock options (69 shares) ..........           --        --        (322)          460
                                                     ---------      ----    --------     ---------
 Balance at December 28, 1996 ...................      (30,963)      705     585,207       (20,212)
 Comprehensive income:
  Net income ....................................           --        --          --            --
  Other comprehensive income, net of tax:
   Foreign currency translation
    adjustments .................................       (8,325)       --          --            --
   Pension equity adjustment ....................         (535)       --          --            --

 Compensation expense adjustment ................           --        --         683            --
 Purchase of treasury stock (2,245 shares) ......           --        --          --       (19,715)
 Exercise of stock options (373 shares) .........           --        --          --         3,156
                                                     ---------      ----    --------     ---------
 Balance at December 27, 1997 ...................      (39,823)      705     585,890       (36,771)
 Comprehensive income:
  Net loss ......................................           --        --          --            --
  Other comprehensive income, net of tax:
   Foreign currency translation
    adjustments .................................        7,569        --          --            --
   Pension equity adjustment ....................        8,827        --          --            --

 Compensation expense adjustment ................           --        --        (489)           --
 Purchase of treasury stock (3,669 shares) ......           --        --          --       (25,013)
                                                     ---------      ----    --------     ---------
 Balance at December 26, 1998 ...................    $ (23,427)     $705    $585,401     $ (61,784)
                                                     =========      ====    ========     =========

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                  COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

     Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. As of December 26, 1998, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners L.P. ("WP Partners") and their respective affiliates collectively own approximately 87% of the common stock of the Company.

     The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany items have been eliminated in consolidation. Certain prior year items have been reclassified to conform with the fiscal 1998 presentation.

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

     Fiscal Year -- Fiscal 1998 and fiscal 1997 were both 52-week years which ended on December 26, 1998 and December 27, 1997, respectively. During fiscal 1996, the Company changed its fiscal year to end on the last Saturday of December. Fiscal 1996 was a 48-week year which ended on December 28, 1996.

     Earnings Per Share -- Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all diluted potential common shares. Diluted potential common shares include shares issued upon the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense. See
Note 25.

     Cash and Cash Equivalents -- Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

     Accounts and Other Receivables -- Accounts and other receivables consist primarily of the Company's trade receivables and the retained interest in the Receivables Facility. See Note 12. The Company has provided an allowance against uncollectible accounts. In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was amended by SFAS No. 127, "Amendment to SFAS No. 125." SFAS No. 125, as amended, establishes standards of accounting for transfers of assets in which the transferor has some continuing involvement with the assets transferred or with the transferee. It also clarifies the accounting for arrangements whereby assets are set aside for the extinguishment of a liability. The Company adopted the provisions of SFAS No. 125 on December 29, 1996. The Company's Receivables Facility complies with the provisions of SFAS No. 125, and, accordingly, adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

     Inventories -- Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

     Insurance Deposits and Reserves -- Other current assets as of December 26, 1998 and December 27, 1997 included $1.2 million, which were on deposit with an insurer to cover a portion of the self-insured portion of the Company's workers' compensation, automotive and general liability insurance. The Company's reserves for these claims were determined based upon actuarial analyses and aggregated $18.4 million and $25.8 million at December 26, 1998 and December 27, 1997, respectively. Of these reserves, $6.3 million and $4.7 million were classified in current liabilities at December 26, 1998 and December 27, 1997, respectively.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

     Long Lived Assets -- SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. During the third quarter of fiscal 1997, Collins & Aikman Plastics, Inc. ("C&A Plastics"), a wholly-owned subsidiary of the Company, incurred charges of $31.3 million for provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. These charges primarily related to manufacturing inefficiencies experienced by C&A Plastics related to product launches and record volume for its products. In addition, the recoverability of C&A Plastics' assets and goodwill was evaluated and the Company determined that the carrying values of certain assets and the goodwill allocated to two of its manufacturing facilities were impaired. Accordingly, at that time the Company wrote down fixed assets by $5.1 million and the carrying value of goodwill was reduced by $17.5 million. The adjustments were determined based on management's estimate of the future cash flows generated by the assets and their values.

     Goodwill -- Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations for fiscal years 1998 and 1997 was $7.0 million and $6.7 million, respectively. Accumulated amortization at December 26, 1998 and December 27, 1997 was $17.9 million, and $10.9 million, respectively. The carrying value of goodwill at an enterprise level is reviewed periodically based on the non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. At December 26, 1998, the Company believes the recorded value of goodwill in the amount of $264.1 million is fully recoverable. See Note 3.

     Derivative Financial Instruments -- The Company utilizes derivative financial instruments to manage risks associated with foreign exchange rate and interest rate market volatility. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income (expense). The Company does not hold or issue derivative financial instruments for trading purposes. See Note 6.

     To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent that the anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses charged to earnings on a current basis.

     Foreign Currency -- Foreign currency activity is reported in accordance with SFAS No. 52, "Foreign Currency Translation". SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a component of other comprehensive income.

     Gains and losses resulting from foreign currency transactions are recognized in other income (expense). The Company recognized losses from foreign currency transactions of $4.8 million, $1.9 million and $0.1 million in fiscal 1998, 1997 and 1996, respectively. Recorded balances that are denominated in a currency other than the functional currency are adjusted to reflect the exchange rate at the balance sheet date.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

     Environmental -- The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves.

     Accruals for environmental liabilities are generally included in the consolidated balance sheet as other non-current liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position No. ("SOP") 96-1, "Environmental Remediation Liabilities". SOP 96-1 provides authoritative guidance on specific accounting issues related to the recognition, measurement, display and disclosure of environmental remediation liabilities. SOP 96-1 addresses only those actions undertaken in response to a threat of litigation or assertion of a claim. It does not address accounting for pollution control costs with respect to current operations or for costs of future site restoration or closure required upon cessation of operations. The Company adopted the provisions of SOP 96-1 on December 29, 1996. Adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.

     Newly Issued Accounting Standards -- In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

     SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The Company is currently analyzing the impact of adopting SFAS No. 133. The adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial position or results of operations.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 on December 27, 1998. The initial impact of adopting SOP 98-5 resulted in a charge of approximately $9.0 million, net of income taxes, which will be reflected as a cumulative effect of a change in accounting principle.


3. ACQUISITIONS AND JOINT VENTURES

     On August 26, 1998, the Company acquired from a third party the remaining 50% interest in Industrias Enjema, S.A. de C.V. ("Enjema"), 50% of which was already owned by the Company's JPS Automotive L.P. subsidiary ("JPS Automotive"). The total purchase price for the acquisition was approximately $1.0 million. Enjema is a carpet systems manufacturer located in Mexico. In September 1998, JPS Automotive distributed its 50% ownership interest in Enjema to the Company.

     On June 30, 1998, the Company acquired for approximately $4.7 million Pepers Beheer B.V., an automotive accessory floormat manufacturer located in the Netherlands, which has been renamed Collins & Aikman Automotive Floormats Europe, B.V. ("C&A Floormats Europe"). Under the terms of the purchase agreement, the Company is required to make additional

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3. ACQUISITIONS AND JOINT VENTURES -- (Continued)

contingent payments to the sellers in amounts of up to approximately $3.6 million if C&A Floormats Europe meets certain operating goals in fiscal 1998 and fiscal 1999. The Company currently expects to pay into escrow approximately $0.5 million during 1999 for operating goals met in fiscal 1998, which the sellers will receive in 2000 if the Company has no claims against the escrowed funds prior to such release.

     On December 4, 1997, the Company entered into a joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds") to manufacture automotive interior fabrics in the United Kingdom. The Company and Courtaulds each own 50% of the joint venture. The Company's investment in the joint venture of $5.8 million at December 26, 1998 and $5.9 million at December 27, 1997 has been included in other assets in the accompanying consolidated balance sheets.

     The Company entered into a joint venture agreement to manufacture plastic trim products in the United Kingdom with Kigass Automotive Group ("Kigass") in October 1997 in which the Company and Kigass each owned 50% of the joint venture. The Company acquired Kigass on February 2, 1998. The purchase price for the acquisition was approximately $25.2 million. Kigass has been renamed Collins & Aikman Plastics (UK) Limited ("C&A Plastics UK"). Under the terms of the purchase agreement, the Company assumed effective control of C&A Plastics UK on January 1, 1998. C&A Plastics UK's customers include Nissan, Opel and Rover. Goodwill resulting from the acquisition was $15.0 million.

     On August 31, 1997, the Company purchased certain automotive acoustics assets in Germany and assumed certain liabilities from Perstorp AB ("Perstorp") for approximately $13.6 million.

     On December 11, 1996, the Company acquired Perstorp's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain (collectively referred to as "Perstorp Components") for $108 million. In addition, in December 1996, the Company and Perstorp entered into a joint venture agreement (the "Collins & Aikman/Perstorp Joint Venture") relating to Perstorp's automotive supply operations (primarily acoustical and plastic components) in Sweden, Belgium and France. During 1997, the Company finalized the purchase price for the Perstorp Components acquisition with the seller. In settlement of disputed claims by the Company against Perstorp arising from the December 1996 and August 1997 acquisitions, Perstorp transferred its 50% interest in the Collins & Aikman/Perstorp Joint Venture to the Company on December 16, 1997. Goodwill resulting from these 1996 and 1997 acquisitions is approximately $14.5 million.

     On December 11, 1996, the Company also acquired JPS Automotive for $220 million, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million of cash. The Company also acquired the minority interest in a JPS Automotive subsidiary for $10 million. During 1997, the Company finalized the purchase price and received approximately $11.2 million from the seller as a reduction of the purchase price. The purchase price allocation related to the JPS Automotive acquisition established goodwill of approximately $105.9 million and certain reserves related to management's plans to rationalize certain acquired manufacturing facilities. See Note 16.

     On May 1, 1996, the Company acquired the business of BTR Fatati Limited ("Fatati"), a manufacturer and supplier of molded floor carpets and luggage compartment trim for the European automotive market.

     The results of operations of the acquired companies are included in the Company's consolidated statements of operations for the periods in which they were owned by the Company.

     The acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of forty years on a straight line basis. In determining the amortization period of goodwill assigned to these automotive industry acquisitions, management assessed the impact of these acquisitions on the Company's ability to strategically position itself with the long term trends in the design and manufacture of automotive products. The trends that management has identified are the increased use of plastic components, the increased sourcing of interior systems and automotive manufacturers' movement to fewer suppliers and to suppliers with engineering and design capabilities. The Company anticipates the reduction in the supply chain will result in integration whereby the complete interior of an automobile will be co-designed and developed with fewer suppliers who will manufacture and deliver required components. The Company anticipates these capabilities will be essential to its long term strategic positioning as a key supplier within the automotive industry and with its customers.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. PRO FORMA INFORMATION
     Set forth below are unaudited pro forma consolidated results from continuing operations assuming (i) the fiscal 1997 acquisition of Perstorp's interest in the Collins & Aikman/Perstorp Joint Venture (see Note 3) had occurred as of the beginning of fiscal 1997 and 1996, (ii) the 1996 acquisitions of JPS Automotive and Perstorp Components had occurred as of the beginning of fiscal 1996, and (iii) the issuance of the Subordinated Notes, the application of the net proceeds to pay down indebtedness and the amendments to the Replaced Facilities (as defined in Note 11) had occurred as of the beginning of fiscal 1996 (in thousands, except per share amounts):



                                                             Fiscal Year Ended
                                                   --------------------------------------
                                                    December 27, 1997   December 28, 1996
                                                   ------------------- ------------------
                                                        (52 Weeks)         (48 Weeks)
    Net sales ....................................     $ 1,768,944        $  1,539,741
    Operating income .............................          89,478             126,870
    Interest expense, net ........................          80,624              72,406
    Loss on the sale of receivables ..............           4,700               4,533
    Income (loss) from continuing operations .....          (8,201)             29,952
    Income (loss) from continuing operations:
     Per basic common share ......................     $     (0.12)       $       0.43
     Per diluted common share ....................           (0.12)               0.43
    Average shares outstanding:
     Basic .......................................          66,337              68,997
     Diluted .....................................          66,337              69,887

     After giving effect to the adjustments above, net income (loss) for fiscal 1997 and 1996 on a pro forma basis would have been $157.1 million and $42.4 million, respectively.

     Set forth below are unaudited pro forma consolidated results from continuing operations assuming (i) the fiscal 1996 acquisitions of JPS Automotive and Perstorp Components (see Note 3) had occurred as of the beginning of fiscal 1996 and 1995, (ii) the issuance of the Subordinated Notes, the application of the net proceeds to pay down indebtedness and the amendments to the Replaced Facilities (as defined in Note 11) had occurred as of the beginning of fiscal 1996 and 1995 and (iii) the fiscal 1995 acquisitions of C&A Plastics and Amco had occurred as of the beginning of fiscal 1995 (in thousands, except per share amounts):



                                                        Fiscal Year Ended
                                              -------------------------------------
                                               December 28, 1996   January 27, 1996
                                              ------------------- -----------------
                                                   (48 Weeks)         (52 Weeks)
    Net sales ...............................    $  1,414,828       $  1,554,114
    Operating income ........................         123,635            136,547
    Interest expense, net ...................          69,088             73,786
    Loss on the sale of receivables .........           4,533              6,246
    Income from continuing operations .......          29,819            196,457
    Income from continuing operations:
     Per basic common share .................    $       0.43       $       2.81
     Per diluted common share ...............            0.43               2.76
    Average shares outstanding:
     Basic ..................................          68,997             70,015
     Diluted ................................          69,887             71,181

     After giving effect to the adjustments above, net income for fiscal 1996 and 1995 on a pro forma basis would have been $42.1 million and $189.3 million, respectively. The extraordinary loss in fiscal 1996 would have been eliminated because the pro forma adjustments assume that the transaction that created the extraordinary loss would have occurred at the beginning of the year.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5. CHANGE IN FISCAL YEAR
     During fiscal 1996, the Company changed its fiscal year-end to the last Saturday in December. As a result of this change, fiscal 1996 was a 48-week period. The following information presents comparative data for the 48 and 47-week periods ended December 28, 1996 and December 23, 1995 (in thousands, except per share amounts):



                                                           Period Ended
                                              --------------------------------------
                                                                   December 23, 1995
                                               December 28, 1996      (Unaudited)
                                              ------------------- ------------------
                                                   (48 Weeks)         (47 Weeks)
    Net sales ...............................     $ 1,053,821         $  815,811
    Operating income ........................         101,904             88,767
    Income from continuing operations .......          32,966             55,180
    Income from discontinued operations .....          14,468             20,440
    Extraordinary loss ......................          (6,610)                --
    Net income ..............................          40,824             75,620
    Net income (loss) per basic share:
     Continuing operations ..................     $      0.48         $     0.79
     Discontinued operations ................            0.21               0.29
     Extraordinary loss .....................          ( 0.10)                --
                                                  -----------         ----------
     Net income .............................     $      0.59         $     1.08
                                                  ===========         ==========
    Net income (loss) per diluted share:
     Continuing operations ..................     $      0.47         $     0.77
     Discontinued operations ................            0.21               0.29
     Extraordinary loss .....................          ( 0.10)                --
                                                  -----------         ----------
     Net income .............................     $      0.58         $     1.06
                                                  ===========         ==========

6. INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS

     During April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11 1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure by entering into an 8.50% cap on LIBOR on $27 million of notional principal amount. Payments to be received, if any, as a result of these agreements are accrued as an adjustment to interest expense.

     The effect of the above interest rate protection agreements and similar agreements which expired in prior years on the operating results of the Company was to decrease interest expense by $0.3 million in fiscal 1998 and $0.1 million in fiscal 1997 and to increase interest expense by $0.7 million in fiscal 1996.

     The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 1999. These contracts, which aggregated a U.S. dollar equivalent of $148.2 million at December 26, 1998, are to manage the currency volatility associated with purchase transactions. The fair value of these contracts approximated the contract value at December 26, 1998.

     During 1998, the Company purchased option contracts with a notional amount of $71.4 million, giving the Company the right to purchase U.S. dollars for use by its Canadian operations. These contracts expire periodically throughout 1999. The premium associated with these contracts of approximately $1.2 million is being amortized over the contracts' terms.

     During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45 million of U.S. dollar denominated borrowings of a Canadian subsidiary. The agreement swapped LIBOR based interest rates

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

6. INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS -- (Continued)

for the Canadian equivalent as well as fixed the exchange rate for the principal balance upon maturation. During fiscal 1997, this agreement resulted in reductions of interest expense and other expenses of approximately $1.7 million. This agreement was terminated on June 1, 1998 as a result of the repayment of the Canadian term loan. The term loan balance was repaid in conjunction with the refinancing and replacement of the Company's credit facilities. See Note 11 for additional information on the new credit facility.


7. INVENTORIES

     Inventory balances are summarized below (in thousands):



                             December 26,   December 27,
                                 1998           1997
                            -------------- -------------
  Raw materials ...........    $ 79,285       $ 72,862
  Work in process .........      32,408         31,066
  Finished goods ..........      41,147         38,114
                               --------       --------
                               $152,840       $142,042
                               ========       ========

8. OTHER CURRENT ASSETS

     Other current asset balances are summarized below (in thousands):



                                       December 26,   December 27,
                                           1998           1997
                                      -------------- -------------
  Deferred tax assets ...............    $ 30,027       $ 33,345
  Prepaid tooling and molds .........      36,722         32,460
  Other .............................      29,407         26,311
                                         --------       --------
                                         $ 96,156       $ 92,116
                                         ========       ========

9. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, are summarized below (in thousands):



                                                       December 26,   December 27,
                                                           1998           1997
                                                      -------------- -------------
          Land and improvements .....................   $   25,260    $   24,177
          Buildings .................................      146,577       129,507
          Machinery and equipment ...................      481,532       414,136
          Leasehold improvements ....................        1,171         1,830
          Construction in progress ..................       53,673        30,589
                                                        ----------    ----------
                                                           708,213       600,239
          Less accumulated depreciation and amortization  (261,092)     (212,152)
                                                        ----------    ----------
                                                        $  447,121    $  388,087
                                                        ==========    ==========

     Depreciation and leasehold amortization of property, plant and equipment applicable to continuing operations was $52.6 million, $42.7 million, and $24.5 million for fiscal 1998, 1997 and 1996, respectively.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

10. ACCRUED EXPENSES
     Accrued expenses are summarized below (in thousands):



                                       December 26,   December 27,
                                           1998           1997
                                      -------------- -------------
  Payroll and employee benefits .....    $  46,733     $  40,181
  Interest ..........................       12,636        15,495
  Other .............................       83,933        92,525
                                         ---------     ---------
                                         $ 143,302     $ 148,201
                                         =========     =========

11. LONG-TERM DEBT

     Long-term debt is summarized below (in thousands):



                                                                            December 26,   December 27,
                                                                                1998           1997
                                                                           -------------- -------------
      Bank Credit Facilities:
        Revolving Credit Facility, including $57.4 million by the Canadian
         Borrowers at December 26, 1998 ..................................   $ 143,878      $  10,000
        Term Loan A Facility .............................................     100,000         17,566
        Term Loan B Facility .............................................     125,000        167,380
        Delayed Draw Term Loan ...........................................          --         23,845
      Public Indebtedness:
        11 1/2% Senior Subordinated Notes ................................     400,000        400,000
        JPS Automotive 11 1/8% Senior Notes, including premiums of
         $2.2 million and $3.2 million, respectively .....................      88,247         91,843
      Other ..............................................................       8,924         62,300
                                                                             ---------      ---------
      Total debt .........................................................     866,049        772,934
      Less current maturities ............................................     (19,942)       (20,558)
                                                                             ---------      ---------
                                                                             $ 846,107      $ 752,376
                                                                             =========      =========

Bank Credit Facilities

     On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities include a provision for a Tranche C credit facility (the "Tranche C Facility") of up to $150 million in loan borrowings having amortization and interest rate terms to be agreed upon between the Company and the applicable lenders who may supply commitments at such time as the Tranche C Facility may be utilized. The Credit Agreement Facilities (including the Tranche C Facility, if utilized) replace and refinance the Company's previously outstanding bank credit facilities, including the facilities entered into in June 1994 and December 1995 and amended and restated in June 1996 and the Delayed Draw Term Loan Facility entered into by the Company in connection with the acquisition of JPS Automotive in December 1996 (collectively, the "Replaced Facilities"). In conjunction with the refinancing, the Company wrote off deferred financing charges relating to the previous bank facilities of $3.6 million, net of income taxes of $2.4 million.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. LONG-TERM DEBT -- (Continued)

     In June 1996, the Company amended and restated the Replaced Facilities in connection with the sale of $400 million in Senior Subordinated Notes (discussed below). The amendment resulted in the use of proceeds from such sale to repay various outstanding amounts under the Replaced Facilities. In connection with such amendment and repayment, the Company recognized a non-cash extraordinary charge of $6.6 million, net of income taxes of $4.7 million.

     In December 1996, in connection with the acquisition of JPS Automotive, the Company amended the Replaced Facilities to allow for the existence of the JPS Automotive 11 1/8% Senior Notes ("JPS Automotive Senior Notes") and to allow the Company to retain proceeds from the sale of the Company's Floorcoverings subsidiary ("Floorcoverings"). Additionally, in December 1996, the Company entered into a $200 million Delayed Draw Term Loan Facility to finance the purchase of JPS Automotive Senior Notes. The Delayed Draw Term Loan Facility was repaid in conjunction with the refinancing and replacement of the Company's credit facilities in May 1998.

     The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities and are generally similar to the covenants and ratios contained in the Replaced Facilities. The interest coverage and leverage ratios were waived for the third and fourth quarters of 1998 due to the General Motors strike and decreased sales of automotive fabrics. Effective March 8, 1999, the Company, in view of the decreased sales of automotive fabrics and the General Motors strike, obtained an amendment to the Credit Agreement Facilities primarily in order to modify the covenants relating to interest coverage and leverage ratios. The amendment resulted generally in an increase in the interest rates charged under the Credit Agreement Facilities. At December 26, 1998, the Company's effective borrowing rate under the amended Credit Agreement Facilities would have increased by 0.59% per annum. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign, or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of the Company's Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings"). The Company's obligations under the Credit Agreement Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries. These restrictions on dividends and distributions are generally similar to those contained in the Replaced Facilities.

     Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 1.75% in the case of the LIBOR/BA Margin and .75% in the case of the ABR/Canadian Prime Rate Margin on December 26, 1998, prior to the March 8, 1999 amendment. Had the terms of the March 8, 1999 amendment been applied at December 26, 1998, the LIBOR/BA Margin would have been 2.25% and the ABR/Canadian Prime Rate Margin would have been 1.25%. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. LONG-TERM DEBT -- (Continued)

(ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 1% and 2%, respectively, at December 26, 1998. Had the terms of the March 8, 1999 amendment been applied at December 26, 1998, the Tranche B ABR Margin would have been 1.75% and the Tranche B LIBOR Margin would have been 2.75%. The weighted average rate of interest on the Credit Agreement Facilities at December 26, 1998 was 7.3%.


Public Indebtedness

     In June 1996, the Company's wholly-owned subsidiary, C&A Products, issued at face value $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the Company. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and used the remainder for general corporate purposes. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount. The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate, dividends to stockholders of the Company or stock repurchases in the amount of the net proceeds from the sale of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

     On the JPS Automotive acquisition date, $180 million principal amount of JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") were outstanding. Of this amount, $68 million had been purchased by the Company in the open market and were subsequently contributed to or repurchased by JPS Automotive. The remaining $112 million face value of JPS Automotive Senior Notes were recorded at a market value of $117.2 million on the date of the acquisition. Holders of the JPS Automotive Senior Notes had the right to put their notes to JPS Automotive at a price of 101% of their principal amount plus accrued interest as a result of the JPS Automotive acquisition. Approximately $3.9 million principal amount of JPS Automotive Senior Notes were so put to JPS Automotive and then repurchased by JPS Automotive on March 10, 1997. In addition, JPS Automotive repurchased $23 thousand of JPS Automotive Senior Notes in conjunction with an offer to purchase as a result of the 1997 sale of its airbag and industrial fabric operation ("Airbag"). See Note 15. In addition, during 1998 and 1997, JPS Automotive purchased $2.6 million and $19.4 million, respectively of JPS Automotive Senior Notes in the open market. These notes were subsequently retired. The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of December 26, 1998. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

11. LONG-TERM DEBT -- (Continued)

     At December 26, 1998, the scheduled annual maturities of long-term debt are as follows (in thousands):



Fiscal Year Ending
-------------------------
  December 1999 .........  $  19,942
  December 2000 .........     24,110
  December 2001 .........    113,430
  December 2002 .........     28,933
  December 2003 .........     24,351
  Later Years ...........    655,283
                           ---------
                           $ 866,049
                           =========

     Total interest paid by the Company on all indebtedness was $86.6 million, $93.0 million, and $60.0 million for fiscal 1998, 1997 and 1996, respectively.


12. RECEIVABLES FACILITY

     On March 31, 1995, C&A Products entered, through a trust formed by Carcorp, Inc., ("Carcorp"), a wholly-owned, bankruptcy remote subsidiary of C&A Products, into a receivables facility (the "Receivables Facility"), comprised of (i) term certificates, which were issued on March 31, 1995 in an aggregate face amount of $110 million having a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million having a term of five years. Carcorp purchases on a revolving basis and transfers to the trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada. The certificates represent the right to receive payments generated by the receivables held by the trust.

     As a result of the Company's divestiture of its non-automotive businesses (see Note 15), the trust was required to redeem certain of the outstanding term certificates. As of December 26, 1998, and December 27, 1997, $50 million of the term certificates remained outstanding. Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at December 26, 1998 the maximum amount available under the variable funding certificates was $64.6 million, of which $0.1 million was unutilized.

     The weighted average interest rate on the sold interests under the Receivables Facility at December 26, 1998 was 6.0%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

     The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the Sellers. Collections on receivables are required to remain in the trust if at any time the trust does not contain sufficient eligible receivables to support the outstanding certificates. The Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $25 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and change in credit and collection practices) customary for facilities of this type. The commitments under the Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and in the case of variable funding certificates, failure of the receivables to satisfy certain performance criteria. The scheduled amortization of the Receivables Facility begins December 25, 1999. The Company is currently reviewing proposals to replace this facility.

     In connection with the receivables sales, losses of $6.1 million, $4.7 million, and $4.5 million were incurred for continuing operations in fiscal 1998, 1997, and 1996 respectively.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

12. RECEIVABLES FACILITY -- (Continued)

     As of December 26, 1998 and December 27, 1997, Carcorp's total receivables pool was $202.4 million and $193.4 million, respectively. As of December 26, 1998 and December 27, 1997, the holders of term certificates and variable funding certificates collectively had invested $114.5 million and $122.0 million, respectively, to purchase an undivided senior interest (net of settlements in transit) in the trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts and other receivables balances as of those dates.


13. LEASE COMMITMENTS

     The Company is the lessee under various long-term operating leases for land and buildings for periods up to forty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to ten years.

     The Company maintains a master equipment lease arrangement with a bank. The Company made lease payments under this arrangement related to continuing operations of approximately $5.4 million, $5.6 million and $4.0 million for fiscal 1998, 1997, and 1996, respectively. The Company has a purchase option on the equipment at the end of the lease term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating. The Company may sell and lease back additional equipment in the future under the same master lease agreement, subject to the lessor's approval.

     At December 26, 1998, future minimum lease payments under operating leases for continuing operations are as follows (in thousands):



Fiscal Year Ending
-------------------------
  December 1999 .........  $ 17,911
  December 2000 .........    16,671
  December 2001 .........    13,447
  December 2002 .........    11,314
  December 2003 .........     8,697
  Later Years ...........     5,561
                           --------
                           $ 73,601
                           ========

     Rental expense of continuing operations under operating leases was $17.3 million, $15.4 million, and $15.2 million for fiscal 1998, 1997 and 1996, respectively. Obligations under capital leases are not significant.


14. EMPLOYEE BENEFIT PLANS

     Defined Pension and Postretirement Benefit Plans

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

     Subsidiaries of the Company have also provided postretirement life and health coverage for certain retirees under plans currently in effect. Many of the subsidiaries' domestic and Canadian employees may be eligible for coverage if they reach retirement age while still employed by the Company. Most of these plans are contributory. In general, future increases in costs are fully passed on to the retiree. However, future increases in costs for the Canadian divisions and limited domestic operations are shared between the Company and the retiree.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. EMPLOYEE BENEFIT PLANS -- (Continued)

     The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company's consolidated balance sheets at December 26, 1998 and December 27, 1997 (in thousands):



                                                                     Pension Benefits           Postretirement Benefits
                                                               ----------------------------- ------------------------------
                                                                     Fiscal Year Ended             Fiscal Year Ended
                                                                December 26,   December 27,   December 26,    December 27,
                                                                    1998           1997           1998            1997
                                                               -------------- -------------- -------------- ---------------
Change in benefit obligation:
Benefit obligation at beginning of year ......................   $  158,605     $  161,584     $   77,500     $    83,168
Service cost .................................................        8,713          7,295          1,611           1,328
Interest cost ................................................       10,709          9,640          4,589           4,428
Amendments ...................................................        1,719          2,108            (60)             --
Actuarial loss (gain) ........................................       12,592          7,929         (3,925)          1,522
Employee contributions .......................................           --             --            995           1,066
Acquisitions .................................................           --          5,239             --              --
Discontinued operations, including effect of disposition .....       (7,960)       (20,109)        (9,729)         (7,678)
Benefits paid ................................................      (16,175)       (13,726)        (5,026)         (6,334)
Currency adjustment ..........................................       (2,050)        (1,355)            --              --
                                                                 ----------     ----------     ----------     -----------
Benefit obligation at end of year ............................   $  166,153     $  158,605     $   65,955     $    77,500
                                                                 ==========     ==========     ==========     ===========
Change in plan assets:
Fair value of plan assets at beginning of year ...............   $  136,126     $  141,095     $       --     $        --
Actual return on plan assets .................................       17,504         17,691             --              --
Employer contributions .......................................       16,368         13,879          4,031           5,268
Employee contributions .......................................           --             --            995           1,066
Discontinued operations, including effect of disposition .....       (8,073)       (21,500)            --              --
Benefits paid ................................................      (16,175)       (13,726)        (5,026)         (6,334)
Currency adjustment ..........................................       (1,529)        (1,313)            --              --
                                                                 ----------     ----------     ----------     -----------
Fair value of plan assets at end of year .....................   $  144,221     $  136,126     $       --     $        --
                                                                 ==========     ==========     ==========     ===========
Reconciliation of funded status to net amount recognized:
Funded status ................................................   $  (21,932)    $  (22,479)    $  (65,955)    $   (77,500)
Unrecognized net loss (gain) .................................       22,995         20,216        (10,306)         (7,366)
Unrecognized prior service cost (gain) .......................        1,324         (1,576)       (11,066)        (15,468)
                                                                 ----------     ----------     ----------     -----------
Net amount recognized ........................................   $    2,387     $   (3,839)    $  (87,327)    $  (100,334)
                                                                 ==========     ==========     ==========     ===========
Amounts recognized in the consolidated balance sheet
  consist of:
Prepaid benefit cost .........................................   $   18,666     $    7,250     $       --     $        --
Accrued benefit liability ....................................      (21,473)       (23,358)       (87,327)       (100,334)
Intangible asset .............................................        2,146            971             --              --
Accumulated other comprehensive loss .........................        3,048         11,298             --              --
                                                                 ----------     ----------     ----------     -----------
Net amount recognized ........................................   $    2,387     $   (3,839)    $  (87,327)    $  (100,334)
                                                                 ==========     ==========     ==========     ===========

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $34.7 million, $32.5 million, and $12.1 million, respectively, as of December 26, 1998 and $107.6 million, $102.8 million and $82.3 million respectively, as of December 27, 1997.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. EMPLOYEE BENEFIT PLANS -- (Continued)

     The net periodic benefit cost of continuing operations for fiscal 1998, 1997, and 1996 includes the following components (in thousands):



                                                            Pension Benefits
                                              --------------------------------------------
                                                           Fiscal Year Ended
                                               December 26,   December 27,   December 28,
                                                   1998           1997           1996
                                              -------------- -------------- --------------
                                                (52 Weeks)     (52 Weeks)     (48 Weeks)
Components of net periodic benefit cost:
 Service cost ...............................   $    8,713      $  7,295       $  4,043
 Interest cost ..............................       10,709         9,640          6,905
 Expected return on plan assets .............      (11,805)       (9,701)        (6,390)
 Amortization of prior service cost (gain)...          426          (377)          (248)
 Recognized net actuarial loss (gain) .......          699           525            345
                                                ----------      --------       --------
 Net periodic benefit cost ..................   $    8,742      $  7,382       $  4,655
                                                ==========      ========       ========



                                                        Postretirement Benefits
                                              -------------------------------------------
                                                           Fiscal Year Ended
                                               December 26,   December 27,   December 28,
                                                   1998           1997           1996
                                              -------------- -------------- -------------
                                                (52 Weeks)     (52 Weeks)     (48 Weeks)
Components of net periodic benefit cost:
 Service cost ...............................    $  1,611       $  1,328       $   769
 Interest cost ..............................       4,589          4,428         1,756
 Expected return on plan assets .............          --             --            --
 Amortization of prior service cost (gain)...      (1,511)        (1,492)          (13)
 Recognized net actuarial loss (gain) .......        (775)          (854)         (921)
                                                 --------       --------       -------
 Net periodic benefit cost ..................    $  3,914       $  3,410       $ 1,591
                                                 ========       ========       =======

     Weighted average assumptions are summarized as follows.



                                                             Postretirement
                                        Pension Benefits        Benefits
                                       ------------------- -------------------
                                          1998      1997      1998      1997
                                       --------- --------- --------- ---------
       Discount rate .................     6.6%      7.0%      6.7%      7.0%
       Expected return on plan assets      9.0%      9.0%     N/A       N/A
       Rate of compensation increase .     4.5%      4.5%     N/A       N/A

     For measurement purposes, health care costs for domestic plans were assumed to increase 8% in 1999 grading down gradually to a constant level of 6% annual increase. Health care costs for Canadian plans were assumed to increase approximately 11% during 1999 grading down gradually to a constant level of aproximately 5.5% annual increase.

     Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):



                                                                   1-Percentage-Point   1-Percentage-Point
                                                                        Increase             Decrease
                                                                  -------------------- -------------------
       Effect on total of service and interest cost components ..        $  322             $   (276)
       Effect on postretirement benefit obligation ..............         2,661               (2,294)

     Defined Contribution Plans

     Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company's discretion as specified in the plan documents. Contributions relating to continuing operations were $3.5 million, $3.5 million, and $2.8 million in fiscal 1998, 1997, and 1996, respectively.


15. DISCONTINUED OPERATIONS

     On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners for a sales price of $71.9 million and an option for 6.7% of the common stock of the purchaser (which includes Wallcoverings and the former wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. The proceeds were used to repay long-term debt. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of an estimated income tax benefit in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date. Losses incurred by Wallcoverings from April 29, 1996, (the date of Wallcoverings' discontinuance) to the date of sale were charged to the Company's existing discontinued operations reserves. The Wallcoverings operating losses were in excess of management's forecasted expectations as of the date of discontinuance but within previously established accruals.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

15. DISCONTINUED OPERATIONS -- (Continued)

     On July 24, 1997, JPS Automotive completed the sale of its Air Restraint and Technical Products Division, an airbag and industrial fabric business ("Airbag"), to Safety Components International, Inc. for a purchase price of approximately $56 million. No gain or loss was recorded on the sale since the sales price approximated the acquisition fair value and book value of Airbag.

     On July 16, 1997, the Company completed its sale of the Mastercraft Group for a purchase price of approximately $309.5 million. A portion of the net proceeds from the sale was used to reduce the Company's long-term debt. The sale resulted in a net after-tax gain of $97.5 million.

     On February 6, 1997, the Company completed the sale of its Floorcoverings subsidiary for $195.6 million and the net proceeds were used to pay down debt incurred to finance the Company's automotive strategy. The sale resulted in a net after-tax gain of $85.3 million.

     The Company has accounted for the financial results and net assets of the Mastercraft Group, Floorcoverings, Airbag and Wallcoverings as discontinued operations. Information about the Company's discontinued operations is below (in thousands):



                                                  Fiscal Year Ended
                                     -------------------------------------------
                                      December 26,   December 27,   December 28,
                                          1998           1997           1996
                                     -------------- -------------- -------------
                                       (52 Weeks)     (52 Weeks)     (48 Weeks)
      Net sales(a) .................     $   --        $ 200,350     $ 443,338
      Net income ...................         --            4,306        14,468
      Identifiable assets ..........         --           53,004       263,523
      Capital expenditures .........      3,144           15,254        43,454

---------
(a) Amount is not included in consolidated totals.

     Net interest expense of discontinued operations (including amounts attributable to discontinued operations) was $12.5 million and $26.7 million in fiscal 1997 and 1996, respectively. Interest expense of $12.6 million and $26.5 million during fiscal 1997, and 1996, respectively, was allocated to discontinued operations based upon the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. No interest expense was allocated to discontinued operations for the year ended December 26, 1998. In addition, a portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of
(x) receivables included in the trust's receivable pool related to Floorcoverings and the Mastercraft Group to (y) the total trust's receivables pool. For fiscal 1997 and 1996, amounts allocated to discontinued operations for the loss on sale of receivables totaled $0.6 million and $2.2 million, respectively. No allocation of loss on sale of receivables was made to discontinued operations in the year ended December 26, 1998.

     In connection with the retained lease liabilities of certain discontinued operations, the Company has future minimum lease payments and future sublease rental receipts at December 26, 1998 as follows (in thousands):



                           Minimum Lease   Sublease Rental
Fiscal Years Ending           Payments        Receipts
------------------------- --------------- ----------------
  December 1999 .........     $  2,603        $  1,868
  December 2000 .........        2,562           2,120
  December 2001 .........        2,141           2,239
  December 2002 .........        1,918           2,117
  December 2003 .........        1,767           1,876
  Later years ...........        8,825          10,406
                              --------        --------
                              $ 19,816        $ 20,626
                              ========        ========

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. FACILITY CLOSING COSTS
     In connection with the acquisition of JPS Automotive, the Company eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. The Company is currently in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing C&A Products facility.

     These actions affected approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively.

     The components of the reserves for the relocation and facility closures, which are expected to be completed during the second quarter of fiscal 1999, are as follows (in thousands):



                                                                                                       Remaining
                                                                                                        Reserve
                                                                              Original     Changes    December 26,
                                                                               Reserve   in Reserve       1998
                                                                             ---------- ------------ -------------
     Anticipated expenditures to close and dispose of idled facilities .....  $  2,746   $  (2,327)     $   419
     Anticipated severance benefits ........................................     7,655      (6,134)       1,521
                                                                              --------   ---------      -------
                                                                              $ 10,401   $  (8,461)     $ 1,940
                                                                              ========   =========      =======

17. COMMON STOCKHOLDERS' DEFICIT

     Dividend

     On February 10, 1999, the Company declared a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of common stock held by stockholders of record as of the close of business on February 22, 1999. The dividend was paid on March 1, 1999. The dividend reduced the amount authorized by the Company's Board of Directors for the Company's 1999 share repurchase program from $25 million to approximately $19 million.


     Accumulated Other Comprehensive Loss

     The accumulated balances and activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):



                                              Foreign                   Accumulated
                                              Currency      Pension        Other
                                            Translation     Equity     Comprehensive
                                            Adjustments   Adjustment       Loss
                                           ------------- ------------ --------------
    Balance at January 27, 1996 ..........  $  (23,719)   $  (9,090)    $  (32,809)
     Change in balance ...................       2,921       (1,075)         1,846
                                            ----------    ---------     ----------
    Balance at December 28, 1996 .........     (20,798)     (10,165)       (30,963)
     Change in balance ...................      (8,325)        (535)        (8,860)
                                            ----------    ---------     ----------
    Balance at December 27, 1997 .........     (29,123)     (10,700)       (39,823)
     Change in balance ...................       7,569        8,827         16,396
                                            ----------    ---------     ----------
    Balance at December 26, 1998 .........  $  (21,554)   $  (1,873)    $  (23,427)
                                            ==========    =========     ==========

     The income tax benefit for the pension equity adjustment was $1.2 million for fiscal 1998. No income taxes have been provided for the foreign currency translation adjustments.


     Stock Option Plans

     The 1994 Employee Stock Option Plan ("1994 Plan") was adopted as a successor to the 1993 Employee Stock Option Plan to facilitate awards to certain key employees and to consultants. The 1994 Plan authorizes the issuance of up to 2,980,534 shares of common stock and provides that no options may be granted after 10 years from the effective date of this plan. Options vest, in each case, as specified by the Company's compensation committee, generally over three years after issuance. At December 26, 1998, options representing 1,528,511 shares of common stock were available for grants.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

17. COMMON STOCKHOLDERS' DEFICIT -- (Continued)

     Effective February 23, 1995, the Company adopted the 1994 Directors Stock Option Plan which provides for the issuance of options to acquire a maximum of 600,000 shares of common stock to directors who are not part of management and are not affiliated with a major stockholder. As of December 26, 1998, 100,000 options had been granted.

     On January 14, 1997, the Company adopted the 1997 United Kingdom Scheme, which provides for the issuance of options to key employees under the 1994 Plan. As of December 26, 1998, 24,974 options had been granted.

     Stock option activity under the plans is as follows:



                                       December 26, 1998        December 27, 1997         December 28, 1996
                                    ------------------------ ------------------------ -------------------------
                                                   Weighted                 Weighted                  Weighted
                                                    Average                  Average                  Average
                                      Number of    Exercise    Number of    Exercise    Number of     Exercise
                                        Shares       Price       Shares       Price       Shares       Price
                                    ------------- ---------- ------------- ---------- ------------- -----------
Outstanding beginning of year .....   2,732,195    $   5.86    3,287,106    $   5.25    3,298,036    $   5.12
Awarded ...........................     480,000        8.65      584,000        8.33      145,000        6.71
Cancelled .........................     (71,000)       8.56      (83,127)       6.46      (19,492)       4.10
Exercised .........................          --          --     (373,570)       4.70      (69,022)       3.99
Surrendered .......................          --          --     (682,214)       5.57      (67,416)       3.99
                                      ---------                ---------                ---------
Outstanding at end of year ........   3,141,195    $   6.23    2,732,195    $   5.86    3,287,106    $   5.25
                                      =========                =========                =========

     At December 26, 1998, December 27, 1997 and December 28, 1996, 2,129,095,
1,858,685, and 2,709,094, respectively, of the outstanding options were exercisable at a weighted average price of $5.22, $4.78, and $4.74, respectively.

     Of the total options outstanding at December 26, 1998, 1,508,324 have an exercise price in the range of $3.99 and $4.43 with a weighted average exercise price of $4.00 and a weighted average contractual life of 5 years. These options are currently exercisable. The remaining 1,632,871 of total options outstanding at December 26, 1998 have an exercise price in the range of $6.00 and $11.75 with a weighted average exercise price of $8.28 and a weighted average contractual life of 8 years; 620,771 of these options are currently exercisable at a weighted average exercise price of $8.18. Upon a change of control, as defined, all of the above options become fully vested and exercisable.

     SFAS No. 123, "Accounting for Stock-Based Compensation", encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options, and is required to provide pro forma disclosures of what net income and earnings per share would have been had the Company adopted the fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results (in thousands, except per share amounts):



                                          Fiscal Year Ended
                             -------------------------------------------
                              December 26,   December 27,   December 28,
                                  1998           1997           1996
                             -------------- -------------- -------------
                               (52 weeks)     (52 weeks)     (48 weeks)
      Net income (loss):
  As reported ..............   $  (3,815)     $  155,235     $  40,824
  Pro forma ................      (5,017)        154,525        40,261
      Basic EPS:
  As reported ..............   $   (0.06)     $     2.34     $    0.59
  Pro forma ................       (0.08)           2.33          0.58
      Diluted EPS:
  As reported ..............   $   (0.06)     $     2.34     $    0.58
  Pro forma ................       (0.07)           2.33          0.58

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

17. COMMON STOCKHOLDERS' DEFICIT -- (Continued)

     For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1998, 1997 and 1996: expected volatility of 40%, expected lives of 10 years which equals the lives of the grants, the risk free interest rate ranged from 5.46% to 7.82% and a zero expected dividend rate. The weighted average grant-date fair value of an option granted during fiscal 1998, 1997 and 1996 was $5.43, $5.41 and $4.32, respectively.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 28, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.


18. INCOME TAXES

     The provisions for income taxes applicable to continuing operations for fiscal 1998, 1997 and 1996 are summarized as follows (in thousands):



                                                Fiscal Year Ended
                                   -------------------------------------------
                                    December 26,   December 27,   December 28,
                                        1998           1997           1996
                                   -------------- -------------- -------------
                                     (52 Weeks)     (52 Weeks)     (48 Weeks)
      Current
       Federal ...................    $     --       $     --       $    250
       State .....................       2,900          2,600          2,006
       Foreign ...................       9,617          6,146          9,958
                                      --------       --------       --------
                                        12,517          8,746         12,214
      Deferred
       Federal ...................      (7,097)         4,833          9,871
       State .....................      (1,075)           882          1,811
       Foreign ...................         939         (1,463)           546
                                      --------       --------       --------
                                        (7,233)         4,252         12,228
                                      --------       --------       --------
      Income tax expense .........    $  5,284       $ 12,998       $ 24,442
                                      ========       ========       ========

     Domestic and foreign components of income from continuing operations before income taxes are summarized as follows (in thousands):



                                  Fiscal Year Ended
                     -------------------------------------------
                      December 26,   December 27,   December 28,
                          1998           1997           1996
                     -------------- -------------- -------------
                       (52 Weeks)     (52 Weeks)     (48 Weeks)
  Domestic .........   $  (26,900)    $  (4,545)      $ 25,905
  Foreign ..........       32,093         7,452         31,503
                       ----------     ---------       --------
                       $    5,193     $   2,907       $ 57,408
                       ==========     =========       ========

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

18. INCOME TAXES -- (Continued)

     A reconciliation between income taxes computed at the statutory U.S. Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in thousands):



                                                                 Fiscal Year Ended
                                                    -------------------------------------------
                                                     December 26,   December 27,   December 28,
                                                         1998           1997           1996
                                                    -------------- -------------- -------------
                                                      (52 Weeks)     (52 Weeks)     (48 Weeks)
      Amount at statutory Federal rate ............     $ 1,818       $  1,017      $ 20,093
      State taxes, net of Federal income tax ......       1,187          2,263         2,481
      Tax differential on foreign earnings ........         134            123          (698)
      Foreign losses with no tax benefit ..........         379          1,436           176
      Foreign dividend income .....................          --             --           410
      Amortization and write-down of goodwill .....       1,470          7,770         1,243
      Other .......................................         296            389           737
                                                        -------       --------      --------
      Income tax expense ..........................     $ 5,284       $ 12,998      $ 24,442
                                                        =======       ========      ========

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax assets as of December 26, 1998 and December 27, 1997 were as follows (in thousands):



                                                              December 26,   December 27,
                                                                  1998           1997
                                                             -------------- -------------
          Deferred tax assets:
           Employee benefits, including postretirement benefits$  31,695      $  35,041
           Net operating loss carryforwards ................      79,902         46,793
           Investment tax credit carryforwards .............       1,130          2,200
           Alternative minimum tax credits .................      12,190         12,650
           Other liabilities and reserves ..................      74,386         81,018
           Valuation allowance .............................     (44,320)       (45,583)
                                                               ---------      ---------
               Total deferred tax assets ...................     154,983        132,119
          Deferred tax liabilities:
           Property, plant and equipment ...................     (66,153)       (50,245)
           Undistributed earnings of foreign subsidiaries ..      (7,226)        (7,226)
                                                               ---------      ---------
               Total deferred tax liabilities ..............     (73,379)       (57,471)
                                                               ---------      ---------
          Net deferred tax asset ...........................   $  81,604      $  74,648
                                                               =========      =========

     The valuation allowance at December 26, 1998 and December 27, 1997 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization. During fiscal 1998 the valuation allowance decreased $1.3 million from fiscal 1997. This decrease resulted primarily from the expiration of tax credits. During fiscal 1997, the valuation allowance decreased $2.5 million from fiscal 1996.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

18. INCOME TAXES -- (Continued)

     The above amounts have been classified in the consolidated balance sheets as follows (in thousands):



                                                                           December 26,   December 27,
                                                                               1998           1997
                                                                          -------------- -------------
       Deferred tax assets (liabilities):
        Current domestic and foreign, included in other current assets ..   $  30,027      $  33,345
        Current foreign, included in accrued expenses ...................          --           (395)
        Noncurrent domestic and foreign .................................      70,632         59,293
        Noncurrent foreign, included in other noncurrent liabilities ....     (19,055)       (17,595)
                                                                            ---------      ---------
                                                                            $  81,604      $  74,648
                                                                            =========      =========

     Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing operations in concluding that it is more likely than not that the net deferred tax assets of $81.6 million at December 26, 1998 will be realized. The Company announced a reorganization on February 10, 1999 (see Note 21) to better align itself in the marketplace. A major goal of this reorganization is to lower the overall cost structure of the Company and thereby increase profitability. These factors along with the timing of the reversal of its temporary differences and the expiration date of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

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

     At December 26, 1998, the Company had the following tax attributes carryforwards available for U.S. Federal income tax purposes (in thousands):



                                                                    Expiration
                                                          Amount      Dates
                                                       ----------- -----------
          Net operating losses -- regular tax
            Preacquisition, subject to limitations ...  $  19,812   2000-2009
            Postacquisition, unrestricted ............    199,397   2008-2018
                                                        ---------
                                                        $ 219,209
                                                        =========

          Net operating losses -- alternative minimum tax
            Preacquisition, subject to limitations ...  $  16,248   2000-2009
            Postacquisition, unrestricted ............    159,735   2008-2018
                                                        ---------
                                                        $ 175,983
                                                        =========

          Investment tax and other credits
            Preacquisition, subject to limitations ...  $   1,130   1999-2006
                                                        =========
            Alternative minimum tax credits ..........  $  12,190
                                                        =========

     Approximately $19.8 million of the Company's NOLs and $1.1 million of the Company's unused U.S. Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

18. INCOME TAXES -- (Continued)

credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control", which cannot be known at this time.

     Income taxes paid (refunds received) were ($6.0) million, $40.4 million, and $10.4 million for fiscal 1998, 1997 and 1996, respectively.


19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's continuing operations' financial instruments are summarized as follows (in thousands):



                                       December 26, 1998      December 27, 1997
                                    ----------------------- ----------------------
                                     Carrying    Estimated   Carrying   Estimated
                                      Amount    Fair Value    Amount    Fair Value
                                    ---------- ------------ ---------- -----------
    Long-term investments .........  $  3,332    $  3,332    $  3,125   $  3,125
    Long-term debt ................   866,049     885,386     772,934    829,234

     The following methods and assumptions were used to estimate these fair values:

     Long-Term Investments -- Fair value approximates carrying value.

     Long-Term Debt -- The fair value of the Subordinated Notes and JPS Automotive Senior Notes is based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value.

     Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.


20. RELATED PARTY TRANSACTIONS

     On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners. See Note 15.

     During fiscal 1998, the Company incurred fees and expenses of $0.1 million for services performed by Blackstone Partners or its affiliates for the 1996 acquisitions of JPS Automotive and Perstorp Components and the 1997 acquisition of the remaining interest in the Collins & Aikman/Perstorp Joint Venture. During fiscal 1997, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the dispositions of Floorcoverings and Mastercraft Group of approximately $2.6 million and $4.0 million, respectively. The Company also incurred fees and expenses for services performed by WP Partners, or their respective affiliates, in connection with the disposition of Wallcoverings of approximately $0.7 million in 1997. During fiscal 1996, the Company incurred fees and expenses for services performed by Blackstone Partners and WP Partners, or their respective affiliates, in connection with the 1996 acquisitions of JPS Automotive and Perstorp Components and the Collins & Aikman/Perstorp Joint Venture of approximately $2.7 million, $1.2 million and $0.8 million, respectively. In addition, Wasserstein Perella Securities, Inc., ("WP Securities") an affiliate of WP Partners, acted as the lead underwriter in the Subordinated Notes offering in June 1996 and was paid fees of approximately $5.4 million by C&A Products in connection therewith.

     Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable in quarterly installments.

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

21. INFORMATION ABOUT THE COMPANY'S OPERATIONS
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance. SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments. SFAS No. 131 is effective for financial statements for years beginning after December 15, 1997.

     On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North America Automotive Interior Systems, to be headquartered in the Detroit metro area, and Europe Automotive Interior Systems, to be headquartered in Germany. As part of the Reorganization, the Company has also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. The Company's reportable segments reflect these newly established divisions. Financial data for all periods has been presented on this basis. North America Automotive Interior Systems and Europe Automotive Interior Systems include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior systems. The Specialty Automotive Products division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

     The accounting policies of the divisions are the same as those described in the Summary of Significant Accounting Policies (See Note 2). The Company evaluates performance based on profit or loss from operations before interest expense, foreign exchange gains and losses, loss on sale of receivables, other income and expense, and income taxes.

     Information about the Company's divisions is presented below (in thousands).



                                                    Fiscal Year Ended December 26, 1998
                                                 -----------------------------------------
                                                     North America           Europe
                                                      Automotive           Automotive
                                                   Interior Systems     Interior Systems
                                                 -------------------- --------------------
  External revenues ............................ $ 1,065,461          $ 338,030
  Inter-segment revenues .......................     163,432             26,287
  Depreciation and amortization ................      34,348             16,832
  Operating income .............................      74,485              9,242
  Total assets .................................     788,054            260,023
  Capital expenditures .........................      53,550             12,440

                                                    Fiscal Year Ended December 27, 1997
                                                 ------------------------------------------
                                                   North America           Europe
                                                    Automotive           Automotive
                                                 Interior Systems     Interior Systems
                                                 -------------------- --------------------
  External revenues ............................ $ 1,053,546          $ 120,456
  Inter-segment revenues .......................      65,869              2,938
  Depreciation and amortization ................      37,260              6,000
  Impairment of long-lived assets (Note 2) .....      22,600                 --
  Operating income .............................      40,055              4,451
  Total assets .................................     740,463            183,378
  Capital expenditures .........................      35,327              3,488



                                                     Fiscal Year Ended December 26, 1998
                                                 -------------------------------------------
                                                    Specialty
                                                   Automotive
                                                    Products      Other (a)        Total
                                                 -------------- ------------- --------------
  External revenues ............................  $    421,978      $  --      $ 1,825,469
  Inter-segment revenues .......................        29,516         --          219,235
  Depreciation and amortization ................        14,871      1,023           67,074
  Operating income .............................        14,206        545           98,478
  Total assets .................................       267,129     67,005        1,382,211
  Capital expenditures .........................        20,537     12,464           98,991

                                                   Specialty
                                                  Automotive
                                                    Products    Other (a)         Total
                                                  ------------  ------------- -----------
  External revenues ............................  $    455,330  $    --        $ 1,629,332
  Inter-segment revenues .......................        23,798       --             92,605
  Depreciation and amortization ................        14,628      952             58,840
  Impairment of long-lived assets (Note 2) .....            --       --             22,600
  Operating income .............................        38,074    1,930             84,510
  Total assets .................................       271,396  107,155          1,302,392
  Capital expenditures .........................        15,733   17,227             71,775

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

21. INFORMATION ABOUT THE COMPANY'S OPERATIONS -- (Continued)


                                                          Fiscal Year Ended December 28, 1996
                                      ---------------------------------------------------------------------------
                                         North America         Europe        Specialty
                                          Automotive         Automotive      Automotive
                                      Interior Systems   Interior Systems     Products   Other (a)      Total
                                      ------------------ ------------------ ----------- ----------- -------------
  External revenues .................      $ 635,648          $ 29,490       $388,683    $     --    $1,053,821
  Inter-segment revenues ............         38,404                --         25,729          --        64,133
  Depreciation and amortization .....         18,933             1,124         11,893         445        32,395
  Operating income ..................         60,998             1,069         39,531         306       101,904
  Total assets ......................        747,261            98,722        236,832     447,474     1,530,289
  Capital expenditures ..............         21,197             2,526         10,354      44,377        78,454

---------
(a) Other includes the Company's discontinued operations (see Note 15) and non-operating units.

     Sales for the Company's primary product groups are as follows (in thousands):



                                                           Fiscal Year Ended
                                              -------------------------------------------
                                               December 26,   December 27,   December 28,
                                                   1998           1997           1996
                                              -------------- -------------- -------------
                                                (52 Weeks)     (52 Weeks)     (48 Weeks)
Molded floor carpet .........................   $  416,971    $   384,714    $   234,666
Luggage compartment trim ....................       95,897        101,034         56,820
Acoustical products .........................      225,130        167,758          5,033
Accessory floormats .........................      157,209        139,292        114,524
Plastic-based interior trim systems .........      417,534        294,555        176,345
Automotive fabrics ..........................      267,185        318,979        246,114
Convertible top systems .....................      104,348         88,801        105,051
Other .......................................      141,195        134,199        115,268
                                                ----------    -----------    -----------
Total .......................................   $1,825,469    $ 1,629,332    $ 1,053,821
                                                ==========    ===========    ===========

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

     Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:



                                          1998         1997         1996
                                       ----------   ----------   ----------
  General Motors Corporation .........     31.2%        37.1%        34.0%
  Ford Motor Company .................     19.9%        14.2%        15.4%
  DaimlerChrysler A.G. ...............     18.3%        17.4%        21.1%

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

21. INFORMATION ABOUT THE COMPANY'S OPERATIONS -- (Continued)

     Information about the Company's continuing operations in different geographic areas for fiscal 1998, 1997 and 1996 is presented below (in thousands).



                             Fiscal Year Ended          Fiscal Year Ended         Fiscal Year Ended
                             December 26, 1998          December 27, 1997         December 26, 1996
                         ------------------------- --------------------------- ------------------------
                                       Long-Lived                  Long-Lived                Long-Lived
                           Net Sales     Assets       Net Sales      Assets      Net Sales     Assets
                         ------------ ------------ -------------- ------------ ------------ -----------
                          (52 Weeks)                 (52 Weeks)                 (48 Weeks)
United States ..........  $1,047,862   $ 452,281    $ 1,089,114    $ 436,466    $  716,710   $ 457,382
Canada .................     356,361     186,711        348,056      182,649       233,334     170,643
Mexico .................      83,216      17,234         71,706       16,044        74,287      21,804
United Kingdom .........     143,716      61,449         84,956       34,063        19,849      34,249
Other (a) ..............     194,314      83,508         35,500       64,586         9,641      25,188
                          ----------   ---------    -----------    ---------    ----------   ---------
Consolidated ...........  $1,825,469   $ 801,183    $ 1,629,332    $ 733,808    $1,053,821   $ 709,266
                          ==========   =========    ===========    =========    ==========   =========

---------
(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands and, for long-lived assets, the Company's discontinued operations (See Note 15).

     Intersegment sales between geographic areas are not material. For fiscal years 1998, 1997 and 1996, export sales from the United States to foreign countries were $104.9 million, $136.7 million and $69.9 million, respectively.

     As of December 26, 1998, the Company's continuing operations employed approximately 15,900 persons on a full-time or full-time equivalent basis. Approximately 5,400 of such employees are represented by labor unions. Approximately 2,200 employees are represented by collective bargaining agreements that expire during fiscal 1999.


22. COMMITMENTS AND CONTINGENCIES

     Environmental

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. In its assessment the Company makes its best estimate of the liability based upon information available to the Company at that time, including the professional judgment of the Company's environmental experts, outside environmental specialists and other experts. As of December 26, 1998, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 24 sites where the Company is participating in the investigation or remediation of the site either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

22. COMMITMENTS AND CONTINGENCIES -- (Continued)

costs of investigation or remediation. As of December 26, 1998, the Company's estimate of its liability for these 32 sites is approximately $24.6 million. As of December 26, 1998, the Company has established reserves of approximately $41.8 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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


     Other Commitments

     As of December 26, 1998, the Company's continuing operations had approximately $19.1 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company's previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.


23. QUARTERLY FINANCIAL DATA (UNAUDITED): (in thousands, except per share amounts)

     The quarterly data below is based on the Company's fiscal periods.



                                                                   Fiscal 1998
                                              -----------------------------------------------------
                                                   First        Second        Third       Fourth
                                                  Quarter       Quarter      Quarter      Quarter
                                              -------------- ------------ ------------ ------------
    Net sales ...............................   $  478,140    $ 463,335    $ 377,928    $ 506,066
    Gross margin ............................       78,732       63,815       38,577       67,101
    Income (loss) from continuing operations         8,678         (482)      (8,354)          67
    Income (loss) before extraordinary loss .        8,678         (482)      (8,354)          67
    Net income (loss) .......................        8,678       (4,161)      (8,354)          22
    Basic and diluted earnings per share ....          0.13       (0.06)       (0.13)          --
    Common stock prices
      High ..................................      9 11/16        9 1/2        7 1/2       7 7/16
      Low ...................................      7 11/16      6 13/16       6 3/16      4 15/16

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED): (in thousands, except per share amounts) -- (Continued)


                                                                             Fiscal 1997
                                                   ----------------------------------------------------------------
                                                        First         Second            Third            Fourth
                                                       Quarter        Quarter          Quarter           Quarter
                                                   -------------- -------------- ------------------  --------------
    Net sales ....................................   $  415,560     $  416,018      $  368,008         $  429,746
    Gross margin .................................       70,367         72,237          17,226(a)          73,330
    Income (loss) from continuing operations .....       11,265         11,600         (42,002)(a)          9,046
    Income before extraordinary loss .............       97,478         15,481          33,951              9,046
    Net income ...................................       97,478         14,760          33,951              9,046
    Basic earnings per share .....................          1.45           0.22            0.51               0.14
    Diluted earnings per share ...................          1.43           0.22            0.50               0.14
    Common stock prices
     High ........................................       10 1/2         12 1/8        11 11/16            11 3/16
     Low .........................................            6          8 5/8              10            7 15/16

---------
(a) In the third quarter of 1997, the Company incurred charges of $57.9 million primarily related to C&A Plastics for asset impairments, reductions in goodwill, provisions for certain programs operating at a loss, inventory adjustments and other provisions. Of the $57.9 million in charges, $34.0 million is included in cost of goods sold, $22.6 million as impairment of long-lived assets and $1.3 million relates to selling costs.

     The Company's operations are not subject to significant seasonal influences.


24. SIGNIFICANT SUBSIDIARY

     The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries (in thousands):



                                                      December 26,   December 27,   December 28,
                                                          1998           1997           1996
                                                     -------------- -------------- -------------
      Current assets ...............................   $  510,303     $  508,864    $  728,586
      Noncurrent assets ............................      871,815        792,199       800,594
      Current liabilities ..........................      343,807        315,268       339,519
      Noncurrent liabilities .......................    1,115,394      1,051,376     1,382,754
      Net sales ....................................    1,825,469      1,629,332     1,053,821
      Gross margin .................................      248,225        233,160       188,475
      Income (loss) from continuing operations .....          300        (10,338)       32,768
      Income before extraordinary item .............          300        155,709        47,236
      Net income (loss) ............................       (3,424)       154,988        40,626

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


25. EARNINGS PER SHARE

     The Company adopted SFAS No. 128, "Earnings Per Share," in December 1997. Basic earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined assuming the exercise of the stock options issued under the Company's stock option plans (see Note
17). The following table reconciles the number of common shares used in the calculation of basic and diluted earnings per share from continuing operations (in thousands, except per share amounts):

                 COLLINS & AIKMAN CORPORATON AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

25. EARNINGS PER SHARE -- (Continued)


                                        Fiscal Year Ended                 Fiscal Year Ended
                                        December 26, 1998                 December 27, 1997
                                 ------------------------------- -----------------------------------
                                           (52 weeks)                        (52 weeks)
                                                      Per-Share                           Per-Share
                                    Loss     Shares     Amount        Loss       Shares     Amount
                                 ---------- -------- ----------- -------------- -------- -----------
 Basic earnings per share ......   $  (91)   63,348      $ --      $  (10,091)   66,337  $   (0.15)
 Effect of stock option plans ..       --        --        --              --        --         --
                                   ------    ------      ----      ----------    ------  ---------
 Diluted earnings per share ....   $  (91)   63,348      $ --      $  (10,091)   66,337  $   (0.15)
                                   ======    ======      ====      ==========    ======  =========



                                        Fiscal Year Ended
                                        December 28, 1996
                                 -------------------------------
                                           (48 weeks)
                                                       Per-Share
                                    Income    Shares    Amount
                                 ----------- -------- ----------
 Basic earnings per share ......  $ 32,966    68,997   $   0.48
 Effect of stock option plans ..        --       890     ( 0.01)
                                  --------    ------   --------
 Diluted earnings per share ....  $ 32,966    69,887   $   0.47
                                  ========    ======   ========

     The Company has restated earnings per share for fiscal year 1996 to conform to SFAS No. 128. The effect of this accounting change on previously reported earnings per share data for income from continuing operations is as follows:



                                                             Fiscal Year Ended
                                                             December 28, 1996
                                                            ------------------
        Per share amounts:
        Primary earnings per share as previously reported .      $   0.47
        Effect of SFAS No. 128 ............................          0.01
                                                                 --------
        Basic earnings per share ..........................      $   0.48
                                                                 ========


             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


To Collins & Aikman Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Collins & Aikman Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 22, 1999 (except with respect to the matters discussed in Note 11 to those financial statements, as to which the date is March 19, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                      ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
February 22, 1999.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                            CONDENSED BALANCE SHEETS


                                (in thousands)



                                                                       December 26,   December 27,
                                                                           1998           1997
                                                                      -------------- -------------
ASSETS
Current Assets:
 Cash ...............................................................   $      81      $     415
 Other ..............................................................          12             12
                                                                        ---------      ---------
   Total current assets .............................................          93            427
Other assets ........................................................          --            902
                                                                        ---------      ---------
                                                                        $      93      $   1,329
                                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities .................................................   $     199      $      16
Share of accumulated losses in excess of investments in subsidiaries       77,083         65,581
Other noncurrent liabilities ........................................       2,582          2,582
Common stock ........................................................         705            705
Other stockholders' deficit .........................................     (80,476)       (67,555)
                                                                        ---------      ---------
   Total stockholders' deficit ......................................     (79,771)       (66,850)
                                                                        ---------      ---------
                                                                        $      93      $   1,329
                                                                        =========      =========

The Notes to the Condensed Financial Statements are an integral part of these condensed financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                      CONDENSED STATEMENTS OF OPERATIONS


                                (in thousands)



                                                                                            Fiscal Year Ended
                                                                               -------------------------------------------
                                                                                December 26,   December 27,   December 28,
                                                                                    1998           1997           1996
                                                                               -------------- -------------- -------------
                                                                                 (52 Weeks)     (52 Weeks)     (48 Weeks)
Other expenses ...............................................................    $   (608)      $   (589)      $  (592)
Interest income ..............................................................         217            836           790
                                                                                  --------       --------       -------
Income (loss) from operations before equity in income (loss) of subsidiary ...        (391)           247           198
Equity in income (loss) of subsidiary ........................................      (3,424)       154,988        40,626
                                                                                  --------       --------       -------
Net income (loss) ............................................................    $ (3,815)      $155,235       $40,824
                                                                                  ========       ========       =======

The Notes to the Condensed Financial Statements are an integral part of these condensed financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                      CONDENSED STATEMENTS OF CASH FLOWS


                                (in thousands)



                                                           December 26,   December 27,   December 28,
                                                               1998           1997           1996
                                                          -------------- -------------- -------------
                                                            (52 Weeks)     (52 Weeks)     (48 Weeks)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities .....   $    (334)     $    (332)     $    122
                                                            ---------      ---------      --------
FINANCING ACTIVITIES
Purchases of treasury stock .............................     (25,013)       (19,715)       (9,594)
Proceeds from exercise of stock options .................          --            385           138
Intercompany transfers (to) from subsidiary .............      (5,987)        (2,094)        6,104
Dividends received from subsidiary ......................      31,000         21,424         3,000
                                                            ---------      ---------      --------
Net cash used in financing activities ...................          --             --          (352)
                                                            ---------      ---------      --------
Net decrease in cash ....................................        (334)          (332)         (230)
Cash at beginning of year ...............................         415            747           977
                                                            ---------      ---------      --------
Cash at end of year .....................................   $      81      $     415      $    747
                                                            =========      =========      ========

                    Notes to Condensed Financial Statements

1. Presentation:

     These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. For disclosures regarding commitments and contingencies, see Notes 13, 15 and 22 to Consolidated Financial Statements.


2. See Notes to Consolidated Financial Statements for additional disclosures.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

For the Fiscal Years Ended December 26, 1998, December 27, 1997 and December
                                   28, 1996
                                (in thousands)



                                                        Additions
                                         Balance at     Resulting    Charge to
                                          Beginning       from       Costs and     Charged to                        Balance at
Description                                of Year    Acquisitions    Expenses   Other Accounts      Deductions      End of Year
--------------------------------------- ------------ -------------- ----------- ---------------- ------------------ ------------
Fiscal Year Ended December 26, 1998
Allowance for doubtful accounts .......    $ 9,275       $  247        $3,751       $  482(a)        $  (6,527)(c)     $ 7,228
Restructuring reserves ................    $ 7,676       $   --        $   --       $   --           $  (5,736)(d)     $ 1,940
Fiscal Year Ended December 27, 1997
Allowance for doubtful accounts .......    $10,380       $   --        $  604       $   96(a)        $  (1,805)(b)     $ 9,275
Restructuring reserves ................    $ 9,694       $   --        $   --       $1,200           $  (3,218)(d)     $ 7,676
Fiscal Year Ended December 28, 1996
Allowance for doubtful accounts .......    $ 3,381       $6,461        $  899       $   37(a)        $    (398)(b)     $10,380
Restructuring reserves ................    $   919       $   --        $   --       $9,200           $    (425)(d)     $ 9,694

---------
(a) Reclassifications and collection of accounts previously written off.

(b) Reclassifications to discontinued operations and other accounts and uncollectible amounts written off.

(c) Reclassifications to other accounts, uncollectible amounts written off, and the elimination of amounts included in the allowance due from Enjema which was considered as a component of the Company's purchase cost for the remaining 50% interest in Enjema.

(d) Spending against the established reserves. See Note 16 to the Consolidated Financial Statements.