Form 10-Q
period 1999-03-27
COLLINS & AIKMAN CORP
filed 1999-05-11
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

         [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 27, 1999

         [ ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the transition period from________to_______

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





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of May 10, 1999, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 61,932,264 shares.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                 (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                                   QUARTER ENDED
                                                                        ----------------------------
                                                                           MARCH 27,       MARCH 28,
                                                                             1999             1998
                                                                         ----------       ----------
        Net sales.....................................................   $  478,337       $  478,140
                                                                         ----------       ----------
        Cost of goods sold............................................      407,749          399,408
        Selling, general and administrative expenses..................       40,755           39,219
                                                                         ----------       ----------
                                                                            448,504          438,627
                                                                         ----------       ----------
        Operating income..............................................       29,833           39,513

        Interest expense, net.........................................       21,815           20,479
        Loss on sale of receivables...................................        1,311            1,624
        Other expense.................................................        2,177              240
                                                                         ----------       ----------
        Income before income taxes....................................        4,530           17,170
        Income taxes..................................................        2,214            8,492
                                                                         ----------       ----------
        Income before cumulative effect of a change in
          accounting principle........................................        2,316            8,678
        Cumulative effect of change in accounting principle,
          net of income taxes of $5,083...............................       (8,850)             -
                                                                         ----------       ----------
        Net income (loss).............................................   $   (6,534)       $   8,678
                                                                         ==========       ==========
        Net income (loss) per basic and diluted common share:
          Income before cumulative effect of a change
            in accounting principle...................................   $     0.04        $    0.13
          Cumulative effect of a change in
            accounting principle......................................        (0.14)            -
                                                                         ----------       ----------
          Net income (loss)...........................................   $    (0.10)       $    0.13
                                                                         ==========       ==========
        Average common shares outstanding:
          Basic.......................................................       61,992           65,701
                                                                         ==========       ==========
          Diluted.....................................................       62,351           66,571
                                                                         ==========       ==========

                                      1-1


                               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS)


                                                                  (UNAUDITED)
                                                                    MARCH 27,     DECEMBER 26,
                             ASSETS                                   1999           1998
                                                                -------------     ------------
    Current Assets:
      Cash and cash equivalents............................       $    34,475      $    23,755
      Accounts and other receivables, net..................           250,119          237,645
      Inventories..........................................           141,706          152,840
      Other................................................            93,721           96,156
                                                                -------------     ------------
        Total current assets...............................           520,021          510,396

    Property, plant and equipment, net.....................           440,193          447,121
    Deferred tax assets....................................            76,971           70,632
    Goodwill, net..........................................           261,275          264,138
    Other assets...........................................            87,621           89,924
                                                                -------------     ------------
                                                                  $ 1,386,081      $ 1,382,211
                                                                =============     ============

    LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
    Current Liabilities:
      Short-term borrowings................................       $    12,940      $    10,954
      Current maturities of long-term debt.................            20,451           19,942
      Accounts payable.....................................           156,642          169,808
      Accrued expenses.....................................           169,883          143,302
                                                                -------------     ------------
        Total current liabilities..........................           359,916          344,006

    Long-term debt.........................................           851,681          846,107
    Other, including post retirement benefit obligation....           275,272          271,869
    Commitments and contingencies..........................

    Common stock (150,000 shares authorized, 70,521 shares
      issued and 61,932 shares outstanding at March 27,
      1999 and 70,521 shares issued and 62,182 outstanding
      at December 26, 1998)................................               705              705
    Other paid-in capital..................................           585,284          585,401
    Accumulated deficit....................................          (593,431)        (580,666)
    Accumulated other comprehensive loss...................           (30,329)         (23,427)
    Treasury stock, at cost (8,589 shares at March 27, 1999
      and 8,339 shares at December 26, 1998)...............           (63,017)         (61,784)
                                                                -------------     ------------
        Total common stockholders' deficit.................          (100,788)         (79,771)
                                                                -------------     ------------
                                                                 $  1,386,081     $  1,382,211
                                                                =============     ============

                                      1-2

                               COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)
                                               (IN THOUSANDS)


                                                                            QUARTER ENDED
                                                                    --------------------------
                                                                       MARCH 27,     MARCH 28,
                                                                         1999          1998
                                                                    ------------  ------------
     OPERATING ACTIVITIES
     Income from continuing operations.....................          $     2,316   $     8,678
     Adjustments to derive cash flow from continuing
     operating activities:
         Deferred income tax expense (benefit).............               (1,193)        4,298
         Depreciation and leasehold amortization...........               14,167        14,220
         Amortization of goodwill..........................                1,749         1,773
         Amortization of other assets......................                1,316         1,844
         Decrease in accounts and notes receivable.........              (20,775)       (6,839)
         Increase (decrease) in inventories................               11,134        (8,929)
         Increase (decrease) in accounts payable...........              (13,166)        1,949
         Increase in interest payable......................               14,131        13,544
         Other, net........................................                1,885        (7,391)
                                                                    ------------  ------------
           Net cash provided by continuing operating
               activities..................................               11,564        23,147
                                                                    ------------  ------------
     Cash used in Wallcoverings discontinued operations....                  -         (15,052)
     Cash used in other discontinued operations............               (1,683)       (3,001)
                                                                    ------------  ------------
           Net cash used in discontinued operations........               (1,683)      (18,053)
                                                                    ------------  ------------

     INVESTING ACTIVITIES
     Additions to property, plant and equipment............              (12,534)      (26,732)
     Sales of property, plant and equipment................                2,441         3,738
     Proceeds from disposition of discontinued
       operations..........................................                  -          71,200
     Acquisition of businesses, net of cash acquired.......                  -         (19,236)
     Other, net............................................                2,074        (2,109)
                                                                    ------------  ------------
           Net cash provided by (used in) investing
               activities..................................               (8,019)       26,861
                                                                    ------------  ------------
     FINANCING ACTIVITIES
     Repayment of long-term debt...........................               (4,589)      (20,688)
     Proceeds from (reduction of) participating interest
       in accounts receivable..............................                8,300        (1,000)
     Net borrowings (repayments) on revolving credit
       facilities..........................................                9,500       (10,000)
     Increase (decrease) on short-term borrowings..........                2,151        (7,023)
     Purchase of treasury stock, net.......................               (1,233)       (2,064)
     Dividends paid........................................               (6,193)          -
     Other, net............................................                  922          (318)
                                                                    ------------  ------------
           Net cash provided by (used in) financing
               activities..................................                8,858       (41,093)
                                                                    ------------  ------------
     Net increase (decrease) in cash and cash equivalents..               10,720        (9,138)
     Cash and cash equivalents at beginning of period......               23,755        24,004
                                                                    ------------  ------------
     Cash and cash equivalents at end of period............           $   34,475    $   14,866
                                                                    ============  ============

                                      1-3

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



A.      ORGANIZATION:

        Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. As of March 27, 1999, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners L.P. ("WP Partners") and their respective affiliates collectively own approximately 87% of the common stock of the Company (the "Common Stock").

        The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.

B.      BASIS OF PRESENTATION:

        The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform with the fiscal 1999 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 26, 1998.

C.      ACQUISITIONS:

        The Company entered into a joint venture agreement to manufacture plastic trim products in the United Kingdom with Kigass Automotive Group ("Kigass") in October 1997 in which the Company and Kigass each owned 50% of the joint venture. The Company acquired Kigass on February 2, 1998. The purchase price for the acquisition was approximately $25.2 million. Kigass has been renamed Collins & Aikman Plastics (UK) Limited ("C&A Plastics UK"). Under the terms of the purchase agreement, the Company assumed effective control of C&A Plastics UK on January 1, 1998. Goodwill resulting from the acquisition was approximately $15.0 million.

D.      INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS:

        During April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27 million of notional principal amount by entering into an 8.50% cap on LIBOR. Payments to be received, if any, as a result of these agreements are accrued as an adjustment to interest expense. During the quarters ended March 27, 1999 and March 28, 1998, this agreement resulted in reductions in interest expense of approximately $102 thousand and $65 thousand, respectively. These agreements expired in April, 1999.

        The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. The Company's policies prescribe the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies that will mature during fiscal 1999. These contracts, which aggregated a U.S. dollar equivalent of $114.2 million at March 27, 1999, are to manage the currency volatility associated with purchase and sale transactions. The fair value of these contracts approximated the contract value at March 27, 1999.

        During 1998 and 1999, the Company purchased option contracts with a notional amount of $85.4 million, giving the Company the right to purchase U.S. dollars for use by its Canadian operations. These contracts expire periodically through 1999. The premium associated with these contracts of approximately $1.5 million is being amortized over the contracts' terms.

                                      1-4

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


E.      INVENTORIES:

        Inventory balances are summarized below (in thousands):

                                                    March 27,      December 26,
                                                      1999             1998
                                                  ---------         ---------
            Raw materials..................       $  72,074         $  79,285
            Work in process................          29,210            32,408
            Finished goods.................          40,422            41,147
                                                  ---------         ---------
                                                  $ 141,706         $ 152,840
                                                  =========         =========

F.      GOODWILL

        Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.7 million and $1.8 million for the quarters ended March 27, 1999 and March 28, 1998, respectively. Accumulated amortization at March 27, 1999 was $19.6 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At March 27, 1999, the Company believes the recorded value of its goodwill of $261.3 million is fully recoverable.

G.      LONG-TERM DEBT:

        On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan Facilities") and
(iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities include a provision for a Term Loan C credit facility (the "Term Loan C Facility") of up to $150 million in loan borrowings having amortization and interest rate terms to be agreed upon between the Company and the applicable lenders who may supply commitments at such time as the Term Loan C Facility may be utilized. The Company has received a commitment, subject to certain conditions, to utilize the Term Loan C Facility for a principal amount of $100 million. The proceeds from the Term Loan C Facility are expected to be used to reduce outstanding amounts under the Revolving Credit Facility and for general corporate purposes, including payment of a special dividend to shareholders of approximately $44 million, or $0.71 per share, after the Term Loan C Facility closes. Contingent upon such closing, the Company's Board of Directors is expected to declare the dividend, which would be payable in late May.

        At March 27, 1999, the Company had outstanding $96.3 million on the Term Loan A Facility, $125.0 million on the Term Loan B Facility and $154.9 million under the Revolving Credit Facility (including $58.9 million borrowed by the Canadian Borrowers).

        The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities and are generally similar to the covenants and ratios contained in the Company's previous bank credit facilities. Effective March 8, 1999, the Company, in view of the decreased sales of automotive fabrics and the General Motors strike which occurred in June and July 1998, obtained an amendment to the Credit Agreement Facilities primarily in order to modify the covenants relating to interest coverage and leverage ratios. The amendment resulted generally in an increase in the interest rates charged under the Credit Agreement Facilities. The amendment increased the Company's effective borrowing rate under the Credit Agreement Facilities by 0.58% at March 27, 1999.

                                      1-5

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


        Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility, as amended March 8, 1999, bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1.00%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 2.25% and 1.25% in the case of the the LIBOR/BA Margin and the ABR/Canadian Prime Rate Margin, respectively, on March 27, 1999. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or
(ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin were 1.75% and 2.75%, respectively, at March 27, 1999. The Company currently estimates that the Term Loan C Facility will bear interest at LIBOR plus 3.25%.

        In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of the Company's Imperial Wallcoverings, Inc., subsidiary ("Wallcoverings"). The Company's obligations under the Credit Agreement Facilities are secured by a pledge of stock of C&A Products and its significant subsidiaries and certain intercompany indebtedness.

        At March 27, 1999, the scheduled maturities of long-term debt are as follows (in thousands):

       Remainder of fiscal year 1999            $ 15,650
       Fiscal year 2000                           23,875
       Fiscal year 2001                          113,167
       Fiscal year 2002                           28,889
       Fiscal year 2003                           24,300
       Later years                               666,251
                                                --------
                                                $872,132
                                                ========


                                      1-6

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


H.      FACILITY CLOSING COSTS:

        In connection with the acquisition of JPS Automotive L.P. ("JPS Automotive"), the Company has eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998. The Company is currently in the process of relocating certain manufacturing processes from a JPS Automotive facility to an existing C&A Products facility.

        These actions affected approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively.

        The components of the reserves for the relocation and facility closures, which are expected to be completed during the third quarter of fiscal 1999, are as follows (in thousands):

                                                         Original          Changes In        Remaining
                                                         Reserve            Reserve           Reserve
                                                       ------------     --------------     ------------
Anticipated expenditures to close and dispose of
   idled facilities...............................     $      2,746     $      (2,746)     $       -
Anticipated severance benefits....................            7,655            (6,508)           1,147
                                                       ------------     --------------     ------------
                                                       $     10,401     $      (9,254)     $     1,147
                                                       ============     ==============     ============

I.      DISCONTINUED OPERATIONS:

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

        Losses incurred by Wallcoverings from April 1996 (the date of Wallcoverings' discontinuance) to the date of sale were charged to the Company's existing discontinued operations reserves. The Wallcoverings operating losses were in excess of management's forecasted expectations as of the date of discontinuance but within previously established accruals.

J.      RELATED PARTY TRANSACTIONS:

        Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable quarterly.

        On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners. See Note I. The Company incurred fees and expenses for services performed by WP Partners, or its affiliates, in connection with the sale of Wallcoverings, totaling approximately $0.7 million.

K.      INFORMATION ABOUT THE COMPANY'S OPERATIONS:

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

                                      1-7

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

        The Company evaluates performance based on profit or loss from operations before interest expense, foreign exchange gains and loses, loss on sale of receivables, other income and expense, and income taxes.

        Information about the Company's divisions is presented below (in thousands):

                                                          Quarter Ended March 27,  1999
                                  -----------------------------------------------------------------------------
                                    North America           Europe          Specialty
                                     Automotive           Automotive       Automotive      Other
                                  Interior Systems     Interior Systems     Products        (a)         Total
                                  ----------------     ----------------    -----------     ---------   --------
External revenues................     $    283,612        $     81,867     $  112,858     $    -      $ 478,337
Inter-segment revenues...........           22,760               7,283          8,772          -         38,815
Depreciation and amortization....            9,271               3,944          3,768           249      17,232
Operating income (loss)..........           18,744                 884         10,947          (742)     29,833
Total assets.....................          782,468             258,936        263,344        81,333   1,386,081
Capital expenditures.............            7,050               3,144          1,282         1,058      12,534


                                                           Quarter Ended March 28,  1998
                                  -----------------------------------------------------------------------------

                                    North America           Europe          Specialty
                                     Automotive           Automotive       Automotive      Other
                                  Interior Systems     Interior Systems     Products         (a)         Total
                                  ----------------     ----------------    -----------     ---------   --------
External revenues................     $    273,269        $     85,914      $ 118,957      $   -      $ 478,140
Inter-segment revenues...........           23,235               5,742          8,640          -         37,617
Depreciation and amortization....            8,791               4,699          3,793           554      17,837
Operating income.................           27,263               2,501          9,501           248      39,513
Total assets.....................          763,381             235,625        285,815        37,386   1,322,207
Capital expenditures.............           13,484               4,340          5,662         3,246      26,732

(a) Other includes the Company's discontinued operations and non-operating units.

        Sales for the Company's primary product groups are as follows (in thousands):

                                                                                Quarter Ended
                                                                      ------------------------------
                                                                          March 27,       March 28,
                                                                            1999            1998
                                                                      ---------------  -------------
          Molded floor carpet........................................      $  114,162     $  105,352
          Luggage compartment trim...................................          24,084         25,829
          Acoustical products........................................          56,008         53,699
          Accessory floormats........................................          39,965         39,606
          Plastic-based interior trim systems........................         101,122        108,877
          Automotive fabrics.........................................          64,998         73,116
          Convertible top systems....................................          33,428         30,830
          Other......................................................          44,570         40,831
                                                                      ---------------  -------------
          Total......................................................      $  478,337      $ 478,140
                                                                      ===============  =============

                                      1-8

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

        Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:


                                                               Quarter Ended
                                                          ---------------------
                                                          March 27,   March 28,
                                                            1999        1998
                                                          ---------   ---------
          General Motors Corporation......................  31.4%       31.8%
          Ford Motor Company..............................  18.6%       13.5%
          DaimlerChrysler A.G.............................  18.8%       17.6%


        Information about the Company's continuing operations in different geographic areas is presented below (in thousands):

                                             Quarter Ended March 27, 1999      Quarter Ended March 28, 1998
                                             ----------------------------      ----------------------------
                                                               Long-Lived                      Long-Lived
                                                Net Sales        Assets         Net Sales         Assets
                                              -----------     -----------       ----------     ------------
          United States...................    $   271,899     $   443,948       $  274,423      $   437,895
          Canada..........................         94,764         189,979           95,399          186,381
          Mexico..........................         29,807          16,834           22,404           15,024
          United Kingdom..................         32,552          59,401           38,424           54,349
          Other (a).......................         49,315          78,927           47,490           76,801
                                              -----------     -----------       ----------     ------------
          Consolidated....................    $   478,337     $   789,089       $  478,140      $   770,450
                                              ===========     ===========       ==========     ============

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands.


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

                                      1-9

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


M.      COMMON STOCKHOLDERS' DEFICIT:

        Total comprehensive income (loss) for the quarters ended March 27, 1999 and March 28, 1998 was $(13.4) million and $13.1 million, respectively. Activity in the common stockholders' deficit since December 26, 1998 is as follows (in thousands):

                                                                  Accumulated
                             Current Year                           Other                   Other
                             Comprehensive          Accumulated Comprehensive    Common    Paid-in   Treasury
                             Income(Loss)    Total    Deficit        Loss        Stock     Capital    Stock
                             ------------ ---------  ---------  -------------   --------   --------  --------
Balance at December 26,
   1998.....................              $ (79,771) $ (580,666)  $   (23,427)    $  705    $585,401 $  (61,784)
Comprehensive income (loss):
   Net income................  $   (6,534)   (6,534)     (6,534)          -          -           -          -
   Other comprehensive
     income, net of tax:
   Foreign currency
     translations adjustments.     (6,916)   (6,916)        -          (6,916)       -           -          -
   Pension equity adjustment..         14        14         -              14        -           -          -
                               ----------
                               $  (13,436)
                               ==========
Purchase of treasury stock
   (285 shares)...............               (1,554)        -            -           -           -       (1,554)
Exercise of stock options
   (35 shares)................                  166         (38)         -           -          (117)       321
Dividend......................               (6,193)     (6,193)         -           -           -          -
                                          ---------  ----------     ---------     ------    --------  ---------
Balance at March 27, 1999......           $(100,788) $ (593,431)    $ (30,329)    $  705    $585,284  $ (63,017)
                                          =========  ==========     =========     ======    ========  =========

       The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                                   Foreign Currency          Pension        Accumulated Other
                                                      Translation            Equity           Comprehensive
                                                      Adjustments          Adjustment              Loss
                                                  -------------------  -------------------  ------------------
Balance at December 26, 1998.................          $    (21,554)         $    (1,873)        $   (23,427)
Current period change........................                (6,916)                  14              (6,902)
                                                  -------------------  -------------------  ------------------
Balance at March 27, 1999....................           $   (28,470)         $    (1,859)        $   (30,329)
                                                  ===================  =================== ===================


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

N.      SIGNIFICANT SUBSIDIARY:

        The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):

                                                        For the Quarter Ended
                                                        -----------------------
                                                        March 27,     March 28,
                                                          1999           1998
                                                        ---------    ----------
        Net sales...................................  $  478,337     $  478,140
        Gross margin................................      70,588         77,222
        Income from continuing operations...........       2,475          8,510
        Net income (loss)...........................      (6,375)         8,510


                                      1-10

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                       March 27,    December 26,
                                                         1999           1998
                                                     -----------    ------------

        Current assets.............................. $  520,017      $  510,303
        Noncurrent assets...........................    866,040         871,815
        Current liabilities.........................    359,916         343,807
        Noncurrent liabilities......................  1,124,371       1,115,394

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

O.      NEWLY ISSUED ACCOUNTING STANDARDS:

        In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal-use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application. The Company adopted SOP 98-1 on December 27, 1998. The adoption of this standard did not have a material impact on its consolidated financial position or results of operations.

        In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The Company adopted SOP 98-5 on December 27, 1998. The initial impact of adopting SOP 98-5 resulted in a charge of approximately $8.8 million, net of income taxes of $5.1 million, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the quarter ended March 27, 1999.

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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


                                      1-11

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

NEW CHAIRMAN AND CHIEF EXECUTIVE OFFICER

        On April 22, 1999, the Company announced that the Company's Board of Directors had elected Thomas E. Evans as the Company's new Chief Executive Officer. Mr. Evans replaces Thomas E. Hannah, who is retiring from the Company. Mr. Evans was also elected a director and Chairman of the Company's Board of Directors, replacing David A. Stockman, Senior Managing Director of The Blackstone Group, and Bruce R. Barnes, Managing Director of Wasserstein Perella & Co., Inc. Mr. Stockman and Mr. Barnes previously served as Co-Chairmen of the Company and will continue to serve as directors. Mr. Evans, 48 years old, was formerly President of Tenneco Automotive, a subsidiary of Tenneco, Inc. Prior to that, Mr. Evans held several management positions, the last being Senior Vice President of Operations, at Case Corporation, another subsidiary of Tenneco, Inc.

DIVIDEND

        On March 1, 1999, the Company paid a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of Common Stock held by stockholders of record as of the close of business on February 22, 1999. The dividend reduced the amount authorized by the Company's Board of Directors for the Company's 1999 share repurchase program from $25 million to approximately $19 million. The Company anticipates that another special dividend will be paid in late May as described below.

TERM LOAN C FACILITY

        The Company has received a commitment, subject to certain conditions, from its lenders to fund a senior term loan facility in the principal amount of $100 million payable in quarterly installments through 2005 (the "Term Loan C Facility") and expects to close on the facility during May 1999. The Term Loan C Facility was provided for, but not committed to, in the Company's renegotiated credit facilities obtained in May 1998. The Company anticipates using a portion of the proceeds to pay a special dividend of approximately $44 million, or $0.71 per share, expected to be declared by the Company's Board of Directors once the Term Loan C Facility closes. The dividend would be payable in late May. The remaining proceeds of the Term Loan C Facility are expected to be used to repay amounts outstanding under the Company's revolving credit facility and for general corporate purposes.

REORGANIZATION

        On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North America Automotive Interior Systems, to be headquartered in the Detroit metro area, and Europe Automotive Interior Systems, to be headquartered in Germany. The Reorganization is designed to enable the Company to more effectively respond to the automotive manufacturers' demand for interior trim systems and more sophisticated components. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and convertible systems businesses.

        The Company had previously announced that it anticipated incurring a restructuring charge of approximately $8 to $9 million in the first quarter of fiscal 1999. However, in connection with the change in the Company's Chief Executive Officer and the Company's operating results in the first quarter, the Company has delayed certain aspects of the Reorganization. Mr. Evans is in the process of reviewing the Reorganization plan with the executive management of the Company. The Company currently expects to take the previously anticipated restructuring charge before the end of the 1999 fiscal year. The amount of the restructuring charge has not been finalized and may exceed the Company's original estimates.

GENERAL

        The Company is a global supplier of automotive interior systems, including textile and plastic trim, acoustics and convertible top systems.

        The automotive supply industry in which the Company operates is cyclical and is influenced by the level of North American and European vehicle production. Management believes the long-term trends in the design and manufacture of automotive products include increased use of plastic components, increased sourcing of interior systems and

                                      1-12

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased reliance of automotive manufacturers on fewer suppliers, utilizing primarily those suppliers who can provide comprehensive engineering and design capabilities. The Company anticipates the reduction in the supply chain could result in integration whereby the complete interior of an automobile is co-designed and developed by suppliers who will also manufacture, deliver and potentially install interior systems. As a result of these trends, the Company has initiated the Reorganization discussed above.

RESULTS OF OPERATIONS

        The Company operates three divisions, with seven primary product lines. Certain prior year product line sales data has been reclassified to conform with reporting of the Company's three divisions created in the Reorganization. For additional information regarding the Company's divisions, see Note K to the Company's condensed consolidated financial statements.

THE DIVISIONS

NORTH AMERICA AUTOMOTIVE INTERIOR SYSTEMS

NET SALES: Net sales for the North America Automotive Interior Systems division increased 3.8% to $283.6 million in the first quarter of 1999, up $10.3 million from the first quarter of 1998. This increase is partly due to the Company's acquisition of the remaining 50% interest in Industrias Enjema, S.A. de C.V. ("Enjema"), a carpet systems manufacturer located in Mexico, in August 1998. Enjema generated sales of $1.6 million during the first quarter of 1999. Sales for the division's product lines are discussed below:

        MOLDED FLOOR CARPET: Molded floor carpet sales for the division increased 6.0% to $101.3 million in the first quarter of 1999, up $5.8 million from the first quarter of 1998. The sales increase is due primarily to higher sales to the Acura TL, Dodge Durango and Ford Explorer models, offset by decreased sales to the Honda Accord. In addition, Enjema contributed $1.2 million to the sales increase.

        ACOUSTICAL PRODUCTS: Acoustical products sales for the division increased 24.6% to $28.3 million in the first quarter of 1999, up $5.6 million from the first quarter of 1998. This increase is due primarily to higher sales to the Ford Windstar, Chrysler Breeze/Cirrus and Mercedes M-Class sport utility vehicle, offset by lower sales to the Ford Escort/Tracer.

        LUGGAGE COMPARTMENT TRIM: Luggage compartment trim sales for the division decreased 25.0% to $14.5 million in the first quarter of 1999, down $4.8 million from the first quarter of 1998. The decrease is due primarily to lower sales to the Chrysler Breeze/Cirrus and the Cadillac Seville, offset by increased sales to the Dodge Durango.

        ACCESSORY FLOORMATS: Accessory floormat sales for the division decreased 11.1% to $35.2 million in the first quarter of 1999, down $4.4 million from the first quarter of 1998. The decrease is due primarily to lower sales to the Dodge Neon, Honda Accord and Subaru Legacy, offset by increased sales to the Volvo S80.

        PLASTIC-BASED INTERIOR TRIM SYSTEMS: Plastic-based interior trim sales for the division increased 4.1% to $80.6 million in the first quarter of 1999, up $3.2 million from the first quarter of 1998. The increase is due primarily to increased sales to the General Motors Sierra/Silverado and Oldsmobile Alero, offset by decreased sales to the General Motors CK Truck.

        OTHER: The North America Automotive Interior Systems division had sales of other automotive and non-automotive products of $23.6 million and $18.6 million in the quarters ended March 27, 1999 and March 28, 1998, respectively.

OPERATING INCOME: Operating income for the division decreased 31.2% to $18.7 million in the first quarter of 1999, down $8.5 million from the first quarter of 1998. The decrease is due primarily to changes in sales mix and price discounts at several of the division's operations and product launch costs at the division's plastics operations. As a percentage of sales, operating margins were 6.6% and 10.0% in the first quarters of 1999 and 1998, respectively.

                                      1-13

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EUROPE AUTOMOTIVE INTERIOR SYSTEMS

NET SALES: Net sales for the Europe Automotive Interior Systems division decreased 4.7% to $81.9 million in the first quarter of 1999, down $4.0 million from the first quarter of 1998. The decrease is primarily due to decreased sales of plastic-based interior trim systems and acoustical products to Rover and Ford in the United Kingdom. This decrease was offset by increased sales generated from the Company's June 1998 acquisition of Collins & Aikman Automotive Floormats Europe, B.V. ("C&A Floormats Europe", formerly named Pepers Beheer, B.V.), an automotive accessory floormats manufacturer located in the Netherlands, which generated sales of $4.8 million in the first quarter of 1999. Sales for the division's product lines are discussed below:

        MOLDED FLOOR CARPET: Molded floor carpet sales for the division increased 31.0% to $12.8 million in the first quarter of 1999, up $3.0 million from the first quarter of 1998. The increase is due primarily to increased sales to Rover and Chrysler, offset by decreased sales to the Chrysler Voyager minivan and the Toyota Avensis/Carina.

        ACOUSTICAL PRODUCTS: Acoustical product sales for the division decreased 10.6% to $27.7 million in the first quarter of 1999, down $3.3 million from the first quarter of 1998. The decrease is due primarily to decreased sales on several Ford and Rover models in the United Kingdom. Management currently expects sales to Ford and Rover to continue at decreased levels for the remainder of fiscal 1999.

        LUGGAGE COMPARTMENT TRIM: Luggage compartment trim sales for the division increased 48.1% to $9.5 million in the first quarter of 1999, up $3.1 million from the first quarter of 1998. The increase is due primarily to increased sales to Volvo in Belgium.

        ACCESSORY FLOORMATS: C&A Floormats Europe, acquired in June 1998, generated sales of $4.8 million in the first quarter of 1999. The Company did not have accessory floormat operations in Europe prior to the acquisition of C&A Floormats Europe.

        PLASTIC-BASED INTERIOR TRIM SYSTEMS: Plastic-based interior trim systems sales for the division decreased 34.8% to $20.1 million in the first quarter of 1999, down $11.0 million from the first quarter of 1998. The decrease is due primarily to decreased sales to Ford and Rover in the United Kingdom. Management currently expects sales to Ford and Rover to continue at decreased levels for the remainder of fiscal 1999.

        OTHER: The division had sales of other automotive and non-automotive products of $6.5 million and $7.2 million in the first quarters of 1999 and 1998, respectively.

OPERATING INCOME: Operating income for the division decreased to $0.9 million in the first quarter of 1999, from $2.5 million in the first quarter of 1998. As a percentage of sales, operating margin was 1.1% and 2.9% for the first quarters of 1999 and 1998, respectively. The decrease is due primarily to unfavorable manufacturing variances resulting from decreased sales volumes principally at the division's operations located in the United Kingdom. In addition, selling, general and administrative expenses increased in the first quarter of 1999 due to costs associated with systems upgrades and Year 2000 compliance efforts.

SPECIALTY AUTOMOTIVE PRODUCTS

NET SALES: Net sales for the Specialty Automotive Products division decreased 5.1% to $112.9 million in the first quarter of 1999, down $6.1 million from the first quarter of 1998. The decrease is primarily due to lower automotive fabrics sales. Sales for the division's product lines are discussed below:

        AUTOMOTIVE FABRICS: Automotive fabrics sales (including seat fabric ("bodycloth") and headliner fabric) decreased 11.1% to $65.0 million in the first quarter of 1999, down $8.1 million from the first quarter of 1998. The decrease is due primarily to the continued demand for leather seating applications, which management does not expect to abate for the forseeable future. In addition, the division experienced decreased sales to the General Motors CK Truck series and the Chrysler Stratus, offset by increased sales to the Ford Windstar and Honda Civic.

        CONVERTIBLE TOP SYSTEMS: Convertible top systems sales increased 8.4% to $33.4 million in the first quarter of 1999, up $2.6 million from the first quarter of 1998. This increase is due primarily to increased sales to the Chrysler Sebring, offset by lower sales to the Chevrolet Corvette.

                                      1-14

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        OTHER: The division had sales of other automotive and non-automotive products in the first quarters of 1999 and 1998 of $14.4 million and $15.0 million, respectively.

        OPERATING INCOME: Operating income for the division increased 15.2% to $10.9 million in the first quarter of 1999, up $1.4 million from the first quarter of 1998. The increase is primarily due to favorable changes in sales mix at the division's convertible top systems operations, offset by unfavorable manufacturing variances due to lower sales volumes at the division's fabrics operations. In addition, selling, general and administrative expenses decreased due to cost-cutting efforts at the division's fabrics operations. As a percentage of sales, operating margins were 9.7% and 8.0% in 1999 and 1998, respectively.

THE COMPANY AS A WHOLE

NET SALES: Net sales for the Company for the first quarter of 1999 were $478.3 million, compared to $478.1 million for the first quarter of 1998. Approximately 19% of the Company's sales in the first quarter of 1999 were attributable to products utilized outside North America, compared to approximately 20% in the first quarter of 1998. The Company's North American content per build was approximately $87 in the first quarter of 1999, compared to an average of $89 for the 1998 fiscal year. The Company's European content per build was approximately $16 for the first quarter of 1999, compared to an average of $17 for the 1998 fiscal year.

GROSS MARGIN: Gross margin for the Company was 14.8% for the first quarter of 1999, compared to 16.5% for the first quarter of 1998. The decrease is primarily attributable to changes in sales mix, price discounts and product launch costs at the Company's North America Automotive Interior Systems division and lower sales volumes at the Company's Europe Automotive Interior Systems division, offset by favorable sales mix changes at the Company's Specialty Automotive Products division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased 3.9% to $40.8 million in the first quarter of 1999, up $1.5 million from the first quarter of 1998. The increase is due in part to the Company's acquisitions of Enjema and C&A Floormats Europe, which had combined selling, general and administrative expenses of $0.8 million in the first quarter of 1999. In addition, selling, general and administrative expenses increased due to costs associated with systems upgrades and Year 2000 compliance efforts, offset by cost-cutting efforts at the Company's Specialty Automotive Products division. As a percentage of sales, selling, general and administrative expenses were 8.5% and 8.2% in the first quarters of 1999 and 1998, respectively.

INTEREST EXPENSE: Interest expense, net of interest income of $0.8 million and $0.7 million in the first quarters of 1999 and 1998, respectively, increased 6.5% to $21.8 million in the first quarter of 1999, up $1.3 million from the first quarter of 1998. The increase is due to a higher outstanding debt balance during the first quarter of 1999.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.3 million was recognized in the first quarter of 1999, compared to a loss of $1.6 million in the first quarter of 1998. The decrease in the loss on the sale of receivables is due to a lower interest rate on the receivables facility during the first quarter of 1999.

OTHER EXPENSE: Other expense increased to $2.2 million in the first quarter of 1999, compared to $0.2 million in the first quarter of 1998. The increase is primarily due to foreign currency losses of $1.5 million incurred in the first quarter of 1999 related to fluctuations in the Mexican peso.

INCOME TAXES: The Company recognized a provision of $2.2 million in the first quarter of 1999, compared to a provision of $8.5 million in the first quarter of 1998. The Company's effective tax rate for the first quarter of 1999 was 48.9%, compared to 49.5% in the first quarter of 1998.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE: The Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") at the beginning of the first quarter of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of adopting SOP 98-5 resulted in a charge of $8.8 million, net of income taxes of $5.1 million.

                                      1-15

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NET INCOME (LOSS): The combined effect of the foregoing resulted in a net loss of $6.5 million in the first quarter of 1999, compared to net income of $8.7 million in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company and its subsidiaries had cash and cash equivalents totaling $34.5 million and $23.8 million at March 27, 1999 and December 26, 1998, respectively. The Company had a total of $81.3 million of borrowing availability under its credit arrangements as of March 27, 1999. Availability as of March 27, 1999 under the revolving credit facility has been reduced by outstanding letters of credit of $22.1 million. The total was comprised of $73.1 million under the revolving credit facility (including $1.1 million available to the Canadian Borrowers, as hereinafter defined), approximately $8.1 million under bank demand lines of credit in Austria, Canada and the United Kingdom and $0.1 million available under the Receivables Facility as hereinafter defined.

        On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan Facilities"); and
(iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Company has received a commitment, subject to certain conditions, to utilize the Term Loan C Facility which is provided for in the Credit Agreement Facilities in a principal amount of $100 million. The Company currently expects to close on the Term Loan C Facility in May, 1999. The proceeds from the Term Loan C Facility will be used to repay amounts outstanding on the Revolving Credit Facility and for general corporate purposes, including payment of a special dividend to shareholders of approximately $44 million, or $0.71 per share, expected to be declared once the Term Loan C Facility closes. The dividend would be payable in late May. The Credit Agreement Facilities (including the Term Loan C Facility, if utilized) replace and refinance the Company's previously outstanding bank credit facilities, including the facilities entered into in June 1994 and December 1995 and amended and restated in June 1996 and those entered into by the Company in connection with the acquisition of JPS Automotive in December 1996 (collectively, the "Replaced Facilities").

        At March 27, 1999, the Company had outstanding $96.3 million under the Term Loan A Facility, $125.0 million under the Term Loan B Facility, and $154.9 million under the Revolving Credit facility (including $58.9 million borrowed by the Canadian Borrowers).

        The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive convenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities. Effective March 8, 1999, the Company, in view of the decreased sales of automotive fabrics and the General Motors strike which occurred in June and July of 1998, obtained an amendment to the Credit Agreement Facilities primarily in order to modify the covenants relating to interest coverage and leverage ratios. The amendment resulted generally in an increase in the interest rates charged under the Credit Agreement Facilities. The amendment increased the Company's effective borrowing rate under the Credit Agreement Facilities by 0.58% at March 27, 1999. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of the Company's Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings"). The Company's obligations under the Credit Agreement Facilities are secured by a pledge of the stock of C&A Products and its significant subsidiaries and certain intercompany indebtedness.

        On June 10, 1996, C&A Products issued $400 million principal amount of 11-1/2% Subordinated Notes due 2006 (the "Subordinated Notes"). The Subordinated Notes are guaranteed by the Company. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from

                                      1-16

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

making certain payments and investments (generally, dividends and distributions on their capital stock; repurchases or redemptions of their capital stock; repayment prior to maturity of debt subordinated to the Subordinated Notes; and investments (other than permitted investments)) ("Restricted Payments") if (i) there is a default under the Subordinated Notes or (ii) after giving pro forma effect to the Restricted Payment, C&A Products could not incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.25 to 1) of cash flow to interest expense or (iii) the aggregate of all such Restricted Payments from the issue date exceeds a specified threshold (based, generally, on 50% of cumulative consolidated net income since the quarter in which the issue date occurred plus 100% of the net proceeds of capital contributions to C&A Products from stock issuances by the Company). These prohibitions are subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate until the maturity of the Subordinated Notes, dividends to stockholders of the Company of the net available proceeds from the sale of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during the remainder of 1999. However, the Company expects all its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture.

        The indenture governing the JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of March 27, 1999. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions. As of March 27, 1999, JPS Automotive had approximately $88.0 million of indebtedness outstanding (including a premium of $2.0 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes.

        On March 31, 1995, C&A Products entered, through the Trust formed by Carcorp, Inc., ("Carcorp"), a wholly-owned, bankruptcy remote subsidiary of C&A Products, into a receivables facility (the "Receivables Facility"), comprised of
(i) term certificates, which were issued on March 31, 1995, in an aggregate face amount of $110 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchases on a revolving basis and transfers to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada. The certificates represent the right to receive payments generated by the receivables held by the Trust.

        As a result of the Company's divestiture of its non-automotive businesses, the trust was required to redeem certain of the outstanding term certificates. As of March 27, 1999, $50 million of the term certificates remained outstanding. Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at March 27, 1999 the maximum amount available under the variable funding certificates was $72.9 million, of which $0.1 million was unutilized.

        The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, are used to purchase new receivables from the Sellers. Collections on receivables are required

                                      1-17

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

        The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At March 27, 1999, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter ended March 27, 1999, the Company made lease payments relating to continuing operations of approximately $1.4 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $4.4 million during the remainder of fiscal 1999.

        The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the Receivables Facility. Net cash provided by the continuing operating activities of the Company was $11.6 million for the first quarter of 1999.

        The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income taxes, costs associated with the Company's previously divested businesses and capital expenditures. At March 27, 1999, the Company had total outstanding indebtedness of $872.1 million (excluding approximately $22.1 million of outstanding letters of credit) at an average interest rate of 9.5% per annum. Of the total outstanding indebtedness, $776.1 million relates to the Credit Agreement Facilities and the Subordinated Notes.

        The Company's Board of Directors authorized the expenditure of up to $25 million in 1999 to repurchase shares of the Company's Common Stock at management's discretion. This amount was reduced by the approximately $6.2 million special dividend paid on March 1, 1999 and is expected to be reduced to $2.2 million in connection with the special dividend anticipated to be payable in late May, as described above. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $1.3 million to repurchase shares during the first quarter of 1999.

        Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 2.25% in the case of the LIBOR/BA Margin and 1.25% in the case of the ABR/Canadian Prime Rate Margin on March 27, 1999. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 1.75% and 2.75%, respectively, at March 27, 1999. The weighted average interest rate on the Credit Agreement Facilities was 7.4% at March 27, 1999. The Company currently estimates that the Term Loan C Facility will bear interest at LIBOR plus 3.25%. The weighted average interest rate on the sold interests under the Receivables Facility at March 27, 1999 was 5.8%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at 11.5% per annum. The JPS Automotive Senior Notes bear interest at a rate of 11.125% per annum.

                                      1-18

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash interest paid was $8.1 million and $7.1 million for the quarters ended March 27, 1999 and March 28, 1998, respectively.

        Due to the variable interest rates under the Credit Agreement Facilities and the Receivables Facility, the Company is sensitive to increases in interest rates. Accordingly, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27.0 million of 11 1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27.0 million of notional principal amount by entering into an 8.50% cap on LIBOR. These agreements expired in April, 1999. Based upon amounts outstanding at March 27, 1999 a .5% increase in each of LIBOR and Canadian bankers' acceptance rates (4.9% and 5.0%, respectively, at March 27, 1999) would impact interest costs by approximately $1.9 million annually on the Credit Agreement Facilities and $0.1 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45.0 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swapped LIBOR based interest rates for the Canadian bankers' acceptance rates and fixed the exchange rate for the principal balance upon maturation. This agreement was terminated on June 1, 1998 as a result of the repayment of the Canadian term loan. The term loan balance was repaid in conjunction with the refinancing and replacement of the Replaced Facilities.

        The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 1999 and for 2000, 2001, 2002 and 2003 are $15.7 million, $23.9 million, $113.2 million and $28.9 million and $24.3 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan A and Term Loan B Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market

        The Company makes capital expenditures on a recurring basis for replacements and improvements. As of March 27, 1999, the Company's continuing operations had approximately $17.6 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 1999 will be in the range of $80 million to $90 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

        The Company is sensitive to price movements in its raw material supply base. During the first quarter of 1999, prices for most of the Company's primary raw materials remained constant with price levels at December 26, 1998. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

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

                                      1-19

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $17.7 million for the remainder of fiscal 1999. However, because of the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

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

ENVIRONMENTAL MATTERS

        The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time the locations were acquired are generally charged to reserves established in purchase accounting. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

        The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of March 27, 1999, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 24 sites where the Company is participating

                                      1-20

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in the investigation or remediation of the site, either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of March 27, 1999, the Company's estimate of its liability for these 32 sites is approximately $24.0 million. As of March 27, 1999, the Company has established reserves of approximately $38.4 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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

        As part of the Year 2000 Plan, the Company has selected a team of managers and outside consultants to identify, evaluate and implement a timetable aimed at bringing all of the Company's critical business systems and applications into Year 2000 compliance prior to December 31, 1999. The Year 2000 Plan addresses the Company's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers; (v) suppliers, agents and service providers, including systems which interface with customers; (vi) environmental operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

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

        The Company currently anticipates that the total cost of its Year 2000 plan, including approximately $21 million of costs associated with the BSIP Plan but excluding costs associated with contingency plans, will be approximately $25 million. Included in this estimate is approximately $6 million of salaries and other payroll costs of Company employees to the extent that they have devoted a portion of their time to the project. Approximately $16 million of these costs have been incurred through March 27, 1999 including approximately $4 million of salaries and other payroll costs. The Company has been expensing and capitalizing the costs to complete the Year 2000 Plan in accordance with appropriate

                                      1-21

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

accounting policies. The Company is funding the expenditures related to the Year 2000 Plan with cash flow from operations and borrowings under the Credit Agreement Facilities.

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

        The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. The Company currently anticipates that, with the modifications discussed above, the Year 2000 issue should not pose significant operational problems for the Company. However, if such modifications are not made, or are not completed timely, or if contingency plans fail, the Year 2000 issue could have a material adverse impact on the operations of the Company. Success of the Year 2000 plan may to some extent depend on the availability of outside consultants as well as establishing reliable telecommunication links with the Company's operations in Canada, Europe and Mexico. Further, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

        Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q include industry-based factors such as possible declines in the North American and European automobile and light truck build, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and Year 2000 compliance issues, as well as factors more specific to the Company, such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange filings, including without limitation "BUSINESS" in the Company's Annual Report or Form 10-K for the fiscal year ended December 26, 1998 (the "10-K") and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        For the period ended March 27, 1999, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

                                      1-22

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

        There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Report on Form 10-K for fiscal year ended December 26, 1998.

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

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
3.1    -   Restated Certificate of Incorporation of Collins & Aikman Corporation
           is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 30, 1994.

3.2    -   By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

3.3    -   Certificate of Elimination of Cumulative Exchangeable Redeemable
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

                           PART II - OTHER INFORMATION


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
4.6    -   Waiver dated as of December 22, 1998, under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent, is hereby incorporated by reference to Exhibit
           4.6 of Collins & Aikman Corporation's Report on 10-K for the fiscal year ended December 26, 1998.

4.7    -   Amendment and Waiver dated as of March 8, 1999, among Collins &
           Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics Ltd., Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.7 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 26, 1998.

4.8    -   Indenture dated as of June 28, 1994, between JPS Automotive Products
           Corp., as Issuer, JPS Automotive L.P., as Guarantor and Shawmut Bank Connecticut, N.A., as Trustee, is hereby incorporated by reference to
           Exhibit 4.2 of JPS Automotive Corp.'s Registration Statement on Form S-1, Registration No. 33-75510.

4.9    -   First Supplemental Indenture, dated as of October 5, 1994, between
           JPS Automotive Products Corp. and JPS Automotive L.P., as Co-Obligors, and Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPA Automotive L.P's and JPA Automotive Products Corp.'s Report on Form 10-Q for the fiscal quarter ended October 2, 1994

           Collins & Aikman Corporation agrees to furnish to the Commission upon request in accordance with Item 601 (b)(4) (iii) (A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins & Aikman Corporation or any of its subsidiaries, which debt does not exceed 10% of the total assets of Collins & Aikman Corporation and its subsidiaries on a consolidated basis.

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
           Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.'s Report on Form 10-K for the fiscal year ended January 30, 1991.

10.3   -   Employment Agreement dated as of July 22, 1992 between Collins &
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

10.7   -   Letter Agreement dated as of March 23, 1999 with an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 26, 1998.

                           PART II - OTHER INFORMATION


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10.8   -   Amended and Restated Employment Agreement dated as of January 20,
           1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 26, 1998.

10.9    -  Employment Agreement dated as of January 20, 1999 between Collins &
           Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 26, 1998.

10.10   -  Employment Agreement dated as of April 22, 1999 between Collins &
           Aikman Corporation and an executive officer.

10.11   -  Employment and Retention Agreement dated as of January 1, 1999 between Collins & Aikman Corporation and an executive officer.

10.12   -  Collins & Aikman Corporation 1998 Executive Incentive Compensation
           Plan is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 26, 1998.

10.13   -  Collins & Aikman Corporation Supplemental Retirement Income Plan is
           hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

10.14   -  Amendment to Collins & Aikman Corporation Supplemental Retirement
           Income Plan is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 26, 1998.

10.15  -   1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended April 29, 1995.

10.16  -   1994 Employee Stock Option Plan, as amended and restated through
           April 12, 1999.

10.17  -   1994 Directors Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.15 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 26, 1998.

10.18  -   Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 28, 1995.

10.19  -   Change in control agreement dated March 17, 1998 between Collins &
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

10.23  -   Change in control agreement dated March 17, 1998 between Collins &
           Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's report on Form 10-Q for the fiscal quarter ended March 28, 1998.

                           PART II - OTHER INFORMATION


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
10.24  -   Lease, executed as of the 1st day of June 1987, between Dura
           Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman Holdings Corporation's Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.

10.25  -   Amended and Restated Receivables Sale Agreement dated as of March 30,
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

10.26  -   Servicing Agreement, dated as of March 30, 1995, among Carcorp, Inc.,
           Collins & Aikman Products Co., as Master Servicer, each of the subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.27  -   Pooling Agreement, dated as of March 30, 1995, among Carcorp, Inc.,
           Collins & Aikman Products Co., as Master Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.28  -   Series 1995-1 Supplement, dated as of March 30, 1995, among Carcorp,
           Inc., Collins & Aikman Products Co., as Master Servicer and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit
           10.21 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.29  -   Series 1995-2 Supplement, dated as of March 30, 1995, among Carcorp,
           Inc., Collins & Aikman Products Co., as Master Servicer, the Initial Purchasers parties thereto, Societe Generale, as Agent for the Purchasers and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

10.30  -   Amendment No. 1, dated September 5, 1995, among Carcorp, Inc., as
           Company, Collins & Aikman Products Co., as Master Servicer, and Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 29, 1995.

10.31  -   Amendment No. 2, dated October 25, 1995, among Carcorp, Inc., as
           Company, Collins & Aikman Products Co., as Master Servicer, and Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March 30, 1995, among the Company, the Master Servicer and the Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 28, 1995.

10.32  -   Amendment No. 1, dated February 29, 1996, to the Series 1995-1
           Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

10.33  -   Amendment No. 1, dated February 29, 1996, to the Series 1995-2
           Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins & Aikman Products Co., as Master Servicer, Societe Generale, as agent, and Chemical Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

10.34  -   Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and Collins & Aikman Products Co. is hereby incorporated by reference to Exhibit
           10.27 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended October 29, 1994.

10.35  -   Asset Purchase Agreement dated as of June 30, 1997 by and between JPS
           Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current Report on Form 8-K dated July 24, 1997.

10.36  -   Closing Agreement dated July 24, 1997 between JPS Automotive L.P.,
           Safety Components International, Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

           JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current Report on Form 8-K dated July 24, 1997.

10.37  -   Amended and Restated Acquisition Agreement dated as of November 4,
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

Dated: May 10, 1999


                                                    COLLINS & AIKMAN CORPORATION
                                                           (Registrant)

                                               By:   /s/ J. Michael Stepp
                                                     ----------------------
                                                     J. Michael Stepp
                                                     Chief Financial Officer and
                                                     Executive Vice President

                                               (On behalf of the Registrant and
                                               as Principal Financial and
                                               Accounting Officer)