Form 10-Q
period 1999-06-26
COLLINS & AIKMAN CORP
filed 1999-08-10
CIK 846815

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the quarter ended June 26, 1999

               __Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the transition period from ____ to____

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

As of August 9, 1999, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 61,948,046 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except for per share data)


                                                   Quarter Ended                    Six Months Ended
                                                 -------------------               -------------------
                                              June 26,         June 27,         June 26,        June 27,
                                                1999             1998            1999             1998
                                              --------       ---------         ---------         --------
Net sales...................................$  486,821       $  463,335      $  965,158       $  941,475
                                              ---------       ----------       ---------         -------
Cost of goods sold..........................   408,559          399,521         816,308          798,928
Selling, general and administrative
  expenses..................................    38,322           40,153          79,077           79,373
Restructuring charge........................     4,554              -             4,554                -
                                              ---------        ---------        --------        ---------
                                               451,435          439,674         899,939          878,301
                                              ---------        ---------        --------        ---------
Operating income............................    35,386           23,661          65,219           63,174

Interest expense, net.......................    23,009           19,434          44,824           39,913
Loss on sale of receivables.................     1,323            1,682           2,634            3,306
Other expense (income)......................      (983)           3,485           1,194            3,725
                                               --------        ---------        --------        ---------

Income (loss) before income taxes...........    12,037             (940)         16,567           16,230
Income tax expense (benefit)................     6,719             (458)          8,933            8,034
                                               --------        ---------         -------        ---------
Income (loss) before extraordinary
  charge and cumulative effect of a
  change in accounting principle                 5,318             (482)          7,634            8,196
Extraordinary charge, net of income
  taxes of $2,452...........................         -           (3,679)              -           (3,679)
Cumulative effect of a change in
  accounting principle, net of income
  taxes of $5,083...........................         -                -          (8,850)               -
                                                -------          -------         -------         --------

Net income (loss)...........................  $  5,318         $ (4,161)       $ (1,216)         $ 4,517
                                                =======         ========        ========         ========

Net income (loss) per basic and diluted
 common share: Income (loss) before
  extraordinary charge and cumulative effect
  of a change in accounting principle....     $   0.09         $  (0.01)       $   0.12          $  0.12
 Extraordinary charge...................             -            (0.05)              -            (0.05)
  Cumulative effect of a change
  in accounting principle.................           -                -           (0.14)               -
                                                -------        ---------        --------         --------
Net income (loss).........................    $   0.09         $  (0.06)       $  (0.02)         $  0.07
                                                =======        =========        ========         ========
Average common shares outstanding:
  Basic...................................      61,947           65,447          61,970           65,574
                                                =======        =========        ========         ========
  Diluted.................................      62,303           65,447          62,327           66,392
                                                =======        =========        ========         ========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                 (Unaudited)
                                                   June 26,      December 26,
                     ASSETS                          1999            1998
                                                -----------      ------------
Current Assets:
  Cash and cash equivalents...................$    44,005        $    23,755
  Accounts and other receivables, net.........    226,294            237,645
  Inventories.................................    142,457            152,840
  Other.......................................    103,643             96,156
                                               -----------        ------------

   Total current assets.......................    516,399            510,396

Property, plant and equipment, net............    445,812            447,121
Deferred tax assets...........................     77,894             70,632
Goodwill, net.................................    259,352            264,138
Other assets..................................     88,293             89,924
                                                ----------        -----------
                                              $ 1,387,750        $ 1,382,211
                                               ===========        ===========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
  Short-term borrowings.......................$     5,331        $    10,954
  Current maturities of long-term debt........     25,921             19,942
  Accounts payable............................    148,601            169,808
  Accrued expenses............................    161,837            143,302
                                                ----------        ----------
   Total current liabilities..................    341,690            344,006

Long-term debt................................    916,114            846,107
Other, including postretirement benefit
  obligation..................................    273,302            271,869
Commitments and contingencies.................

Common stock (150,000 shares authorized,
  70,521 shares issued and 61,960 shares
  outstanding at June 26, 1999 and 70,521
  shares issued and 62,182 outstanding at
  December 26, 1998)..........................        705                705
Other paid-in capital.........................    585,332            585,401
Accumulated deficit...........................   (632,118)          (580,666)
Accumulated other comprehensive loss..........    (34,570)           (23,427)
Treasury stock, at cost (8,561 shares at
 June 26, 1999 and 8,339 shares at
 December 26, 1998)...........................    (62,705)           (61,784)
                                                ----------        ------------

   Total common stockholders' deficit.........   (143,356)           (79,771)
                                                -----------       ------------
                                              $  1,387,750       $  1,382,211
                                                ===========       ============

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                     Quarter Ended        Six Months Ended
                                                     -------------        ----------------
                                                  June 26,    June 27,    June 26,   June 27,
                                                    1999        1998        1999       1998
                                                 -----------  ---------  ----------  --------
OPERATING ACTIVITIES
Income (loss) from continuing operations.....    $   5,318   $   (482)  $   7,634  $   8,196
Adjustments to derive cash flow from
continuing operating activities:
   Impairment of long-lived assets...........          536         -          536         -
   Deferred income tax expense (benefit).....          (38)      (868)     (1,231)     3,430
   Depreciation and leasehold amortization...       14,105     12,785      28,272     27,005
   Amortization of goodwill..................        2,089      1,766       3,838      3,539
   Amortization of other assets..............        1,505      1,451       2,821      3,295
   Decrease in accounts and other receivables       34,326     22,897      13,551     16,058
   Decrease (increase) in inventories........         (751)    (3,124)     10,383    (12,053)
   Decrease in accounts payable..............       (8,041)   (15,323)    (21,207)   (13,374)
   Increase (decrease) in interest payable...      (12,783)   (15,636)      1,348     (2,092)
   Other, net................................      (11,604)   (23,541)     (9,719)   (30,932)
                                                   --------  ---------   ---------  ---------
     Net cash provided by (used in) continuing
       operating activities..................       24,662    (20,075)     36,226      3,072
                                                   --------  ---------   ---------  ---------
Cash used in Wallcoverings discontinued
   operations................................            -          -           -    (15,052)
Cash used in other discontinued
   operations................................       (2,748)    (4,801)     (4,431)    (7,802)
                                                  ---------  ----------  ---------  ---------

     Net cash used in discontinued
        operations...........................       (2,748)    (4,801)     (4,431)   (22,854)
                                                  ---------  ---------   ---------  ---------

INVESTING ACTIVITIES
Additions to property, plant and equipment...      (19,843)   (22,773)    (32,377)   (49,505)
Sales of property, plant and equipment.......          193        186       2,634      3,924
Proceeds from disposition of discontinued
   operations................................           -          -           -      71,200
Acquisition of businesses, net of cash acquired       (369)    (1,003)       (369)   (20,239)
Other, net...................................         (316)     5,646       1,758      3,537
                                                  ---------  ---------   ---------  ---------

     Net cash provided by (used in) investing
        activities...........................      (20,335)   (17,944)    (28,354)     8,917
                                                  ---------  ---------   ---------  ---------
FINANCING ACTIVITIES
Issuance of long-term debt...................      100,000    225,000     100,000    225,000
Repayment of long-term debt..................       (4,897)  (235,703)     (9,486)  (256,391)
Reduction of a participating interest in
   accounts receivable.......................      (10,500)    (2,000)     (2,200)    (3,000)
Net borrowings (repayments) on revolving credit
   facilities................................      (26,881)    67,702     (17,381)    57,702
Decrease on short-term
   borrowings................................       (7,423)      (468)     (5,272)    (7,491)
Reissuance (purchase) of treasury stock, net.          312     (4,481)       (921)    (6,545)
Dividends paid...............................      (44,005)        -      (50,198)        -
Other, net...................................        1,345     (1,773)      2,267     (2,091)
                                                  ---------  ---------   ---------  ---------

     Net cash provided by financing activities       7,951     48,277      16,809      7,184
                                                  ---------  ---------   ---------  ---------

Net increase (decrease) in cash and cash
   equivalents...............................        9,530      5,457      20,250     (3,681)
Cash and cash equivalents at beginning of period    34,475     14,866      23,755     24,004
                                                  ---------  ---------   ---------  ---------
Cash and cash equivalents at end of period...     $ 44,005   $ 20,323    $ 44,005   $ 20,323
                                                  =========  =========   =========  =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.    ORGANIZATION:

      Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. As of June 26, 1999, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates collectively owned approximately 87% of the common stock of the Company (the "Common Stock").

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

C.    ACQUISITIONS:

      The Company entered into a joint venture to manufacture plastic trim products in the United Kingdom with Kigass Automotive Group ("Kigass") in October 1997 in which the Company and Kigass each owned 50% of the joint venture. The Company acquired Kigass on February 2, 1998. The purchase price for the acquisition was approximately $25.2 million. Kigass has been named Collins & Aikman Plastics (UK) Limited ("C&A Plastics UK"). Under the terms of the purchase agreement, the Company assumed effective control of C&A Plastics UK on January 1, 1998. Goodwill resulting from the acquisition was $15.0 million.

D.    INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS:

      During April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27 million of notional principal amount by entering into an 8.50% cap on LIBOR. Payments to be received, if any, as a result of these agreements are accrued as an adjustment to interest expense. During the quarter and six months ended June 26, 1999, this agreement resulted in reductions in interest expense of approximately $20 thousand and $122 thousand, respectively. During the quarter and six months ended June 27, 1998, this agreement resulted in reductions of interest expense of approximately $60 thousand and $115 thousand, respectively. These agreements expired in April, 1999.

      The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. The Company's policies prescribe the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts for several currencies that mature during fiscal 1999. These contracts, which aggregated a U.S. dollar equivalent of $108.2 million at June 26, 1999, will partially offset currency volatility associated with intercompany funding arrangements and purchase and sale transactions. The fair value of these contracts approximated the contract value at June 26, 1999.

      During 1998 and 1999, the Company purchased option contracts with a notional amount of $85.4 million, giving the Company the right to purchase U.S. dollars for use by its Canadian operations. These contracts expire periodically throughout 1999. The premium associated with these contracts of approximately $1.5 million is being amortized over the contracts' terms and is included in other expense (income) in the accompanying consolidated statements of operations.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


E.    INVENTORIES:

      Inventory balances are summarized below (in thousands):

                                                   June 26,     December 26,
                                                     1999           1998
                                                   ---------    ------------

             Raw materials........................ $  78,972     $  79,285
             Work in process......................    26,232        32,408
             Finished goods.......................    37,253        41,147
                                                   ---------    ----------
                                                   $ 142,457     $ 152,840
                                                   =========    ==========
F.    GOODWILL

      Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $2.1 million and $3.8 million for the quarter and six months ended June 26, 1999, respectively, and $1.8 million and $3.5 million for the quarter and six months ended June 27, 1998, respectively. Accumulated amortization at June 26, 1999 was $21.7 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the predicted non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At June 26, 1999, the Company believes the recorded value of its goodwill of $259.4 million is fully recoverable.

G.    LONG-TERM DEBT:

      On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility and the Term Loan C Facility, as hereinafter defined, the "Term Loan Facilities") and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities").

      In addition, the Credit Agreement Facilities include a provision for a Term Loan C credit facility (the "Term Loan C Facility") of up to $150 million in loan borrowings having amortization and interest rate terms to be agreed upon between the Company and the applicable lenders who may supply commitments at such time as the Term Loan C Facility may be utilized. On May 13, 1999, the Company closed on the Term Loan C Facility in the principal amount of $100 million. The Term Loan C Facility is payable in quarterly installments beginning in December, 1999 through final maturity in December, 2005. The Company used approximately $44 million of the proceeds from the Term Loan C Facility to pay a special dividend to shareholders on May 28, 1999. See Note M to Condensed Consolidated Financial Statements. The remaining proceeds were used to repay amounts outstanding on the Revolving Credit Facility and for general corporate purposes.

      At June 26, 1999, the Company had outstanding $92.5 million on the Term Loan A Facility, $124.0 million on the Term Loan B Facility, $100.0 million on the Term Loan C Facility and $129.8 million under the Revolving Credit Facility (including $52.5 million borrowed by the Canadian Borrowers).

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

      Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility, as amended March 8, 1999, bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1.00%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 2.25% and 1.25% in the case of the the LIBOR/BA Margin and the ABR/Canadian Prime Rate Margin, respectively, on June 26, 1999. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or
(ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin were 1.75% and 2.75%, respectively, at June 26, 1999. Indebtedness under the Term Loan C Facility bears interest at a per annum rate equal to LIBOR plus 3.25% (the "Tranche C LIBOR Margin") or Chase's Alternate Base Rate plus 2.25% (the "Tranche C ABR Margin").

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

       At June 26, 1999, the scheduled maturities of long-term debt are as follows (in thousands):

      Remainder of fiscal year 1999..................    $  10,867
      Fiscal year 2000...............................       27,850
      Fiscal year 2001...............................      116,930
      Fiscal year 2002...............................       32,910
      Fiscal year 2003...............................       80,823
      Later years....................................      672,655
                                                         ----------
                                                         $ 942,035
                                                         ==========
H.    RESTRUCTURING:

      On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North America Automotive Interior Systems, headquartered in the Detroit metropolitan area, and Europe Automotive Interior Systems, headquartered in Germany. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and convertible systems businesses. In addition, the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

Company is in the process of relocating its corporate headquarters from Charlotte, North Carolina to the Detroit metropolitan area and expects the relocation to be completed in the fourth quarter of fiscal 1999.

      The Company had previously announced that it anticipated incurring a restructuring charge related to the Reorganization of approximately $8 to $9 million in the first quarter of fiscal 1999. However, in connection with the change in the Company's Chief Executive Officer and the Company's operating results in the first quarter, the Company delayed certain aspects of the Reorganization while the Company's new Chief Executive Officer, Thomas Evans, reviewed the Reorganization plan.

      During the second quarter of 1999, Mr. Evans approved certain portions of the Reorganization plan for the Company's North America Automotive Interior Systems division and corporate headquarters. As a result, the Company recognized a pre-tax restructuring charge of $4.6 million, principally representing severance costs associated with employee reductions which either occurred or were announced in the second quarter of fiscal 1999. Approximately 400 employees were affected, of which approximately 350 worked in a plastics facility which is being closed. The facility's operations are being relocated to another plastics facility. The remaining employees held management or administrative positions within the Company. The charge also included a $0.5 million impairment loss related to assets located in the plastics facility. As of June 26, 1999, the Company had spent approximately $0.9 million in severance and related costs.

      The Company currently expects to recognize an additional restructuring charge in the third quarter of fiscal 1999 once Mr. Evans completes his review of the Reorganization plan. The total restructuring charge and other non-recurring costs associated with the Reorganization to be recognized by the Company have not been finalized and may exceed the Company's original estimates.

      The Company has completed relocation of its bodycloth production from a JPS Automotive L.P. ("JPS Automotive") facility to an existing C&A Products facility and has completed the closing of the manufacturing facilities in connection with the acquisition of JPS Automotive. The remaining reserve of approximately $0.8 million will be used primarily for severance benefits.

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

      On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners. See Note I to Condensed Consolidated Financial Statements. The Company incurred fees and expenses for services performed by WP Partners, or its affiliates, in connection with the sale of Wallcoverings, totaling approximately $0.7 million. In June 1998, the Company incurred fees and expenses of approximately $0.1 million for services performed by Blackstone Partners or its affiliates for the 1996 acquisitions of JPS Automotive and Perstorp Components and the 1997 acquisition of the remaining interest of the Collins & Aikman/Perstorp Joint Venture.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


K.    INFORMATION ABOUT THE COMPANY'S OPERATIONS:

      The Company's continuing operations primarily supply automotive interior systems - textile and plastic products, acoustics and convertible top systems - to the global automotive industry.

      The Company's reportable segments reflect the divisions established in the Reorganization. Financial data for all periods has been presented on this basis. North America Automotive Interior Systems and Europe Automotive Interior Systems include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior trim systems. The Specialty Automotive Products division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

      The Company evaluates performance based on profit or loss from operations before interest expense, foreign exchange gains and losses, loss on sale of receivables, other income and expense, and income taxes.

      Information about the Company's divisions is presented below (in thousands):

                                           Quarter Ended June 26, 1999
                            -----------------------------------------------------------------------
                            North America         Europe            Specialty
                              Automotive         Automotive        Automotive
                            Interior Systems   Interior Systems     Products   Other (a)    Total
                            ----------------   ----------------    --------    ---------   --------
External revenues............. $  292,445     $  77,226          $  117,150     $    -    $ 486,821
Inter-segment revenues........     21,313         7,060               9,362    (37,735)           -
Depreciation and amortization.      9,051         4,667               3,772        209       17,699
Operating income (loss).......     21,482         3,035              14,532     (3,663)      35,386
Total assets..................    785,818       249,200             257,300     95,432    1,387,750
Capital expenditures..........     11,429         3,893               3,172      1,349       19,843

                                            Quarter Ended June 27, 1998
                            -----------------------------------------------------------------------
                            North America          Europe           Specialty
                              Automotive         Automotive        Automotive
                            Interior Systems   Interior Systems     Products    Other (a)   Total
                            ----------------   ----------------    --------    ---------   --------
External revenues............. $  270,476    $   82,142          $  110,717   $     -     $ 463,335
Inter-segment revenues........     21,059         6,400               8,817    (36,276)           -
Depreciation and amortization.      8,440         3,672               3,635        255       16,002
Operating income..............     14,869         2,333               6,455          4       23,661
Total assets..................    743,440       226,633             278,322     67,045    1,315,440
Capital expenditures..........     11,936         1,298               5,803      3,736       22,773

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


                                         Six Months Ended June 26, 1999
                            ---------------------------------------------------------------------
                            North America          Europe           Specialty
                              Automotive         Automotive        Automotive
                            Interior Systems   Interior Systems     Products    Other (a)  Total
                            ----------------   ----------------    --------    ---------   ------
External revenues............. $  576,057       $  159,093       $ 230,008      $   -    $965,158
Inter-segment revenues........     44,073           14,343          18,134    (76,550)          -
Depreciation and amortization.     18,322            8,611           7,540        458      34,931
Operating income(loss)........     40,226            3,919          25,479     (4,405)     65,219
Total assets..................    785,818          249,200         257,300     95,432   1,387,750
Capital expenditures..........     18,479            7,037           4,454      2,407      32,377


                                           Six Months Ended June 26, 1999
                            ----------------------------------------------------------------------
                            North America          Europe           Specialty
                              Automotive         Automotive        Automotive
                            Interior Systems   Interior Systems     Products    Other (a)   Total
                            ----------------   ----------------    --------    ---------   -------
External revenues.............. $ 543,745        $ 168,057       $ 229,673     $    -   $ 941,475
Inter-segment revenues.........    44,294           12,142          17,457    (73,893)          -
Depreciation and amortization..    17,231            8,371           7,428        809      33,839
Operating income...............    42,132            4,834          15,956        252      63,174
Total assets...................   743,440          226,633         278,322     67,045   1,315,440
Capital expenditures...........    25,420            5,638          11,465      6,982      49,505

(a) Other includes the Company's discontinued operations, non-operating units and the effect of eliminating entries.

      Sales for the Company's primary product groups are as follows (in thousands):


                                         Quarter Ended             Six Months Ended
                                         -------------             ----------------
                                     June 26,     June 27,     June 26,     June 27,
                                       1999         1998          1999         1998
                                       ----         ----          ----         ----
   Molded floor carpet............  $   117,926  $  107,618     $  232,088   $ 212,970
   Luggage compartment trim.......       19,861      24,234         35,157      50,063
   Acoustical products............       46,108      58,015        102,116     111,714
   Accessory floormats............       42,897      33,719         82,861      73,325
   Plastic-based interior trim
     systems......................      114,984     105,368        224,894     214,245
   Automotive fabrics.............       67,575      63,464        132,573     136,580
   Convertible top
     systems......................       36,658      33,077         70,086      63,907
   Other..........................       40,812      37,840         85,383      78,671
                                        -------     -------        -------     -------
   Total..........................  $   486,821   $ 463,335     $  965,158   $ 941,475
                                        =======     =======        =======     =======

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                            Six Months Ended
                                                            ----------------
                                                          June 26,    June 27,
                                                            1999        1998
                                                            ----        ----
     General Motors Corporation......................      31.8%        30.7%
     Ford Motor Company...............................     20.4%        14.3%
     DaimlerChrysler A.G...............................    18.8%        18.7%


      Sales for the Company's continuing operations in different geographic areas is presented below (in thousands):

                                        Quarter Ended              Six Months Ended
                                        -------------              ----------------
                                   June 26,       June 27,      June 26,      June 27,
                                    1999           1998           1999          1998
                                    ----           ----           ----          ----
   United States................$ 278,854      $ 260,414     $ 550,754      $ 534,837
   Canada.......................  104,881         96,989       199,644        192,387
   Mexico.......................   25,860         23,790        55,667         46,194
   United Kingdom...............   30,391         35,999        62,943         74,424
   Other Europe (a).............   46,835         46,143        96,150         93,633
                                ---------      ---------     ---------      ---------
   Consolidated.................$ 486,821      $ 463,335     $ 965,158      $ 941,475
                                =========      =========     =========      =========

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands.

      Long-lived assets for the Company's continuing operations in different geographical regions is presented below (in thousands):

                                    June 26,       June 27,
                                      1999           1998
                                      ----           ----

        United States.............$ 445,297      $ 436,681
        Canada..................... 193,339        186,986
        Mexico.....................  17,003         14,659
        United Kingdom.............  58,147         53,865
        Other Europe (a)...........  79,671         76,208
                                   --------       --------
        Consolidated..............$ 793,457      $ 768,399
                                   ========      =========

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands.

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

M.    COMMON STOCKHOLDERS' DEFICIT:

      Total comprehensive income (loss) for the quarters ended June 26, 1999 and June 27, 1998 was $1.1 million and $(5.7) million, respectively. For the six months ended June 26, 1999 and June 27, 1998, comprehensive income (loss) was $(12.4) million and $7.4 million, respectively. Activity in the common stockholders' deficit since December 26, 1998 is as follows (in thousands):


                            Current Year                                                                      Other
                           Comprehensive                   Accumulated     Accumulated Other      Common     Paid-in   Treasury
                                Loss            Total         Deficit       Comprehensive Loss     Stock      Capital    Stock
                           ---------------------------------------------------------------------------------------------------
Balance at December  26, 1998...              $(79,771)     $(580,666)        $(23,427)            $705     $585,401    $(61,784)
Comprehensive loss
   Net loss..................... $(1,216)       (1,216)        (1,216)              -                -             -          -
    Other comprehensive loss,
          net of tax:
   Foreign currency
    translations adjustments.....(11,027)      (11,027)             -          (11,027)              -             -          -
    Pension equity adjustment....   (116)         (116)                           (116)              -             -          -
                                ----------
                                $(12,359)
                                ==========
Compensation expense adjustment                    280              -               -                -           280          -
Purchase of treasury stock
  (305 shares)..................                (1,659)             -               -                -             -     (1,659)
Exercise of stock options
  (83 shares)...................                   351            (38)              -                -          (349)       738
Dividends.......................               (50,198)       (50,198)              -                _             -          -
                                             -----------      ---------        ---------         ------      --------   --------
Balance at June 26, 1999........            $ (143,356)     $(632,118)        $(34,570)           $705     $ 585,332   $(62,705)
                                            ============     ==========       ==========         ======     =========   ========

      The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                    Foreign Currency      Pension      Accumulated Other
                                       Translation         Equity       Comprehensive
                                       Adjustments       Adjustment         Loss
                                       -----------       ----------         ----
Balance at December 26, 1998.......    $    (21,554)     $    (1,873)    $   (23,427)
Current period change..............         (11,027)            (116)        (11,143)
                                        -----------       -----------     -----------
Balance at June 26, 1999...........    $    (32,581)     $    (1,989)    $   (34,570)
                                        ============      ===========     ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


      On February 10, 1999, the Company declared a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of common stock held by stockholders of record as of the close of business on February 22, 1999. The dividend was paid on March 1, 1999. On May 13, 1999, the Company declared another special dividend of approximately $44.0 million, representing $0.71 per share on all outstanding shares of common stock held by stockholders of record as of the close of business on May 20, 1999. The dividend was paid on May 28, 1999. In connection with these dividends, the amount authorized by the Company's Board of Directors for the Company's 1999 share repurchase program was reduced from $25 million to approximately $2 million.

N.    SIGNIFICANT SUBSIDIARY:

      The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):


                                              Quarter Ended            Six Months Ended
                                              -------------            ----------------
                                          June 26,     June 27,    June 26,     June 27,
                                            1999         1998        1999         1998
                                            ----         ----        ----         ----
      Net sales......................... $ 486,821   $ 463,335    $ 965,158    $ 941,475
      Gross margin......................    78,262      63,814      148,850      142,547
      Income from continuing operations.     5,502          75        7,977        8,585
      Net income (loss).................     5,502          75        (873)        8,585


                                       June 26,         December 26,
                                         1999              1998
                                       ---------       ------------
      Current assets..................$ 516,387        $ 510,303
      Noncurrent assets...............  871,351          871,815
      Current liabilities.............  341,491          343,807
      Noncurrent liabilities..........1,186,834        1,115,394


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

O.    NEWLY ISSUED ACCOUNTING STANDARDS:

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use. SOP 98- 1 is effective for financial statements for fiscal years beginning after December 15, 1998 and should be applied to internal use computer software costs incurred in those fiscal years for all projects, including those projects in progress upon initial application. The Company adopted SOP 98-1 on December 27, 1998. The adoption of this standard did not have a material impact on its consolidated financial position or results of operations.

      In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The Company adopted SOP 98-5 on December 27, 1998. The initial impact of adopting SOP 98-5 resulted in a charge of approximately $8.8 million, net of income taxes of $5.1 million, which has been reflected as a cumulative effect of a

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                 (Unaudited)

change in accounting principle in the accompanying consolidated statement of operations for the six months ended June 26, 1999.

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results of the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

      In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Under SFAS No.
137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The Company is currently analyzing the impact of adoption of SFAS No. 133. The adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

NEW OFFICERS

      On April 22, 1999, the Company announced that the Company's Board of Directors had elected Thomas E. Evans as the Company's new Chief Executive Officer. Mr. Evans replaces Thomas E. Hannah, who retired from the Company on June 30, 1999. Mr. Evans also serves as a director and Chairman of the Company's Board of Directors. Mr. Evans, 48 years old, was formerly
President of Tenneco Automotive, a subsidiary of Tenneco, Inc. Prior to that, Mr. Evans held several management positions, the last being Senior Vice President of Operations, at Case Corporation, another subsidiary of Tenneco, Inc.

      On July 26, 1999, the Company announced that Rajesh K. Shah had been named Executive Vice President and Chief Financial Officer. Mr. Shah replaces J. Michael Stepp, who has been named Executive Vice President - Corporate Planning and Development. Mr. Shah, 48 years old, was formerly
Vice President and Chief Financial Officer of UT Automotive, Inc. Prior to that, Mr. Shah held several management positions at Varity Corporation.

DIVIDENDS

      On March 1, 1999, the Company paid a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of Common Stock held by stockholders of record as of the close of business on February 22, 1999. On May 28, 1999, the Company paid a special dividend of approximately $44.0 million, representing $0.71 per share on all outstanding shares of Common Stock held by stockholders of record as of the close of business on May 20, 1999. In connection with these dividends, the amount authorized by the Company's Board of Directors for the Company's 1999 share repurchase program was reduced from $25 million to approximately $2 million.

TERM LOAN C FACILITY

      On May 13, 1999, the Company closed a senior six-year term loan facility in the principal amount of $100 million payable in quarterly installments beginning in December, 1999 through final maturity in December, 2005 (the "Term Loan C Facility"). The Term Loan C Facility was provided for, but not committed to, in the Company's renegotiated credit facilities obtained in May 1998. The Company used a portion of the proceeds to pay the $44.0 million special dividend discussed above. The remaining proceeds were used to repay amounts outstanding under the Company's revolving credit facility and for general corporate purposes.

REORGANIZATION

      On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North America Automotive Interior Systems, headquartered in the Detroit metropolitan area, and Europe Automotive Interior Systems, headquartered in Germany. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and convertible systems businesses. In addition, the Company is in the process of relocating its corporate headquarters from Charlotte, North Carolina to the Detroit metropolitan area and expects the relocation to be completed in the fourth quarter of fiscal 1999.

      The Company had previously announced that it anticipated incurring a restructuring charge related to the Reorganization of approximately $8 to $9 million in the first quarter of fiscal 1999. However, in connection with the change in the Company's Chief Executive Officer and the Company's operating results in the first quarter, the Company delayed certain aspects of the Reorganization while the Company's new Chief Executive Officer, Thomas Evans, reviewed the Reorganization plan.

      During the second quarter of 1999, Mr. Evans approved certain portions of the Reorganization plan for the Company's North America Automotive Interior Systems division and corporate headquarters. As a result, the Company recognized a pre-tax restructuring charge of $4.6 million, principally representing severance costs associated with employee reductions which either occurred or were announced in the second quarter of fiscal 1999. Approximately 400 employees were affected, of which approximately 350 worked in a plastics facility which is being closed. The facility's operations are being relocated to another plastics facility.

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The remaining employees held management or administrative positions within the Company. The charge also included a $0.5 million impairment loss related to assets located in the plastics facility. As of June 26, 1999, the Company had spent approximately $0.9 million in severance and related costs.

      The Company currently expects to recognize an additional restructuring charge in the third quarter of fiscal 1999 once Mr. Evans completes his review of the Reorganization plan. The total restructuring charge and other non-recurring costs associated with the Reorganization to be recognized by the Company have not been finalized and may exceed the Company's original estimates.

GENERAL

      The automotive supply industry in which the Company operates is cyclical and is influenced by the level of North American and European automobile and light truck production. Management believes the long-term trends in the design and manufacture of automotive products include increased use of plastic components, increased sourcing of interior systems and increased reliance of automobile manufacturers on fewer suppliers, utilizing primarily those suppliers who can provide comprehensive engineering and design capabilities on a worldwide basis. The Company anticipates the reduction in the supply chain could result in integration whereby the complete interior of an automobile is co-designed and developed by suppliers who will also manufacture, deliver and potentially install interior systems. As a result of these trends, the Company has undertaken the Reorganization discussed above.

RESULTS OF OPERATIONS

NET SALES: Net sales for the Company for the second quarter of 1999 increased 5.1% to $486.8 million, up $23.5 million from the second quarter of 1998. Net sales for the six months ended June 26, 1999 increased 2.5% to $965.2 million, up $23.7 million from the comparable 1998 period. Approximately $17.8 million of these increases is due to sales lost during June 1998 related to a strike at General Motors, which began on June 5, 1998 and ended on July 29, 1998. The remaining increases are due to higher sales on several product lines in the Company's North America Automotive Interior Systems and Specialty Automotive Products divisions, driven primarily by a strong car build in North America. Offsetting the sales increases in North America are sales declines at the Company's Europe Automotive Interior Systems division, primarily resulting from decreased sales to Rover and Ford. Management currently expects sales in Europe to Rover and Ford to continue at decreased levels for the remainder of fiscal 1999.

Approximately 18% of the Company's sales for the six months ended June 26, 1999 were attributable to products utilized in vehicles built outside North America, compared to 20% for the six months ended June 27, 1998. The Company's North American content per build was approximately $86 for the six months ended June 26, 1999, compared to an average of $89 for the 1998 fiscal year. The Company's European content per build was approximately $16 for the six months ended June 26, 1999, compared to an average of $17 for the 1998 fiscal year.

GROSS MARGIN: For the second quarter of 1999, gross margin was 16.1%, up from 13.8% in the comparable period in 1998. The increase for the quarter is due to improved volume and manufacturing efficiencies at the Company's North America Automotive Interior Systems division, which was impacted by several events in 1998 including the General Motors strike, the closure and relocation of certain carpet manufacturing operations into other facilities and an inventory adjustment taken by the division's accessory floormats operations. In addition, gross margin at the Company's Specialty Automotive Products division improved over prior year results, which were impacted by the General Motors strike and lower sales volume and manufacturing inefficiencies due to increased demand for leather seating applications. For the six months ended June 26, 1999, gross margin was 15.5%, up from 15.2% in the comparable period in 1998. The improvements experienced in the second quarter of 1999 were offset by unfavorable changes in sales mix, price discounts and product launch costs experienced at the North America Automotive Interior Systems division during the first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the second quarter of 1999 decreased 4.6% to $38.3 million, down from $40.2 million in the comparable 1998 period. The decrease is primarily due to cost-cutting efforts at the Company's Specialty Automotive Products division. For the six months ended June 26, 1999, selling, general and administrative expenses were $79.1 million, compared to $79.4 million in the comparable 1998 period. Cost-cutting efforts at the Specialty Automotive Products division were offset by increased costs associated with systems upgrades and Year 2000 compliance efforts during the first quarter of

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1999. As a percentage of sales, selling, general and administrative expenses were 7.9% and 8.3% for the second quarters of 1999 and 1998, respectively, and 8.2% and 8.4% for the six months ended June 26, 1999 and June 27, 1998, respectively.

RESTRUCTURING CHARGE: During the second quarter of 1999, the Company recognized a $4.6 million restructuring charge, principally representing severance costs associated with employee reductions in connection with the Reorganization. The charge also includes a $0.5 million impairment loss related to assets located in a plastics facility which is being closed as part of the Reorganization.

INTEREST EXPENSE: Interest expense, net of interest income of $0.6 million and $1.6 million for the second quarter of 1999 and 1998, respectively, increased to $23.0 million in the second quarter of 1999, up $3.6 million from the comparable 1998 period. Interest expense, net of interest income of $1.4 million and $2.2 million for the six months ended June 26, 1999 and June 27, 1998, respectively, increased to $44.8 million for the six months ended June 26, 1999, up $4.9 million from the comparable 1998 period. These increases are due to higher levels of outstanding debt during 1999.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.3 million was recognized during the second quarter of 1999, compared to a loss of $1.7 million for the second quarter of 1998. Losses of $2.6 million and $3.3 million were recognized for the six months ended June 26, 1999 and June 27, 1998, respectively. The decreases in the loss on sale of receivables are primarily due to a lower interest rate on the receivables facility during 1999.

OTHER EXPENSE (INCOME): The Company recognized other income of $1.0 million in the second quarter of 1999, compared to other expense of $3.5 million in the second quarter of 1998. The decrease in other expense is primarily due to foreign currency transaction gains associated with the Canadian dollar during 1999. The Company had incurred foreign currency transaction losses associated with the Canadian dollar during 1998. For the six months ended June 26, 1999, the Company recognized other expense of $1.1 million, compared to other expense of $3.7 million in the comparable 1998 period. Foreign currency gains on the Canadian dollar recognized in the second quarter of 1999 were offset by foreign currency losses incurred in the first quarter of 1999 related to the Mexican peso.

INCOME TAXES: The Company recognized income tax expense of $6.7 million in the second quarter of 1999, compared to an income tax benefit of $0.5 million recognized in the second quarter of 1998. For the six months ended June 26, 1999, the Company recognized income tax expense of $8.9 million, compared to income tax expense of $8.0 million during the six months ended June 27, 1998. The Company's effective tax rate was 55.8% and 48.8% in the second quarters of 1999 and 1998, respectively, and 53.9% and 49.5% in the six months ended June 26, 1999 and June 27, 1998, respectively. The percentage increase is due to the impact of certain state taxes and nondeductible goodwill, which do not fluctuate with income.

EXTRAORDINARY CHARGE: For the quarter and six months ended June 27, 1998, the Company recognized an extraordinary charge consisting of a non-cash extraordinary charge of $3.6 million, net of income taxes of $2.4 million, relating to the refinancing of the Company's bank facilities and a $0.1 million charge, net of taxes of $58 thousand, recognized in connection with the repurchase of $2.0 million principal amount of JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") on the market at prices in excess of the carrying values.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE: The Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") at the beginning of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of SOP 98-5 resulted in a charge of $8.8 million, net of income taxes of $5.1 million.

NET INCOME (LOSS): The combined effect of the foregoing resulted in net income of $5.3 million for the second quarter of 1999, compared to a net loss of $4.2 million for the second quarter of 1998. The Company recognized a net loss of $1.2 million for the six months ended June 26, 1999, compared to net income of $4.5 million for the six months ended June 27, 1998.

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      The Company and its subsidiaries had cash and cash equivalents totaling $44.0 million and $23.8 million at June 26, 1999 and December 26, 1998, respectively. The Company had a total of $111.6 million of borrowing availability under its credit arrangements as of June 26, 1999. Availability as of June 26, 1999 under the revolving credit facility has been reduced by outstanding letters of credit of $22.0 million. The total was comprised of $98.1 million under the revolving credit facility (including $7.5 million available to the Canadian Borrowers, as hereinafter defined), and approximately $13.5 million under bank demand lines of credit in Austria, Canada, the Netherlands, and the United Kingdom. No amounts were available under the Receivables Facility, as hereinafter defined.

      On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility and the Term Loan C Facility, as hereinafter defined, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). On May 13, 1999, the Company closed on a senior term loan facility in the principal amount of $100 million, payable in quarterly installments beginning in December, 1999 through final maturity in December, 2005 (the "Term Loan C Facility"). The proceeds from the Term Loan C Facility were used to pay the $44.0 million special dividend discussed above, repay amounts outstanding under the Company's Revolving Credit Facility and for general corporate purposes.

      At June 26, 1999, the Company had outstanding $92.5 million under the Term Loan A Facility, $124.0 million under the Term Loan B Facility, $100.0 million outstanding under the Term Loan C Facility, and $129.8 million under the Revolving Credit facility (including $52.5 million borrowed by the Canadian Borrowers).

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

      The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of June 26, 1999. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions. As of June 26, 1999, JPS Automotive had approximately $87.8 million of indebtedness outstanding (including a premium of $1.8 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes.

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

      As a result of the Company's divestiture of its non-automotive businesses, the trust was required to redeem certain of the outstanding term certificates. As of June 26, 1999, $50 million of the term certificates remained outstanding. Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at June 26, 1999 the maximum amount available under the variable funding certificates was $62.3 million, of which the entire amount was utilized.

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

      The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At June 26, 1999, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter ended June 26, 1999, the Company made lease payments relating to continuing operations of approximately $1.5 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $2.1 million during the remainder of fiscal 1999.

      The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the Receivables Facility. Net cash provided by the continuing operating activities of the Company was $24.7 million for the quarter ended June 26, 1999, compared to net cash used of $20.1 million in the quarter ended June 27, 1998. Net cash provided by the continuing operations of the Company was $36.2 million for the six months ended June 26, 1999 compared to $3.1 million for the six months ended June 27, 1998.

      The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income tax payments, costs associated with the Company's previously divested businesses and capital expenditures. At June 26, 1999, the Company had total outstanding indebtedness of $942.0 million (excluding approximately $22.0 million of outstanding letters of credit) at an average interest rate of 9.43% per annum. Of the total outstanding indebtedness, $846.3 million relates to the Credit Agreement Facilities and the Subordinated Notes.

      The Company's Board of Directors authorized the expenditure of up to $25 million in 1999 to repurchase shares of the Company's Common Stock at management's discretion. This amount was reduced to approximately $2 million in connection with the approximately $6.2 million special dividend paid on March 1, 1999, and the approximately $44.0 million special dividend paid on May 28, 1999. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $1.4 million to repurchase shares during the first six months of 1999.

      Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 2.25% in the case of the LIBOR/BA Margin and 1.25% in the case of the ABR/Canadian Prime Rate Margin on June 26, 1999. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 1.75% and 2.75%, respectively, at June 26, 1999. Indebtedness under the Term Loan C Facility bears interest at a per annum rate of LIBOR plus 3.25% (the "Tranche C LIBOR Margin") or Chase's Alternate Base Rate plus 2.25% (the "Tranche C ABR Margin"). The weighted average

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest rate on the Credit Agreement Facilities was 7.6% at June 26, 1999. The weighted average interest rate on the sold interests under the Receivables Facility at June 26, 1999 was 5.7%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at 11.5% per annum. The JPS Automotive Senior Notes bear interest at a rate of 11.125% per annum. Cash interest paid was $36.1 million in both the quarters ended June 26, 1999 and June 27, 1998. Cash interest paid was $44.2 million and $43.2 million for the six months ended June 26, 1999 and June 27, 1998, respectively.

      Due to the variable interest rates under the Credit Agreement Facilities and the Receivables Facility, the Company is sensitive to changes in interest rates. Accordingly, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27.0 million of 11 1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27.0 million of notional principal amount by entering into an 8.50% cap on LIBOR. Based upon amounts outstanding at June 26, 1999 a .5% increase in each of LIBOR and Canadian bankers' acceptance rates (5.2% and 4.8%, respectively, at June 26, 1999) would impact interest costs by approximately $2.2 million annually on the Credit Agreement Facilities and $0.5 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45.0 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swapped LIBOR based interest rates for the Canadian bankers' acceptance rates and fixed the exchange rate for the principal balance upon maturation. This agreement was terminated on June 1, 1998 as a result of the repayment of the Canadian term loan. The term loan balance was repaid in June 1998.

      The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 1999 and for 2000, 2001, 2002 and 2003 are $10.9 million, $27.8 million, $116.9 million and $32.9 million and $80.8 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market.

      The Company makes capital expenditures on a recurring basis for replacements and improvements. As of June 26, 1999, the Company's continuing operations had approximately $34.2 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 1999 will be in the range of $80 million to $90 million, a portion of which may be financed through leasing arrangements. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

      The Company is sensitive to price movements in its raw material supply base. During the second quarter of 1999, prices for most of the Company's primary raw materials remained constant with price levels at December 26, 1998. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

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

      The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $15.2 million for the remainder of fiscal 1999. However, because of the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

TAX MATTERS

      At December 26, 1998, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $219.2 million for Federal income tax purposes. Substantially all of these NOLs expire over the period from 2008 to 2018. The Company also has unused Federal tax credits of approximately $13.3 million, $1.1 million of which expire during the period 1999 to 2006.

      Approximately $19.8 million of the Company's NOLs and $1.1 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such losses or credits or its successors. Future sales of common stock by the Company or its principal shareholders, or changes in the composition of its principal shareholders, could constitute a "change in control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the time of the "change in control."

      Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing businesses in concluding it is more likely than not that the net deferred tax assets of $87.9 million at June 26, 1999 will be realized. A major goal of the Reorganization is to lower the overall cost structure of the Company and thereby increase profitability. These factors along with the timing of the reversal of its temporary differences and the expiration dates of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

ENVIRONMENTAL MATTERS

      The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time the locations were acquired are generally charged to reserves established in purchase accounting. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of June 26, 1999, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 24 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of June 26, 1999, the Company's estimate of its liability for these 32 sites is approximately $23.1 million. As of June 26, 1999, the Company has established reserves of approximately $36.5 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

IMPACT OF YEAR 2000 READINESS

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

      As part of the Year 2000 Plan, the Company has selected a team of managers and outside consultants to identify, evaluate and implement a timetable aimed at bringing all of the Company's critical business systems and applications into Year 2000 readiness prior to December 31, 1999. The Year 2000 Plan addresses the Company's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers; (v) suppliers, agents and service providers, including systems which interface with customers;
(vi) environmental operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company has evaluated the state of readiness of each area vulnerable to Year 2000 risk using the following definitions:

      Inventory   -  Systems are being surveyed and documented regarding
                     compliance
      Remediation -  Strategies are being implemented to modify or replace affected hardware and software
      Testing     -  Systems are being tested by Company employees or third
                     party consultants
      Complete    -  Systems are Year 2000 ready

      Currently, the Company estimates that a majority of the Company's locations are either in or have completed the Testing phase for each area of Year 2000 risk.

      The Company intends for all of its systems in North America and Europe to become Year 2000 ready during 1999. The Company is in the process of finalizing formal contingency plans for each location. These contingency plans include, among other things, the following: (i) establishing back-up production capacities within the Company to shift the manufacturing of similar products between plants if a plant should be unable to complete its scheduled production requirements; (ii) carrying extra inventory of raw materials and finished goods to cover production requirements if critical suppliers indicate that they will not be Year 2000 ready in a timely manner; and (iii) maintaining offline documentation of production schedules, releases and inventory levels. The Company has not yet quantified the entire costs associated with these contingency plans.

      The Company currently anticipates that the total cost of the its Year 2000 Plan including approximately $25 million of costs associated with the BSIP Plan and $0.3 million of costs associated with contingency plans, will be approximately $29 million. Included in this estimate is approximately $7 million of salaries and other payroll costs of Company employees to the extent that they have devoted a portion of their time to the project. Approximately $22 million of these costs have been incurred through June 26, 1999 including approximately $6 million of salaries and other payroll costs. The Company has been expensing and capitalizing the costs to complete the Year 2000 Plan in accordance with appropriate accounting policies. The Company is funding the expenditures related to the Year 2000 Plan with cash flow from operations and borrowings under the Credit Agreement Facilities.

      Due to the general uncertainty inherent in the Year 2000 process, it is difficult for the Company to determine a reasonably likely Year 2000 worst case scenario. One possible scenario would be the failure of the Company's key suppliers to become Year 2000 ready. To mitigate this risk, the Company has issued questionnaires to its suppliers and has visited or had discussions with certain of these suppliers to assess their Year 2000 readiness. The majority of the Company's suppliers have represented that they will be Year 2000 ready by the end of 1999. The Company is incorporating the responses received from its suppliers in formulating contingency plans. Due to the number of suppliers that the Company deals with, the Company is unable to make a meaningful estimate of the revenue that would be lost in the event such a scenario was realized.

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

      The cost of the Company's Year 2000 Plan and the dates by which the Company believes it will be Year 2000 ready are based on management's current best estimates, which were derived based on numerous assumptions of future events, some of which are beyond the control of the Company, including the continued availability of certain

                COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONCLUDED)

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

      Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q include industry-based factors such as possible declines in the North American and European automobile and light truck build, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and Year 2000 readiness issues, as well as factors more specific to the Company, such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or the loss of programs on particular car models. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange filings, including without limitation "BUSINESS" in the Company's Annual Report or Form 10-K for the fiscal year ended December 26, 1998 (the "10-K"), and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K, in the Company's Report on Form 10-Q for the fiscal quarter ended March 27, 1999 and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      For the period ended June 26, 1999, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

      There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Report on Form 10-K for fiscal year ended December 26, 1998.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a),(c) On April 27, 1999, the Company held its Annual Meeting of Stockholders. At such meeting, stockholders voted on the following matters:(1) the election of three directors to hold office until the year 2002 Annual Meeting of Stockholders; and (2) a proposal amending the Restated Certificate of Incorporation of the Company to simplify one provision of the Restated Certificate of Incorporation and to clarify the operation of certain other provisions of the Restated Certificate in certain circumstances. The results of the voting were as follows:

     1.    Election of Directors


               Nominee                For        Withheld     Broker Nonvotes
               -------                ---        --------     ---------------
           Bruce R. Barnes         57,847,770     244,103         0
           James J. Mossman        57,842,290     249,583         0
           Warren B. Rudman        57,846,070     245,803         0

     2.    Approval of Proposal Amending Restated Certificate of Incorporation


                 For                Against      Abstain      Broker Nonvotes
                 ---                -------      -------      ---------------
             57,959,177             70,296        62,400          0

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

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

3.1   -  Restated   Certificate   of   Incorporation   of   Collins  &  Aikman
         Corporation and Amendment thereto.

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

4.1 - Tranche C Term Loan Supplement dated as of May 12, 1999 to the Credit Agreement dated as of May 28, 1998 among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics, Ltd., Collins & Aikman Corporation, the Financial Institutions parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent.

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------

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

10.1 - Employment Agreement dated as of April 22, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation's Report on Form 10-Q for the quarter ended March 27, 1999.

10.2  -  Letter agreement dated as of May 12, 1999 with an executive officer.

10.3 - 1994 Employee Stock Option Plan, as amended and restated through June 3, 1999.

11    -  Computation of Earnings Per Share.

23    -  Consent of Arthur Andersen LLP.

27    -  Financial Data Schedule.

(b)   REPORTS ON FORM 8-K
During the quarter for which this Report on Form 10-Q is being filed, the Company filed no reports on Form 8-K.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 9, 1999


                                  COLLINS & AIKMAN CORPORATION
                                  (Registrant)

                                  By:  /s/ Rajesh K. Shah
                                       ------------------
                                       Rajesh K. Shah
                                       Chief Financial Officer and
                                       Executive Vice President

                                     (On behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)