Form 10-Q
period 1999-09-25
COLLINS & AIKMAN CORP
filed 1999-11-08
CIK 846815

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                  X Quarterly Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934

                For the quarterly period ended September 25, 1999
                                       or
               __Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the transition period from _ to____

                         Commission File Number 1-10218




                          COLLINS & AIKMAN CORPORATION
             (Exact name of registrant, as specified in its charter)



       Delaware                                          13-3489233
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


                              701 McCullough Drive
                         Charlotte, North Carolina 28262
                                 (704) 547-8500
               (Address, including zip code and telephone number,
       including area code, of registrant's principal executive officers)




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of November 8, 1999, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 61,914,072 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



                                                                       QUARTER ENDED                      NINE MONTHS ENDED
                                                            ---------------------------------    ----------------------------------
                                                             SEPTEMBER 25,      SEPTEMBER 26,      SEPTEMBER 25,     SEPTEMBER 26,
                                                                  1999              1998               1999               1998
                                                            ---------------   ---------------    ---------------    ---------------
Net sales...............................................    $       427,873   $       377,928    $     1,393,031    $     1,319,403
                                                            ---------------   ---------------    ---------------    ---------------
Cost of goods sold......................................            363,710           339,351          1,180,018          1,138,279
Selling, general and administrative expenses............             37,615            38,288            116,692            117,661
Restructuring charge....................................             15,293             -                 19,847              -
                                                            ---------------   ---------------    ---------------    ---------------
                                                                    416,618           377,639          1,316,557          1,255,940
                                                            ---------------   ---------------    ---------------    ---------------
Operating income........................................             11,255               289             76,474             63,463

Interest expense, net...................................             22,997            20,921             67,821             60,834
Loss on sale of receivables.............................              1,201             1,009              3,835              4,315
Other expense...........................................              1,670             1,327              2,864              5,052
                                                            ---------------   ---------------    ---------------    ---------------

Income (loss) before income taxes.......................            (14,613)          (22,968)             1,954             (6,738)
Income tax expense (benefit)............................             (8,129)          (14,614)               804             (6,580)
                                                            ---------------   ---------------    ---------------    ---------------

Income (loss) before extraordinary charge and
  cumulative effect of a change in accounting principle              (6,484)           (8,354)             1,150               (158)
Extraordinary charge, net of income taxes of $2,452.......            -                 -                  -                 (3,679)
Cumulative effect of a change in accounting
  principle, net of income taxes of $5,083..................          -                 -                 (8,850)              -
                                                            ---------------   ---------------    ---------------    ---------------

Net loss..................................................  $        (6,484)  $        (8,354)   $        (7,700)   $        (3,837)
                                                            ===============   ===============    ===============    ===============

Net loss per basic and diluted common share:
  Income (loss) before extraordinary charge and
     cumulative effect of a change in accounting
     principle...........................................   $        (0.10)   $         (0.13)   $          0.02    $         -

  Extraordinary charge...................................             -                 -                  -                 (0.06)
  Cumulative effect of a change in accounting
      principle..........................................             -                 -                  (0.14)             -
                                                            ---------------   ---------------    ----------------   --------------
Net loss................................................    $        (0.10)   $         (0.13)   $         (0.12)   $        (0.06)
                                                            ===============   ===============    ===============    ===============

Average common shares outstanding:
  Basic.................................................            61,955            63,753             61,965             64,967
                                                            ===============   ===============    ===============    ===============
  Diluted...............................................            61,955            63,753             62,335             64,967
                                                            ===============   ===============    ===============    ===============


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            (UNAUDITED)
                                                                            SEPTEMBER 25,         DECEMBER 26,
                                                                                1999                   1998
                                                                         -----------------        -------------
                                ASSETS
Current Assets:
   Cash and cash equivalents.......................................             $    24,387         $    23,755
   Accounts and other receivables, net.............................                 243,520             237,645
   Inventories.....................................................                 155,491             152,840
   Other...........................................................                 105,906              96,156
                                                                          -----------------        -------------

     Total current assets..........................................                 529,304             510,396

Property, plant and equipment, net.................................                 441,046             447,121
Deferred tax assets................................................                  86,066              70,632
Goodwill, net......................................................                 258,263             264,138
Other assets.......................................................                  87,147              89,924
                                                                          -----------------        -------------
                                                                                $ 1,401,826         $ 1,382,211
                                                                          ==================       =============

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Short-term borrowings...........................................             $    11,811         $    10,054
   Current maturities of long-term debt............................                  28,107              19,942
   Accounts payable................................................                 159,576             169,808
   Accrued expenses................................................                 155,103             143,302
                                                                          -----------------        -------------

     Total current liabilities.....................................                 354,597             344,006

Long-term debt.....................................................                 917,169             846,107
Other, including postretirement benefit obligation.................                 274,855             271,869
Commitments and contingencies......................................

Common stock (150,000 shares authorized, 70,521
   shares issued and 61,914 shares outstanding at September 25, 1999 and 70,521 shares issued and 62,182 outstanding at
   December 26, 1998)..............................................                     705                 705
Other paid-in capital..............................................                 585,325             585,401
Accumulated deficit................................................                (638,602)           (580,666)
Accumulated other comprehensive loss...............................                 (29,347)            (23,427)
Treasury stock, at cost (8,607 shares at September 25, 1999
   and 8,339 shares at December 26, 1998)..........................                 (62,876)            (61,784)
                                                                          -----------------        -------------

     Total common stockholders' deficit............................                (144,795)            (79,771)
                                                                          -----------------        -------------
                                                                                $ 1,401,826        $  1,382,211
                                                                          ==================       =============

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                QUARTER ENDED                 NINE MONTHS ENDED
                                                                      ------------------------------    ----------------------------
                                                                      SEPTEMBER 25,    SEPTEMBER 26,    SEPTEMBER 25,  SEPTEMBER 26,
                                                                           1999            1998              1999          1998
                                                                        ---------       ---------        ---------      ---------
OPERATING ACTIVITIES
Income (loss) from continuing operations ............................   $  (6,484)      $  (8,354)       $   1,150      $    (158)
Adjustments to derive cash flow from continuing operating activities:
     Impairment of long-lived assets ................................       5,057            --              5,593           --
     Deferred income tax benefit ....................................      (8,136)        (17,907)          (9,367)       (14,477)
     Depreciation and amortization ..................................      17,013          16,279           51,944         50,118
     Decrease (increase) in accounts and other receivables ..........     (13,326)        (15,292)             225            766
     Decrease (increase) in inventories .............................     (13,034)          2,670           (2,651)        (9,383)
     Increase (decrease) in accounts payable ........................      10,975          12,032          (10,232)        (1,342)
     Increase in interest payable ...................................      13,243          14,461           14,591         12,369
     Other, net .....................................................     (13,022)          2,818          (22,741)       (28,114)
                                                                        ---------       ---------        ---------      ---------
       Net cash provided by (used in) continuing operating
          activities ................................................      (7,714)          6,707           28,512          9,779
                                                                        ---------       ---------        ---------      ---------

Cash used in Wallcoverings discontinued operations ..................        --              --               --          (15,052)
Cash used in other discontinued operations ..........................      (1,355)         (1,422)          (5,786)        (9,224)
                                                                        ---------       ---------        ---------      ---------

       Net cash used in discontinued operations .....................      (1,355)         (1,422)          (5,786)       (24,276)
                                                                        ---------       ---------        ---------      ---------

INVESTING ACTIVITIES
Additions to property, plant and equipment ..........................     (22,835)        (22,382)         (55,212)       (71,887)
Sales of property, plant and equipment ..............................       7,319           1,745            9,953          5,669
Proceeds from disposition of discontinued operations ................        --              --               --           71,200
Acquisition of businesses, net of cash acquired .....................        --            (4,120)            (369)       (24,359)
Other, net ..........................................................        (785)           (954)             973          2,583
                                                                        ---------       ---------        ---------      ---------

       Net cash used in investing activities ........................     (16,301)        (25,711)         (44,655)       (16,794)
                                                                        ---------       ---------        ---------      ---------

FINANCING ACTIVITIES
Issuance of long-term debt ..........................................        --              --            100,000        225,000
Repayment of long-term debt .........................................      (5,849)        (14,795)         (15,335)      (271,186)
Reduction of a participating interest in accounts receivable ........      (3,900)        (25,500)          (6,100)       (28,500)
Net borrowings (repayments) on revolving credit facilities ..........       9,779          77,830           (7,602)       135,532
Increase on short-term borrowings ...................................       6,477           8,000            1,205            509
Purchase of treasury stock, net .....................................        (171)        (16,479)          (1,092)       (23,024)
Dividends paid ......................................................        --              --            (50,198)          --
Other, net ..........................................................        (584)         (2,145)           1,683         (4,236)
                                                                        ---------       ---------        ---------      ---------

       Net cash provided by financing activities ....................       5,752          26,911           22,561         34,095
                                                                        ---------       ---------        ---------      ---------

Net increase (decrease) in cash and cash equivalents ................     (19,618)          6,485              632          2,804
Cash and cash equivalents at beginning of period ....................      44,005          20,323           23,755         24,004
                                                                        ---------       ---------        ---------      ---------
Cash and cash equivalents at end of period ..........................   $  24,387       $  26,808        $  24,387      $  26,808
                                                                        =========       =========        =========      =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       ORGANIZATION:

         Collins & Aikman Corporation (the "Company") is a Delaware corporation. As of September 25, 1999, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates collectively owned approximately 87% of the common stock of the Company (the "Common Stock").

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

         On June 30, 1998, the Company acquired for approximately $4.7 million Pepers Beheer B.V., an automotive accessory floormat manufacturer located in the Netherlands, which has been renamed Collins & Aikman Automotive Floormats Europe, B.V. ("C&A Floormats Europe"). Under the terms of the purchase agreement, the Company is required to make additional contingent payments to the sellers in amounts of up to approximately $3.6 million if C&A Floormats Europe meets certain operating goals in fiscal 1998 and fiscal 1999. The Company paid $0.4 million into escrow during 1999 for operating goals met in fiscal 1998, which the sellers will receive in 2000 if the Company has no claims against the escrowed funds prior to such release.

         On August 26, 1998, the Company acquired from a third party the remaining 50% interest in Industrias Enjema, S.A. de C.V. ("Enjema"), 50% of which was already owned by the Company's JPS Automotive L.P. subsidiary ("JPS Automotive"). The total price for the acquisition was approximately $1.0 million. Enjema is a carpet systems manufacturer located in Mexico. In September 1998, JPS Automotive distributed its 50% ownership in Enjema to the Company.

D.       INTEREST RATE AND FOREIGN CURRENCY PROTECTION PROGRAMS:

         During April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27 million of 11-1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27 million of notional principal amount by entering into an 8.50% cap on LIBOR. Payments to be received, if any, as a result of these agreements are accrued as an adjustment to interest expense. During the nine months ended September 25, 1999, this agreement resulted in a reduction in interest expense of approximately $122 thousand. During the quarter and nine months ended September 26, 1998, this agreement resulted in reductions of interest expense of approximately $62 thousand and $177 thousand, respectively. These agreements expired in April 1999.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



         The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. The Company's policies prescribe the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts for several currencies that mature during fiscal 1999. These contracts, which aggregated a U.S. dollar equivalent of $103.8 million at September 25, 1999, will partially offset currency volatility associated with intercompany funding arrangements and purchase and sale transactions. The fair value of these contracts approximated the contract value at September 25, 1999.

         During 1998 and 1999, the Company purchased option contracts with a notional amount of $130.4 million, giving the Company the right to purchase U.S. dollars for use by its Canadian operations. These contracts expire periodically throughout 1999 and 2000. The premium associated with these contracts of approximately $2.2 million is being amortized over the contracts' terms and is included in other expense in the accompanying consolidated statements of operations. At September 25, 1999, contracts with a notional amount of $66.0 million were outstanding.

E.       INVENTORIES:

         Inventory balances are summarized below (in thousands):

                                 September 25, 1999   December 26, 1998
                                 ------------------   -----------------
         Raw materials ...........   $ 85,059             $ 79,285
         Work in process .........     30,159               32,408
         Finished goods ..........     40,273               41,147
                                     --------             --------
                                     $155,491             $152,840
                                     ========             ========

F.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.4 million and $5.2 million for the quarter and nine months ended September 25, 1999, respectively, and $1.8 million and $5.3 million for the quarter and nine months ended September 26, 1998, respectively. Accumulated amortization at September 25, 1999 was $23.1 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the predicted non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At September 25, 1999, the Company believes the recorded value of its goodwill of $258.3 million is fully recoverable.

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

         In addition, the Credit Agreement Facilities include a provision for a Term Loan C credit facility (the "Term Loan C Facility") of up to $150 million in loan borrowings having amortization and interest rate terms to be agreed upon

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

between the Company and the applicable lenders who may supply commitments at such time as the Term Loan C Facility may be utilized. On May 13, 1999, the Company closed on the Term Loan C Facility in the principal amount of $100 million. The Term Loan C Facility is payable in quarterly installments beginning in December 1999 through final maturity in December 2005. The Company used approximately $44 million of the proceeds from the Term Loan C Facility to pay a special dividend to shareholders on May 28, 1999. See Note M to Condensed Consolidated Financial Statements. The remaining proceeds were used to repay amounts outstanding on the Revolving Credit Facility and for general corporate purposes.

         At September 25, 1999, the Company had outstanding $88.8 million on the Term Loan A Facility, $123.0 million on the Term Loan B Facility, $100.0 million on the Term Loan C Facility and $139.1 million under the Revolving Credit Facility (including $53.1 million borrowed by the Canadian Borrowers).

         The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities. Effective March 8, 1999, the Company, in view of the decreased sales of automotive fabrics and the General Motors strike which occurred in June and July 1998, obtained an amendment to the Credit Agreement Facilities primarily to modify the covenants relating to interest coverage and leverage ratios. The amendment resulted generally in an increase in the interest rates charged under the Credit Agreement Facilities.

         Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility, as amended March 8, 1999, bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1.00%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges), were 2.25% and 1.25% in the case of the the LIBOR/BA Margin and the ABR/Canadian Prime Rate Margin, respectively, on September 25, 1999. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or
(ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin were 1.75% and 2.75%, respectively, at September 25, 1999. Indebtedness under the Term Loan C Facility bears interest at a per annum rate equal to LIBOR plus 3.25% (the "Tranche C LIBOR Margin") or Chase's Alternate Base Rate plus 2.25% (the "Tranche C ABR Margin").

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



         At September 25, 1999, the scheduled maturities of long-term debt are as follows (in thousands):

         Remainder of fiscal year 1999 .....   $  5,045
         Fiscal year 2000 ..................     27,856
         Fiscal year 2001 ..................    116,710
         Fiscal year 2002 ..................     32,911
         Fiscal year 2003 ..................     81,399
         Later years .......................    681,355
                                               --------
                                               $945,276
                                               ========

H.       RESTRUCTURING:

         On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Germany. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and convertible top systems businesses. In addition, the Company is in the process of relocating its corporate headquarters from Charlotte, North Carolina to the Detroit metropolitan area and currently expects the relocation to be completed in the fourth quarter of fiscal 1999.

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

         During the second quarter of 1999, Mr. Evans approved certain portions of the Reorganization plan for the Company's North American Automotive Interior Systems division and corporate headquarters. As a result, during the second quarter of 1999, the Company recognized a pre-tax restructuring charge of $4.6 million, principally representing severance costs associated with employee reductions which either occurred or were announced in the second quarter of fiscal 1999. Approximately 400 employees were affected, of which approximately 350 were located at a plastics facility in Homer, Michigan which is being closed. The remaining employees held management or administrative positions within the Company. The charge also included a $0.5 million impairment loss related to assets located in the plastics facility.

         During the third quarter of 1999, Mr. Evans approved additional elements of the Reorganization plan, resulting in a pretax restructuring charge of $15.3 million. The charge is primarily related to plant closures and employee reduction actions initiated or completed in the third quarter in the North American Automotive Interior Systems and Specialty Automotive Products divisions. The third quarter restructuring charge included a $4.4 million loss on the sale of a fabrics manufacturing facility located in Cramerton, North Carolina. The sales transaction was consummated on September 22, 1999 for $6.0 million. The Cramerton sale also impacted approximately 180 employees, for whom $1.6 million in severance costs were recorded. The Company also terminated certain sales commission arrangements in the North American Automotive Interior Systems division and is negotiating to eliminate other commission arrangements. The third quarter charge included $5.0 million related to these activities. The Company recorded $0.7 million for additional asset impairments in connection with the closure of the Homer, Michigan plastics facility. The remaining $3.6 million of the restructuring charge represents severance costs for managerial and administrative personnel reductions in the North American Automotive Interior Systems division and corporate headquarters, affecting approximately 120 employees.

         In addition to the restructuring charge, the Company also expensed certain costs for relocation and start up of operations related to the closed facilities. These expenses amounted to approximately $2 million during the third quarter.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         The components of the reserves for the restructuring charges are as follows (in thousands):



                                                          Original    Changes in   Remaining
                                                           Reserve      Reserve     Reserve
                                                           -------      -------     -------

         Anticipated severance benefits ................   $  9,285    $ (3,345)   $  5,940
         Anticipated payments related to the termination
            of sales commission arrangements ...........      4,969      (1,669)      3,300
                                                           --------    --------    --------
                                                           $ 14,254    $ (5,014)   $  9,240
                                                           ========    ========    ========

         The Company currently expects to recognize an additional restructuring charge in the fourth quarter of fiscal 1999 once Mr. Evans completes his review of the Reorganization plan. The Company currently estimates that this charge, the majority of which is expected to relate to the Company's European Automotive Interior Systems division, will be in the range of $10 million to $15 million. The total restructuring charge and other non-recurring costs associated with the Reorganization to be recognized by the Company have not been finalized and may exceed the Company's current estimates.

         The Company currently anticipates that the restructuring actions will be completed during fiscal 2000.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         The Company's reportable segments reflect the divisions established in the Reorganization. Financial data for all periods has been presented on this basis. North American Automotive Interior Systems and European Automotive Interior Systems include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior trim systems. The Specialty Automotive Products division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

         The Company evaluates performance based on profit or loss from operations before interest expense, foreign exchange gains and losses, loss on sale of receivables, other income and expense, and income taxes.

         Information about the Company's divisions is presented below (in thousands):


                                                                    Quarter Ended September 25, 1999
                                           -----------------------------------------------------------------------------------------
                                            North American           European          Specialty
                                              Automotive            Automotive         Automotive
                                           Interior Systems       Interior Systems      Products         Other (a)         Total
                                           ----------------       ----------------      --------         ---------         -----
External revenues .......................        $  260,032        $   64,412        $  103,429        $     --           $  427,873
Inter-segment revenues ..................            21,138             6,724             7,151           (35,013)              --
Depreciation and amortization ...........             9,352             3,645             3,687               329             17,013
Operating income (loss) .................            15,412             3,060             7,170           (14,387)            11,255
Total assets ............................           805,222           249,077           240,664           106,863          1,401,826
Capital expenditures ....................            15,030             4,340             2,471               994             22,835


                                                                    Quarter Ended September 26, 1998
                                           -----------------------------------------------------------------------------------------
                                            North American           European        Specialty
                                              Automotive            Automotive       Automotive
                                           Interior Systems      Interior Systems     Products           Other (a)         Total
                                           ----------------      ----------------    ----------        -----------         -----
External revenues ......................        $  217,695        $   77,834        $   82,399         $     --           $  377,928
Inter-segment revenues .................            20,437             5,947             4,959            (31,343)              --
Depreciation and amortization ..........             8,338             3,962             3,601                378             16,279
Operating income (loss) ................             1,529             2,319            (3,346)              (213)               289
Total assets ...........................           766,815           257,301           271,570            101,585          1,397,271
Capital expenditures ...................            11,877             3,178             4,325              3,002             22,382

                                                                  Nine Months Ended September 25, 1999
                                           -----------------------------------------------------------------------------------------
                                            North American           European          Specialty
                                              Automotive            Automotive         Automotive
                                           Interior Systems       Interior Systems      Products         Other (a)         Total
                                           ----------------       ----------------      --------         ---------         -----
External revenues .......................        $  836,089        $  223,505        $  333,437        $     --           $1,393,031
Inter-segment revenues ..................            65,211            21,067            25,285          (111,563)             --
Depreciation and amortization ...........            27,674            12,256            11,227               787             51,944
Operating income (loss) .................            55,638             6,979            32,649           (18,792)            76,474
Total assets ............................           805,222           249,077           240,664           106,863          1,401,826
Capital expenditures ....................            33,509            11,377             6,925             3,401             55,212


                                                                    Nine Months Ended September 26, 1998
                                           -----------------------------------------------------------------------------------------
                                            North American           European          Specialty
                                              Automotive            Automotive         Automotive
                                           Interior Systems      Interior Systems       Products         Other (a)         Total
                                           ----------------      ----------------    -------------       ---------         -----
External revenues .......................        $  761,440        $  245,891        $  312,072        $     --           $1,319,403
Inter-segment revenues ..................            64,731            18,090            22,415          (105,236)                --
Depreciation and amortization ...........            25,569            12,333            11,029             1,187             50,118
Operating income ........................            43,661             7,152            12,610                40             63,463
Total assets ............................           766,815           257,301           271,570           101,585          1,397,271
Capital expenditures ....................            37,297             8,816            15,790             9,984             71,887


(a) Other includes the Company's discontinued operations, non-operating units and the effect of eliminating entries.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         Sales for the Company's primary product groups are as follows (in thousands):


                                                                          Quarter Ended                   Nine Months Ended
                                                               -------------------------------    --------------------------------
                                                               September 25,     September 26,    September 25,      September 26,
                                                                   1999              1998               1999              1998
                                                                ----------        ----------        ----------        ----------
    Molded floor carpet ................................        $  110,387        $   84,003        $  342,475        $  296,971
    Luggage compartment trim ...........................            20,957            17,441            63,062            67,504
    Acoustical products ................................            44,014            53,266           151,501           164,980
    Accessory floormats ................................            37,625            35,823           120,486           109,148
    Plastic-based interior trim systems ................            91,926            83,390           316,820           297,635
    Automotive fabrics .................................            66,461            54,028           199,034           190,608
    Convertible top systems ............................            25,464            16,205            95,550            80,113
    Other ..............................................            31,039            33,772           104,103           112,444
                                                                ----------        ----------        ----------        ----------
    Total ..............................................        $  427,873        $  377,928        $1,393,031        $1,319,403
                                                                ==========        ==========        ==========        ==========



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

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                                                             Nine Months Ended
                                                                                    ---------------------------------
                                                                                    September 25,       September 26,
                                                                                         1999               1998
                                                                                    -------------       -------------
    General Motors Corporation .............................................             31.5%              29.4%
    Ford Motor Company .....................................................             19.8%              20.3%
    DaimlerChrysler A.G ....................................................             19.0%              18.9%


         Sales for the Company's continuing operations in different geographic areas are presented below (in thousands):


                                                                Quarter Ended                            Nine Months Ended
                                                       ---------------------------------        ----------------------------------
                                                       September 25,       September 26,        September 25,        September 26,
                                                          1999                 1998                 1999                1998
                                                       ----------           ----------           ----------           ----------
    United States ..........................           $  245,209           $  221,573           $  797,959           $  756,410
    Canada .................................               92,824               63,968              292,468              256,355
    Mexico .................................               25,428               14,553               81,099               60,747
    United Kingdom .........................               26,401               32,404               89,344              106,827
    Other Europe ...........................               38,011               45,430              134,161              139,064
                                                       ----------           ----------           ----------           ----------
    Consolidated ...........................           $  427,873           $  377,928           $1,393,031           $1,319,403
                                                       ==========           ==========           ==========           ==========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Long-lived assets for the Company's continuing operations in different geographical regions are presented below (in thousands):

                                                 September 25,    September 26,
                                                      1999             1998
                                                 --------------   -------------

     United States ............................        $431,503      $446,554
     Canada ...................................         197,266       185,555
     Mexico ...................................          17,829        15,501
     United Kingdom ...........................          62,065        54,650
     Other Europe .............................          77,793        83,142
                                                       --------      --------
     Consolidated .............................        $786,456      $785,402
                                                       ========      ========

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

M.       COMMON STOCKHOLDERS' DEFICIT:

         Total comprehensive loss for the quarters ended September 25, 1999 and September 26, 1998 was $1.3 million and $3.5 million, respectively. For the nine months ended September 25, 1999 and September 26, 1998, comprehensive income
(loss) was $(13.6) million and $3.8 million, respectively. Activity in the common stockholders' deficit since December 26, 1998 is as follows (in thousands):


                                       Current Year                                                               Other
                                      Comprehensive              Accumulated    Accumulated Other    Common      Paid-In   Treasury
                                           Loss       Total        Deficit     Comprehensive Loss     Stock      Capital     Stock
                                      ------------- ---------- -------------- -------------------- ----------- ----------- ---------
Balance at December 26, 1998..........              $ (79,771)  $ (580,666)        $  (23,427)     $   705      $585,401   $(61,784)
   Comprehensive loss:
        Net loss......................  $   (7,700)    (7,700)      (7,700)                 -           -              -          -
           Other comprehensive loss,
              net of tax:
          Foreign currency
               translations
               adjustments...........       (5,818)    (5,818)           -             (5,818)          -              -         -
          Pension equity adjustment..         (102)      (102)           -               (102)          -              -         -
                                          ---------
                                          $(13,620)
                                          =========


   Compensation expense adjustment....                     386           -                  -           -            386         -
   Purchase of treasury stock
        (375 shares)..................                  (2,040)          -                  -           -              -    (2,040)
   Exercise of stock options
       (107 shares)...................                     448         (38)                 -           -           (462)      948
   Dividends..........................                 (50,198)    (50,198)                 -           -              -        -
                                                       -------     -------         ----------       -----       --------  --------
Balance at September 25, 1999.........               $(144,795)  $(638,602)        $  (29,347)      $ 705       $585,325  $(62,876)
                                                     =========   =========         ==========       =====       ========  ========


                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

        The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):


                                                                Foreign Currency          Pension       Accumulated Other
                                                                   Translation            Equity          Comprehensive
                                                                   Adjustments          Adjustment            Loss
                                                                    --------              --------           --------
    Balance at December 26, 1998 .............................      $(21,554)             $ (1,873)          $(23,427)
    Current period change ....................................        (5,818)                 (102)            (5,920)
                                                                    --------              --------           --------
    Balance at September 25, 1999 ............................      $(27,372)             $ (1,975)          $(29,347)
                                                                    ========              ========           ========


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

N.       SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):


                                                                     Quarter Ended                       Nine Months Ended
                                                              -----------------------------      --------------------------------
                                                              September 25,   September 26,      September 25,      September 26,
                                                                  1999             1998               1999              1998
                                                              -----------       -----------       -----------       -----------
    Net sales ..........................................      $   427,873       $   377,928       $ 1,393,031       $ 1,319,403
    Gross margin .......................................           64,163            38,577           213,013           181,124
    Income (loss) from continuing operations ...........           (6,439)           (8,366)            1,538               219
    Net loss ...........................................           (6,439)           (8,366)           (7,312)           (3,460)


                                                           September 25,        December 26,
                                                                1999               1998
                                                             ----------         ----------
    Current assets ......................................    $  529,160         $  510,303
    Noncurrent assets ...................................       872,522            871,815
    Current liabilities .................................       354,598            343,807
    Noncurrent liabilities ..............................     1,189,441          1,115,394


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

        In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The Company adopted SOP 98-5 on December 27, 1998. The initial impact of adopting SOP 98-5 resulted in a charge of approximately $8.8 million, net of income taxes of $5.1 million, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the nine months ended September 25, 1999.

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

         In September 1999, the FASB's Emerging Issue Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" ("EITF No. 99-5"). EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply agreements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The accounting treatment proposed by EITF No. 99-5 is consistent with the Company's current accounting policy regarding design and tooling costs and the Company does not anticipate the adoption of EITF No. 99-5 to have a material impact on its consolidated financial position or results of operations.

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

TERM LOAN C FACILITY

         On May 13, 1999, the Company closed a senior six-year term loan facility in the principal amount of $100 million payable in quarterly installments beginning in December 1999 through final maturity in December 2005 (the "Term Loan C Facility"). The Term Loan C Facility was provided for, but not committed to, in the Company's renegotiated credit facilities obtained in May 1998. The Company used a portion of the proceeds to pay the $44.0 million special dividend discussed above. The remaining proceeds were used to repay amounts outstanding under the Company's revolving credit facility and for general corporate purposes.

REORGANIZATION

         On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Germany. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and convertible top systems businesses. In addition, the Company is in the process of relocating its corporate headquarters from Charlotte, North Carolina to the Detroit metropolitan area and currently expects the relocation to be completed in the fourth quarter of fiscal 1999.

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

         During the second quarter of 1999, Mr. Evans approved certain portions of the Reorganization plan for the Company's North American Automotive Interior Systems division and corporate headquarters. As a result, during the second quarter of 1999, the Company recognized a pre-tax restructuring charge of $4.6 million, principally representing severance costs associated with employee reductions which either occurred or were announced in the second quarter of

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

fiscal 1999. Approximately 400 employees were affected, of which approximately 350 were located at a plastics facility in Homer, Michigan which is being closed. The remaining employees held management or administrative positions within the Company. The charge also included a $0.5 million impairment loss related to assets located in the plastics facility.

         During the third quarter of 1999, Mr. Evans approved additional elements of the Reorganization plan, resulting in a pretax restructuring charge of $15.3 million. The charge is primarily related to plant closures and employee reduction actions initiated or completed in the third quarter at the North American Automotive Interior Systems and Specialty Automotive Products divisions. The third quarter restructuring charge included a $4.4 million loss on the sale of a fabrics manufacturing facility located in Cramerton, North Carolina. The sales transaction was consummated on September 22, 1999 for $6.0 million. The Cramerton sale also impacted approximately 180 employees, for whom $1.6 million in severance costs were recorded. The Company also terminated certain sales commission arrangements in the North American Automotive Interior Systems division and is negotiating to eliminate other commission arrangements. The third quarter charge included $5.0 million related to these activities. The Company recorded $0.7 million for additional asset impairments in connection with the closure of the Homer, Michigan plastics facility. The remaining $3.6 million of the charge represents severance costs for managerial and administrative personnel reductions in the North American Interior Systems division and corporate headquarters, affecting approximately 120 employees.

         In addition to the restructuring charge, the Company also expensed certain costs for relocation and start up of operations related to the closed facilities. These expenses amounted to approximately $2 million during the third quarter.

         The Company currently expects to recognize an additional restructuring charge in the fourth quarter of fiscal 1999 once Mr. Evans completes his review of the Reorganization plan. The Company currently estimates that this charge, the majority of which is expected to relate to the Company's European Automotive Interior Systems division, will be in the range of $10 million to $15 million. The total restructuring charge and other non-recurring costs associated with the Reorganization to be recognized by the Company have not been finalized and may exceed the Company's current estimates. The Company currently anticipates that the restructuring actions will be completed during fiscal 2000.

RESULTS OF OPERATIONS

NET SALES: Net sales for the third quarter increased $49.9 million compared to the 1998 third quarter. Net sales for the nine months ended September 25, 1999 increased $73.6 million compared to the nine months ended September 26, 1998. A strike at General Motors, the Company's largest customer, negatively impacted sales in the third quarter of 1998 by approximately $43.2 million. Sales at both the North American Interior Systems and Specialty Automotive Products divisions were impacted by the strike. The strike depressed sales by approximately $60.9 million during the nine months ended September 26, 1998.

Sales at the North American Interior Systems division during the quarter and nine months ended September 25, 1999 were up approximately $9.7 million and $28.0 million, respectively, excluding the impact of the General Motors strike, on strong auto and light truck build in North America. Sales at the Specialty Automotive Products division during the quarter and nine months ended September 25, 1999 were up approximately $10.4 million and $7.1 million, respectively, excluding the impact of the General Motors strike, related to increased demand for the Chrysler Sebring and Ford Mustang. Sales at the European Automotive Interior Systems division during the quarter and nine months ended September 25, 1999 declined by $13.4 million and $22.4 million, respectively, principally related to weak demand for acoustical products from Rover, Ford and Volvo. Management expects acoustical sales in Europe to continue to be weak through the end of 1999. Demand for acoustical products in the United Kingdom is expected to increase during fiscal year 2000 as Rover introduces the Freelander and Model 400 during the year.

Approximately 18% of the Company's sales for the nine months ended September 25, 1999 were attributable to products utilized in vehicles built outside North America, compared to 21% in the nine months ended September 26, 1998. The Company's North American content per vehicle was approximately $86 for the nine months ended September 25, 1999, compared to an average of $89 for the 1998 fiscal year. The Company's European content per vehicle was approximately $16 for the nine months ended September 25, 1999, compared to an average of $17 for the 1998 fiscal year.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net sales for the fourth quarter of 1999 are currently expected to approximate $450 million, down slightly from the 1998 fourth quarter. The decrease is expected to be primarily related to lower demand from General Motors in North America and weaker sales in Europe as compared to the fiscal 1998 fourth quarter. General Motors substantially increased output in the 1998 fourth quarter following the strike.

GROSS MARGIN: For the third quarter of 1999, gross margin was 15.0%, up from 10.2% in the comparable 1998 period. For the nine months ended September 25, 1999, gross margin was 15.3%, up from 13.7% in the comparable 1998 period. These increases are primarily due to improved volume and manufacturing efficiencies at the Company's North American Automotive Interior Systems division, which was impacted by several events in 1998 including the General Motors strike and the closure and relocation of certain carpet manufacturing operations into other facilities. In addition, gross margin at the Company's Specialty Automotive Products division improved over prior year results, which were impacted by the General Motors strike and lower sales volumes and manufacturing inefficiencies due to increased demand for leather seating applications. These improvements in gross margin were partially offset by the impact of certain costs incurred with the closure and relocation of the Homer, Michigan plastics facility and the Cramerton, North Carolina fabrics facility into other facilities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the third quarter of 1999 decreased 1.8% to $37.6 million, down from $38.3 million in the comparable 1998 period. For the nine months ended September 25, 1999, selling, general and administrative expenses were $116.7 million, compared to $117.7 million in the comparable 1998 period. As a percentage of sales, selling, general and administrative expenses were 8.8% and 10.1% for the third quarters of 1999 and 1998, respectively, and 8.4% and 8.9% for the nine months ended September 25, 1999 and September 26, 1998, respectively. Increased costs associated with systems upgrades and Year 2000 compliance efforts were more than offset by cost-cutting efforts at the Specialty Automotive Products division and lower personnel costs at the Company's corporate headquarters due to employee reductions resulting from the Reorganization.

RESTRUCTURING CHARGE: During the third quarter of 1999, the Company recognized a $15.3 million charge, consisting of a $4.4 million loss on the sale of the Cramerton, North Carolina fabrics facility, a $5.0 million charge relating to the termination of certain sales commission arrangements, a $0.7 million impairment loss associated with the Homer, Michigan plastics facility and $5.2 million of severance costs associated with employee reductions in connection with the Reorganization. The Company also recognized a $4.6 million restructuring charge in the second quarter of 1999, principally representing severance costs and a $0.5 million impairment loss related to the Homer, Michigan plastics facility which is being closed as part of the Reorganization.

INTEREST EXPENSE: Interest expense, net of interest income of $0.6 million in each of the third quarters of 1999 and 1998, increased to $23.0 million, up from $20.9 million in the comparable 1998 period. For the nine months ended September 25, 1999, interest expense, net of interest income of $2.0 million and $2.9 million for the nine months ended September 25, 1999 and September 26, 1998, respectively, increased to $67.8 million, up from $60.8 million in the comparable 1998 period. The increases are primarily due to higher levels of outstanding debt during 1999.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.2 million was recognized during the third quarter of 1999, compared to a loss of $1.0 million for the third quarter of 1998. The increase in the loss on sale of receivables during the quarter ended September 25, 1999 is due to decreased availability under the receivables facility during the third quarter of 1998 resulting from the General Motors strike. Losses of $3.8 million and $4.3 million were recognized for the nine months ended September 25, 1999 and September 26, 1998, respectively. The decrease in the loss on sale of receivables during the nine months ended September 25, 1999 is primarily due to a lower interest rate on the receivables facility during 1999.

OTHER EXPENSE: The Company recognized other expense of $1.7 million in the third quarter of 1999, compared to $1.3 million in the third quarter of 1998. The increase is primarily due to amortization of premiums associated with option contracts entered into by the Company's Canadian operations to purchase U.S. dollars. For the nine months ended September 25, 1999, the Company recognized other expense of $2.9 million, compared to other expense of $5.1 million in the comparable 1998 period. The decrease for the nine months ended September 25, 1999 is primarily due to higher foreign currency transaction losses associated with the Canadian dollar in 1998.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES: The Company recognized an income tax benefit of $8.1 million in the third quarter of 1999 compared to an income tax benefit of $14.6 million in the third quarter of 1998. For the nine months ended September 25, 1999, the Company recognized income tax expense of $0.8 million, compared to an income tax benefit of $6.6 million in the comparable 1998 period. The Company's effective tax rate was 55.6% and 63.6% in the third quarters of 1999 and 1998, respectively, and 41.1% and 97.7% for the nine months ended September 25, 1999 and September 26, 1998, respectively. The percentage decreases in the Company's reported tax rates for the quarter and nine months ended September 25, 1999 are primarily due to the impact of certain state taxes and non-deductible goodwill, which do not fluctuate with income and certain tax credits reported in the third quarter of 1999.

EXTRAORDINARY CHARGE: For the nine months ended September 26, 1998, the Company recognized a non-cash extraordinary charge of $3.6 million, net of income taxes of $2.4 million, relating to the refinancing of the Company's bank facilities and a $0.1 million charge, net of taxes of $58 thousand, recognized in connection with the repurchase of $2.0 million principal amount of JPS Automotive 11-1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") on the market at prices in excess of the carrying values.

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

NET LOSS: The combined effect of the foregoing resulted in a net loss of $6.5 million in the third quarter of 1999, compared to a net loss of $8.4 million in the third quarter of 1998. The Company recognized a net loss of $7.7 million in the nine months ended September 25, 1999, compared to a net loss of $3.8 million for the nine months ended September 26, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $24.4 million and $23.8 million at September 25, 1999 and December 26, 1998, respectively. The Company had a total of $98.3 million of borrowing availability under its credit arrangements as of September 25, 1999. Availability as of September 25, 1999 has been reduced by outstanding letters of credit of $19.2 million. The total was comprised of $91.7 million under the revolving credit facility (including $6.9 million available to the Canadian Borrowers, as hereinafter defined), and approximately $6.6 million under bank demand lines of credit in Austria, Canada, the Netherlands, and the United Kingdom. No amounts were available under the Receivables Facility, as hereinafter defined.

         On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility and the Term Loan C Facility, as hereinafter defined, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). On May 13, 1999, the Company closed on a senior term loan facility in the principal amount of $100 million, payable in quarterly installments beginning in December 1999 through final maturity in December 2005 (the "Term Loan C Facility"). The proceeds from the Term Loan C Facility were used to pay the $44.0 million special dividend discussed above, repay amounts outstanding under the Company's Revolving Credit Facility and for general corporate purposes.

         At September 25, 1999, the Company had outstanding $88.8 million under the Term Loan A Facility, $123.0 million under the Term Loan B Facility, $100.0 million under the Term Loan C Facility, and $139.1 million under the Revolving Credit Facility (including $53.1 million borrowed by the Canadian Borrowers).

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

         The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain restricted payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) ("JPS Automotive Restricted Payments") unless (i) there is no default under the JPS Automotive Senior Notes indenture; (ii) after giving pro forma effect to the JPS Automotive Restricted Payment, JPS Automotive would be permitted to incur at least $1.00 of additional indebtedness under the indenture's general test for the incurrence of indebtedness, which is a specified ratio (currently 2.5 to 1.0) of cashflow to interest expense, and (iii) the aggregate of all JPS Automotive Restricted Payments from the issue date is less than a specified threshold (based, generally, on 50% of JPS Automotive's cumulative consolidated net income since the issue date plus 100% of the aggregate net cash proceeds of the issuance by JPS Automotive of certain equity and convertible debt securities and cash contributions to JPS Automotive) (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of September 25, 1999. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and issuance of preferred stock, asset dispositions and transactions with affiliates including

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions. As of September 25, 1999, JPS Automotive had approximately $87.6 million of indebtedness outstanding (including a premium of $1.5 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes.

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

         As a result of the Company's divestiture of its non-automotive businesses, the trust was required to redeem certain of the outstanding term certificates. As of September 25, 1999, $50 million of the term certificates remained outstanding. Availability under the variable funding certificates at any time depends primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at September 25, 1999, the maximum amount available under the variable funding certificates was $58.4 million, of which the entire amount was utilized.

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

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At September 25, 1999, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter ended September 25, 1999, the Company made lease payments relating to continuing operations of approximately $1.5 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be $1.5 million during the remainder of fiscal 1999.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the Receivables Facility. Net cash used in the continuing operating activities of the Company was $7.7 million for the quarter ended September 25, 1999, compared to net cash provided of $6.7 million in the quarter ended September 26, 1998. Net cash provided by the continuing operations of the Company was $28.5 million for the nine months ended September 25, 1999 compared to $9.8 million for the nine months ended September 26, 1998.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income tax payments, costs associated with the Company's previously divested businesses and capital expenditures. At September 25, 1999, the Company had total outstanding indebtedness of $945.3 million (excluding approximately $19.2 million of outstanding letters of credit) at an average interest rate of 9.8% per annum. Of the total outstanding indebtedness, $850.9 million relates to the Credit Agreement Facilities and the Subordinated Notes.

         The Company's Board of Directors authorized the expenditure of up to $25 million in 1999 to repurchase shares of the Company's Common Stock at management's discretion. This amount was reduced to approximately $2 million in connection with the approximately $6.2 million special dividend paid on March 1, 1999, and the approximately $44.0 million special dividend paid on May 28, 1999. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $1.8 million to repurchase shares during the first nine months of 1999.

         Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 2.25% in the case of the LIBOR/BA Margin and 1.25% in the case of the ABR/Canadian Prime Rate Margin on September 25, 1999. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 1.75% and 2.75%, respectively, at September 25, 1999. Indebtedness under the Term Loan C Facility bears interest at a per annum rate of LIBOR plus 3.25% (the "Tranche C LIBOR Margin") or Chase's Alternate Base Rate plus 2.25% (the "Tranche C ABR Margin"). The weighted average interest rate on the Credit Agreement Facilities was 8.1% at September 25, 1999. The weighted average interest rate on the sold interests under the Receivables Facility at September 25, 1999 was 6.2%. Under the Receivables Facility, the term certificates bear interest at an average rate equal to one month LIBOR plus .34% per annum and the variable funding certificates bear interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate. The Subordinated Notes bear interest at 11.5% per annum. The JPS Automotive Senior Notes bear interest at a rate of 11.125% per annum. Cash interest paid for the quarters ended September 25, 1999 and September 26, 1998 was $9.7 million and $6.7 million, respectively. Cash interest paid was $53.9 million and $49.9 million for the nine months ended September 25, 1999 and September 26, 1998, respectively.

         Due to the variable interest rates under the Credit Agreement Facilities and the Receivables Facility, the Company is sensitive to changes in interest rates. Accordingly, during April 1997, the Company entered into a two year interest rate swap agreement in which the Company effectively exchanged $27.0 million of 11 1/2% fixed rate debt for floating rate debt at six month LIBOR plus a 4.72% margin. In connection with this swap agreement, the Company also limited its interest rate exposure on $27.0 million of notional principal amount by entering into an 8.50% cap on LIBOR. Based upon amounts outstanding at September 25, 1999 a .5% increase in each of LIBOR and Canadian bankers' acceptance rates (5.6% and 4.7%, respectively, at September 25, 1999) would impact interest costs by approximately $2.2 million annually on the Credit Agreement Facilities and $0.5 million annually on the Receivables Facility. During April 1997, the Company entered into an agreement to limit its foreign currency exposure related to $45.0 million of US dollar denominated borrowings of a Canadian subsidiary. The agreement swapped LIBOR based interest rates for the Canadian bankers' acceptance rates and fixed the exchange rate for the principal balance upon maturation. This agreement was terminated on June 1, 1998 as a result of the repayment of the Canadian term loan. The term loan balance was repaid in June 1998.

         The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 1999 and for 2000, 2001, 2002 and 2003 are $5.0 million, $27.9 million, $116.7 million, $32.9 million and $81.4 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of September 25, 1999, the Company's continuing operations had approximately $30.2 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 1999 will be in the range of $80 million to $90 million, a portion of which may be financed through leasing arrangements. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw materials supply base. During the third quarter of 1999, prices for most of the Company's primary raw materials remained constant with price levels at December 26, 1998. While the Company may not be able to pass on future raw materials price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis and cost improvement programs and by continued reductions in the cost of nonconformance.

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

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $12.6 million for the remainder of fiscal 1999. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

TAX MATTERS

         At December 26, 1998, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $219.2 million for Federal income tax purposes. Substantially all of these NOLs expire over the period from 2008 to 2018. The Company also has unused Federal tax credits of approximately $13.3 million, $1.1 million of which expire during the period 1999 to 2006.

         Approximately $3.1 million of the Company's NOLs and $1.1 million of the Company's unused Federal tax credits may be used only against the income and apportioned tax liability of the specific corporate entity that generated such

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing businesses in concluding it is more likely than not that the net deferred tax assets of $96.1 million at September 25, 1999 will be realized. A major goal of the Reorganization is to lower the overall cost structure of the Company and thereby increase profitability. These factors along with the timing of the reversal of its temporary differences and the expiration dates of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of September 25, 1999, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 24 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of September 25, 1999, the Company's estimate of its liability for these 32 sites is approximately $23.0 million. As of September 25, 1999, the Company has established reserves of approximately $33.0 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

IMPACT OF YEAR 2000 READINESS

         The Company developed a comprehensive plan intended to address Year 2000 issues (the "Year 2000 Plan"). The Year 2000 Plan includes the acceleration of the Company's Business Systems Integration Plan (the "BSIP Plan"), initiated in connection with the Company's 1996 acquisitions, to create common manufacturing, financial reporting and cost control information systems throughout the Company as a whole. The BSIP Plan, which affects essentially all the Company's locations worldwide, involves new installations of hardware and software at acquired operations and upgrades to hardware and software at pre-existing locations.

         As part of the Year 2000 Plan, the Company selected a team of managers and outside consultants to identify, evaluate and implement a timetable aimed at bringing all of the Company's critical business systems and applications into Year 2000 readiness prior to December 31, 1999. The Year 2000 Plan addresses the Company's information technology and non-information technology and categorizes them into the following areas which are vulnerable to Year 2000 risk: (i) business computer systems, including financial, human resources, purchasing, manufacturing and sales and marketing systems; (ii) manufacturing, warehousing and servicing equipment, including shop floor controls; (iii) technical infrastructure, including local area networks, mainframes and communication systems; (iv) end-user computing, including personal computers; (v) suppliers, agents and service providers, including systems which interface with customers;
(vi) environmental and safety operations, including fire, security, emission and waste controls and elevators; and (vii) dedicated research and development facilities, including CAD/CAE/CAM systems and product testing systems.

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

         The Company intends for all of its systems in North America and Europe to become Year 2000 ready during 1999. The Company has formalized contingency plans for its operations and for critical corporate support services. These contingency plans include, among other things, the following: (i) establishing back-up production capacities within the Company to shift the manufacturing of similar products between plants if a plant should be unable to complete its scheduled production requirements; (ii) formulating enhanced information technology disaster recovery plans; (iii) maintaining offline documentation of production schedules, releases and inventory levels; (iv) carrying additional inventory where appropriate and (v) establishing alternative communications links. The Company has not yet quantified the entire costs associated with these contingency plans.

         The Company currently anticipates that the total cost of its Year 2000 Plan including approximately $26 million of costs associated with the BSIP Plan and $1 million of costs associated with contingency plans, will be approximately $30 million. Included in this estimate is approximately $7 million of salaries and other payroll costs of Company employees to the extent that they have devoted a portion of their time to the project. Approximately $26 million of these costs have been incurred through September 25, 1999 including approximately $6 million of salaries and other payroll costs. The Company has been expensing and capitalizing the costs to complete the Year 2000 Plan in accordance with appropriate accounting policies. The Company is funding the expenditures related to the Year 2000 Plan with cash flow from operations and borrowings under the Credit Agreement Facilities.

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

SAFE HARBOR STATEMENT

         This Report on Form 10-Q contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Report on Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q include general economic conditions in the markets in which the Company operates and industry-based factors such as possible declines in the North American and European automobile and light truck build, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and Year 2000 readiness issues, as well as factors such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company. The Company's divisions may also be affected by changes in the popularity of particular car models or particular interior trim packages or the loss of programs on particular car models and risks associated with conducting business in foreign countries. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange Commission filings, including without limitation "BUSINESS" in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998 (the "10-K") and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K, the Company's Reports on Forms 10-Q for the fiscal quarters ended March 27, 1999 and June 26, 1999, and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For the period ended September 25, 1999, the Company did not experience any material changes in market risk disclosure that affect the quantitative and qualitative disclosures presented in the 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Report on Form 10-K for the fiscal year ended December 26, 1998.

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


EXHIBIT
NUMBER                      DESCRIPTION
------                      -----------
3.1     -     Restated  Certificate  of  Incorporation  of Collins & Aikman  Corporation  and Amendment  thereto is hereby  incorporated  by  reference to Exhibit 3.1 of Collins & Aikman  Corporation's  Report on Form
              10-Q for the fiscal quarter ended June 26, 1999.

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

4.1     -     Tranche C Term Loan Supplement  dated as of May 12, 1999 to the Credit  Agreement dated as of May 28,
              1998 among Collins & Aikman Products Co., Collins & Aikman Canada,  Inc.,  Collins & Aikman Plastics,
              Ltd.,  Collins & Aikman  Corporation,  the Financial  Institutions  parties thereto,  Bank of America
              N.T.S.A.,  as Documentation  Agent, The Chase Manhattan Bank, as Administrative  Agent, and The Chase
              Manhattan Bank of Canada,  as Canadian  Administrative  Agent is hereby  incorporated by reference to
              Exhibit 4.1 of Collins & Aikman  Corporation's  Report on Form 10-Q for the fiscal quarter ended June
              26, 1999.

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

10.1     -    Employment  Agreement  dated as of April  22,  1999  between  Collins  &  Aikman  Corporation  and an executive  officer  is  hereby  incorporated  by  reference  to  Exhibit  10.10 of  Collins  & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended March 27, 1999.

10.2    -     Letter  agreement  dated as of May 12,  1999 with an  executive  officer  is hereby  incorporated  by reference  to  Exhibit  10.2 of  Collins & Aikman  Corporation's  Report on Form 10-Q for the  fiscal quarter ended June 26, 1999.

10.3    -     1994  Employee  Stock  Option  Plan,  as  amended  and  restated  through  June  3,  1999  is  hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman  Corporation's  Report on Form 10-Q for
              the fiscal quarter ended June 26, 1999.

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

Dated:  November 8, 1999


                                   COLLINS & AIKMAN CORPORATION
                                   (Registrant)

                            By:    /s/ Rajesh K. Shah
                                   ---------------------------
                                   Rajesh K. Shah
                                   Chief Financial Officer and
                                   Executive Vice President

                                   (On behalf of the Registrant and as Principal Financial and Accounting Officer)