Form 10-K
period 1999-12-25
COLLINS & AIKMAN CORP
filed 2000-03-24
CIK 846815

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the fiscal year ended December 25, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        Commission file number 1-10218

                         Collins & Aikman Corporation
            (Exact name of registrant as specified in its charter)

                Delaware                                 13-3489233
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)

                              5755 New King Court
                             Troy, Michigan 48098
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (248) 824-2500
          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which
                                                       registered


    Common Stock, $.01 par value
                                                  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the Registrant was $39,860,060 as of March 15, 2000.

As of March 15, 2000, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 61,879,272 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for 2000 Annual Meeting of Stockholders to be filed within 120 days of December 25, 1999--Part III, Items 10, 11, 12 and 13.*

* Only the portions of this document expressly described in the items listed are incorporated by reference herein.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                         FORM 10-K ANNUAL REPORT INDEX

Item 1. Business, page 1.
Item 2. Properties, page 4.
Item 3. Legal Proceedings, page 4.
Item 4. Submission of Matters to a Vote of Security Holders, page 5.
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters, page 6.
Item 6. Selected Financial Data, page 7.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, page 8.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk, page 20.
Item 8. Financial Statements and Supplementary Data, page 21.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure, page 21.
Item 10. Directors and Executive Officers of the Registrant, page 22.
Item 11. Executive Compensation, page 22.
Item 12. Security Ownership of Certain Beneficial Owners and Management, page
   22.
Item 13. Certain Relationships and Related Transactions, page 22.
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, page 23.

                                    PART I

Item 1. Business

Development

   Collins & Aikman Corporation (the "Company") is the global leader in automotive floor and acoustic systems, and is a leading supplier of automotive fabric, interior trim and convertible top systems. The Company (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation which was formed on September 21, 1988. As of December 25, 1999, Blackstone Capital Partners, L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates collectively own approximately 87% of the Common Stock of the Company. The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary. Predecessors of C&A Products have been in operation for more than a century.

   On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Wiesbaden, Germany. The Company subsequently implemented a global account manager structure for each of its automotive original equipment manufacturer ("OEM") customers. The Company undertook the Reorganization to reduce costs and improve operating efficiencies throughout operations and to more effectively respond to the OEMs' demand for complete interior trim systems and more sophisticated components, based on increased levels of design and styling support and quieter automobile interiors. The Reorganization and global account manager structure has enabled the Company to increase customer service on a global basis and maintain local expertise to provide specialized sales, marketing, development, design, engineering and program management services capable of delivering interior modules, systems and individual components.

   As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. Although these products have not historically been sold in conjunction with the Company's other interior trim offerings, the Company's new strategy of leveraging its acoustic capabilities with its design and styling expertise is anticipated to change the marketing approach for most of the Company's products.

   Thomas E. Evans joined the Company as Chief Executive Officer on April 22, 1999. Mr. Evans replaced Thomas E. Hannah, who retired from the Company on June 30, 1999. Mr. Evans also serves as a director and Chairman of the Company's Board of Directors. Mr. Evans, 48 years old, was formerly President of Tenneco Automotive, a subsidiary of Tenneco, Inc. Prior to that, Mr. Evans held several management positions, the last being Senior Vice President of Operations, at Case Corporation, a subsidiary of Tenneco, Inc.

   The Company announced on February 10, 1999 that it anticipated incurring a restructuring charge related to the Reorganization of approximately $8 million to $9 million. However, in connection with the change in the Company's Chief Executive Officer and the Company's operating results in the first quarter, the Company delayed certain aspects of the Reorganization while the Company's new Chief Executive Officer, Thomas E. Evans, reviewed the plan. Upon final completion of the Reorganization plan, the Company recognized a pre-tax restructuring charge of $33.4 million in 1999. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Recent Developments" for additional discussion of the restructuring charge.

   On July 26, 1999, the Company announced that Rajesh K. Shah had been named Executive Vice President and Chief Financial Officer. Mr. Shah replaced J. Michael Stepp. Mr. Shah, 48 years old, was formerly Vice President and Chief Financial Officer of UT Automotive. Prior to that, Mr. Shah held several management positions with Varity Corporation.

General

   The Company is the global leader in automotive floor and acoustic systems, and is a leading supplier of automotive fabric, interior trim and convertible top systems, with 1999 net sales of approximately $1.9 billion. The Company operates through three divisions: North American Automotive Interior Systems, European Automotive Interior Systems and Specialty Automotive Products. The Company's North American Automotive Interior Systems and European Automotive Interior Systems divisions compete in five principal product lines -- molded floor carpet, acoustical products, luggage compartment trim, accessory floormats, and plastic-based interior trim modules, systems and components. The Company's Specialty Automotive Products division competes in automotive fabrics and convertible top systems.

   The Company's North American Automotive Interior Systems and European Automotive Interior Systems divisions sell principally to automotive OEMs. The Specialty Automotive Products division sells automotive fabrics to other automotive suppliers, including suppliers with which the Company competes in certain product lines. Convertible top systems, also marketed through the Specialty Automotive Products division, are sold directly to OEMs. The majority of customers for all three divisions are located in the North American and European markets.

   Approximately 18% of the Company's sales for 1999 were attributable to products utilized in vehicles built outside of North America, compared to approximately 20% in 1998. The Company is dependent on certain significant customers. In 1999, 1998 and 1997, direct and indirect sales to each of General Motors Corporation, Ford Motor Company and DaimlerChrysler AG accounted for 10% or more of the Company's net sales. Automotive industry demand historically has been influenced by both cyclical factors and long-term trends in the driving age population and disposable income. Although the Company's operations are not subject to significant seasonal influences, the Company has historically experienced sales declines during the OEMs' scheduled summer shut-downs usually occurring in the third quarter of the year.

Products

   The Company's North American Automotive Interior Systems and European Automotive Interior Systems divisions include the following product groups: molded floor carpet, acoustical products, luggage compartment trim, accessory floormats and plastic-based interior trim modules, systems and components. The Specialty Automotive Products division produces automotive fabrics and convertible top systems. The Company's automotive products are used primarily in automobiles and light trucks. The Company also produces other automotive and non-automotive products. In 1999, approximately 96% of the Company's sales were automotive-related, compared to approximately 63% in 1996.

   Molded Floor Carpet. Molded floor carpets primarily include polyethylene, barrier-backed and molded urethane underlay carpet. In 1999, 1998 and 1997, the Company's net sales of molded floor carpets were $468.0 million, $417.0 million and $384.7 million, respectively.

   Acoustical Products. Acoustical products primarily include interior dash insulators, damping materials and engine compartment NVH (noise, vibration and harshness) systems. Acoustical products can be combined with molded floor carpets to provide complete interior floor systems. In 1999, 1998 and 1997, the Company's net sales of acoustical products were $209.8 million, $225.1 million, and $167.8 million, respectively.

   Luggage Compartment Trim. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products. In 1999, 1998 and 1997, the Company's net sales of luggage compartment trim were $90.6 million, $95.9 million and $101.0 million, respectively.

   Accessory Floormats. Accessory automotive floormats include rubber-backed, carpeted floormats typically installed to preserve the quality of original floor carpets. In 1999, 1998 and 1997, the Company's net sales of accessory floormats were $165.9 million, $157.2 million and $139.3 million, respectively. The Company did not have floormat operations in Europe prior to its acquisition of Collins & Aikman Automotive Floormats Europe, B.V. ("C&A Floormats Europe") (previously named Pepers Beheer B.V.) in June 1998. The Company also produces residential and commercial floormats.

   Plastic-based Interior Trim Modules, Systems and Components. The Company manufactures automotive door panels, headrests, pillar trim, floor console systems and instrument panel components. At the beginning of 1998, the Company acquired Collins & Aikman Plastics (UK) Limited ("C&A Plastics UK") (previously named Kigass Automotive Group), which increased the Company's capacity to provide plastic-based trim and systems in Europe. The Company's net sales of plastic-based interior trim modules, systems and components, in 1999, 1998 and 1997 were $435.4 million, $417.5 million and $294.6 million, respectively.

   Automotive Fabrics. The Company's automotive fabrics operations produce a wide variety of automotive fabric, including flat-wovens, velvets and knits, and headliner fabric. The Company also laminates foam to bodycloth. In 1999, 1998 and 1997, the Company had net sales of automotive fabrics of $269.5 million, $267.2 million and $319.0 million, respectively. The Company also manufactures other non-automotive products, which accounted for approximately four percent of the Company's sales in 1999.

   Convertible Top Systems. The Company designs and manufactures convertible top systems for vehicles built in North America and Europe. The Company markets and sells to OEMs its "Top-in-a-Box" system, in which it designs and manufactures all aspects of a convertible top, including the framework, trim set, backlight and power actuating system. The Company's net sales of convertible top systems in 1999, 1998 and 1997 were $118.9 million, $104.3 million and $88.8 million, respectively.

   For additional discussion on the Company's operating segments, including each segment's revenues from external customers, operating income and total assets, see Note 20 to the Consolidated Financial Statements.

Competition

   The automotive supply business is highly competitive. The Company has competitors in each of its automotive product lines, some of which have substantially greater financial and other resources than the Company. The Company's competitors in molded plastic components also include subsidiaries of certain automotive and light vehicle manufacturers. The automotive supply business for interior surfaces is highly concentrated in North America due mostly to substantial capital requirements and required sophistication in design and styling capability. For the majority of the Company's product lines in North America, the Company normally competes for new business against only a few other automotive suppliers.

   The Company principally competes for new business at the design stage of new models and upon the redesign of existing models. The Company is vulnerable to a decrease in demand associated with vehicle build in North America and Europe, a failure to obtain purchase orders for new or redesigned models, a shift in consumer taste away from products that the Company manufactures and pricing pressure from its major customers. The Company believes the principal competitive factors in its industry are quality, price, customer service, design and engineering capability and reputation with the customer.

Working Capital

   The Company's working capital consists of accounts receivable, inventory and accounts payable, which are typical for automotive suppliers. Accounts receivable are primarily concentrated with large companies such as General Motors, Ford, DaimlerChrysler and Toyota, which have historically paid within terms. Inventories are maintained for specific automobile and light truck models and quantities are based on demand forecasts provided by the customer. Inventories are mostly required to be delivered on a just-in-time ("JIT") basis. The Company maintains normal terms and conditions with its vendors.

   In 1999, the Company implemented a new compensation program, based in part upon maximizing cash flow and increasing asset utilization. This new focus resulted in a 24% reduction in its investment in working capital (including accounts receivable, inventory and accounts payable) to $168 million in 1999, compared to $221 million in 1998.

Facilities

   At December 25, 1999, the Company had 63 manufacturing, warehouse and other facilities located in the U.S., Canada, Mexico, the United Kingdom, Spain, Austria, Germany, Sweden, Belgium, France, the Netherlands and Japan aggregating approximately 9.6 million square feet. Approximately 79% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide JIT inventory delivery to the Company's customers. Capacity at any plant depends, among other things, on the product being produced and the processes, tooling and equipment used. Capacity is also impacted by product demand and shifts in production between plants. The Company currently estimates that the majority of its plants generally operate at between 80% and 100% of capacity. The Company does have certain isolated plants that operate at capacity levels around 50% due to production demands at the specific facilities. The Company's capacity utilization is consistent with past experience in similar economic situations, and the Company believes that its facilities are sufficient to meet existing needs.

Foreign and Domestic Operations and Export Sales

   The Company's revenues, operating profit and identifiable assets for the last three fiscal years attributable to the Company's geographic areas and export sales from the United States to foreign countries are disclosed in Note 20 to the Consolidated Financial Statements.

Raw Materials

   Raw materials and other supplies used in the Company's continuing operations are normally available from a variety of competing suppliers. With respect to most materials, the loss of a single or even a few suppliers would not have a material adverse effect on the Company. For a discussion of raw material price trends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources".

Environmental Matters

   See "Item 3. Legal Proceedings -- Environmental Matters" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters".

Employees

   As of December 25, 1999, the Company's continuing operations employed approximately 15,600 persons on a full-time or full-time equivalent basis. Approximately 5,800 of such employees are represented by labor unions. Approximately 1,400 employees are represented by collective bargaining agreements that expire during 2000. Management believes that the Company's relations with its employees represented by labor unions and its other employees are generally good. When completed, the Reorganization will affect approximately 1,100 employees.

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

Environmental Matters

   The Company is subject to Federal, state and local environmental laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time the locations were purchased are generally charged to reserves established in purchase accounting. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

   The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 25, 1999, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 23 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 25, 1999, the Company's estimate of its liability for the 31 sites is approximately $22.9 million. As of December 25, 1999, the Company has established reserves of approximately $30.5 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

Item 4. Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The Company's Common Stock has been traded on the New York Stock Exchange under the symbol "CKC" since July 7, 1994. At March 15, 2000, there were approximately 1,900 beneficial holders. The following table lists the high and low sales prices for the Common Stock for the full quarterly periods during the two most recent fiscal years.

                                Fiscal 1999    Fiscal 1998
                               ------------- ---------------
                                High   Low    High     Low
                               ------ ------ ------- -------
        First Quarter......... 6 1/4  4 1/8  9 11/16 7 11/16
        Second Quarter........ 7 7/16 4      9 1/2   6 13/16
        Third Quarter......... 7 5/8  4 9/16 7 1/2   6 3/16
        Fourth Quarter........ 7      4 7/8  7 7/16  4 15/16

   On March 1, 1999, the Company paid a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of Common Stock held by stockholders of record at the close of business on February 22, 1999. On May 28, 1999, the Company paid a special dividend related to the distribution of proceeds from the sale of the Company's Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") of approximately $44.0 million, representing $0.71 per share on all outstanding shares of Common Stock held by stockholders of record as of the close of business on May 20, 1999. No other dividends or similar distributions with respect to the Common Stock have been paid by the Company since its incorporation in 1988. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors. Certain restrictive covenants contained in the agreements governing the Company's credit facilities and subordinated notes limit the Company's ability to make dividend and other payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 10 to the Consolidated Financial Statements.

Item 6. Selected Financial Data

                                                 Fiscal Year Ended
                          ---------------------------------------------------------------
                          December 25, December 26, December 27, December 28, January 27,
                              1999         1998         1997       1996 (1)      1996
                          ------------ ------------ ------------ ------------ -----------
                                       (in thousands, except per share data)
Statement of Operations
 Data:
Net sales...............   $1,898,597   $1,825,469   $1,629,332   $1,053,821   $ 902,017
Gross margin............      284,717      248,225      233,160      188,475     164,325
Selling, general and
 administrative
 expenses...............      145,784      142,724      119,381       82,699      65,996
Restructuring charge and
 impairment of long-
  lived assets (2)......       33,391          --        22,600          --        2,400
Goodwill amortization...        7,023        7,023        6,669        3,872         270
Operating income........       98,519       98,478       84,510      101,904      95,659
Interest expense, net
 (3)....................       92,045       82,004       77,581       39,850      22,150
Loss on sale of
 receivables (4)........        5,356        6,066        4,700        4,533       6,246
Income (loss) from
 continuing operations
 before income taxes....       (1,119)       5,193        2,907       57,408      67,263
Income tax expense
 (benefit)..............          246        5,284       12,998       24,442    (139,959)
Income (loss) from
 continuing operations..       (1,365)         (91)     (10,091)      32,966     207,222
Income (loss) from
 discontinued
 operations, including
 disposals, net of
 income taxes...........          --           --       166,047       14,468        (781)
Income (loss) before
 extraordinary items and
 cumulative effect of a
 change in accounting
 principle..............       (1,365)         (91)     155,956       47,434     206,441
Net income (loss) (5)...      (10,215)      (3,815)     155,235       40,824     206,441
Per Share Data:
Income (loss) from
 continuing operations
 per basic share........        (0.16)         --         (0.15)        0.48        2.96
Income (loss) from
 continuing operations
 per diluted share......        (0.16)         --         (0.15)        0.47        2.91
Dividends per share.....         0.81          --           --           --          --
Balance Sheet Data (at
 period end):
Total assets............   $1,348,890   $1,382,211   $1,302,392   $1,530,289   $ 991,361
Long-term debt,
 including current
 portion................      912,542      866,049      772,934    1,175,594     759,966
Common stockholders'
 deficit................     (151,121)     (79,771)     (66,850)    (194,578)   (227,852)
Other Data (from
 continuing operations):
Capital expenditures....   $   86,430   $   95,847   $   56,521   $   35,000   $  53,156
Depreciation and
 amortization...........       71,474       67,074       58,840       32,395      28,427
EBITDA (6)..............      183,354      167,547      165,950      134,299     124,086

--------

(1) 1996 was a 48-week year.

(2) In 1999, the Company recorded a restructuring charge for the Reorganization consisting of $13.4 million of asset impairment and $20.0 million primarily related to severance accruals. In 1997, the Company wrote down fixed assets by $5.1 million and reduced goodwill by $17.5 million to reflect impairments in the carrying values of certain assets and goodwill associated with two of its manufacturing facilities. In fiscal 1995, the Company incurred a charge of $2.4 million related primarily to the closure of a carpet plant and the write down of fixed assets at another carpet plant. See Notes to Consolidated Financial Statements.

(3) Excludes amounts allocated to discontinued operations totaling $12.5 million, $26.7 million, and $26.5 million in 1997, 1996 and 1995, respectively. No amounts were allocated to discontinued operations in 1999 and 1998.

(4) Excludes amounts allocated to discontinued operations totaling $0.6 million, $2.2 million, and $2.4 million in 1997, 1996, and 1995, respectively. No amounts were allocated to discontinued operations in 1999 and 1998.
(5) In 1999, the Company recorded an $8.9 million charge for the cumulative effect of a change in accounting principle related to start-up costs.
(6) EBITDA represents earnings before deductions for net interest expense, loss on sale of receivables, income taxes, depreciation, amortization, other income and expense, and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

 Dividends

   On March 1, 1999, the Company paid a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of Common Stock held by stockholders of record at the close of business on February 22, 1999. On May 28, 1999, the Company paid a special dividend relating to the distribution of the proceeds from the sale of Wallcoverings of approximately $44.0 million, representing $0.71 per share on all outstanding shares of Common Stock held by stockholders of record as of the close of business on May 20, 1999.

 Reorganization

   On February 10, 1999, the Company announced the Reorganization, a comprehensive plan to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Wiesbaden, Germany. In addition, the Company implemented a global account manager structure for each of the Company's automotive original equipment manufacturer ("OEM") customers. The Company undertook the Reorganization to reduce costs and improve operating efficiencies throughout the Company's operations and to more effectively respond to the OEMs' demand for complete interior trim systems and more sophisticated components. The Reorganization and global account manager structure has allowed the Company to increase customer service on a global basis and maintain local expertise to provide specialized sales, marketing, development, design, engineering and program management services capable of delivering interior module systems and individual components.

   As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. Although these products have not historically been sold in conjunction with the Company's other interior trim offerings, the Company's new strategy of leveraging its acoustic capabilities with its design and styling expertise is anticipated to change the marketing approach for most of the Company's products.

   The Company announced on February 10, 1999 that it anticipated incurring a restructuring charge related to the Reorganization of approximately $8 million to $9 million. However, in connection with the change in the Company's Chief Executive Officer and the Company's operating results in the first quarter, the Company delayed certain aspects of the Reorganization while the Company's new Chief Executive Officer, Thomas E. Evans, reviewed the plan. Upon final completion of the Reorganization plan, the Company recognized a pre-tax restructuring charge of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commission contracts at the Company's North American plastics operations.

   The Reorganization includes the closure of three facilities. The Homer, Michigan plastics facility was closed in August, 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September, 1999, for $6.0 million. The facility's operations are in the process of being located to another fabrics facility. The acoustics facility in Vastra Frolunda, Sweden, is scheduled to be closed in September, 2000. Approximately $4.7 million in severance costs have been provided for employees at these facilities.

   The remaining severance costs for operating personnel primarily relate to employee reductions at C&A Plastics UK and in a number of the Company's North American operations. Severance costs for management and administrative personnel primarily relate to employee reductions at the Company's former North Carolina corporate headquarters and at the North American Automotive Interior Systems division. When completed, the Reorganization will affect approximately 1,100 employees.

   The Company currently expects the Reorganization plan to be substantially completed by December, 2000. In addition to the restructuring charge, the Company expensed certain costs for relocation and start up of operations related to the closed facilities. These expenses amounted to approximately $4 million during 1999. The Company currently estimates that the total cost of the Reorganization, including the restructuring charge, will be approximately $43 million, of which approximately $10 million represents other one-time costs, which are expensed as incurred.

General

   The Company is the global leader in automotive floor and acoustic systems, and is a leading supplier of automotive fabrics, interior trim and convertible top systems. The Company's net sales in fiscal 1999 were $1,898.6 million compared to $1,825.5 million in fiscal 1998. During 1996, the Company changed its fiscal year end to the last Saturday in December. Fiscal 1996 was a 48-week period which ended on December 28, 1996. Years prior to 1996 refer to the fiscal year of the Company which ended on the last Saturday of January of the following year. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

   The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and European vehicle production. Management believes the long-term trends in the design and manufacture of automotive interiors include an increased emphasis on acoustics. Management further believes that changes to vehicle interiors, including voice-activated internet access, e-mail capabilities and navigational systems will require enhanced acoustical properties relative to today's light vehicles. Additionally, the Company believes that by utilizing its design and styling capabilities across all of its product lines, it will be able to provide customers with interiors with better color matching, lower costs and more harmonious interior environments. Management believes that these interior surface products can serve as "carriers" for the Company's acoustic products, and by selling these products together, the Company can differentiate its products from those of its competitors, provide greater value to its customers and enhance its product potential.

Results of Operations

1999 Compared to 1998

The Divisions

   The Company operates three divisions, with seven primary product lines. For additional information regarding the Company's divisions, see Note 20 to the Consolidated Financial Statements.

North American Automotive Interior Systems

Net Sales: Net sales for the North American Automotive Interior Systems division increased 8.1% to $1,151.7 million, up $86.3 million from 1998. The increase in sales was driven by a stronger automobile and light truck build in North America in 1999. A strike at General Motors, the Company's largest customer, negatively impacted sales in 1998 by approximately $37.1 million.

Operating Income: Operating income for the division increased 20.0% to $89.4 million, up $14.9 million from 1998. The increase is primarily due to increased sales volume, partially offset by unfavorable changes in sales mix and price discounts at several of the division's operations and the incurrence of significant start-up costs related to starting production of various interior modules for the General Motors GMX-270 at the Company's Manchester, Michigan facility. In addition, the division incurred certain costs related to the closure and relocation of the Homer, Michigan, plastics facility into another plastic facility and relocation expenses associated with the establishment of the division's headquarters in the Detroit metropolitan area.

European Automotive Interior Systems

Net Sales: Net sales for the European Automotive Interior Systems division decreased 9.4% to $306.4 million, down $31.7 million from 1998. The decrease is primarily due to weak demand for acoustical products from Rover, Ford and Volvo.

Operating Income: Operating income decreased 75.2% to $2.3 million, down $6.9 million from 1998. The decrease is primarily related to operational inefficiencies at the division's plastics operations in the United Kingdom. These inefficiencies derived from system implementation difficulties, which caused temporary delays and inaccuracies in scheduling, shipping and materials management information. In addition, the division experienced manufacturing inefficiences associated with volume declines on Rover, Ford and Volvo products. Operating losses were also incurred at a manufacturing facility at Vastra Frolunda, Sweden, principally due to volume declines. The Vastra Frolunda facility is being closed as part of the Reorganization discussed above. The division also incurred a high level of relocation expenses associated with the establishment of its headquarters in Wiesbaden, Germany, and consulting expenses associated with system upgrades and Year 2000 compliance efforts.

Specialty Automotive Products

Net Sales: Net sales for the Specialty Automotive Products division increased 4.4% to $440.5 million, up $18.5 million from 1998. Excluding the impact of the General Motors strike, sales increased $11.5 million, primarily due to strong demand for the Ford Mustang at the division's convertible top systems operations.

Operating Income: Operating income for the division increased 178.7% to $39.6 million, up $25.4 million from 1998. The increase is primarily due to increased volume at the convertible top systems operations and cost-cutting efforts at the automotive fabrics operations. In 1998, the automotive fabrics operations experienced unfavorable manufacturing variances related to a decline in volume. The volume decline resulted from increased demand for leather seating, program run-outs, and unfavorable product mix factors. In addition, the fabrics operations incurred charges related to idle equipment. The increase in operating income in 1999 was partially offset by the impact of certain costs related to the closure and relocation of the Cramerton, North Carolina, fabrics facility into another fabrics facility.

The Company as a Whole

Net Sales: The Company's net sales increased 4.0% to $1,898.6 million, up $73.1 million from 1998, resulting primarily from the factors discussed above.

Gross Margin: Gross margin for the Company was 15.0% in 1999, up from 13.6% in 1998. The increase in gross margin is primarily due to increased volume and improved manufacturing efficiencies at the Company's North American Automotive Interior Systems division. In addition, gross margin at the Company's Specialty Automotive Products division improved over prior year results, which were impacted by lower sales volumes and manufacturing inefficiencies caused by increased demand for leather seating applications and charges for idle equipment. These increases were partially offset by the manufacturing inefficiencies experienced at the Company's European Automotive Interior Systems resulting from volume declines and system implementation difficulties at the division's plastics operations.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 2.0% to $152.8 million, up $3.1 million from 1998. The increase is primarily due to costs associated with system upgrades, the establishment of the Company's new headquarters in the Detroit metropolitan area and Wiesbaden, Germany and Year 2000 compliance efforts, partially offset by cost-cutting measures at the Specialty Automotive Products division and lower personnel costs at the Company's former North Carolina headquarters due to employee reductions. As a percentage of sales, selling, general and administrative expenses declined to 8.0% in 1999, compared to 8.2% in 1998.

Restructuring Charge: The Company recognized a $33.4 million charge in 1999 relating to the Reorganization plan discussed above.

Interest Expense: Interest expense, net of interest income of $2.4 million and $3.7 million in 1999 and 1998, respectively, increased $10.0 million to $92.0 million in 1999. The increase is primarily due to higher levels of outstanding debt in 1999. The weighted average interest rates were 9.6% and 9.7% in 1999 and 1998, respectively.

Loss on the Sale of Receivables: The Company sells on a continuous basis, through its Carcorp, Inc. subsidiary ("Carcorp"), interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $5.4 million was recognized in 1999, compared to a loss of $6.1 million in 1998. The decrease in the loss on sale of receivables is primarily due to a lower interest rate and decreased borrowings on the receivables facility during 1999.

Other Expense: The Company recognized other expense of $2.2 million, compared to other expense of $5.3 million in 1998. The decrease is primarily due to higher foreign currency transaction losses associated with the Canadian dollar in 1998.

Income Taxes: The Company recognized income tax expense of $0.2 million in 1999, compared to income tax expense of $5.3 million in 1998. The Company's effective tax rate was (22%) in 1999, compared to 102% in 1998. The decrease in the Company's effective tax rate is primarily due to lower foreign taxes and non-recurring tax credits.

Extraordinary Charge: In 1998, the Company recognized a non-cash extraordinary charge of $3.6 million, net of income taxes of $2.4 million, relating to the refinancing of the Company's bank facilities and a charge of $0.1 million, net of income taxes of $90 thousand, recognized in connection with the repurchase of $2.6 million principal amount of JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") at market prices in excess of carrying values.

Cumulative Effect of a Change in Accounting Principle: The Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5") at the beginning of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The cumulative effect of adopting SOP 98-5 resulted in a charge of $8.9 million, net of income taxes of $5.1 million.

Net Loss: The combined effect of the foregoing resulted in a net loss of $10.2 million in 1999, compared to a net loss of $3.8 million in 1998.

1998 Compared to 1997

The Divisions

North American Automotive Interior Systems

Net Sales: Net sales for the North American Automotive Interior Systems division increased 1.1% to $1,065.5 million in 1998, up $11.9 million from 1997. This increase is due in part to the August 1998 acquisition of Industrias Enjema, S.A. de C.V. ("Enjema"), which generated sales of $8.3 million. In addition, the division generated sales increases in four of its five product lines. These sales increases were partially offset by the effect of the General Motors strike in the second and third quarters of 1998, which negatively impacted sales by $37.1 million. Strikes at DaimlerChrysler and General Motors in the second quarter of 1997 negatively impacted sales by $10.7 million.

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

European Automotive Interior Systems

Net Sales: Net sales for the European Automotive Interior Systems division increased 180.6% to $338.0 million in 1998, up $217.6 million from 1997. The increase is primarily due to several acquisitions in 1997 and 1998, including certain operations of Perstorp A.B. ("Perstorp") located in Germany (the "German Operations") in August 1997, the remaining interest in the Collins & Aikman/Perstorp joint venture in Sweden, Belgium and France (the "Collins & Aikman/Perstorp Joint Venture") in December 1997, C&A Plastics UK in February 1998, and C&A Floormats Europe in June 1998. These entities generated combined incremental sales of $213.1 million in 1998.

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

Specialty Automotive Products

Net Sales: Net sales for the Specialty Automotive Products division decreased 7.3% to $422.0 million in 1998, down $33.4 million from 1997. The sales decrease was primarily due to lower automotive fabric sales caused by an increased demand for leather seating applications, an unfavorable mix on several models and a decrease in build on several key vehicles. The decrease in automotive fabric sales was partially offset by an increase in convertible top systems due to sales to the Ford Mustang, General Motors Corvette and Chrysler Sebring. The General Motors strike in the second and third quarters of 1998 negatively impacted the division's sales by $7.0 million. The strikes at DaimlerChrysler and General Motors during the second quarter of 1997 impacted the division's sales by $6.7 million.

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

Other (Income) Expense: The Company recognized foreign currency transaction losses of $4.8 million in 1998, compared to $1.9 million in 1997. These losses incurred in 1998 were primarily due to the strengthening of the U.S. dollar against the Canadian dollar. Other expense in 1998 also includes the loss from the Company's joint venture with Courtaulds of $0.1 million. Other income in 1997 also includes income from the Collins & Aikman/Perstorp Joint Venture of $0.9 million and a $1.7 million gain on the sale of the Borg Textiles division in the third quarter of 1997.

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

Discontinued Operations: No income from discontinued operations has been reflected in 1998, as the operations of the Company's Imperial Wallcoverings Inc. subsidiary ("Wallcoverings") prior to its sale were charged to the Company's discontinued operations reserves. The Company's income from discontinued operations of $4.3 million in 1997 includes the operations of the Company's Mastercraft Group and Floorcoverings subsidiary ("Floorcoverings") and JPS Automotive's Air Restraint and Technical Products Division ("Airbag"). Losses incurred by Wallcoverings from April 29, 1996 to the date of sale have been charged to the Company's existing discontinued operations reserves.

Wallcoverings was sold on March 13, 1998 to Imperial Home Decor Group, Inc, an affiliate of Blackstone Partners, for $71.9 million and an option for 6.7% of the common stock of Imperial Home Decor Group, Inc. The Company recorded a loss of $21.1 million, net of income tax benefits, in September 1997, to adjust the recorded value of Wallcoverings to the expected proceeds. Accordingly, no gain or loss resulted from the sale of Wallcoverings.

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

Extraordinary Loss: In 1998, the Company recognized an extraordinary loss consisting of a non-cash extraordinary charge of $3.6 million, net of income taxes of $2.4 million, relating to the refinancing of the Company's bank facilities and a charge of $0.1 million, net of income taxes of $90 thousand, recognized in connection with the repurchase of $2.6 million principal amount of JPS Automotive Senior Notes on the market at prices in excess of carrying values. In 1997, the Company recognized a loss of $0.7 million, net of income taxes of $0.4 million, in connection with the purchase by JPS Automotive of $19.4 million principal amount of JPS Automotive Senior Notes on the open market at prices in excess of carrying values.

Net Income (Loss): The combined effect of the foregoing resulted in a net loss of $3.8 million, compared to net income of $155.2 million in 1997.

Liquidity and Capital Resources

  The Company and its subsidiaries had cash and cash equivalents totaling $14.0 million and $23.8 million at December 25, 1999 and December 26, 1998, respectively. The Company had $144.2 million of borrowing availability under its credit arrangements as of December 25, 1999. The total was comprised of $119.2 million under the Company's revolving credit facility (including $16.4 million available to the Canadian Borrowers, as hereinafter defined), approximately $24.9 million under bank demand lines of credit in Canada and Austria, a line of credit for certain other European locations, and $0.1 million available under the Receivables Facility. Availability as of December 25, 1999 under the revolving credit facility was reduced by outstanding letters of credit of $19.2 million.

   On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility and the Term Loan C Facility, as hereinafter defined, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). On May 13, 1999, the Company closed on a senior secured term loan facility in the principal amount of $100 million, payable in quarterly installments beginning December 1999 through final maturity in December 2005 (the "Term Loan C Facility"). The proceeds from the Term Loan C Facility were used to pay the $44.0 million special dividend previously discussed, repay amounts outstanding under the Company's Revolving Credit Facility and for general corporate purposes.

   At December 25, 1999, the Company had outstanding $85.0 million under the Term Loan A Facility, $122.0 million under the Term Loan B Facility, $100.0 million under the Term Loan C Facility, and $111.6 million under the Revolving Credit Facility (including $43.6 million borrowed by the Canadian Borrowers).

   The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities. Effective March 8, 1999, the Company, in view of the decreased sales of automotive fabrics and the General Motors strike, obtained an amendment to the Credit Agreement Facilities primarily in order to modify the covenants relating to interest coverage and leverage ratios throughout the existing terms of the Credit Agreement Facilities. The amendment resulted generally in an increase in the interest rates charged under the Credit Agreement Facilities. For additional discussion of the Credit Agreement Facilities and related restrictive covenants, see Note 10 to the Consolidated Financial Statements.

   On June 10, 1996, C&A Products issued at face value $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"). The Subordinated Notes indenture contains restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during 2000. However, the Company expects all its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture. For additional discussion of the Subordinated Notes, see Note 10 to the Consolidated Financial Statements.

   At December 25, 1999, JPS Automotive had approximately $87.4 million of indebtedness outstanding (including a premium of $1.3 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes. For additional discussion of the JPS Automotive Senior Notes, see Note 10 to the Consolidated Financial Statements.

   C&A Products utilized a receivable facility (the "Receivables Facility"), entered into through the Trust formed by Carcorp, comprised of (i) term certificates in an aggregate face amount of $50 million and have a term of five years and (ii) variable funding certificates, which represent revolving commitments of up to an aggregate of $75 million and have a term of five years. Carcorp purchased on a revolving basis and transferred to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada. The certificates represented the right to receive payments generated by the receivables held by the Trust.

   Availability under the variable funding certificates at any time depended primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at December 25, 1999 the maximum amount available under the variable funding certificates was $66.5 million, of which $0.1 million was not utilized.

   On December 27, 1999, the Company entered into a new receivables facility (the "New Receivables Facility"), replacing the Receivables Facility. The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp remains the purchaser of the Sellers' trade receivables, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually for up to five years.

   The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending upon criteria similar to those in the Receivables Facility. On December 27, 1999, the Company funded $120 million through the New Receivables Facility, leaving approximately $12 million available, but unutilized. The interest rate on sold interests is equal to the rate paid by the conduits to the holders of the commercial paper plus a margin of .70% and dealer fees of .05% (6.66% at inception). In addition, the Company pays .25% on the unused committed portion of the facility. See Note 11 to the Consolidated Financial Statements for further information regarding the New Receivables Facility.

   The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At December 25, 1999, the Company had approximately $20 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the year ended December 25, 1999, the Company made lease payments relating to continuing operations of approximately $5.8 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be approximately $6.1 million during fiscal 2000.

   The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the New Receivables Facility. Net cash provided by the continuing operating activities of the Company was $95.1 million for 1999. In 1999, the Company implemented a new compensation program, based in part upon maximizing cash flow and increasing asset utilization. This new focus resulted in a 24% reduction in working capital (including accounts receivable, inventory and accounts payable) to $168 million in 1999, compared to $221 million in 1998.

   The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At December 25, 1999, the Company had total outstanding indebtedness of $912.5 million (excluding approximately $19.2 million of outstanding letters of credit) at a weighted average interest rate of 9.95% per annum. Of the total outstanding indebtedness, $818.6 million relates to the Credit Agreement Facilities and the Subordinated Notes.

   See Notes 10 and 11 to the Consolidated Financial Statements for information regarding the interest rates on the Credit Agreement Facilities, Subordinated Notes, JPS Automotive Senior Notes, Receivables Facility and New Receivables Facility. Cash interest paid was $91.9 million and $86.6 million for the fiscal years ended December 25, 1999 and December 26, 1998, respectively.

   Due to the variable interest rates under the Credit Agreement Facilities and the Receivables Facility, the Company is sensitive to changes in interest rates. Based upon amounts outstanding at December 25, 1999, a .5% increase in each of LIBOR and Canadian bankers' acceptance rates (6.5% and 5.2%, respectively, at December 25, 1999) would impact interest costs by approximately $2.1 million annually on the Credit Agreement Facilities and $0.6 million annually on the Receivables Facility.

   The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during 2000, 2001, 2002, 2003, and 2004, are $28.0 million, $116.4 million, $32.9 million, $28.3 million and $165.4 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market.

   The Company's Board of Directors authorized the expenditure of up to $25 million in 1999 to repurchase shares of the Company's Common Stock at management's discretion. This amount was reduced to approximately $2 million by the approximately $6.2 million special dividend paid on March 1, 1999 and the approximately $44.0 million special dividend paid on May 28, 1999. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $1.8 million and $25.0 million to repurchase shares during fiscal 1999 and 1998, respectively.

   The Company makes capital expenditures on a recurring basis for replacements and improvements. As of December 25, 1999, the Company's continuing operations had approximately $10.9 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 2000 will be in the range of $70 to $80 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

   The Company is sensitive to price movements in its raw material supply base. During fiscal 1999, prices for most of the Company's primary raw materials remained constant with price levels at December 26, 1998. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a portion of the increased cost can be offset through value engineering/value analysis in conjunction with its major customers and by continued reductions in the cost of off-quality products and processes.

   The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. On January 5, 2000, Imperial Home Decor Group, Inc., which purchased Wallcoverings in March, 1998, filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code. The Company is currently assessing the impact of that bankruptcy filing. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $22 million in fiscal 2000. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

Tax Matters

   At December 25, 1999, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $268.1 million for Federal income tax purposes. Substantially all of these NOLs expire over the period from 2008 to 2019. The Company also has unused Federal tax credits of approximately $18.9 million, $6.7 million of which expire during the period 2000 to 2019.

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

   Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing businesses in concluding it is more likely than not that the net deferred tax assets of $91.9 million at December 25, 1999 will be realized. A major goal of the Reorganization is to lower the overall cost structure of the Company and thereby increase profitability. These factors along with the timing of the reversal of its temporary differences and the expiration dates of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

   The valuation allowance at December 25, 1999 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

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

   The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 25, 1999, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 23 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 25, 1999, the Company's estimate of its liability for these 31 sites, is approximately $22.9 million. As of December 25, 1999, the Company has established reserves of approximately $30.5 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

Impact of Year 2000 Compliance

   The Company has currently not experienced any significant systems or other Year 2000 problems. The Company's comprehensive plan to address Year 2000 issues (the "Year 2000 Plan") included the acceleration of the Company's Business Systems Integration Plan (the "BSIP Plan"). The BSIP Plan was initiated in connection with the Company's 1996 acquisitions to create common manufacturing, financial reporting and cost control information systems throughout the Company as a whole. The total cost of the Company's Year 2000 Plan, including $29 million of costs associated with the BSIP Plan, was $33 million. Included in this amount is $7 million of salaries and other payroll costs of Company employees to the extent that they devoted a portion of their time to the project. Approximately $21 million of the total costs were incurred during 1999. The Company expensed and capitalized these costs in accordance with appropriate accounting policies.

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

   Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Form 10-K include general economic conditions in the market in which the Company operates and industry-based factors such as possible declines in the North American and European automobile and light truck builds, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers, risks associated with conducting business in foreign countries and Year 2000 readiness issues, as well as factors more specific to the Company such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities and changes made in connection with the integration of operations acquired by the Company and the implementation of the global reorganization program. The Company's divisions may also be affected by changes in the popularity of particular vehicle models, particular interior trim packages or the loss of programs on particular vehicle models and risks associated with conducting business in foreign countries. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see "Item 1. Business" and the above discussion in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and also see the Company's other filings with the Securities and Exchange Commission.

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

Interest Rate Exposure

   The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The interest rate exposure for the Company's variable rate debt obligations is currently indexed to LIBOR, for U.S.-denominated debt, or the Canadian bankers' acceptance rate, for Canadian-denominated debt, of one, two, three or six months, as selected by the Company. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at December 25, 1999.

   The table below provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates for the Company's debt obligations. Weighted average variable interest rates are based on implied LIBOR and Canadian bankers' acceptance forward rates in the yield curve at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollar ($US) and Canadian dollar ($CAD), as indicated in parentheses (dollar amounts in thousands).

                                       Expected Maturity Date                               Fair Value
                         --------------------------------------------------------          December 25,
                          2000     2001     2002     2003      2004    Thereafter  Total       1999
                         -------  -------  -------  -------  --------  ---------- -------- ------------
Debt:
 Fixed rate ($US).......          $86,043                               $400,000  $486,043   $481,915
  Average interest
   rate.................             11.1%                                  11.5%
 Variable rate ($US).... $26,750  $28,000  $31,750  $27,375  $121,125   $140,000  $375,000   $375,000
  Average interest
   rate.................     9.6%     9.7%     9.7%     9.3%      9.5%      10.1%
 Variable rate ($CAD)...                                     $ 43,622             $ 43,622   $ 43,622
  Average interest
   rate.................                                          9.2%

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

   At December 25, 1999, the Company had the following foreign currency forward contracts outstanding: (i) British pounds for Euros with a U.S. dollar equivalent notional amount of $5.0 million, a weighted average contract rate of 1.495 Euros and an unrealized loss of $0.3 million and (ii) Euros for Swedish krona with a U.S. dollar equivalent notional amount of $0.1 million and a weighted average contract rate of 0.054 krona. These contracts mature in 2000. The information presented does not fully reflect the net foreign exchange rate exposure of the Company because it does not include the intercompany funding arrangements denominated in foreign currencies and the foreign currency-denominated cash flows from anticipated sales and purchases. Management believes that the foreign currency exposure relating to these items would substantially offset the exposures discussed above.

   The Company also had option contracts with a U.S. dollar equivalent notional amount of $45 million outstanding at December 25, 1999 with a weighted average strike price of Canadian $1.53. These contracts allow the Company's Canadian operations to buy U.S. dollars for Canadian dollars. These contracts expire periodically in 2000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   The information required by Item 401 of Regulation S-K regarding executive officers and directors is incorporated herein by reference to that portion of the Registrant's definitive Proxy Statement to be used in connection with its 2000 Annual Meeting of Stockholders, which will be filed in final form with the Commission not later than 120 days after December 25, 1999 (the "Proxy Statement"), captioned "Executive Officers of the Company" and "Election of Directors -- Information as to Nominees and Other Directors". The information required by Item 405 of Regulation S-K regarding disclosure of delinquent filers is incorporated herein by reference to that portion of the proxy statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance".

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

Item 13. Certain Relationships and Related Transactions

   The information required by this Item is incorporated herein by reference to those portions of the Proxy Statement captioned "Compensation Committee Interlocks and Insider Participation", and "Information as to Nominees and Other Directors -- Certain Relationships".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1) Financial Statements:

                                                                         Page
                                                                        Number
                                                                        ------
Report of Independent Public Accountants...............................  F-1
Consolidated Statements of Operations for the fiscal years ended
 December 25, 1999, December 26, 1998 and December 27, 1997............  F-2
Consolidated Balance Sheets at December 25, 1999 and December 26,
 1998..................................................................  F-3
Consolidated Statements of Cash Flows for the fiscal years ended
 December 25, 1999, December 26, 1998 and December 27, 1997............  F-4
Consolidated Statements of Common Stockholders' Deficit for the fiscal years ended December 25, 1999, December 26, 1998 and December 27,
 1997..................................................................  F-5
Notes to Consolidated Financial Statements.............................  F-6

  (a) (2) Financial Schedules:

   The following financial statement schedules of Collins & Aikman Corporation for the fiscal years ended December 25, 1999, December 26, 1998, and December 27, 1997 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.

                                                                           Page
                                                                          Number
                                                                          ------
Report of Independent Public Accountants on Schedules....................  S-1
Schedule I -- Condensed Financial Information of the Registrant..........  S-2
Schedule II -- Valuation and Qualifying Accounts.........................  S-5

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

 Exhibit
 Number                                Description
  3.1    Restated Certificate of Incorporation of Collins & Aikman Corporation
         is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman
         Corporation's Report on Form 10-Q for the fiscal quarter ended June
         26, 1999.
 3.2     By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman
         Corporation's Report on Form 10-K for the fiscal year ended
         January 27, 1996.
 3.3     Certificate of Elimination of Cumulative Exchangeable Redeemable
         Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation's Report
         on Form 10-Q for the fiscal quarter ended October 28, 1995.
 4.1     Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman
         Holdings Corporation's Registration Statement on Form S-2
         (Registration No. 33-53179) filed June 21, 1994.

 Exhibit
 Number                                Description
  4.2    Indenture, dated as of June 1,1996, between Collins & Aikman Product
         Co., Collins & Aikman Corporation and First Union National Bank of
         North Carolina, as Trustee, is hereby incorporated by reference to
         Exhibit 4.1 of Collins & Aikman Corporation's Report on Form 10-Q for
         the fiscal quarter ended April 27, 1996.
  4.3    First Supplemental Indenture dated as of June 1, 1996, between Collins
         & Aikman Products Co., Collins & Aikman Corporation and First Union
         National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation's Report on
         Form 10-Q for the fiscal quarter ended April 27, 1996.
  4.4    Credit Agreement, dated as of May 28, 1998, among Collins & Aikman
         Products Co., as Borrower, Collins & Aikman Canada, Inc. and Collins &
         Aikman Plastics, Ltd., as Canadian Borrowers, Collins & Aikman
         Corporation, as Guarantor, the lenders named therein, Bank of America
         N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as
         Administrative Agent, and The Chase Manhattan Bank of Canada, as
         Canadian Administrative Agent, is hereby incorporated by reference to
         Exhibit 4.4 of Collins & Aikman Corporation's Report on Form 10-Q for
         the fiscal quarter ended June 27, 1998.
  4.5    Waiver dated as of October 27, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins &
         Aikman Canada, Inc. and Collins & Aikman Plastics, Ltd., as Canadian
         Borrowers, Collins & Aikman Corporation, as Guarantor, the Lender
         Parties thereto, Bank of America, N.T.S.A., as Documentation Agent,
         The Chase Manhattan Bank, as Administrative Agent, and The Chase
         Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman
         Corporation's Report on Form 10-Q for the fiscal quarter ended
         September 26, 1998.
  4.6    Waiver dated as of December 22, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins &
         Aikman Canada, Inc. and Collins & Aikman Corporation, as Guarantor,
         the Lender Parties thereto, Bank of America, N.T.S.A., as
         Documentation Agent, The Chase Manhattan Bank, as Administrative
         Agent, and The Chase Manhattan Bank of Canada, as Canadian
         Administrative Agent is hereby incorporated by reference to Exhibit
         4.6 of Collins & Aikman Corporation's Report on Form 10-K for the year ended December 26, 1998.
  4.7    Amendment and Waiver dated as of March 8, 1999, among Collins & Aikman
         Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics
         Ltd., Collins & Aikman Corporation, as Guarantor, the Lender Parties
         thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase
         Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank
         of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.7 of Collins & Aikman Corporation's Report on
         Form 10-K for the year ended December 26, 1998.
  4.8    Tranche C Term Loan Supplement dated as of May 12, 1999 to the Credit
         Agreement dated as of May 28, 1998 among Collins & Aikman Products
         Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics, Ltd.,
         Collins & Aikman Corporation, the Financial Institutions parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase
         Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank
         of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation's Report on
         Form 10-Q for the fiscal quarter ended June 26, 1999.
  4.9    Indenture dated as of June 28, 1994, between JPS Automotive Products
         Corp., as Issuer, JPS Automotive L.P., as Guarantor and Shawmut Bank
         Connecticut, N.A., as Trustee, is hereby incorporated by reference to
         Exhibit 4.2 of JPS Automotive Corp.'s Registration Statement on Form
         S-1, Registration No. 33-75510.
 4.10    First Supplemental Indenture, dated as of October 5, 1994, between JPS
         Automotive Products Corp. and JPS Automotive L.P., as Co-Obligors, and
         Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.'s and JPS Automotive
         Products Corp.'s Report on Form 10-Q for the fiscal quarter ended
         October 2, 1994.

 Exhibit
 Number                                Description
         Collins & Aikman Corporation agrees to furnish to the Commission upon request in accordance with Item 601 (b)(4) (iii) (A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins & Aikman Corporation or any of its subsidiaries, which debt does not exceed 10% of the total assets of Collins & Aikman
         Corporation and its subsidiaries on a consolidated basis.
  10.1   Amended and Restated Stockholders Agreement dated as of June 29, 1994 among the Company, Collins & Aikman Group, Inc., Blackstone Capital
         Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman
         Corporation's Report on Form 10-K for the fiscal year ended January
         28, 1995.
  10.2   Employment Agreement dated as of July 18, 1990 between Wickes
         Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.'s Report on Form
         10-K for the fiscal year ended January 26, 1991.*
  10.3   Employment Agreement dated as of July 22, 1992 between Collins &
         Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation's
         Report on Form 10-K for the fiscal year ended January 30, 1993.*
  10.4   First Amendment to Employment Agreement dated as of February 24, 1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman
         Holdings Corporation's Registration Statement on Form S-2
         (Registration No. 33-53179) filed April 19, 1994.*
  10.5   Second Amendment, dated as of October 3, 1996, to the Employment
         Agreement, dated as of July 22, 1992, as amended, between Collins &
         Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation's Report on
         Form 10-Q for the fiscal quarter ended October 26, 1996.*
  10.6   Third Amendment dated as of August 1, 1997, to the Employment
         Agreement dated as of July 22, 1992, as amended, between the
         Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.35 of Collins & Aikman Corporation's Report on
         Form 10-Q for the fiscal quarter ended September 27, 1997.*
  10.7   Letter Agreement dated March 23, 1999 with an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman
         Corporation's Report on Form 10-K for the fiscal year ended December
         26, 1998.*
  10.8   Amended and Restated Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Collins & Aikman Corporation's
         Report on Form 10-K for the fiscal year ended December 26, 1998.*
  10.9   Employment Agreement dated as of January 20, 1999 between Collins &
         Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation's Form 10-K
         for the fiscal year ended December 26, 1998.*
 10.10   Employment Agreement dated as of April 22, 1999 between Collins &
         Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation's Report on
         Form 10-Q for the fiscal quarter ended March 27, 1999.*
 10.11   Letter agreement dated as of May 12, 1999 with an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman
         Corporation's Report on Form 10-Q for the fiscal quarter ended June
         26, 1999.*
 10.12   Collins & Aikman Corporation 1998 Executive Incentive Compensation
         Plan is hereby incorporated by reference to Exhibit 10.10 of Collins &
         Aikman Corporation's Report on Form 10-K for the fiscal year ended
         December 26, 1998.*

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

  Exhibit
  Number                               Description
  10.13   Collins & Aikman Corporation Supplemental Retirement Income Plan is
          hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation's Registration Statement on
          Form S-2 (Registration No. 33-53179) filed July 6, 1994.*
  10.13   Amendment to Collins & Aikman Corporation Supplemental Retirement
          Income Plan is hereby incorporated by reference to Exhibit 10.12 of the Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 26, 1998.*
  10.15   1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman
          Corporation's Report on Form 10-Q for the fiscal quarter ended April
          29, 1995.*
  10.16   1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins &
          Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended
          March 29, 1997.*
  10.17   1994 Directors Stock Option Plan as amended and restated is hereby incorporated by reference to Exhibit 10.15 to Collins & Aikman
          Corporation's Report on Form 10-K for the year ended December 26,
          1998.*
  10.18   Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman
          Corporation's Report on Form 10-K for the fiscal year ended
          January 28, 1995.*
  10.19   1994 Employee Stock Option Plan, as amended and restated through June
          3, 1999 is hereby incorporated by reference to Exhibit 10.2 of
          Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended June 26, 1999
  10.20   Change in control agreement dated March 17, 1998 between Collins &
          Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman Corporation's Report
          on Form 10-K for the fiscal year ended December 27, 1997.*
  10.21   Change in control agreement dated March 17, 1998 between Collins &
          Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation's Report
          on Form 10-K for the fiscal year ended December 27, 1997.*
  10.22   Change in control agreement dated March 17, 1998 between Collins &
          Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation's Report
          on Form 10-K for the fiscal year ended December 27, 1997.*
  10.23   Change in control agreement dated March 17, 1998 between Collins &
          Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation's Report
          on Form 10-K for the fiscal year ended December 27, 1997.*
  10.24   Change in control agreement dated March 17, 1998 between Collins &
          Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's report on Form 10-Q for the fiscal quarter ended March 28, 1998.*
  10.25   Change in control agreement dated August 9, 1999 between Collins &
          Aikman Corporation and an executive officer.*
  10.26   Change in control agreement dated March 17, 1998 between Collins &
          Aikman Corporation and an executive officer.*
  10.27   Change in control agreement dated March 17 ,1998 between Collins &
          Aikman Corporation and an executive officer.*
  10.28   Change in control agreement dated July 26, 1999 between Collins &
          Aikman Corporation and an executive officer.*

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

 Exhibit
 Number                                Description
 10.29   Change in control agreement dated March 17, 1998 between Collins &
         Aikman Corporation and an executive officer.*
 10.30   Employment Agreement dated October 1, 1999 between Collins & Aikman
         Products Co. and an executive officer.*
 10.31   Severance Benefit Agreement dated July 26, 1999 between Collins &
         Aikman Corporation and an executive officer.*
 10.32   Severance Benefit Agreement dated August 9, 1999 between Collins &
         Aikman Corporation and an executive officer.*
 10.33   Letter agreement dated December 17, 1999 between Collins & Aikman
         Corporation and an executive officer.*
 10.34   Lease, executed as of the 1st day of June 1987, between Dura
         Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman
         Holdings Corporation's Registration Statement on Form S-2
         (Registration No. 33-53179) filed July 6, 1994.
 10.35   Amended and Restated Receivables Sale Agreement dated as of March 30,
         1995 among Collins & Aikman Products Co., Ack-Ti-Lining, Inc., WCA
         Canada Inc., Imperial Wallcoverings, Inc., The Akro Corporation, Dura
         Convertible Systems Inc., each of the other subsidiaries of
         Collins & Aikman Products Co. from time to time parties thereto and
         Carcorp, Inc. is hereby incorporated by reference to Exhibit 10.18 of
         Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.
 10.36   Servicing Agreement, dated as of March 30, 1995, among Carcorp, Inc.,
         Collins & Aikman Products Co., as Master Servicer, each of the subsidiaries of Collins & Aikman Products Co. from time to time parties thereto and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation's Report
         on Form 10-K to the fiscal year ended January 28, 1995.
 10.37   Pooling Agreement, dated as of March 30, 1995, among Carcorp, Inc.,
         Collins & Aikman Products Co., as Master Servicer and Chemical Bank,
         as Trustee, is hereby incorporated by reference to Exhibit 10.20 of
         Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.
 10.38   Series 1995-1 Supplement, dated as of March 30, 1995, among Carcorp,
         Inc., Collins & Aikman Products Co., as Master Servicer and Chemical
         Bank, as Trustee, is hereby incorporated by reference to Exhibit 10.21 of Collins & Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.
 10.39   Series 1995-2 Supplement, dated as of March 30, 1995, among Carcorp,
         Inc., Collins & Aikman Products Co., as Master Servicer, the Initial
         Purchasers parties thereto, Societe Generale, as Agent for the
         Purchasers and Chemical Bank, as Trustee is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's Report on
         Form 10-K to the fiscal year ended January 28, 1995.
 10.40   Amendment No. 1, dated September 5, 1995, among Carcorp, Inc., as
         Company, Collins & Aikman Products Co., as Master Servicer, and
         Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March
         30, 1995, among the Company, the Master Servicer and Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman
         Corporation's Report on Form 10-Q for the fiscal quarter ended July
         29, 1995.
 10.41   Amendment No. 2, dated October 25, 1995, among Carcorp, Inc., as
         Company, Collins & Aikman Products Co., as Master Servicer, and
         Chemical Bank, as Trustee, to the Pooling Agreement, dated as of March
         30, 1995, among the Company, the Master Servicer and the Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman
         Corporation's Report on Form 10-Q for the fiscal quarter ended October
         28, 1995.

--------
* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14 (c) of this report.

 Exhibit
 Number                                Description
 10.42   Amendment No. 1, dated February 29, 1996, to the Series 1995-1
         Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins &
         Aikman Products Co., as Master Servicer, and Chemical Bank, as
         Trustee, is hereby incorporated by reference to Exhibit 10.20 of
         Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.
 10.43   Amendment No. 1, dated February 29, 1996, to the Series 1995-2
         Supplement, dated as of March 30, 1995, among Carcorp, Inc., Collins &
         Aikman Products Co., as Master Servicer, Societe Generale, as agent, and Chemical Bank, as Trustee, is hereby incorporated by reference to
         Exhibit 10.21 of Collins & Aikman Corporation's Report on Form 10-K
         for the fiscal year ended January 27, 1996.
 10.44   Receivables Transfer Agreement dated December 27, 1999, among Carcorp,
         Inc. as Transferor, Collins & Aikman Products Co. as Guarantor and as
         Collection Agent, Park Avenue Receivables Corporation and Redwood
         Receivables Corporation,, as Initial Purchasers, The Several Financial
         Institutions Party Hereto from time to time, as Liquidity Banks, The
         Several Agent Banks Party Hereto from time to time, as Funding Agents and The Chase Manhattan Bank, as Administrative Agent.
 10.45   Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and Collins
         & Aikman Products Co. is hereby incorporated by reference to Exhibit
         10.27 of Collins & Aikman Corporation's Report on Form 10-Q for the
         fiscal quarter ended October 29, 1994.
 10.46   Equity Purchase Agreement by and among JPSGP, Inc., Foamex--JPS
         Automotive L.P. and Collins & Aikman Products Co. dated August 28,
         1996 is hereby incorporated by reference to Exhibit 2.1 of Collins &
         Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended
         July 27, 1996.
 10.47   Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc.,
         Foamex--JPS Automotive L.P., Foamex International Inc. and Collins &
         Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman
         Corporation's Current Report on Form 8-K dated December 10, 1996.
 10.48   Equity Purchase Agreement by and among Seiren U.S.A. Corporation,
         Seiren Automotive Textile Corporation, Seiren Co., Ltd. and Collins &
         Aikman Products Co. dated December 11, 1996, is hereby incorporated by reference to Exhibit 2.3 of Collins & Aikman Corporation's Current
         Report on Form 8-K dated December 10, 1996.
 10.49   Acquisition Agreement between Perstorp A.B. and Collins & Aikman
         Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation's Current
         Report on Form 8-K dated December 10, 1996.
 10.50   Agreement among Perstorp A.B., Perstorp GmbH, Perstorp Biotec A.B. and
         Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins & Aikman
         Corporation's current report on Form 8-K dated December 10, 1996.
 10.51   Settlement and Amendment Agreement dated as of December 16, 1997 by and among Collins & Aikman Products Co., Perstorp A.B., Perstorp GmbH,
         Collins & Aikman Holding A.B., Collins & Aikman Automotive Systems
         GmbH, Collins & Aikman Automotive Systems N.V., Collins & Aikman
         Automotive Systems A.B. and Perstorp Components GmbH and related
         Letter Amendment Agreement is hereby incorporated by reference to
         Exhibit 10.38 of Collins & Aikman Corporation's Report or Form 10-Q
         for the fiscal quarter ended September 26, 1998.
 10.52   Acquisition Agreement dated as of December 9, 1996 among Collins &
         Aikman Products Co., Collins & Aikman Floor Coverings Group, Inc.,
         Collins & Aikman Floor Coverings, Inc., CAF Holdings, Inc., and CAF
         Acquisition Corp. is hereby incorporated by reference to Exhibit 2.7 of Collins & Aikman Corporation's Current Report on Form 8-K dated
         December 10, 1996.
 10.53   Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products Co., Joan Fabrics Corporation and MC
         Group Acquisition Company L.L.C., is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Report on Form 10-Q
         for the fiscal quarter ended March 29, 1997.

 Exhibit
 Number                                Description
 10.54   Asset Purchase Agreement dated as of June 30, 1997 by and between JPS
         Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.'s and
         JPS Automotive Products Corp.'s Current Report on Form 8-K dated July
         24, 1997.
 10.55   Closing Agreement dated July 24, 1997 between JPS Automotive L.P.,
         Safety Components International, Inc. and Safety Components Fabric
         Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s Current
         Report on Form 8-K dated July 24, 1997.
 10.56   Amended and Restated Acquisition Agreement dated as of November 4,
         1997 and amended and restated as of March 9, 1998, among Collins &
         Aikman Products Co., Imperial Wallcoverings Inc. and BDPI Holdings
         Corporation is hereby incorporated by reference to Exhibit 2.4 of
         Collins & Aikman Corporation's Report on Form 10-K for the fiscal year ended December 27, 1997.
    21   Subsidiaries of the Registrant.
    23   Consent of Arthur Andersen LLP.
    27   Financial Data Schedule.
    99   Voting Agreement between Blackstone Capital Partners L.P. and
         Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings
         Corporation's Registration Statement on Form S-2 (Registration No. 33-
         53179) filed June 27, 1994.

     (b) Reports on Form 8-K

   During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed no reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2000.

                                              COLLINS & AIKMAN CORPORATION

                                          By: /s/  Thomas E. Evans
                                            -------------------------------
                                                      Thomas E. Evans
                                                  Chairman of the Board of
                                                         Directors

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Thomas E. Evans           Chairman of the Board of     March 22, 2000
______________________________________  Directors and Chief
           Thomas E. Evans              Executive Officer
                                        (Principal Executive
                                        Officer)

          /s/ Rajesh K. Shah           Executive Vice President     March 22, 2000
______________________________________  and Chief Financial
            Rajesh K. Shah              Officer (Principal
                                        Financial and Accounting
                                        Officer)

         /s/ Bruce R. Barnes           Director                     March 22, 2000
______________________________________
           Bruce R. Barnes

         /s/ Robert C. Clark           Director                     March 22, 2000
______________________________________
           Robert C. Clark

         /s/ Marc S. Goldberg          Director                     March 22, 2000
______________________________________
           Marc S. Goldberg

        /s/ Richard C. Lappin          Director                     March 22, 2000
______________________________________
          Richard C. Lappin

      /s/ George L. Majoros, Jr.       Director                     March 22, 2000
______________________________________
        George L. Majoros, Jr.

______________________________________ Director                     March 22, 2000
           James J. Mossman

         /s/ Warren B. Rudman          Director                     March 22, 2000
______________________________________
           Warren B. Rudman

         /s/ Neil P. Simpkins          Director                     March 22, 2000
______________________________________
           Neil P. Simpkins

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Collins & Aikman Corporation:

   We have audited the accompanying consolidated balance sheets of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, cash flows, and common stockholders' deficit for each of the three fiscal years in the period ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Corporation and subsidiaries as of December 25, 1999, and December 26, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 1999, in conformity with generally accepted accounting principles in the United States.

   As explained in Note 4 to the consolidated financial statements, effective December 27, 1998, the Company changed its method of accounting for start-up costs and organization costs in accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities."

                                                Arthur Andersen LLP

Charlotte, North Carolina,
March 1, 2000

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)


                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 25, December 26, December 27,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Net sales..............................   $1,898,597   $1,825,469   $1,629,332
Cost of goods sold.....................    1,613,880    1,577,244    1,396,172
                                          ----------   ----------   ----------
Gross profit...........................      284,717      248,225      233,160
Selling, general and administrative
 expenses..............................      152,807      149,747      126,050
Restructuring charge and impairment of
 long-lived assets.....................       33,391          --        22,600
                                          ----------   ----------   ----------
Operating income.......................       98,519       98,478       84,510
Interest expense, net of interest
 income of $2,452, $3,725 and $5,685...       92,045       82,004       77,581
Loss on sale of receivables............        5,356        6,066        4,700
Other expense (income).................        2,237        5,215         (678)
                                          ----------   ----------   ----------
Income (loss) from continuing
 operations before income taxes........       (1,119)       5,193        2,907
Income tax expense.....................          246        5,284       12,998
                                          ----------   ----------   ----------
Loss from continuing operations........       (1,365)         (91)     (10,091)
Income from discontinued operations,
 net of income
 taxes of $2,835.......................          --           --         4,306
Gain on sale of discontinued
 operations, net of income
 taxes of $85,358......................          --           --       161,741
                                          ----------   ----------   ----------
Income (loss) before extraordinary loss
 and cumulative effect of change in
 accounting principle..................       (1,365)         (91)     155,956
Extraordinary loss from debt
 extinguishment, net of income taxes
 of $2,482 and $443....................          --        (3,724)        (721)
Cumulative effect of a change in
 accounting principle, net
 of income taxes of $5,083.............       (8,850)         --           --
                                          ----------   ----------   ----------
Net income (loss)......................   $  (10,215)  $   (3,815)  $  155,235
                                          ==========   ==========   ==========
Net income (loss) per basic and diluted
 common share:
 Continuing operations.................   $    (0.02)  $      --    $    (0.15)
 Discontinued operations...............          --           --          0.06
 Gain on sale of discontinued
  operations...........................          --           --          2.44
 Extraordinary loss....................          --         (0.06)       (0.01)
 Cumulative effect of a change in
  accounting principle.................        (0.14)         --           --
                                          ----------   ----------   ----------
 Net income (loss).....................   $    (0.16)  $    (0.06)  $     2.34
                                          ==========   ==========   ==========
Average common shares outstanding:
 Basic and diluted.....................       61,952       64,348       66,337
                                          ==========   ==========   ==========

  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                     December 25, December 26,
                                                         1999         1998
                                                     ------------ ------------
ASSETS
Current Assets:
 Cash and cash equivalents..........................  $   13,980   $   23,755
 Accounts and other receivables, net of allowances
  of $8,557 and $7,228..............................     233,819      237,645
 Inventories........................................     132,625      152,840
 Other..............................................      84,942       86,445
                                                      ----------   ----------
  Total current assets..............................     465,366      500,685
Property, plant and equipment, net..................     443,526      447,121
Deferred tax assets.................................      86,235       70,632
Goodwill, net.......................................     256,362      264,138
Other assets........................................      97,401       99,635
                                                      ----------   ----------
                                                      $1,348,890   $1,382,211
                                                      ==========   ==========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
 Short-term borrowings..............................  $    3,088   $   10,954
 Current maturities of long-term debt...............      27,992       19,942
 Accounts payable...................................     198,466      169,808
 Accrued expenses...................................     132,709      143,302
                                                      ----------   ----------
  Total current liabilities.........................     362,255      344,006
Long-term debt......................................     884,550      846,107
Other, including post-retirement benefit
 obligation.........................................     253,206      271,869
Commitments and contingencies.......................
Common stock (150,000 shares authorized, 70,521
 shares issued and 61,904 shares outstanding at
 December 25, 1999 and 150,000 shares authorized,
 70,521 shares
 issued and 62,182 shares outstanding at December
 26, 1998)..........................................         705          705
Other paid-in capital...............................     585,484      585,401
Accumulated deficit.................................    (641,117)    (580,666)
Accumulated other comprehensive loss................     (33,260)     (23,427)
Treasury stock, at cost (8,617 shares at December
 25, 1999 and 8,339 shares at December 26, 1998)....     (62,933)     (61,784)
                                                      ----------   ----------
  Total common stockholders' deficit................    (151,121)     (79,771)
                                                      ----------   ----------
                                                      $1,348,890   $1,382,211
                                                      ==========   ==========

  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                     Fiscal Year Ended
                                           --------------------------------------
                                           December 25, December 26, December 27,
                                               1999         1998         1997
                                           ------------ ------------ ------------
OPERATING ACTIVITIES
Loss from continuing operations..........    $ (1,365)    $    (91)   $ (10,091)
Adjustments to derive cash flow from
 continuing operating activities:
 Impairment of long lived assets.........      13,361          --        22,600
 Deferred income tax expense (benefit)...      (6,800)      (7,233)       4,252
 Depreciation and leasehold
  amortization...........................      58,230       52,608       42,712
 Goodwill amortization...................       7,023        7,023        6,669
 Amortization of other assets............       6,221        7,443        9,459
 Decrease (increase) in accounts and
  other receivables......................       1,826       (5,980)      35,819
 Decrease (increase) in inventories......      20,215       (4,841)      (8,078)
 Increase (decrease) in interest
  payable................................         946       (2,629)        (520)
 Increase (decrease) in accounts
  payable................................      28,658       10,031       (4,126)
 Other, net..............................     (33,252)     (42,466)       5,713
                                             --------     --------    ---------
  Net cash provided by continuing
   operating activities..................      95,063       13,865      104,409
                                             --------     --------    ---------
Cash used in Wallcoverings,
 Floorcoverings, Airbag and the
 Mastercraft Group discontinued
 operations..............................         --       (15,052)      (4,719)
Cash used in other discontinued
 operations..............................     (16,770)     (14,043)     (12,252)
                                             --------     --------    ---------
  Net cash used in discontinued
   operations............................     (16,770)     (29,095)     (16,971)
                                             --------     --------    ---------
INVESTING ACTIVITIES
Additions to property, plant and
 equipment...............................     (86,430)     (98,991)     (71,775)
Sales of property, plant and equipment...      10,126        7,953        5,879
Acquisitions of businesses, net of cash
 acquired................................        (425)     (25,257)       3,447
Net proceeds from disposition of
 discontinued operations.................         --        71,200      562,100
Other, net...............................       3,997       (1,239)     (99,102)
                                             --------     --------    ---------
  Net cash provided by (used in)
   investing activities..................     (72,732)     (46,334)     400,549
                                             --------     --------    ---------
FINANCING ACTIVITIES
Issuance of long-term debt...............     100,000      225,000          109
Proceeds from (reduction of)
 participating interests in accounts
 receivable, net of redemptions..........       2,000       (7,500)     (13,000)
Repayment of long-term debt..............     (20,607)    (264,480)    (256,379)
Increase (decrease) on short-term
 borrowings..............................      (7,405)      (1,358)       7,089
Net borrowings (repayments) on revolving
 credit facilities.......................     (35,293)     136,717     (194,000)
Purchases of treasury stock..............      (2,097)     (25,013)     (19,715)
Dividends paid...........................     (50,198)         --           --
Other, net...............................      (1,736)      (2,051)      (2,401)
                                             --------     --------    ---------
  Net cash provided by (used in)
   financing activities..................     (15,336)      61,315     (478,297)
                                             --------     --------    ---------
Increase (decrease) in cash and cash
 equivalents.............................      (9,775)        (249)       9,690
Cash and cash equivalents at beginning of
 year....................................      23,755       24,004       14,314
                                             --------     --------    ---------
Cash and cash equivalents at end of
 year....................................    $ 13,980     $ 23,755    $  24,004
                                             ========     ========    =========

  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT

                                 (in thousands)

                                                                      Accumulated
                                Current Year                             Other             Other
                                Comprehensive            Accumulated Comprehensive Common Paid-in   Treasury
                                Income (Loss)   Total      Deficit       Loss      Stock  Capital    Stock
                                ------------- ---------  ----------- ------------- ------ --------  --------
Balance at December 28, 1996..                $(194,578)  $(729,315)   $(30,963)    $705  $585,207  $(20,212)
Comprehensive income:
 Net income...................    $ 155,235     155,235     155,235         --       --        --        --
 Other comprehensive income,
  net of tax:
  Foreign currency translation
   adjustments................       (8,325)     (8,325)        --       (8,325)     --        --        --
  Pension equity adjustment...         (535)       (535)        --         (535)     --        --        --
                                  ---------
                                  $ 146,375
                                  =========
Compensation expense..........                      683         --          --       --        683       --
Purchase of treasury stock
 (2,245 shares)...............                  (19,715)        --          --       --        --    (19,715)
Exercise of stock options
 (373 shares).................                      385      (2,771)        --       --        --      3,156
                                              ---------   ---------    --------     ----  --------  --------
Balance at December 27, 1997..                  (66,850)   (576,851)    (39,823)     705   585,890   (36,771)
Comprehensive income:
 Net loss.....................    $  (3,815)     (3,815)     (3,815)        --       --        --        --
 Other comprehensive income,
  net of tax:
  Foreign currency translation
   adjustments................        7,569       7,569         --        7,569      --        --        --
  Pension equity adjustment...        8,827       8,827         --        8,827      --        --        --
                                  ---------
                                   $ 12,581
                                  =========
Compensation expense..........                     (489)        --          --       --       (489)      --
Purchase of treasury stock
 (3,669 shares)...............                  (25,013)        --          --       --        --    (25,013)
                                              ---------   ---------    --------     ----  --------  --------
Balance at December 26, 1998..                  (79,771)   (580,666)    (23,427)     705   585,401   (61,784)
Comprehensive income:
 Net loss.....................    $ (10,215)    (10,215)    (10,215)        --       --        --        --
 Other comprehensive income,
  net of tax:
  Foreign currency translation
   adjustments................      (10,649)    (10,649)        --      (10,649)     --        --        --
  Pension equity adjustment...          816         816         --          816      --        --        --
                                  ---------
                                  $ (20,048)
                                  =========
Compensation expense..........                      545         --          --       --        545       --
Dividends.....................                  (50,198)    (50,198)
Purchase of treasury stock
 (385 shares).................                   (2,097)        --          --       --        --    (2,097)
Exercise of stock options
 (107 shares).................                      448         (38)        --       --       (462)      948
                                              ---------   ---------    --------     ----  --------  --------
Balance at December 25, 1999..                $(151,121)  $(641,117)   $(33,260)    $705  $585,484  $(62,933)
                                              =========   =========    ========     ====  ========  ========

  The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

   Collins & Aikman Corporation (the "Company") (formerly Collins & Aikman Holdings Corporation) is a Delaware corporation. As of December 25, 1999, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners L.P. ("WP Partners") and their respective affiliates collectively own approximately 87% of the common stock of the Company.

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

   Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fiscal Year -- Fiscal 1999, 1998 and 1997 were 52-week years which ended on December 25, 1999, December 26, 1998 and December 27, 1997.

   Earnings Per Share -- Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all diluted potential common shares. Diluted potential common shares include shares which may be issued upon the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense. See
Note 24.

   Cash and Cash Equivalents -- Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

   Accounts and Other Receivables -- Accounts and other receivables consist primarily of the Company's trade receivables and the retained interest in the Receivables Facility. See Note 11. The Company has provided an allowance against uncollectible accounts.

   Inventories -- Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

   Insurance Deposits and Reserves -- Other current assets as of December 25, 1999 and December 26, 1998 included $1.2 million, which was on deposit with an insurer to cover a portion of the Company's self-insured workers' compensation, automotive and general liability insurance. The Company's reserves for these claims were determined based upon actuarial analyses and aggregated $20.4 million and $18.4 million at December 25, 1999 and December 26, 1998, respectively. Of these reserves, $5.4 million and $6.3 million were classified in accrued expenses at December 25, 1999 and December 26, 1998, respectively.

   Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives of the assets, presently ranging from 3 to 40 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

2.  Summary of Significant Accounting Policies -- (Continued)

   Long-Lived Assets -- Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. During fiscal 1999, the Company incurred a charge of $13.4 million relating to asset impairments recognized in the Reorganization (See
Note 15). During the third quarter of fiscal 1997, Collins & Aikman Plastics, Inc. ("C&A Plastics"), a wholly-owned subsidiary of the Company, incurred charges of $31.3 million for provisions for certain programs operating at a loss, inventory adjustments, certain previously deferred costs and other provisions. These charges primarily related to manufacturing inefficiencies experienced by C&A Plastics related to product launches and record demand for its products. In addition, the recoverability of C&A Plastics' assets and goodwill was evaluated and the Company determined that the carrying values of certain assets and the goodwill allocated to two of its manufacturing facilities were impaired. Accordingly, at that time the Company wrote down fixed assets by $5.1 million and the carrying value of goodwill was reduced by $17.5 million. The adjustments were determined based on management's estimate of the future cash flows generated by the assets and their values.

   Goodwill -- Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over a period of 40 years. Amortization of goodwill applicable to continuing operations was $7.0 million for fiscal 1999 and 1998 and $6.7 million for fiscal 1997. Accumulated amortization at December 25, 1999 and December 26, 1998 was $24.9 million and $17.9 million, respectively. The carrying value of goodwill at an enterprise level is reviewed periodically based on the non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. At December 25, 1999, the Company believes the recorded value of goodwill in the amount of $256.4 million is fully recoverable. See Note 3.

   Revenue Recognition -- The Company recognizes revenue from product sales when it has shipped the goods to the customer. The Company generally allows its customers the right of return only in the case of defective products. The Company provides a reserve for estimated defective product costs at the time of the sale of the products.

   Derivative Financial Instruments -- The Company utilizes derivative financial instruments to manage risks associated with foreign exchange rate and interest rate market volatility. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as the assets or liabilities are liquidated. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income (expense). The Company does not hold or issue derivative financial instruments for trading purposes. See Note 5.

   To the extent that a qualifying hedge is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are included in the basis of the underlying transaction. To the extent that the anticipated transactions are no longer likely to occur, the related hedges are closed with gains or losses charged to earnings on a current basis.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

2. Summary of Significant Accounting Policies -- (Continued)

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

   Gains and losses resulting from foreign currency transactions are recognized in other income (expense). The Company recognized a gain from foreign currency transactions of $0.5 million in fiscal 1999, and losses of $4.8 million and $1.9 million in fiscal 1998 and 1997, respectively. Recorded balances that are denominated in a currency other than the functional currency are adjusted to the functional currency using the exchange rate at the balance sheet date.

   Environmental -- The Company records an estimated loss when it is probable that an environmental liability has been incurred and the amount of the loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. The Company reviews all environmental claims from time to time and adjusts the reserves accordingly. Accruals for environmental liabilities are generally included in the consolidated balance sheet as other non-current liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.

   Newly Issued Accounting Standards -- In September 1999, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The Company is currently analyzing the impact of EITF No. 99-5.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Under SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. The Company is currently analyzing the impact of adoption of SFAS No. 133. The adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

   In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities". See Note 4.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

2. Summary of Significant Accounting Policies -- (Continued)

   In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on the accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 was adopted by the Company on December 27, 1998 and was applied to internal-use computer software costs incurred in fiscal 1999. The adoption of this standard did not have a material impact on its consolidated financial position or results of operations.

3.  Acquisitions and Joint Ventures

   On August 26, 1998, the Company acquired from a third party the remaining 50% interest in Industrias Enjema, S.A. de C.V. ("Enjema"), 50% of which was already owned by the Company's JPS Automotive L.P. subsidiary ("JPS Automotive"). The total purchase price for the acquisition was approximately $1.0 million. Enjema is a carpet systems manufacturer located in Mexico. In September 1998, JPS Automotive distributed its 50% ownership interest in Enjema to the Company. Enjema's operating assets were transferred to an existing facility in Mexico during 1999.

   On June 30, 1998, the Company acquired for approximately $4.7 million Pepers Beheer B.V., an automotive accessory floormat manufacturer located in the Netherlands, which has been renamed Collins & Aikman Automotive Floormats Europe, B.V. ("C&A Floormats Europe"). Under the terms of the purchase agreement, the Company is required to make additional contingent payments to the sellers in amounts of up to approximately $3.6 million if C&A Floormats Europe meets certain operating goals in fiscal 1998 and fiscal 1999. The Company paid into escrow approximately $0.4 million during 1999 for operating goals met in fiscal 1998, which the sellers will receive in 2000 if the Company has no claims against the escrowed funds prior to such release. The Company currently estimates that it will pay into escrow approximately $0.7 million during 2000 for operating goals met in fiscal 1999.

   On December 4, 1997, the Company entered into a joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds") to manufacture automotive interior fabrics in the United Kingdom. The Company and Courtaulds each own 50% of the joint venture. The Company's investment in the joint venture of $5.6 million at December 25, 1999 and $5.8 million at December 26, 1998 has been included in other assets in the accompanying consolidated balance sheets.

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

   On December 11, 1996, the Company acquired Perstorp's automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain (collectively referred to as "Perstorp Components") for $108 million. In addition, in December 1996, the Company and Perstorp entered into a joint venture agreement (the "Collins & Aikman/Perstorp Joint Venture") relating to Perstorp's automotive supply operations (primarily acoustical and plastic components) in Sweden, Belgium and France. During 1997, the Company finalized the purchase price for the Perstorp Components acquisition with the seller. In settlement of disputed claims by the Company against Perstorp arising from the December 1996 and August 1997 acquisitions,

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

3.  Acquisitions and Joint Ventures -- (Continued)

Perstorp transferred its 50% interest in the Collins & Aikman/Perstorp Joint Venture to the Company on December 16, 1997. Goodwill resulting from these 1996 and 1997 acquisitions is approximately $14.5 million. If the Company had acquired the Collins & Aikman/Perstorp Joint Venture at the beginning of fiscal 1997, pro forma sales, operating income and loss from continuing operations would have been $1,768.9 million, $89.5 million and $(8.2) million, respectively, in 1997.

   On December 11, 1996, the Company also acquired JPS Automotive L.P. for $220 million, consisting of approximately $195 million of indebtedness of JPS Automotive and approximately $25 million of cash. The Company also acquired the minority interest in a JPS Automotive subsidiary for $10 million. During 1997, the Company finalized the purchase price and received approximately $11.2 million from the seller as a reduction of the purchase price. The purchase price allocation related to the JPS Automotive acquisition included goodwill of approximately $105.9 million and certain reserves related to management's plans to rationalize certain acquired manufacturing facilities. See Note 15.

   The results of operations of the acquired companies are included in the Company's consolidated statements of operations for the periods in which they were owned by the Company.

   The acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of 40 years on a straight line basis. In determining the amortization period of goodwill assigned to these acquisitions, management assessed the impact on the Company's ability to strategically position itself with the long term trends in the design and manufacture of automotive products. The trends that management has identified include, but are not limited to, increased use of plastic components, the increased sourcing of interior systems and automotive manufacturers' movement to fewer suppliers and to suppliers with engineering and design capabilities. The Company anticipates the reduction in the supply chain may result in integration whereby the complete interior of an automobile will be co-designed and developed with fewer suppliers who will manufacture and deliver required components. The Company anticipates these capabilities will be essential to its long term strategic positioning as a key supplier within the automotive industry and with its customers.

4.  Change in Accounting Principle

   In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities". SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The Company adopted SOP 98-5 on December 27, 1998. The initial impact of adopting SOP 98-5 resulted in a charge of approximately $8.9 million, net of income taxes of $5.1 million, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the fiscal year ended December 25, 1999.

5.  Interest Rate And Foreign Currency Protection Programs

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

   The effect of the above interest rate protection agreements and similar agreements which expired in prior years on the operating results of the Company was to decrease interest expense by $0.2 million, $0.3 million and $0.1 million in fiscal 1999, 1998 and 1997, respectively.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

5.  Interest Rate And Foreign Currency Protection Programs -- (Continued)

   The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 2000. These contracts, which aggregated a U.S. dollar equivalent of $95.6 million at December 25, 1999, are to manage the currency volatility associated with purchase transactions. The fair value of these contracts approximated the contract value at December 25, 1999.

   During 1999 and 1998, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. The premiums associated with these contracts are amortized over the contracts' terms which are one year or less. The total notional amount purchased was $130.4 million with associated premiums of $2.2 million. The total notional amount outstanding at December 25, 1999 was $45.0 million.

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

6.  Inventories

Inventory balances are summarized below (in thousands):

                                                       December 25, December 26,
                                                           1999         1998
                                                       ------------ ------------
      Raw materials...................................   $ 69,182     $ 79,285
      Work in process.................................     27,073       32,408
      Finished goods..................................     36,370       41,147
                                                         --------     --------
                                                         $132,625     $152,840
                                                         ========     ========

7.  Other Current Assets

Other current asset balances are summarized below (in thousands):

                                                       December 25, December 26,
                                                           1999         1998
                                                       ------------ ------------
      Deferred tax assets.............................   $23,868      $30,027
      Prepaid tooling and molds.......................    27,361       27,011
      Other...........................................    33,713       29,407
                                                         -------      -------
                                                         $84,942      $86,445
                                                         =======      =======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

8.  Property, Plant and Equipment, Net

   Property, plant and equipment, net, are summarized below (in thousands):

                                                     December 25, December 26,
                                                         1999         1998
                                                     ------------ ------------
      Land and improvements.........................   $ 19,827     $ 25,260
      Buildings.....................................    156,261      146,577
      Machinery and equipment.......................    551,288      481,532
      Leasehold improvements........................      5,749        1,171
      Construction in progress......................     29,340       53,673
                                                       --------     --------
                                                        762,465      708,213
      Less accumulated depreciation and
       amortization.................................   (318,939)    (261,092)
                                                       --------     --------
                                                       $443,526     $447,121
                                                       ========     ========

   Depreciation and leasehold amortization of property, plant and equipment applicable to continuing operations was $58.2 million, $52.6 million, and $42.7 million for fiscal 1999, 1998 and 1997, respectively.

9.  Accrued Expenses

   Accrued expenses are summarized below (in thousands):

                                                       December 25, December 26,
                                                           1999         1998
                                                       ------------ ------------
      Payroll and employee benefits...................   $ 41,362     $ 46,733
      Interest........................................     13,582       12,636
      Insurance.......................................     18,246       13,351
      Restructuring reserves..........................     13,518        1,940
      Other...........................................     46,001       68,642
                                                         --------     --------
                                                         $132,709     $143,302
                                                         ========     ========

10.  Long-Term Debt

   Long-term debt is summarized below (in thousands):

                                                      December 25, December 26,
                                                          1999         1998
                                                      ------------ ------------
Bank Credit Facilities:
 Revolving Credit Facility, including $43.6 million
  by the Canadian Borrowers at December 25, 1999 and
  $57.4 million at December 26, 1998.................  $ 111,621     $143,878
 Term Loan A Facility................................     85,000      100,000
 Term Loan B Facility................................    122,000      125,000
 Term Loan C Facility................................    100,000           --
Public Indebtedness:
 11 1/2% Senior Subordinated Notes...................    400,000      400,000
 JPS Automotive 11 1/8% Senior Notes, including
  premiums of $1.3 million
  and $2.2 million, respectively.....................     87,370       88,247
Other................................................      6,551        8,924
                                                       ---------     --------
Total debt...........................................    912,542      866,049
Less current maturities..............................    (27,992)     (19,942)
                                                       ---------     --------
                                                       $ 884,550     $846,107
                                                       =========     ========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

10.  Long-Term Debt -- (Continued)

Bank Credit Facilities

   On May 28, 1998, the Company entered, through C&A Products, into new credit facilities consisting of: (i) a senior secured term loan facility in the amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility and Term Loan C Facility, as hereinafter defined, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities include a provision for a Term Loan C credit facility (the "Term Loan C Facility") of up to $150 million. On May 13, 1999, the Company closed on the Term Loan C Facility in the principal amount of $100 million. The Term Loan C Facility is payable in quarterly installments beginning in December 1999 through final maturity in December 2005. The Company used approximately $44 million of the proceeds from the Term Loan C Facility to pay a special dividend to shareholders on May 28, 1999. See Note 16. The remaining proceeds were used to repay amounts outstanding on the Revolving Credit Facility and for general corporate purposes.

   The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities. Effective March 8, 1999, the Company, in view of the decreased sales of automotive fabrics and the General Motors strike in 1998, obtained an amendment to the Credit Agreement Facilities primarily to modify the covenants relating to interest coverage and leverage ratios. The amendment resulted generally in an increase in the interest rates charged under the Credit Agreement Facilities. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign, or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company (i) in any fiscal year in an aggregate amount up to $12 million and (ii) if certain financial ratios are satisfied for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company cumulative consolidated net income for that period and, in addition, is permitted to pay dividends and repurchase shares in amounts representing net proceeds from the sale of the Company's Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings"). The Company's ability to pay dividends is also restricted by the indenture governing the Subordinated Notes discussed below. The Company's obligations under the Credit Agreement Facilities are secured by a pledge of stock of C&A Products and its significant subsidiaries and certain intercompany indebtedness.

   Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges) were 2.25% in the case of the LIBOR/BA Margin and 1.25% in the case of the ABR/Canadian Prime Rate Margin on December 25, 1999. Canadian-dollar

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

10.  Long-Term Debt -- (Continued)

denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 1.75% and 2.75%, respectively, at December 25, 1999. Indebtness under the Term Loan C Facility bears interest at a per annum rate equal to LIBOR plus 3.25% or Chase's Alternate Base Rate plus 2.25%. The weighted average rate of interest on the Credit Agreement Facilities at December 25, 1999 was 8.67%.

Public Indebtedness

   In June 1996, the Company's wholly-owned subsidiary, C&A Products, issued at face value $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the Company. The Company used approximately $356.8 million of the total net proceeds of $387.0 million to repay $348.2 million principal amount of outstanding bank borrowings plus accrued interest on such borrowings and related fees and expenses and used the remainder for general corporate purposes. The indenture governing the Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount. The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate, dividends to stockholders of the Company or stock repurchases in the amount of the net proceeds from the sale of Wallcoverings and dividends to the Company to permit it to pay its operating and administrative expenses. The Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during 2000. However, the Company expects all of its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture.

   As of the JPS Automotive acquisition date, $180 million principal amount of JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") were outstanding. Of this amount, $68 million had been purchased by the Company in the open market and were subsequently contributed to or repurchased by JPS Automotive. The remaining $112 million face value of JPS Automotive Senior Notes were recorded at a market value of $117.2 million on the date of the acquisition. Through retirements of the JPS Automotive Senior Notes primarily during 1997 and 1998, the Company reduced the outstanding face value to $86.1 million at December 25, 1999. The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately following the closing of the JPS Automotive Acquisition and as of December 25, 1999. The JPS Automotive Restricted Payments Tests

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

10.  Long-Term Debt -- (Continued)

are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

   At December 25, 1999, the scheduled annual maturities of long-term debt are as follows (in thousands):

       Fiscal Year Ending
       ------------------
       December 2000.................................................. $  27,992
       December 2001..................................................   116,435
       December 2002..................................................    32,860
       December 2003..................................................    28,278
       December 2004..................................................   165,446
       Later Years....................................................   541,531
                                                                       ---------
                                                                       $ 912,542
                                                                       =========

   Total interest paid by the Company on all indebtedness was $91.9 million, $86.6 million and $93.0 million for fiscal 1999, 1998 and 1997, respectively.

11.  Receivables Facility

   On March 31, 1995, C&A Products entered, through a trust formed by Carcorp, Inc., ("Carcorp"), a wholly-owned, bankruptcy remote subsidiary of C&A Products, into a receivables facility (the "Receivables Facility"), comprised of (i) term certificates, which were issued on March 31, 1995 in an aggregate face amount of $110 million having a term of five years and (ii) variable funding certificates, which represented revolving commitments of up to an aggregate of $75 million having a term of five years. Carcorp purchased on a revolving basis and transferred to the Trust virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada. The certificates represented the right to receive payments generated by the receivables held by the Trust.

   Availability under the variable funding certificates at any time depended primarily on the amount of receivables generated by the Sellers from sales to the automotive industry, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). Based on these criteria, at December 25, 1999 the maximum amount available under the variable funding certificates was $66.5 million, of which $0.1 million was not utilized.

   The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due on the certificates, were used to purchase new receivables from the Sellers. Collections on receivables were deemed to remain in trust if at any time the facility does not contain sufficient eligible receivables to support the outstanding certificates.

   The weighted average interest rate on the sold interests under the Receivables Facility at December 25, 1999 was 6.4%. Under the Receivables Facility, the term certificates bore interest at an average rate equal to one month LIBOR plus .34% annum and the variable funding certificates bore interest, at Carcorp's option, at LIBOR plus .40% per annum or a prime rate.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

11.  Receivables Facility -- (Continued)

   In connection with the receivables sales, losses of $5.4 million, $6.1 million, and $4.7 million were incurred for continuing operations in fiscal 1999, 1998, and 1997 respectively.

   As of December 25, 1999 and December 26, 1998, Carcorp's total receivables pool was $214.8 million and $202.4 million, respectively. As of December 25, 1999 and December 26, 1998, the holders of term certificates and variable funding certificates collectively had invested $116.5 million and $114.5 million, respectively, to purchase an undivided senior interest (net of settlements in transit) in the Trust's receivables pool and, accordingly, such receivables were not reflected in the Company's accounts and other receivables balances as of those dates.

   On December 27, 1999, the Company entered into a new receivables facility (the "New Receivables Facility"), replacing the Receivables Facility. The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp remains the purchaser of the Sellers' trade receivables, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. Availability under the New Receivables Facility at any time depends primarily on the amount of receivables generated by the Sellers and the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually for up to five years.

   The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending upon criteria similar to those in the Receivables Facility. On December 27, 1999, the Company funded $120 million through the New Receivables Facility, leaving approximately $12 million available, but unutilized. The interest rate on sold interests is equal to the rate paid by the conduits to the holders of the commercial paper plus a margin of .70% and dealer fees of .05% (6.66% at inception). In addition, the Company pays .25% on the unused committed portion of the facility. The New Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $40 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and change in credit and collection practices) customary for facilities of this type. The commitments under the New Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

12.  Lease Commitments

   The Company is the lessee under various long-term operating leases for land and buildings for periods up to forty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to ten years.

   The Company maintains a master equipment lease arrangement with a bank. The Company made lease payments under this arrangement related to continuing operations of approximately $5.8 million, $5.4 million and $5.6 million for fiscal 1999, 1998 and 1997, respectively. The Company has a purchase option on the equipment at the end of the lease term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating. The Company may sell and lease back additional equipment in the future under the same master lease agreement, subject to the lessor's approval.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

12.  Lease Commitments -- (Continued)

   At December 25, 1999, future minimum lease payments under operating leases for continuing operations are as follows (in thousands):

       Fiscal Year Ending
       ------------------
       December 2000.................................... $18,243
       December 2001....................................  14,714
       December 2002....................................  11,935
       December 2003....................................   8,787
       December 2004....................................   6,694
       Later Years......................................   8,107
                                                         -------
                                                         $68,480
                                                         =======


   Rental expense of continuing operations under operating leases was $21.5 million, $17.3 million, and $15.4 million for fiscal 1999, 1998 and 1997, respectively. Obligations under capital leases are not significant.

13.  Employee Benefit Plans

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

13.  Employee Benefit Plans -- (Continued)

   The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company's consolidated balance sheets at December 25, 1999 and December 26, 1998 (in thousands):

                                Pension Benefits       Postretirement Benefits
                            ------------------------- -------------------------
                                Fiscal Year Ended         Fiscal Year Ended
                            December 25, December 26, December 25, December 26,
                                1999         1998         1999         1998
                            ------------ ------------ ------------ ------------
Change in benefit
 obligation:
Benefit obligation at
 beginning of year........    $166,153     $158,605     $ 65,955     $ 77,500
Service cost..............       9,084        8,713        1,552        1,611
Interest cost.............      10,946       10,709        4,262        4,589
Amendments................       1,059        1,719          --           (60)
Actuarial loss (gain).....      (5,617)      12,592      (10,844)      (3,925)
Employee contributions....         --           --           865          995
Discontinued operations,
 including effect of
 disposition..............         --        (7,960)         --        (9,729)
Benefits paid.............     (11,603)     (16,175)      (4,911)      (5,026)
Currency adjustment.......         518       (2,050)         592          --
                              --------     --------     --------     --------
Benefit obligation at end
 of year..................    $170,540     $166,153     $ 57,471     $ 65,955
                              ========     ========     ========     ========
Change in plan assets:
Fair value of plan assets
 at beginning of year.....    $144,221     $136,126     $    --      $    --
Actual return on plan
 assets...................      21,202       17,504          --           --
Employer contributions....       4,740       16,368        4,046        4,031
Employee contributions....         --           --           865          995
Discontinued operations,
 including effect of
 disposition..............         --        (8,073)         --           --
Benefits paid.............     (11,603)     (16,175)      (4,911)      (5,026)
Currency adjustment.......         696       (1,529)         --           --
                              --------     --------     --------     --------
Fair value of plan assets
 at end of year...........    $159,256     $144,221     $    --      $    --
                              ========     ========     ========     ========
Reconciliation of funded
 status to net amount
 recognized:
Funded status.............    $(11,284)    $(21,932)    $(57,471)    $(65,955)
Unrecognized net loss
 (gain)...................       7,934       22,995      (20,548)     (10,306)
Unrecognized prior service
 cost (gain)..............       2,478        1,324       (9,251)     (11,066)
                              --------     --------     --------     --------
Net amount recognized.....    $   (872)    $  2,387     $(87,270)    $(87,327)
                              ========     ========     ========     ========
Amounts recognized in the
 consolidated balance
 sheet consist of:
Prepaid benefit cost......    $ 13,884     $ 18,666     $    --      $    --
Accrued benefit
 liability................     (19,448)     (21,473)     (87,270)     (87,327)
Intangible asset..........       3,045        2,146          --           --
Accumulated other
 comprehensive loss.......       1,647        3,048          --           --
                              --------     --------     --------     --------
Net amount recognized.....    $   (872)    $  2,387     $(87,270)    $(87,327)
                              ========     ========     ========     ========

   The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $37.6 million, $35.5 million, and $17.5 million, respectively, as of December 25, 1999 and $34.7 million, $32.5 million and $12.1 million respectively, as of December 26, 1998.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

13.  Employee Benefit Plans -- (Continued)

   The net periodic benefit cost of continuing operations for fiscal 1999, 1998, and 1997 includes the following components (in thousands):

                                                     Pension Benefits
                                          --------------------------------------
                                                    Fiscal Year Ended
                                          December 25, December 26, December 27,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Components of net periodic benefit cost:
 Service cost...........................    $ 9,084      $ 8,713       $7,295
 Interest cost..........................     10,946       10,709        9,640
 Expected return on plan assets.........    (12,392)     (11,805)      (9,701)
 Amortization of prior service cost
  (gain)................................         38          426         (377)
 Recognized net actuarial loss..........        690          699          525
                                            -------      -------       ------
 Net periodic benefit cost..............    $ 8,366      $ 8,742       $7,382
                                            =======      =======       ======
                                                 Postretirement Benefits
                                          --------------------------------------
                                                    Fiscal Year Ended
                                          December 25, December 26, December 27,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Components of net periodic benefit cost:
 Service cost...........................    $ 1,552      $ 1,611       $1,328
 Interest cost..........................      4,262        4,589        4,428
 Amortization of prior service cost.....     (1,443)      (1,511)      (1,492)
 Recognized net actuarial gain                 (927)        (775)        (854)
                                            -------      -------       ------
 Net periodic benefit cost..............    $ 3,444      $ 3,914       $3,410
                                            =======      =======       ======

   Weighted average assumptions are summarized as follows.

                                                  Pension    Postretirement
                                                 Benefits       Benefits
                                                 ----------  -----------------
                                                 1999  1998   1999      1998
                                                 ----  ----  -------   -------
       Discount rate............................ 7.3%  6.6%      7.6%      6.7%
       Expected return on plan assets........... 9.0%  9.0%  N/A       N/A
       Rate of compensation increase ........... 4.5%  4.5%  N/A       N/A

   For measurement purposes, health care costs for domestic plans were assumed to increase 7% in 2000 grading down by 1% per year to a constant level of 6% annual increase. Health care costs for Canadian plans were assumed to increase approximately 9.5% during 2000 grading down by 0.5% per year to a constant level of approximately 5.0% annual increase.

   Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                         1-Percentage-Point 1-Percentage-Point
                                              Increase           Decrease
                                         ------------------ ------------------
       Effect on total of service and
        interest cost components.......        $  293            $  (251)
       Effect on postretirement benefit
        obligation.....................        $2,117            $(1,750)

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

13.  Employee Benefit Plans -- (Continued)

Defined Contribution Plans

   Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company's discretion as specified in the plan documents. Contributions relating to continuing operations were $3.0 million, $3.5 million, and $3.5 million in fiscal 1999, 1998, and 1997, respectively.

14.  Discontinued Operations

   On March 13, 1998, the Company completed the sale of Wallcoverings to Imperial Home Decor Group, Inc., ("Imperial Home Decor") an affiliate of Blackstone Partners, for a sales price of $71.9 million and an option for 6.7% of the common stock of Imperial Home Decor (which includes Wallcoverings and the former wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. The proceeds were used to repay long-term debt. In connection with the sale, the Company recorded a loss of approximately $21.1 million (net of an estimated income tax benefit) in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date. Losses incurred by Wallcoverings from April 29, 1996, (the date of Wallcoverings' discontinuance) to the date of sale were charged to the Company's existing discontinued operations reserves. The Wallcoverings operating losses were in excess of management's forecasted expectations as of the date of discontinuance but within previously established accruals. On January 5, 2000, Imperial Home Decor filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code. The Company is currently assessing the impact of that bankruptcy filing.

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

   The Company has accounted for the financial results and net assets of the Mastercraft Group, Floorcoverings, Airbag and Wallcoverings as discontinued operations. Information about the Company's discontinued operations is below (in thousands):

                                                           Fiscal Year Ended
                                                       -------------------------
                                                       December 26, December 27,
                                                           1998         1997
                                                       ------------ ------------
      Net sales(a)....................................    $   --      $200,350
      Net income......................................        --         4,306
      Identifiable assets.............................        --        53,004
      Capital expenditures............................     3,144        15,254

(a)  Amount is not included in consolidated totals.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

14.  Discontinued Operations -- (Continued)

   Net interest expense of discontinued operations (including amounts attributable to discontinued operations) was $12.5 million in fiscal 1997. Interest expense of $12.6 million during fiscal 1997 was allocated to discontinued operations based upon the ratio of net book value of discontinued operations (including reserves for loss on disposal) to consolidated invested capital. No interest expense was allocated to discontinued operations for fiscal 1999 and 1998. In addition, a portion of the loss on sale of receivables has been allocated to discontinued operations based on the ratio of (x) receivables included in the trust's receivable pool related to Floorcoverings and the Mastercraft Group to (y) the total trust's receivables pool. For fiscal 1997, amounts allocated to discontinued operations for the loss on sale of receivables totaled $0.6 million. No allocation of loss on sale of receivables was made to discontinued operations in fiscal 1999 and 1998.

   In connection with the retained lease liabilities of certain discontinued operations, the Company has future minimum lease payments and future sublease rental receipts at December 25, 1999 as follows (in thousands):

                                                   Minimum Lease Sublease Rental
        Fiscal Years Ending                          Payments       Receipts
        -------------------                        ------------- ---------------
        December 2000.............................    $ 2,562        $ 2,120
        December 2001.............................      2,141          2,239
        December 2002.............................      1,918          2,117
        December 2003.............................      1,767          1,876
        December 2004.............................      1,650          1,600
        Later years...............................      7,175          8,806
                                                      -------        -------
                                                      $17,213        $18,758
                                                      =======        =======

15.  Restructuring

   On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Wiesbaden, Germany. In addition, the Company subsequently implemented a global account manager structure for each of the Company's automotive original equipment manufacturer ("OEM") customers. The Company undertook the Reorganization to reduce costs and improve operating efficiencies through the Company's operations and to more effectively respond to the OEMs' demand for complete interior trim systems and more sophisticated components. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. Although these products have not historically been sold in conjunction with the Company's other interior trim offerings, the Company's new strategy of leveraging its acoustic capabilities with its design and styling expertise is anticipated to change the marketing approach for all of the Company's products.

   The Company announced on February 10, 1999 that it anticipated incurring a restructuring charge related to the Reorganization of approximately $8 million to $9 million. However, in connection with the change in the Company's Chief Executive Officer and the Company's operating results in the first quarter, the Company delayed certain aspects of the Reorganization while the Company's new Chief Executive Officer reviewed the plan. Upon final completion of the Reorganization plan, the Company recognized a pre-tax restructuring charge of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commission contracts at the Company's North American plastics operations.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

15.  Restructuring -- (Continued)

   The Reorganization includes the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999, for $6.0 million. The facility's operations are in the process of being located to another fabrics facility. The acoustics facility in Vastra Frolunda, Sweden, is scheduled to be closed in September, 2000. The Company recognized $13.4 million in asset impairments, primarily relating to buildings, machinery and equipment located at these three sites. The impairment amounts were determined based upon management's estimates of the values to be realized upon disposition of these assets.

   The remaining severance costs for operating personnel primarily relate to employees at C&A Plastics UK and the Company's fabrics, convertibles and accessory floormats operations. The severance costs for management and administrative personnel primarily relate to employees at the Company's former North Carolina headquarters and North American Automotive Interior Systems division. At December 25, 1999 approximately 600 employees had been terminated. When completed, the Reorganization will affect approximately 1,100 employees. The Company currently expects the Reorganization plan to be substantially completed by December 2000.


   The components of the reserves for the restructuring charges are as follows (in thousands):

                                                             Changes
                                                    Original   in     Remaining
                                                    Reserve  Reserve   Reserve
                                                    -------- -------  ---------
Anticipated severance benefits....................  $15,061  $(4,843)  $10,218
Anticipated payments related to the termination of
 sales commission arrangements....................    4,969   (1,669)    3,300
                                                    -------  -------   -------
                                                    $20,030  $(6,512)  $13,518
                                                    =======  =======   =======

   In connection with the acquisition of JPS Automotive in 1996, the Company eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998 and completed the relocation of certain manufacturing processes from a JPS Automotive facility to an existing C&A Products facility during 1999. These actions affected approximately 640 employees. Total costs accrued for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively. These reserves were utilized by the end of 1999.

16.  Common Stockholders' Deficit

Dividends

   On February 10, 1999, the Company declared a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of common stock held by stockholders of record as of the close of business on February 22, 1999. The dividend was paid on March 1, 1999. On May 13, 1999, the Company declared another special dividend relating to the distribution of the proceeds from the sale of Wallcoverings of approximately $44.0 million, representing $0.71 per share on all outstanding shares of common stock held by stockholders of record as of the close of business on May 20, 1999. The dividend was paid on May 28, 1999. In connection with these dividends, the amount authorized by the Company's Board of Directors for the Company's 1999 share repurchase program was reduced from $25 million to approximately $2 million.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

16.  Common Stockholders' Deficit -- (Continued)

Accumulated Other Comprehensive Loss

   The accumulated balances and activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                              Foreign               Accumulated
                                             Currency    Pension       Other
                                            Translation   Equity   Comprehensive
                                            Adjustments Adjustment     Loss
                                            ----------- ---------- -------------
Balance at December 28, 1996...............  $(20,798)   $(10,165)   $(30,963)
 Change in balance.........................    (8,325)       (535)     (8,860)
                                             --------    --------    --------
Balance at December 27, 1997...............   (29,123)    (10,700)    (39,823)
 Change in balance.........................     7,569       8,827      16,396
                                             --------    --------    --------
Balance at December 26, 1998...............   (21,554)     (1,873)    (23,427)
 Change in balance.........................   (10,649)        816      (9,833)
                                             --------    --------    --------
Balance at December 25, 1999...............  $(32,203)   $ (1,057)   $(33,260)
                                             ========    ========    ========

   The income tax benefit (expense) for the pension equity adjustment was ($0.5) million and $1.2 million for fiscal 1999 and 1998, respectively. No income taxes have been provided for the foreign currency translation adjustments.

Stock Option Plans

   The 1994 Employee Stock Option Plan ("1994 Plan") was adopted as a successor to the 1993 Employee Stock Option Plan to facilitate awards to certain key employees and consultants. The Plan was amended on June 3, 1999 primarily to increase the number of shares available for issuance under the Plan from 2,980,534 to 3,980,534, subject to approval by the common stockholders. The 1994 Plan provides that no options may be granted after 10 years from the effective date of this plan. Options vest, in each case, as specified by the Company's compensation committee, generally over three years after issuance. At December 25, 1999, options representing 822,537 shares of common stock were available for grants.

   Effective February 23, 1995, the Company adopted the 1994 Directors Stock Option Plan which provides for the issuance of options to acquire a maximum of 600,000 shares of common stock to directors who are not part of management and are not affiliated with a major stockholder. As of December 25, 1999, 120,000 options had been granted.

   On January 14, 1997, the Company adopted the 1997 United Kingdom Scheme, which provides for the issuance of options to key employees under the 1994 Plan. As of December 25, 1999, 29,974 options had been granted.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

16.  Common Stockholders' Deficit -- (Continued)

Stock option activity under the plans is as follows:

                          December 25, 1999   December 26, 1998   December 27, 1997
                          ------------------- ------------------- -------------------
                                     Weighted            Weighted            Weighted
                                     Average             Average             Average
                          Number of  Exercise Number of  Exercise Number of  Exercise
                           Shares     Price    Shares     Price    Shares     Price
                          ---------  -------- ---------  -------- ---------  --------
Outstanding beginning of
 year...................  3,141,195   $6.23   2,732,195   $5.86   3,287,106   $5.25
Awarded.................  2,024,000    5.19     480,000    8.65     584,000    8.33
Cancelled...............   (337,000)   8.10     (71,000)   8.56     (83,127)   6.46
Exercised...............   (107,240)   3.99         --      --     (373,570)   4.70
Surrendered.............        --      --          --      --     (682,214)   5.57
                          ---------           ---------           ---------
Outstanding at end of
 year...................  4,720,955   $5.70   3,141,195   $6.23   2,732,195   $5.86
                          =========           =========           =========

   At December 25, 1999, December 26, 1998 and December 27, 1997, 2,098,555,
2,129,095, and 1,858,685, respectively, of the outstanding options were exercisable at a weighted average price of $5.40, $5.22, and $4.78, respectively.

   Of the total options outstanding at December 25, 1999, 1,447,084 have an exercise price in the range of $3.99 and $4.43 with a weighted average exercise price of $4.01 and a weighted average contractual life of 5 years; 1,397,084 of these options are currently exercisable at a weighted average price of $4.00. The remaining 3,273,871 of total options outstanding at December 25, 1999 have an exercise price in the range of $5.00 and $11.75 with a weighted average exercise price of $6.44 and a weighted average contractual life of 8 years; 701,471 of these options are currently exercisable at a weighted average exercise price of $8.18. Upon a change of control, as defined, all of the above options become fully vested and exercisable.

   SFAS No. 123, "Accounting for Stock-Based Compensation", encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results (in thousands, except per share amounts):

                                                    Fiscal Year Ended
                                          --------------------------------------
                                          December 25, December 26, December 27,
                                              1999         1998         1997
                                          ------------ ------------ ------------
    Net income (loss):
As reported..............................   $(10,215)    $(3,815)     $155,235
Pro forma................................    (12,355)     (5,017)      154,525
    Basic EPS:
As reported..............................   $  (0.16)    $ (0.06)     $   2.34
Pro forma................................      (0.20)      (0.07)         2.33
    Diluted EPS:
As reported..............................   $  (0.16)    $ (0.06)     $   2.34
Pro forma................................      (0.20)      (0.07)         2.33

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

16.  Common Stockholders' Deficit -- (Continued)

   For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 1999, 1998 and 1997: expected volatility was 84% in 1999 and 40% in 1998 and 1997, expected lives of 10 years which equals the lives of the grants, the risk free interest rate ranged from 5.16% to 7.10% and a zero expected dividend rate. The weighted average grant-date fair value of an option granted during fiscal 1999, 1998 and 1997 was $4.50, $5.43 and $5.41, respectively.

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 28, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.

17.  Income Taxes

   The provisions for income taxes applicable to continuing operations for fiscal 1999, 1998 and 1997 are summarized as follows (in thousands):

                                                    Fiscal Year Ended
                                          --------------------------------------
                                          December 25, December 26, December 27,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Current
  Federal................................   $    --      $   --       $   --
  State..................................      2,100       2,900        2,600
  Foreign................................      4,946       9,617        6,146
                                            --------     -------      -------
                                               7,046      12,517        8,746
Deferred
  Federal................................     (6,289)     (7,097)       4,833
  State..................................       (523)     (1,075)         882
  Foreign................................         12         939       (1,463)
                                            --------     -------      -------
                                             (6,800)      (7,233)       4,252
                                            --------     -------      -------
Income tax expense.......................   $    246     $ 5,284      $12,998
                                            ========     =======      =======

   Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in thousands):

                                                    Fiscal Year Ended
                                          --------------------------------------
                                          December 25, December 26, December 27,
                                              1999         1998         1997
                                          ------------ ------------ ------------
Domestic.................................  $ (16,638)    $(26,900)    $(4,545)
Foreign..................................     15,519       32,093       7,452
                                           ---------     --------     -------
                                           $ (1,119)     $  5,193     $ 2,907
                                           =========     ========     =======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

17.  Income Taxes -- (Continued)

   A reconciliation between income taxes computed at the statutory U.S. Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in thousands):

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 25, December 26, December 27,
                                             1999         1998         1997
                                         ------------ ------------ ------------
     Amount at statutory Federal rate..    $  (391)      $1,818      $ 1,017
     State taxes, net of Federal income
      tax..............................      1,025        1,187        2,263
     Tax differential on foreign
      earnings.........................       (792)         134          123
     Foreign losses with no tax
      benefit..........................        318          379        1,436
     Amortization and write-down of
      goodwill.........................      1,513        1,470        7,770
     General business tax credits, net
      .................................     (2,011)        (124)         (60)
     Other.............................        584          420          449
                                           -------       ------      -------
     Income tax expense................    $   246       $5,284      $12,998
                                           =======       ======      =======

   Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax assets as of December 25, 1999 and December 26, 1998 were as follows (in thousands):

                                                     December 25, December 26,
                                                         1999         1998
                                                     ------------ ------------
     Deferred tax assets:
       Employee benefits, including postretirement
        benefits....................................   $ 38,105     $ 31,695
       Net operating loss carryforwards.............     99,955       79,902
       General business tax credits.................      8,202        1,130
       Alternative minimum tax credit
        carryforwards...............................     12,189       12,190
       Other liabilities and reserves...............     51,039       74,386
       Valuation allowance..........................    (52,115)     (44,320)
                                                       --------     --------
         Total deferred tax assets..................    157,375      154,983
                                                       --------     --------
     Deferred tax liabilities:
       Property, plant and equipment................    (58,266)     (66,153)
       Undistributed earnings of foreign
        subsidiaries................................     (7,226)      (7,226)
                                                       --------     --------
         Total deferred tax liabilities.............    (65,492)     (73,379)
                                                       --------     --------
     Net deferred tax asset.........................   $ 91,883     $ 81,604
                                                       ========     ========

   The valuation allowance at December 25, 1999 and December 26, 1998 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization. During fiscal 1999, the valuation allowance increased $7.8 million from fiscal 1998. This increase resulted primarily from the increase in tax credit and loss carryforwards that may not be utilized in future periods, offset by a decrease in preacquisition NOLs due to a change in the tax regulations. During fiscal 1998, the valuation allowance decreased $1.3 million from fiscal 1997 primarily due to the expiration of tax credits.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued)
17.  Income Taxes -- (Continued)

   The above amounts have been classified in the consolidated balance sheets as follows (in thousands):

                                                     December 25, December 26,
                                                         1999         1998
                                                     ------------ ------------
     Deferred tax assets (liabilities):
       Current domestic and foreign, included in
        other current assets........................   $ 23,868     $ 30,027
       Current foreign, included in accrued
        expenses....................................       (351)         --
       Noncurrent domestic and foreign..............     86,235       70,632
       Noncurrent foreign, included in other
        noncurrent liabilities......................    (17,869)     (19,055)
                                                       --------     --------
                                                       $ 91,883     $ 81,604
                                                       ========     ========

   Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing operations in concluding that it is more likely than not that the net deferred tax assets of $91.9 million at December 25, 1999 will be realized. The Company announced a reorganization on February 10, 1999 (see Note 16) to better align itself in the marketplace. A major goal of this reorganization is to lower the overall cost structure of the Company and thereby increase profitability. These factors along with the timing of the reversal of its temporary differences and the expiration date of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

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

   At December 25, 1999, the Company had the following tax attribute carryforwards available for U.S. Federal income tax purposes (in thousands):

                                                                     Expiration
                                                             Amount    Dates
                                                            -------- ----------
       Net operating losses -- regular tax:
         Preacquisition, subject to limitations............ $  8,894 2002-2009
         Postacquisition, unrestricted.....................   10,280 2000-2006
         Postacquisition, unrestricted.....................  248,910 2008-2019
                                                            --------
                                                            $268,084
                                                            ========
       Net operating losses -- alternative minimum tax:
         Preacquisition, subject to limitations............ $  6,604 2002-2009
         Postacquisition, unrestricted.....................    9,644 2000-2006
         Postacquisition, unrestricted.....................  222,040 2008-2019
                                                            --------
                                                            $238,288
                                                            ========
       General business tax credits:
         Preacquisition, subject to limitations............ $    710 2000-2003
         Postacquisition unrestricted......................    6,004 2004-2019
                                                            --------
                                                             $ 6,714
                                                            ========
         Alternative minimum tax credits................... $ 12,189
                                                            ========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

17.  Income Taxes -- (Continued)

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

   Income taxes paid (refunds received) were $3.0 million, $(6.0) million, and $40.4 million for fiscal 1999, 1998 and 1997, respectively.

18.  Disclosures About Fair Value of Financial Instruments

   The estimated fair values of the Company's continuing operations' financial instruments are summarized as follows (in thousands):

                                          December 25, 1999  December 26, 1998
                                          ------------------ ------------------
                                                   Estimated          Estimated
                                          Carrying   Fair    Carrying   Fair
                                           Amount    Value    Amount    Value
                                          -------- --------- -------- ---------
     Long-term investments............... $  2,891 $  2,891  $  3,332 $  3,332
     Long-term debt...................... $912,542 $907,087  $866,049 $885,386

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

19.  Related Party Transactions

   On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners. See Note 14.

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

19.  Related Party Transaction --- (Continued)

   Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company pays Blackstone Partners and WP Partners, or their respective affiliates, each an annual monitoring fee of $1.0 million, which is payable in quarterly installments.

20.  Information About the Company's Operations

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance. SFAS No. 131 also requires that a public business enterprise report descriptive information about the way that the operating segments were determined and the products and services provided by the operating segments

   On February 10, 1999, the Company announced the Reorganization, a comprehensive plan to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Wiesbaden, Germany. As part of the Reorganization, the Company has also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. The Company's reportable segments reflect these newly established divisions. Financial data for all periods has been presented on this basis. North American Automotive Interior Systems and European Automotive Interior Systems include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior modules, systems and components. The Specialty Automotive Products division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

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

                                         Fiscal Year Ended December 25, 1999
                          ------------------------------------------------------------------
                           North American      European     Specialty
                             Automotive       Automotive    Automotive
                          Interior Systems Interior Systems  Products  Other (a)    Total
                          ---------------- ---------------- ---------- ---------  ----------
External revenues.......     $1,151,751        $306,374      $440,472  $     --   $1,898,597
Inter-segment revenues..         85,233          27,422        16,649   (129,304)        --
Depreciation and
 amortization...........         38,614          17,127        14,849        884      71,474
Operating income
 (loss).................         89,374           2,292        39,596    (32,743)     98,519
Total assets............        798,959         241,631       234,723     73,577   1,348,890
Capital expenditures....         45,758          23,472        12,687      4,513      86,430

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

20.  Information About the Company's Operations -- (Continued)

                                         Fiscal Year Ended December 26, 1998
                          ------------------------------------------------------------------
                           North American      European     Specialty
                             Automotive       Automotive    Automotive
                          Interior Systems Interior Systems  Products  Other (a)    Total
                          ---------------- ---------------- ---------- ---------  ----------
External revenues.......     $1,065,461        $338,030      $421,978  $     --   $1,825,469
Inter-segment revenues..        163,432          26,287        29,516   (219,235)        --
Depreciation and
 amortization...........         34,348          16,832        14,871      1,023      67,074
Operating income........         74,485           9,242        14,206        545      98,478
Total assets............        788,054         260,023       267,129     67,005   1,382,211
Capital expenditures....         53,550          12,440        20,537     12,464      98,991
                                         Fiscal Year Ended December 27, 1997
                          ------------------------------------------------------------------
                           North American      European     Specialty
                             Automotive       Automotive    Automotive
                          Interior Systems Interior Systems  Products  Other (a)    Total
                          ---------------- ---------------- ---------- ---------  ----------
External revenues.......     $1,053,546        $120,456      $455,330  $     --   $1,629,332
Inter-segment revenues..         65,869           2,938      $ 23,798    (92,605)        --
Depreciation and
 amortization...........         37,260           6,000        14,628        952      58,840
Operating income........         40,055(b)        4,451        38,074      1,930      84,510
Total assets............        740,463         183,378       271,396    107,155   1,302,392
Capital expenditures....         35,327           3,488        15,733     17,227      71,775

--------
(a) Other includes the Company's discontinued operations (see Note 14), non-operating units, the effect of eliminating entries and in 1999, restructuring charges and impairment of long-lived assets of $33.4 million (See Note 15).

(b)  Includes impairment of long-lived assets of $22.6 million.

   Sales for the Company's primary product groups are as follows (in thousands):

                                                  Fiscal Year Ended
                                        --------------------------------------
                                        December 25, December 26, December 27,
                                            1999         1998         1997
                                        ------------ ------------ ------------
Molded floor carpet....................  $  468,008   $  416,971   $  384,714
Luggage compartment trim...............      90,582       95,897      101,034
Acoustical products....................     209,772      225,130      167,758
Accessory floormats....................     165,931      157,209      139,292
Plastic-based interior trim modules,
 systems and components................     435,366      417,534      294,555
Automotive fabrics.....................     269,475      267,185      318,979
Convertible top systems................     118,916      104,348       88,801
Other..................................     140,547      141,195      134,199
                                         ----------   ----------   ----------
Total..................................  $1,898,597   $1,825,469   $1,629,332
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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

20.  Information About the Company's Operations -- (Continued)

   Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
       General Motors Corporation............................. 31.5% 31.2% 37.1%
       Ford Motor Company..................................... 20.4% 19.9% 14.2%
       DaimlerChrysler AG..................................... 18.9% 18.3% 17.4%

   Information about the Company's continuing operations in different geographic areas for fiscal 1999, 1998 and 1997 is presented below (in thousands).

                           Fiscal Year Ended     Fiscal Year Ended     Fiscal Year Ended
                           December 25, 1999     December 26, 1998     December 27, 1997
                         --------------------- --------------------- ---------------------
                                    Long-Lived            Long-Lived            Long-Lived
                         Net Sales    Assets   Net Sales    Assets   Net Sales    Assets
                         ---------- ---------- ---------- ---------- ---------- ----------
United States........... $1,092,546  $550,760  $1,047,862  $452,281  $1,089,114  $436,466
Canada..................    398,439    87,729     356,361   186,711     348,056   182,649
Mexico..................    101,238    20,296      83,216    17,234      71,706    16,044
United Kingdom..........    121,689    64,277     143,716    61,449      84,956    34,063
Other (a)...............    184,685    74,227     194,314    83,508      35,500    64,586
                         ----------  --------  ----------  --------  ----------  --------
Consolidated............ $1,898,597  $797,289  $1,825,469  $801,183  $1,629,332  $733,808
                         ==========  ========  ==========  ========  ==========  ========

--------
(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands and, for long-lived assets, the Company's discontinued operations (See Note 14).

   Intersegment sales between geographic areas are not material. For fiscal years 1999, 1998 and 1997, export sales from the United States to foreign countries were $80.5 million, $104.9 million and $136.7 million, respectively.

   As of December 25, 1999, the Company's continuing operations employed approximately 15,600 persons on a full-time or full-time equivalent basis. Approximately 5,800 of such employees are represented by labor unions. Approximately 1,400 employees are represented by collective bargaining agreements that expire during fiscal 2000.

21. Commitments and Contingencies

 Environmental

   The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

21.  Commitments and Contingencies -- (Continued)

applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. In its assessment the Company makes its best estimate of the liability based upon information available to the Company at that time, including the professional judgment of the Company's environmental experts, outside environmental specialists and other experts. As of December 25, 1999, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 23 sites where the Company is participating in the investigation or remediation of the site either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 25, 1999, the Company's estimate of its liability for these 31 sites is approximately $22.9 million. As of December 25, 1999, the Company has established reserves of approximately $30.5 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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

 Other Commitments

   As of December 25, 1999, the Company's continuing operations had approximately $10.9 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company's previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

22.  Quarterly Financial Data (unaudited)

   The quarterly data below is based on the Company's fiscal periods (in thousands, except per share amounts).

                                                     Fiscal 1999
                                         --------------------------------------
                                          First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
     Net sales.........................  $478,337  $486,821  $427,873  $505,566
     Gross margin......................    70,588    78,262    64,163    71,704
     Income (loss) from continuing
      operations(a)....................     2,316     5,318    (6,484)   (2,515)
     Income (loss) before extraordinary
      loss and cumulative effect of
      change in accounting principle
      .................................     2,316     5,318    (6,484)   (2,515)
     Net income (loss).................    (6,534)    5,318    (6,484)   (2,515)
     Basic and diluted income (loss)
      per share........................     (0.10)     0.09     (0.10)    (0.04)
     Common stock prices
       High............................     6 1/4    7 7/16     7 5/8         7
       Low.............................     4 1/8         4    4 9/16     4 7/8
                                                     Fiscal 1998
                                         --------------------------------------
                                          First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
     Net sales.........................  $478,140  $463,335  $377,928  $506,066
     Gross margin......................    78,732    63,815    38,577    67,101
     Income (loss) from continuing
      operations.......................     8,678      (482)   (8,354)       67
     Income (loss) before extraordinary
      loss.............................     8,678      (482)   (8,354)       67
     Net income (loss).................     8,678    (4,161)   (8,354)       22
     Basic and diluted income (loss)
      per share........................      0.13     (0.06)    (0.13)      --
     Common stock prices
       High............................   9 11/16    9 1/12     7 1/2    7 7/16
       Low.............................   7 11/16   6 13/16    6 3/16   4 15/16

(a) During 1999, the Company incurred restructuring charges and impairment of long-lived assets of $4.6 million in the second quarter, $15.3 million in the third quarter and $13.5 million in the fourth quarter.

   The Company's operations are not subject to significant seasonal influences.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

23.  Significant Subsidiary

   The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries (in thousands):

                                         December 25, December 26, December 27,
                                             1999         1998         1997
                                         ------------ ------------ ------------
     Current assets.....................  $  465,312   $  510,303   $  508,864
     Noncurrent assets..................     883,524      871,815      792,199
     Current liabilities................     362,226      343,807      315,268
     Noncurrent liabilities.............   1,135,174    1,115,394    1,051,376
     Net sales..........................   1,898,597    1,825,469    1,629,332
     Gross margin.......................     284,717      248,225      233,160
     Income (loss) from continuing
      operations........................        (980)         300      (10,338)
     Income (loss) before extraordinary
      item and cumulative effect of a
      change in accounting principle ...        (980)         300      155,709
     Net income (loss)..................      (9,830)      (3,424)     154,988

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

24.  Earnings Per Share

   The Company adopted SFAS No. 128, "Earnings Per Share," in December 1997. Basic earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined assuming the exercise of the stock options issued under the Company's stock option plans (see Note
16). There were no reconciling items between basic earnings per common share and diluted earnings per common share for 1999, 1998 and 1997 because the effects of the stock options would have been anti-dilutive. The incremental dilutive shares (in thousands) would have been 432, 700 and 1,155 in 1999, 1998 and 1997, respectively.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Collins & Aikman Corporation:

   We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Collins & Aikman Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated March 1, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP

Charlotte, North Carolina,
March 1, 2000

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                      December 25, December 26,
                                                          1999         1998
                                                      ------------ ------------
ASSETS
Current Assets:
  Cash..............................................   $      54     $     81
  Other.............................................         --            12
                                                       ---------     --------
    Total current assets............................          54           93
Other assets........................................         --           --
                                                       ---------     --------
                                                       $      54     $     93
                                                       =========     ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities.................................   $      29     $    199
Share of accumulated losses in excess of investments
 in subsidiaries....................................     148,564       77,083
Other noncurrent liabilities........................       2,582        2,582
Common stock........................................         705          705
Other stockholders' deficit.........................    (151,826)     (80,476)
                                                       ---------     --------
    Total stockholders' deficit.....................    (151,121)     (79,771)
                                                       ---------     --------
                                                       $      54     $     93
                                                       =========     ========


 The Notes to the Condensed Financial Statements are an integral part of these condensed financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS

                                 (in thousands)

                                                   Fiscal Year Ended
                                         --------------------------------------
                                         December 25, December 26, December 27,
                                             1999         1998         1997
                                         ------------ ------------ ------------
Other expenses.........................    $   (514)    $  (608)     $   (589)
Interest income........................         129         217           836
                                           --------     -------      --------
Income (loss) from operations before
 equity in income (loss) of
 subsidiary............................        (385)       (391)          247
Equity in income (loss) of subsidiary..      (9,830)     (3,424)      154,988
                                           --------     -------      --------
Net income (loss)......................    $(10,215)    $(3,815)     $155,235
                                           ========     =======      ========



 The Notes to the Condensed Financial Statements are an integral part of these condensed financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                         December 25, December 26, December 27,
                                             1999         1998         1997
                                         ------------ ------------ ------------
OPERATING ACTIVITIES
Net cash used in operating activities..    $    (27)    $   (334)    $   (332)
                                           --------     --------     --------
FINANCING ACTIVITIES
Purchases of treasury stock............      (2,097)     (25,013)     (19,715)
Proceeds from exercise of stock
 options...............................         448          --           385
Intercompany transfers (to) from
 subsidiary............................       1,649       (5,987)      (2,094)
Dividends paid to shareholders.........     (50,198)         --           --
Dividends received from subsidiary.....      50,198       31,000       21,424
                                           --------     --------     --------
Net cash used in financing activities..         --           --           --
                                           --------     --------     --------
Net decrease in cash...................         (27)        (334)        (332)
Cash at beginning of year..............          81          415          747
                                           --------     --------     --------
Cash at end of year....................    $     54     $     81     $    415
                                           ========     ========     ========

                    Notes to Condensed Financial Statements

1. Presentation:

   These condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. For disclosures regarding commitments and contingencies, see Notes 12, 14 and 21 to Consolidated Financial Statements.

2. See Notes to Consolidated Financial Statements for additional disclosures.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

  For the Fiscal Years Ended December 25, 1999, December 26, 1998 and December
                                    27, 1997

                                 (in thousands)

                                    Additions
                        Balance at  Resulting   Charge to Charged
                        Beginning      from     Costs and to Other                 Balance at
Description              of Year   Acquisitions Expenses  Accounts   Deductions    End of Year
-----------             ---------- ------------ --------- --------   ----------    -----------
Fiscal Year Ended
 December 25, 1999
Allowance for doubtful
 accounts                $ 7,228       $--       $ 2,384   $1,210(a)  $(2,265)(c)    $ 8,557
Restructuring reserves   $ 1,940       $--       $20,030   $   --     $(8,452)(d)    $13,518
Fiscal Year Ended
 December 26, 1998
Allowance for doubtful
 accounts                $ 9,275       $247      $ 3,751   $  482(a)  $(6,527)(c)    $ 7,228
Restructuring reserves   $ 7,676       $--       $   --    $  --      $(5,736)(d)    $ 1,940
Fiscal Year Ended
 December 27, 1997
Allowance for doubtful
 accounts                $10,380       $--       $   604   $   96(a)  $(1,805)(b)    $ 9,275
Restructuring reserves   $ 9,694       $--       $   --    $1,200     $(3,218)(d)    $ 7,676

--------
(a) Reclassifications and collection of accounts previously written off.
(b) Reclassifications to discontinued operations and other accounts and uncollectible amounts written off.
(c) Reclassifications to other accounts, uncollectible amounts written off, and the elimination of amounts included in the allowance due from Enjema which was considered as a component of the Company's purchase cost for the remaining 50% interest in Enjema.
(d) Spending against the established reserves. See Note 15 to the Consolidated Financial Statements.