Form 10-Q
period 2000-04-01
COLLINS & AIKMAN CORP
filed 2000-05-16
CIK 846815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

(Mark One)

                X Quarterly Report Pursuant to Section 13 or 15(d)
               ---   of the Securities Exchange Act of 1934

                  For the quarterly period ended April 1, 2000
                                       or
                  Transition Report Pursuant to Section 13 or 15(d)
               ---   of the Securities Exchange Act of 1934

                 For the transition period from        to
                                                ------   -----

                         Commission File Number 1-10218




                          COLLINS & AIKMAN CORPORATION
             (Exact name of registrant, as specified in its charter)



       Delaware                                          13-3489233
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                               5755 New King Court
                              Troy, Michigan 48098
          (Address of principal executive offices, including zip code)
                                 (248) 824-2500
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of May 15, 2000, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 61,879,272 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                              QUARTER ENDED
                                                        ------------------------
                                                          APRIL 1,     MARCH 27,
                                                           2000          1999
                                                        (14 WEEKS)    (13 WEEKS)
                                                        ----------    ----------
Net sales ..........................................    $ 534,761     $ 478,337
Cost of goods sold .................................      451,046       407,749
                                                        ---------     ---------
Gross profit .......................................       83,715        70,588
Selling, general and administrative expenses .......       43,553        40,755
                                                        ---------     ---------
Operating income ...................................       40,162        29,833

Interest expense, net ..............................       25,062        21,815
Loss on sale of receivables ........................        3,818         1,311
Other expense (income) .............................       (1,079)        2,177
                                                        ---------     ---------
Income before income taxes .........................       12,361         4,530
Income tax expense .................................        5,347         2,214
                                                        ---------     ---------
Income before cumulative effect of a change in
  accounting principle .............................        7,014         2,316
Cumulative effect of a change in accounting
  principle, net of income taxes of $5,083 .........         --          (8,850)
                                                        ---------     ---------
Net income (loss) ..................................    $   7,014     $  (6,534)
                                                        =========     =========
Net income (loss) per basic and diluted common
  share:
  Income before cumulative effect of a change in
     accounting principle ..........................    $    0.11     $    0.04

  Cumulative effect of a change in accounting
     principle .....................................         --           (0.14)
                                                        ---------     ---------
Net income (loss) ..................................    $    0.11     $   (0.10)
                                                        =========     =========
Average common shares outstanding:
  Basic ............................................       61,889        61,992
                                                        =========     =========
  Diluted ..........................................       62,365        62,351
                                                        =========     =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               (UNAUDITED)
                                                                 APRIL 1,      DECEMBER 25,
                                                                  2000            1999
                                                             -------------    -------------
ASSETS
Current Assets:
   Cash and cash equivalents ...........................     $    41,478      $    13,980
   Accounts and other receivables, net .................         229,078          233,819
   Inventories .........................................         137,534          132,625
   Other ...............................................          76,260           84,942
                                                             -----------      -----------
     Total current assets ..............................         484,350          465,366

Property, plant and equipment, net .....................         441,395          443,526
Deferred tax assets ....................................          86,449           86,235
Goodwill, net ..........................................         252,604          256,362
Other assets ...........................................          92,871           97,401
                                                             -----------      -----------

                                                             $ 1,357,669      $ 1,348,890
                                                             ===========      ===========

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Short-term borrowings ...............................     $     8,503      $     3,088
   Current maturities of long-term debt ................          29,021           27,992
   Accounts payable ....................................         188,141          198,466
   Accrued expenses ....................................         167,484          132,709
                                                             -----------      -----------
     Total current liabilities .........................         393,149          362,255

Long-term debt .........................................         860,040          884,550
Other, including post-retirement benefit obligation ....         252,190          253,206
Commitments and contingencies ..........................

Common stock (150,000 shares authorized, 70,521 shares
   issued and 61,879 shares outstanding at April 1, 2000
   and 70,521 shares issued and 61,904 shares outstanding
   at December 25, 1999) ...............................             705              705
Other paid-in capital ..................................         585,679          585,484
Accumulated deficit ....................................        (634,103)        (641,117)
Accumulated other comprehensive loss ...................         (36,922)         (33,260)
Treasury stock, at cost (8,642 shares at April 1, 2000
   and 8,617 shares at December 25, 1999) ..............         (63,069)         (62,933)
                                                             -----------      -----------
     Total common stockholders' deficit ................        (147,710)        (151,121)
                                                             -----------      -----------
                                                             $ 1,357,669      $ 1,348,890
                                                             ===========      ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          QUARTER ENDED
                                                                     -----------------------
                                                                       APRIL 1,    MARCH 27,
                                                                        2000         1999
                                                                     (14 WEEKS)   (13 WEEKS)
                                                                     ----------   ----------
OPERATING ACTIVITIES
Income from continuing operations ..............................     $  7,014      $  2,316
  Adjustments to derive cash flow from continuing operating
   activities:
     Deferred income tax expense (benefit) .....................        2,143        (1,193)
     Depreciation and amortization .............................       18,761        17,232
     Decrease (increase) in accounts and other receivables .....        9,392       (20,775)
     Decrease (increase) in inventories ........................       (4,909)       11,134
     Decrease in accounts payable ..............................      (10,325)      (13,166)
     Increase in interest payable ..............................       14,910        14,131
     Other, net ................................................       31,969         5,839
                                                                     --------      --------

       Net cash provided by continuing operating activities ....       68,955        15,518
                                                                     --------      --------

Net cash used in discontinued operations .......................       (3,188)       (1,683)


INVESTING ACTIVITIES
Additions to property, plant and equipment .....................      (15,095)      (12,534)
Sales of property, plant and equipment .........................           74         2,441
Other, net .....................................................           --          (800)
                                                                     --------      --------

       Net cash used in investing activities ...................      (15,021)      (10,893)
                                                                     --------      --------

FINANCING ACTIVITIES
Repayment of long-term debt ....................................      (13,676)       (4,589)
Proceeds from (reduction of) participating interests in accounts
   receivable ..................................................       (4,651)        8,300
Net borrowings (repayments) on revolving credit facilities .....      (10,463)        9,500
Increase on short-term borrowings ..............................        5,678         2,151
Purchase of treasury stock, net ................................         (136)       (1,233)
Dividends paid .................................................           --        (6,193)
Other, net .....................................................           --          (158)
                                                                     --------      --------

       Net cash provided by (used in) financing activities .....      (23,248)        7,778
                                                                     --------      --------

Net increase in cash and cash equivalents ......................       27,498        10,720
Cash and cash equivalents at beginning of period ...............       13,980        23,755
                                                                     --------      --------
Cash and cash equivalents at end of period .....................     $ 41,478      $ 34,475
                                                                     ========      ========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ORGANIZATION:

         Collins & Aikman Corporation (the "Company") is a Delaware corporation. As of April 1, 2000, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates collectively owned approximately 87% of the common stock of the Company (the "Common Stock").

         The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.

B.       BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform with the fiscal 2000 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year.

         The Company's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, the Company's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarter ended March 27, 1999 consisted of 13 weeks.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

C.       FOREIGN CURRENCY PROTECTION PROGRAMS

         The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 2000. These contracts aggregated a U.S. dollar equivalent of $122.3 million at April 1, 2000. The fair value of these contracts approximated the contract value at April 1, 2000.

         During 2000 and 1999, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. The premiums associated with these contracts are amortized over the contracts' terms which are one year or less. The total notional amount purchased was $127.2 million with associated premiums of $1.3 million. The total notional amount outstanding at April 1, 2000 was $90.1 million.

D.       INVENTORIES:

         Inventory balances are summarized below (in thousands):

                                                       April 1,      December 25,
                                                        2000             1999
                                                      ---------      ------------
Raw materials ......................................  $ 67,839         $ 69,182
Work in process ....................................    33,250           27,073
Finished goods .....................................    36,445           36,370
                                                      --------         --------
                                                      $137,534         $132,625
                                                      ========         ========

E.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.8 million and $1.7 million for the quarter ended April 1, 2000 and March 27, 1999, respectively. Accumulated amortization at April 1, 2000 was $26.7 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the projected non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company's carrying value of the goodwill will be reduced. At April 1, 2000, the Company believes the recorded value of its goodwill of $252.6 million is fully recoverable.

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

         At April 1, 2000, the Company had outstanding $76.3 million on the Term Loan A Facility, $120.0 million on the Term Loan B Facility, $98.0 million on the Term Loan C Facility and $101.6 million under the Revolving Credit Facility (including $24.8 million borrowed by the Canadian Borrowers).

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

         Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility, as amended March 8, 1999, bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1.00%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges), were 2.25% in the case of the LIBOR/BA Margin and 1.25% in the case of the ABR/Canadian Prime Rate Margin on April 1, 2000. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin were 1.75% and 2.75%, respectively, at April 1, 2000. Indebtedness under the Term Loan C Facility bears interest at a per annum rate equal to LIBOR plus 3.25% (the "Tranche C LIBOR Margin") or Chase's Alternate Base Rate plus 2.25% (the "Tranche C ABR Margin"). The weighted average rate of interest on the Credit Agreement Facilities at April 1, 2000 was 8.83%.

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

         At April 1, 2000, the scheduled maturities of long-term debt are as follows (in thousands):

        Remainder of fiscal year 2000.................  $      14,790
        Fiscal year 2001..............................        116,174
        Fiscal year 2002..............................         32,833
        Fiscal year 2003..............................         28,261
        Fiscal year 2004..............................        155,473
        Later years...................................        541,530
                                                        -------------
                                                        $     889,061
                                                        =============


G.       RECEIVABLES FACILITY

         On December 27, 1999, the Company entered into a new receivables facility (the "New Receivables Facility"), replacing the Company's previous receivables facility (the "Old Receivables Facility") which had expired. The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp, a wholly-owned, bankruptcy remote subsidiary of C&A Products, remains the purchaser of the Sellers' trade receivables, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually.


         The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending upon criteria similar to those in the Old Receivables Facility. On December 27, 1999, the Company funded $120 million through the New Receivables Facility, leaving approximately $12 million available, but unutilized. At April 1, 2000, $111.8 million was funded under the New Receivables Facility, with $1.7 million unutilized. The interest rate on sold interests is equal to the rate paid by the conduits to the holders of the commercial paper plus a margin of .70% and dealer fees of .05% (6.66% at inception and 6.10% at April 1, 2000). In addition, the Company pays .25% on the unused committed portion of the facility. The New Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $40 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and change in credit and collection practices) customary for facilities of this type. The commitments under the New Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

H.       RESTRUCTURING

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

         The 1999 Reorganization includes the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999 and its operations are in the process of being relocated to another fabrics facility. The acoustics facility in Vastra Frolunda, Sweden, is scheduled to be closed in September 2000. In addition to these closures, the Company recognized severance costs for operating personnel at the Company's plastics operations in the United Kingdom and the Company's fabrics, convertibles and accessory floormats operations in North America. The Company also recognized severance costs for management and administrative personnel at the Company's former North Carolina headquarters and North American Automotive Interior Systems division. At April 1, 2000, approximately 750 employees had been terminated. When completed, the Reorganization will affect approximately 1,100 employees. The Company currently expects the Reorganization plan to be substantially completed by December 2000.


         During 1999, the Company recognized a pre-tax restructuring charge and impairment of long-lived assets related to the Reorganization of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commissions contracts at the Company's North American plastics operations.

         The components of the reserves for the restructuring charges are as follows (in thousands):

                                                                  Original           Changes            Remaining
                                                                  Reserve           in Reserve           Reserve
                                                                  --------          ----------          ---------
Anticipated severance benefits .........................          $ 15,061           $ (7,631)          $  7,430
Anticipated payments related to the termination of sales
  commission arrangements ..............................             4,969             (1,669)             3,300
                                                                  --------           --------           --------
                                                                  $ 20,030           $ (9,300)          $ 10,730
                                                                  ========           ========           ========


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

         North American Automotive Interior Systems and European Automotive Interior Systems include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior trim modules, systems and components. The Specialty Automotive Products division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

         The Company evaluates performance based on profit or loss from operations before interest expense, foreign exchange gains and losses, loss on sale of receivables, other income and expense, and income taxes.


Information about the Company's divisions is presented below (in thousands):

                                                              Quarter Ended April 1, 2000 (14 weeks)
                                           ---------------------------------------------------------------------------
                                            North American       European        Specialty
                                              Automotive        Automotive       Automotive
                                           Interior Systems   Interior Systems    Products     Other (a)      Total
                                           ----------------  ------------------  ----------    ---------    ----------
External revenues ......................      $  326,613     $    86,248         $  121,900    $     -      $  534,761
Inter-segment revenues .................           4,969           9,381             10,738     (25,088)             -
Depreciation and
     amortization.......................          10,841           4,293              3,291         336         18,761
Operating income (loss) ................          28,286           2,399             10,903      (1,426)        40,162
Total assets ...........................         799,981         245,099            243,388      69,201      1,357,669
Capital expenditures ...................           9,068           3,083              2,568         376         15,095


                                                              Quarter Ended March 27, 1999 (13 weeks)
                                           ---------------------------------------------------------------------------
                                            North American       European        Specialty
                                              Automotive        Automotive       Automotive
                                           Interior Systems  Interior Systems     Products     Other (a)        Total
                                           ----------------  ----------------    -----------   ---------    ----------
External revenues ......................     $   283,612     $    81,867          $ 112,858    $      -     $  478,337
Inter-segment revenues..................          22,760           7,283              8,772     (38,815)             -
Depreciation and
     amortization ......................           9,271           3,944              3,768         249         17,232
Operating income (loss).................          18,744             884             10,947        (742)        29,833
Total assets ...........................         782,468         258,936            263,344      81,333      1,386,081
Capital expenditures ...................           7,050           3,144              1,282       1,058         12,534

(a) Other includes the Company's discontinued operations, non-operating units and the effect of eliminating entries.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Sales for the Company's primary product groups are as follows (in thousands):


                                                                      Quarter Ended
                                                                ------------------------
                                                                  April 1,     March 27,
                                                                   2000          1999
                                                                (14 weeks)    (13 weeks)
                                                                ----------    ----------
Molded floor carpet .......................................     $ 124,098     $ 114,162
Luggage compartment trim ..................................        24,868        24,084
Acoustical products .......................................        63,588        56,008
Accessory floormats .......................................        46,438        39,965
Plastic-based interior trim modules, systems and components       133,945       101,122
Automotive fabrics ........................................        70,989        64,998
Convertible top systems ...................................        36,906        33,428
Other .....................................................        33,929        44,570
                                                                ---------     ---------
Total .....................................................     $ 534,761     $ 478,337
                                                                =========     =========


         The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. Receivables generally are due within 45 days of shipment, and credit losses have consistently been within management's expectations and are provided for in the consolidated financial statements.

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                                                  Quarter Ended
                                                                              --------------------
                                                                              April 1,   March 27,
                                                                                2000       1999
                                                                              --------   ---------
       General Motors Corporation............................................   29.7%      31.4%
       Ford Motor Company....................................................   19.4%      18.6%
       DaimlerChrysler AG....................................................   20.1%      18.8%

         Information about the Company's continuing operations in different geographic areas for the quarters ended April 1, 2000 and March 27, 1999 are presented below (in thousands):

                             Quarter Ended April 1, 2000    Quarter Ended March 27, 1999
                                     (14 weeks)                     (13 weeks)
                             ---------------------------    ----------------------------
                                             Long-Lived                       Long-Lived
                             Net Sales         Assets       Net Sales           Assets
                             ---------       ----------     ---------         ----------
United States ..............  $300,273        $538,375       $271,899           $557,039
Canada .....................   115,117          88,268         94,764             76,888
Mexico .....................    33,122          22,839         29,807             16,834
United Kingdom .............    35,796          63,764         32,552             59,401
Other (a) ..................    50,453          73,624         49,315             78,927
                              --------        --------       --------           --------
Consolidated ...............  $534,761        $786,870       $478,337           $789,089
                              ========        ========       ========           ========

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands and, for long-lived assets, the Company's discontinued operations.

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

L.       COMMON STOCKHOLDERS' DEFICIT:

         Total comprehensive income (loss) for the quarters ended April 1, 2000 and March 27, 1999 was $3.4 million and $(13.4) million, respectively. Activity in the common stockholders' deficit since December 25, 1999 is as follows (in thousands):

                                      Current Year                                                             Other
                                      Comprehensive              Accumulated   Accumulated  Other  Common     Paid-In  Treasury
                                         Income        Total       Deficit    Comprehensive Loss   Stock      Capital   Stock
                                      ------------------------------------------------------------------------------------------
Balance at December 25, 1999 ......                 $  (151,121) $(641,117)   $     (33,260)       $    705   $585,484 $(62,933)

 Comprehensive income:
  Net income ......................   $   7,014           7,014      7,014                -               -          -        -
   Other comprehensive income
      (loss), net of tax:
       Foreign currency
         translations adjustments..      (3,690)         (3,690)         -           (3,690)              -          -        -
       Pension equity adjustment ..          28              28          -               28               -          -        -
                                      ---------
                                      $   3,352               -          -                -               -          -        -
                                      =========
 Compensation expense adjustment ..                         195          -                -               -        195        -
 Purchase of treasury stock
     (25 shares) ..................                        (136)         -                -               -          -     (136)
                                                    -----------  ---------    -------------        --------   -------- --------
Balance at April 1, 2000 ..........                 $  (147,710) $(634,103)   $     (36,922)       $    705   $585,679 $(63,069)
                                                    ===========  =========    =============        ========   ======== ========


        The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                        Foreign Currency            Pension            Accumulated Other
                                           Translation              Equity               Comprehensive
                                           Adjustments             Adjustment                Loss
                                        ----------------           ----------          -----------------
Balance at December 25, 1999......       $       (32,203)          $   (1,057)         $         (33,260)

Current period change ............                (3,690)                  28                     (3,662)
                                        ----------------           ----------          -----------------
Balance at April 1, 2000 .........       $       (35,893)          $   (1,029)         $         (36,922)
                                        ================           ==========          =================

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

M.       SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):


                                                                        Quarter Ended
                                                               ------------------------------
                                                                 April 1            March 27,
                                                                  2000                1999
                                                               (14 weeks)          (13 weeks)
                                                               ----------          ----------
         Net sales...................................          $  534,761          $  478,337
         Gross margin................................              83,715              70,588
         Income from continuing operations...........               7,052               2,475
         Net income (loss)...........................               7,052              (6,375)
         Current assets..............................             484,334             520,017
         Noncurrent assets...........................             873,319             866,040
         Current liabilities.........................             393,149             359,916
         Noncurrent liabilities......................           1,109,648           1,124,371


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

N.       NEWLY ISSUED ACCOUNTING STANDARDS:

     In September 1999, the Financial Accounting Standards Board's ("FASB's") Emerging Issue Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The Company adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. The adoption of EITF No. 99-5 did not have a material effect on the consolidated financial position or the results of operations of the Company. At April 1, 2000, the Company had assets of approximately $5.1 million recognized pursuant to agreements that provide for contractual reimbursement of design and development costs, approximately $54.9 million for molds, dies and other tools that are customer-owned and approximately $1.3 million for molds, dies and other tools that the Company owns.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, the Company's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarter ended March 27, 1999 consisted of 13 weeks. Therefore, sales in all divisions and associated costs and expenses were impacted by the longer reporting period in the first quarter of 2000.

NET SALES: Net sales for the first quarter of 2000 increased 11.8% to $534.8 million, up $56.4 million from the 1999 first quarter. Management estimates that approximately $35.0 million of this increase is due to the inclusion of the additional week in the first quarter of 2000. Net sales for the North American Interior Systems division during the quarter were up approximately 15.2% to $326.6 million, driven primarily by strong production schedules. Net sales for the European Automotive Interior Systems division were up 5.4% to $86.2 million. The increase in Europe was primarily due to increased sales levels for the carpet, acoustics and plastics operations among several customers. Net sales for the Specialty Automotive Products division increased 8.0% to $121.9 million, due primarily to production volume increases in the fabrics business and increased demand for the Ford Mustang convertible top. Management currently expects that the proposed sale of Rover may result in slightly lower volume in the Company's European segment in the second quarter of fiscal 2000.

Approximately 18% of the Company's sales for the quarter ended April 1, 2000, were attributable to products utilized in vehicles built outside North America, compared to 19% for the quarter ended March 27, 1999. The Company's North American content per vehicle was approximately $91 for the quarter ended April 1, 2000, compared to an average of $88 for the 1999 fiscal year. The Company's European content per vehicle was approximately $17 for the quarter ended April 1, 2000, compared to an average of $15 for the 1999 fiscal year.

GROSS MARGIN: For the first quarter of 2000, gross margin was 15.7%, up from 14.8% in the comparable 1999 period. The increase is primarily a result of increased operating efficiencies related to higher volume in North America and Europe and improvements made at the Company's plastics facility in Manchester, Michigan, which experienced significant start-up costs in 1999 related to the production of the General Motors GMX-270 program. These improvements were partially offset by costs associated with the relocation of the Company's headliner fabric business from Cramerton, North Carolina to another fabrics facility.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first quarter of 2000 increased 6.9% to $43.6 million, up from $40.8 million in the comparable 1999 period. The increase is primarily related to spending for product development for new convertible top programs, establishment of headquarter operations in Troy, Michigan and Wiesbaden, Germany, continued investment in computer systems and the inclusion of the additional week in the first quarter of 2000. As a percentage of sales, selling, general and administrative expenses were 8.1% and 8.5% for the first quarters of 2000 and 1999, respectively.

INTEREST EXPENSE: Interest expense, net of interest income of $0.6 million and $0.8 million for the first quarter of 2000 and 1999, respectively, increased $3.2 million to $25.1 million for the first quarter of 2000. The increase in interest expense is primarily attributed to the impact of the additional week, slightly higher interest rates and higher average debt balances.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $3.8 million was recognized during the first quarter of 2000, compared to a loss of $1.3 million for the first quarter of 1999. During the first quarter of 2000, the Company entered into a new accounts receivable securitization arrangement, resulting in a one-time expense for initial fees totaling $1.6 million. The remaining increase is due to increased sales of eligible receivables under the new securitization facility. The Company's prior securitization facility expired in December, 1999.

OTHER EXPENSE (INCOME): The Company recognized other income of $1.1 million in the first quarter of 2000, compared to other expense of $2.2 million in the first quarter of 1999. The other income is primarily attributable to foreign exchange gains on the Canadian dollar in the first quarter of 2000. The other expense in the first quarter of 1999 related to fluctuations in the Mexican peso.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES: The Company recognized income tax expense of $5.3 million in the first quarter of 2000 compared to income tax expense of $2.2 million in the first quarter of 1999. The Company's effective tax rate was 43.3% and 48.9% in the first quarters of 2000 and 1999, respectively. The percentage decrease in the Company's reported tax rates for the quarter is primarily due to the impact of certain state taxes and non-deductible goodwill, which do not fluctuate with income.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE: The Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") at the beginning of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The initial impact of SOP 98-5 resulted in a charge of $8.9 million, net of income taxes of $5.1 million.

NET INCOME (LOSS): The combined effect of the foregoing resulted in net income of $7.0 million in the first quarter of 2000, compared to a net loss of $(6.5) million in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $41.5 million and $14.0 million at April 1, 2000 and December 25, 1999, respectively. The Company had a total of $154.4 million of borrowing availability under its credit arrangements as of April 1, 2000. Availability as of April 1, 2000 has been reduced by outstanding letters of credit of $19.1 million. The total was comprised of $129.2 million under the revolving credit facility (including $35.2 million available to the Canadian Borrowers, as hereinafter defined), and approximately $23.5 million under bank demand lines of credit in Austria and Canada and a line of credit for certain other European locations, and $1.7 million available under the Receivables Facility.

         On May 28, 1998, the Company entered into new credit facilities consisting of: (i) a senior secured term loan facility in the principal amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility and the Term Loan C Facility, as hereinafter defined, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). On May 13, 1999, the Company closed on a senior term loan facility in the principal amount of $100 million, payable in quarterly installments beginning in December 1999 through final maturity in December 2005 (the "Term Loan C Facility"). The proceeds from the Term Loan C Facility were used to pay a $44.0 million special dividend in May, 1999, repay amounts outstanding under the Company's Revolving Credit Facility and for general corporate purposes.

         At April 1, 2000, the Company had outstanding $76.3 million under the Term Loan A Facility, $120.0 million under the Term Loan B Facility, $98.0 million under the Term Loan C Facility, and $101.6 million under the Revolving Credit Facility (including $24.8 million borrowed by the Canadian Borrowers).

         The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities. Effective March 8, 1999, the Company, in view of the decreased sales of automotive fabrics and the General Motors strike in 1998, obtained an amendment to the Credit Agreement Facilities primarily in order to modify the covenants relating to interest coverage and leverage ratios throughout the existing terms of the Credit Agreement Facilities. The amendment resulted generally in an increase in the interest rates charged under the Credit Agreement Facilities. For additional discussion of the Credit Agreement Facilities and related restrictive covenants, see Note F to the Condensed Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 25, 1999 (the "10-K").

         In June 1996, the Company's wholly-owned subsidiary, C&A Products, issued at face value $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Subordinated Notes"), which are guaranteed by the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company. The Subordinated Notes indenture contains restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during the remainder of 2000. However, the Company expects all its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture. For additional discussion of the Subordinated Notes, see Note 10 to the Consolidated Financial Statements included in the 10-K.

         At April 1, 2000, JPS Automotive had approximately $87.1 million of indebtedness outstanding (including a premium of $1.1 million) related to the JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"). The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes. For additional discussion of the JPS Automotive Senior Notes, see Note 10 to the Consolidated Financial Statements included in the 10-K.


         On December 27, 1999, the Company entered into a new receivables facility (the "New Receivables Facility"), replacing the Company's previous receivables facility (the "Old Receivables Facility"). The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp remains the purchaser of the Sellers' trade receivables, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually.

         The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending upon criteria similar to those in the Old Receivables Facility. On December 27, 1999, the Company funded $120 million through the New Receivables Facility, leaving approximately $12 million available, but unutilized. At April 1, 2000, $111.8 million was funded under the New Receivables Facility, with $1.7 million unutilized. For further discussion of the New Receivables Facility, see Note G to the Condensed Consolidated Financial Statements and Note 11 to the Consolidated Financial Statements included in the 10-K.

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At April 1, 2000, the Company had $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter ended April 1, 2000, the Company made lease payments relating to continuing operations of approximately $1.5 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be approximately $4.7 million during the remainder of fiscal 2000.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the New Receivables Facility. Net cash provided by the continuing operating activities of the Company was $69.0 million for the quarter ended April 1, 2000, compared to net cash provided of $15.5 million in the quarter ended March 27, 1999. The increase in cash provided by operating activities is due primarily to improved collections of accounts receivable, resulting from a compensation program implemented in 1999 which is based in part upon maximizing cash flow and increasing asset utilization. In addition, the Company was able to release cash collateral associated with the Old Receivables Facility when it was replaced in early fiscal 2000.

         The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income tax payments, costs associated with the Company's previously divested businesses and capital expenditures. At April 1, 2000, the Company had total outstanding indebtedness of $889.1 million (excluding short-term borrowings and approximately $19.1 million of outstanding letters of credit) at a weighted average interest rate of 10.2% per annum. Of the total outstanding indebtedness, $795.9 million relates to the Credit Agreement Facilities and the Subordinated Notes.

         The Company's Board of Directors authorized the expenditure of up to $1.4 million in 2000 to repurchase shares of the Company's Common Stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $136 thousand to repurchase shares during the first quarter of 2000 and $1.3 million in the first quarter of fiscal 1999.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cash interest paid for the quarters ended April 1, 2000 and March 27, 1999 was $10.3 million and $8.1 million, respectively.

         Due to the variable interest rates under the Credit Agreement Facilities and the New Receivables Facility, the Company is sensitive to changes in interest rates. Based upon amounts outstanding at April 1, 2000 a .5% increase in each of LIBOR and Canadian bankers' acceptance rates (6.10% and 6.05%, respectively, at April 1, 2000) would impact interest costs by approximately $2.0 million annually on the Credit Agreement Facilities and $0.6 million annually on the New Receivables Facility.

         The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 2000 and for 2001, 2002, 2003 and 2004 are $14.8 million, $116.2 million, $32.8 million, $28.3 million and $155.5 million, respectively. The JPS Automotive Senior Notes will mature in 2001. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of April 1, 2000, the Company's continuing operations had approximately $11.7 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 2000 will be in the range of $70 million to $80 million, a portion of which may be financed through leasing arrangements. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw materials supply base. During the first quarter of 2000, prices for most of the Company's primary raw materials remained constant with price levels at December 25, 1999. While the Company may not be able to pass on future raw materials price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis in conjunction with its major customers and by continued reductions in the cost of off-quality products and processes.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. On January 5, 2000, Imperial Home Decor Group, Inc., which purchased Wallcoverings, in March 1998, filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is currently assessing the impact of that bankruptcy filing. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $17.2 million for the remainder of fiscal 2000. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

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


         Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing businesses in concluding it is more likely than not that the net deferred tax assets of $90.1 million at April 1, 2000 will be realized. A major goal of the Reorganization is to lower the overall cost structure of the Company and thereby increase profitability. These factors along with the timing of the reversal of its temporary differences and the expiration dates of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

         The valuation allowance at April 1, 2000 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of April 1, 2000, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 23 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 8 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of April 1, 2000,

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Company's estimate of its liability for these 31 sites, is approximately $22.9 million. As of April 1, 2000, the Company has established reserves of approximately $31.1 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

SAFE HARBOR STATEMENT

         This Report on Form 10-Q contains statements which, to the extent they are not historical facts, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Report on Form 10-Q are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q include general economic conditions in the markets in which the Company operates and industry-based factors such as possible declines in the North American and European automobile and light truck builds, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and, as well as factors such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities, changes made in connection with the integration of operations acquired by the Company and the implementation of the global reorganization program. The Company's divisions may also be affected by changes in the popularity of particular vehicle models or particular interior trim packages or the loss of programs on particular vehicle models and risks associated with conducting business in foreign countries. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange Commission filings, including without limitation "ITEM 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K and above in this Form 10-Q and also see the Company's other filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For the period ended April 1, 2000, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Report on Form 10-K for fiscal year ended December 25, 1999.

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


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

3(i).1   -    Restated Certificate of Incorporation of Collins & Aikman
              Corporation and Amendment thereto is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

3(i).2   -    Certificate of Elimination of Cumulative Exchangeable Redeemable
              Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              October 28, 1995

3(ii)    -    By-laws of Collins & Aikman  Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              January 27, 1996.

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

10.1     -    Employment Agreement dated as of March 29, 2000 between Collins &
              Aikman Products Co. and an executive officer.

11       -    Computation of Earnings Per Share.

27       -    Financial Data Schedule.

(b)      REPORTS ON FORM 8-K
During the quarter for which this Report on Form 10-Q is being filed, the Company filed no reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2000


                                                   COLLINS & AIKMAN CORPORATION
                                                   (Registrant)

                                            By:    /s/ Rajesh K. Shah
                                                   -----------------------------
                                                   Rajesh K. Shah
                                                   Chief Financial Officer and
                                                   Executive Vice President

                                                   (On behalf of the Registrant
                                                   and as Principal Financial
                                                   and Chief Accounting Officer)