Form 10-Q
period 2000-07-01
COLLINS & AIKMAN CORP
filed 2000-08-15
CIK 846815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

          (Mark One)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the quarterly period ended July 1, 2000

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the transition period from ______ to _____

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

As of August 15, 2000, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 61,895,369 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                 QUARTER ENDED                       SIX MONTHS ENDE
                                                         ----------------------------       -------------------------------
                                                           JULY 1,          JUNE 26,            JULY 1,           JUNE 26,
                                                            2000              1999               2000               1999
                                                         (13 WEEKS)        (13 WEEKS)         (27 WEEKS)         (26 WEEKS)
                                                         ----------        ----------       ------------         ----------
Net sales............................................    $  507,209        $  486,821       $  1,041,970         $  965,158
Cost of goods sold...................................       423,076           408,559            874,122            816,308
                                                         ----------        ----------       ------------         ----------
Gross profit.........................................        84,133            78,262            167,848            148,850
Selling, general and administrative expenses.........        37,983            38,322             81,536             79,077
Restructuring charge.................................            --             4,554                 --              4,554
                                                         ----------        ----------       ------------         ----------
Operating income.....................................        46,150            35,386             86,312             65,219

Interest expense, net................................        24,429            23,009             49,491             44,824
Loss on sale of receivables..........................         1,988             1,323              5,806              2,634
Other expense (income)...............................         2,527              (983)             1,447              1,194
                                                         ----------        ----------       ------------         ----------

Income before income taxes...........................        17,206            12,037             29,568             16,567
Income tax expense ..................................         6,102             6,719             11,449              8,933
                                                         ----------        ----------       ------------         ----------

Income from continuing operations before cumulative
  effect of a change in accounting principle.........        11,104             5,318             18,119              7,634
Income from discontinued operations, net of income
  taxes of $4,400....................................         6,600                --              6,600                 --
                                                         ----------        ----------       ------------         ----------
Income before cumulative effect of a change in
  accounting principle...............................        17,704             5,318             24,719              7,634
Cumulative effect of a change in accounting
  principle, net of income taxes of $5,083...........            --                --                 --             (8,850)
                                                         ----------        ----------       ------------         ----------

Net income (loss)....................................    $   17,704        $    5,318       $     24,719         $   (1,216)
                                                         ==========        ==========       ============         ==========

Net income (loss) per basic and diluted common share:
  Continuing operations..............................    $     0.18        $     0.09       $       0.29         $     0.12
  Discontinued operations............................          0.11                --               0.11                 --
  Cumulative effect of a change in accounting
     principle.......................................            --                --                 --              (0.14)
                                                         ----------        ----------       ------------         ----------
Net income (loss)....................................    $     0.29        $     0.09       $       0.40         $    (0.02)
                                                         ==========        ==========       ============         ==========

Average common shares outstanding:
  Basic..............................................        61,879            61,947             61,884             61,970
                                                         ==========        ==========       ============         ==========
  Diluted............................................        62,631            62,303             62,498             62,327
                                                         ==========        ==========       ============         ==========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      (UNAUDITED)
                                                                         JULY 1,          DECEMBER 25,
                                                                          2000                1999
                                                                      -----------         -----------
ASSETS
Current Assets:
   Cash and cash equivalents.......................................   $    63,478         $    13,980
   Accounts and other receivables, net.............................       223,973             233,819
   Inventories.....................................................       132,303             132,625
   Other...........................................................        79,554              84,942
                                                                      -----------         -----------

     Total current assets..........................................       499,308             465,366

Property, plant and equipment, net.................................       437,471             443,526
Deferred tax assets................................................        80,394              86,235
Goodwill, net......................................................       249,987             256,362
Other assets.......................................................        83,348              97,401
                                                                      -----------         -----------

                                                                      $ 1,350,508         $ 1,348,890
                                                                      ===========         ===========

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Short-term borrowings...........................................   $     6,500         $     3,088
   Current maturities of long-term debt............................       115,929              27,992
   Accounts payable................................................       168,767             198,466
   Accrued expenses................................................       132,477             132,709
                                                                      -----------         -----------

     Total current liabilities.....................................       423,673             362,255

Long-term debt.....................................................       802,088             884,550
Other, including post-retirement benefit obligation................       259,627             253,206
Commitments and contingencies......................................

Common stock (150,000 shares authorized, 70,521 shares
   issued and 61,895 shares outstanding at July 1, 2000
   and 70,521 shares issued and 61,904 shares outstanding
   at December 25, 1999)...........................................           705                 705
Other paid-in capital..............................................       585,978             585,484
Accumulated deficit................................................      (616,398)           (641,117)
Accumulated other comprehensive loss...............................       (42,177)            (33,260)
Treasury stock, at cost (8,626 shares at July 1, 2000
   and 8,617 shares at December 25, 1999)..........................       (62,988)            (62,933)
                                                                      -----------         -----------

     Total common stockholders' deficit............................      (134,880)           (151,121)
                                                                      -----------         -----------
                                                                      $ 1,350,508         $ 1,348,890
                                                                      ===========         ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            QUARTER ENDED                SIX MONTHS ENDE
                                                                       -----------------------       -----------------------
                                                                        JULY 1,      JUNE 26,          JULY 1,     JUNE 26,
                                                                          2000         1999             2000         1999
                                                                       (13 WEEKS)   (13 WEEKS)       (27 WEEKS)   (26 WEEKS)
                                                                       ----------   ----------       ----------   ----------
OPERATING ACTIVITIES
Income from continuing operations...................................   $  11,104    $   5,318        $  18,119    $   7,634
  Adjustments to derive cash flow from continuing operating
   activities:
     Impairment of long-lived assets................................          --          536               --          536
     Deferred income tax expense (benefit)..........................       3,194          (38)           5,337       (1,231)
     Depreciation and amortization..................................      18,493       17,699           37,254       34,931
     Decrease in accounts and other receivables.....................      17,074       34,326           26,466       13,551
     Decrease (increase) in inventories.............................       5,231         (751)             322       10,383
     Decrease in accounts payable...................................     (19,374)      (8,041)         (29,699)     (21,207)
     Increase (decrease)  in interest payable.......................     (13,408)     (12,783)           1,502        1,348
     Other, net.....................................................     (15,124)     (10,346)          16,844       (4,507)
                                                                       ---------    ---------        ---------    ---------

       Net cash provided by continuing operating activities.........       7,190       25,920           76,145       41,438
                                                                       ---------    ---------        ---------    ---------

Net cash provided by (used in) discontinued operations..............       7,434       (2,748)           4,246       (4,431)
                                                                       ---------    ---------        ---------    ---------


INVESTING ACTIVITIES
Additions to property, plant and equipment..........................     (15,477)     (19,843)         (30,572)     (32,377)
Sales of property, plant and equipment..............................         500          193              574        2,634
Acquisition of businesses, net of cash acquired.....................          --         (369)              --         (369)
Other, net..........................................................          --           --               --         (800)
                                                                       ---------    ---------        ---------    ---------

       Net cash used in investing activities........................     (14,977)     (20,019)         (29,998)     (30,912)
                                                                       ---------    ---------        ---------    ---------

FINANCING ACTIVITIES
Issuance of long-term debt..........................................          --      100,000               --      100,000
Repayment of long-term debt.........................................      (7,777)      (4,897)         (21,453)      (9,486)
Reduction of participating interests in accounts receivable.........      (5,169)     (10,500)          (9,820)      (2,200)
Net borrowings (repayments) on revolving credit facilities..........      36,668      (26,881)          26,205      (17,381)
Increase (decrease) on short-term borrowings........................      (1,404)      (7,423)           4,274       (5,272)
Reissuance (purchase) of treasury stock, net........................          35           83             (101)      (1,308)
Dividends paid......................................................          --      (44,005)              --      (50,198)
                                                                       ---------    ---------        ---------    ---------

       Net cash provided by (used in) financing activities..........      22,353        6,377             (895)      14,155
                                                                       ---------    ---------        ---------    ---------

Net increase in cash and cash equivalents...........................      22,000        9,530           49,498       20,250
Cash and cash equivalents at beginning of period....................      41,478       34,475           13,980       23,755
                                                                       ---------    ---------        ---------    ---------
Cash and cash equivalents at end of period..........................   $  63,478    $  44,005        $  63,478    $  44,005
                                                                       =========    =========        =========    =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       ORGANIZATION:

         Collins & Aikman Corporation (the "Company") is a Delaware corporation. As of July 1, 2000, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates collectively owned approximately 87% of the common stock of the Company (the "Common Stock").

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

         The Company's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, the Company's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarters ended July 1, 2000, June 26, 1999 and March 27, 1999 consisted of 13 weeks.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

C.       FOREIGN CURRENCY PROTECTION PROGRAMS:

         The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 2000. These contracts aggregated a U.S. dollar equivalent of $160.0 million at July 1, 2000. The fair value of these contracts approximated the contract value at July 1, 2000.

         During 2000 and 1999, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. The premiums associated with these contracts are amortized over the contracts' terms which are one year or less. The total notional amount purchased was $171.0 million with associated premiums of $1.4 million. The total notional amount outstanding at July 1, 2000 was $68.3 million.

D.       INVENTORIES:

         Inventory balances are summarized below (in thousands):

                                             JULY 1,         DECEMBER 25,
                                              2000               1999
                                          ------------       ------------

         Raw materials..................   $   71,445         $   69,182
         Work in process................       25,656             27,073
         Finished goods.................       35,202             36,370
                                          ------------       ------------
                                           $  132,303         $  132,625
                                          ============       ============

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


E.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.8 million and $3.6 million for the quarter and six months ended July 1, 2000 and $2.1 million and $3.8 million for the quarter and six months ended June 26, 1999, respectively. Accumulated amortization at July 1, 2000 was $28.5 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the projected non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At July 1, 2000, the Company believes the recorded value of its goodwill of $250.0 million is fully recoverable.

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

         At July 1, 2000, the Company had outstanding $71.3 million on the Term Loan A Facility, $119.0 million on the Term Loan B Facility, $97.0 million on the Term Loan C Facility and $137.8 million under the Revolving Credit Facility (including $12.8 million borrowed by the Canadian Borrowers).

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

         Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility, as amended March 8, 1999, bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1.00%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges), were 2.25% in the case of the LIBOR/BA Margin and 1.25% in the case of the ABR/Canadian Prime Rate Margin on July 1, 2000. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one,

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or
(ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin were 1.75% and 2.75%, respectively, at July 1, 2000. Indebtedness under the Term Loan C Facility bears interest at a per annum rate equal to LIBOR plus 3.25% (the "Tranche C LIBOR Margin") or Chase's Alternate Base Rate plus 2.25% (the "Tranche C ABR Margin"). The weighted average rate of interest on the Credit Agreement Facilities at July 1, 2000 was 9.3%.

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

         At July 1, 2000, the scheduled maturities of long-term debt are as follows (in thousands):

         Remainder of fiscal year 2000.................     $    7,784
         Fiscal year 2001..............................        115,957
         Fiscal year 2002..............................         32,832
         Fiscal year 2003..............................         28,261
         Fiscal year 2004..............................        191,654
         Later years...................................        541,529
                                                            ----------
                                                            $  918,017
                                                            ==========

G.       RECEIVABLES FACILITY:

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


         The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending upon criteria similar to those in the Old Receivables Facility. On December 27, 1999, the Company funded $120 million through the New Receivables Facility, leaving approximately $12 million available, but unutilized. At July 1, 2000, $106.7 million was funded under the New Receivables Facility, resulting in the full utilization of the facility. The interest rate on sold interests is equal to the rate paid by the conduits to the holders of the commercial paper plus a margin of .70% and dealer fees of .05% (7.36% at inception and 7.39% at July 1, 2000). In addition, the Company pays .25% on the unused committed portion of the facility. The New Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $40 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and change in credit and collection practices) customary for facilities of this type. The commitments under the New Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy, insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

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

         The 1999 Reorganization includes the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999 and its operations are in the process of being relocated to another fabrics facility. The acoustics facility in Vastra Frolunda, Sweden, is scheduled to be closed in September 2000. In addition to these closures, the Company recognized severance costs for operating personnel at the Company's plastics operations in the United Kingdom and the Company's fabrics, convertibles and accessory floormats operations in North America. The Company also recognized severance costs for management and administrative personnel at the Company's former North Carolina headquarters and North American Automotive Interior Systems division. At July 1, 2000, approximately 750 employees had been terminated. When completed, the Reorganization will affect approximately 1,100 employees. The Company currently expects the Reorganization plan to be substantially completed by December 2000.

         During the quarter ended June 26, 1999, the Company recognized a pre-tax restructuring charge of $4.6 million including asset impairments of $0.5 million. During 1999, the Company recognized a total pre-tax restructuring charge related to the Reorganization of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commissions contracts at the Company's North American plastics operations.

         The components of the reserves for the restructuring charges are as follows (in thousands):
                                       Original      Changes in     Remaining
                                       Reserve        Reserve        Reserve
                                       --------      ----------     ---------

Anticipated severance benefits......   $ 15,061      $ (10,008)     $  5,053
Anticipated payments related to
  the termination of sales
  commission arrangements...........      4,969         (1,669)        3,300
                                       --------      ---------      --------
                                       $ 20,030      $ (11,677)     $  8,353
                                       ========      =========      ========



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


Information about the Company's divisions is presented below (in thousands):

                                                       Quarter Ended July 1, 2000 (13 weeks)
                              ----------------------------------------------------------------------------------------
                               North American         European            Specialty
                                 Automotive           Automotive          Automotive
                              Interior Systems     Interior Systems        Products         Other (a)          Total
                              ----------------     ----------------       ----------        ---------       ----------
External revenues..........    $     315,454        $      76,967         $  114,788        $     --        $  507,209
Inter-segment revenues.....            3,448                9,424             10,743         (23,615)               --
Depreciation and
     amortization..........           10,728                4,397              2,964             404            18,493
Operating income ..........           30,999                4,958              9,589             604            46,150
Total assets...............          783,212              238,951            236,053          92,292         1,350,508
Capital expenditures.......            7,836                4,607              4,112          (1,078)           15,477

                                                       Quarter Ended June 26, 1999  (13 weeks)
                              ----------------------------------------------------------------------------------------
                               North American         European            Specialty
                                 Automotive           Automotive          Automotive
                              Interior Systems     Interior Systems        Products         Other (a)          Total
                              ----------------     ----------------       ----------        ---------       ----------
External revenues..........    $     292,445        $      77,226         $  117,150        $     --        $  486,821
Inter-segment revenues.....           21,313                7,060              9,362         (37,735)               --
Depreciation and
     amortization..........            9,051                4,667              3,772             209            17,699
Operating income (loss)....           21,482                3,035             14,532          (3,663)           35,386
Total assets...............          785,818              249,200            257,300          95,432         1,387,750
Capital expenditures.......           11,429                3,893              3,172           1,349            19,843

                                                       Six Months Ended July 1, 2000  (27 weeks)
                              ----------------------------------------------------------------------------------------
                               North American         European            Specialty
                                 Automotive           Automotive          Automotive
                              Interior Systems     Interior Systems        Products         Other (a)          Total
                              ----------------     ----------------       ----------        ---------       ----------
External revenues..........    $     642,067         $    163,215         $  236,688        $     --        $1,041,970
Inter-segment revenues.....            8,417               18,805             21,481         (48,703)               --
Depreciation and
     amortization..........           21,569                8,690              6,255             740            37,254
Operating income (loss)....           59,285                7,357             20,492            (822)           86,312
Total assets...............          783,212              238,951            236,053          92,292         1,350,508
Capital expenditures.......           16,904                7,690              6,680            (702)           30,572

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                       Six Months Ended June 26, 1999 (26 weeks)
                              ----------------------------------------------------------------------------------------
                               North American         European            Specialty
                                 Automotive           Automotive          Automotive
                              Interior Systems     Interior Systems        Products         Other (a)          Total
                              ----------------     ----------------       ----------        ---------       ----------
External revenues..........    $     576,057         $    159,093         $  230,008        $     --        $  965,158
Inter-segment revenues.....           44,073               14,343             18,134         (76,550)               --
Depreciation and
     amortization..........           18,322                8,611              7,540             458            34,931
Operating income (loss)....           40,226                3,919             25,479          (4,405)           65,219
Total assets...............          785,818              249,200            257,300          95,432         1,387,750
Capital expenditures.......           18,479                7,037              4,454           2,407            32,377


(a) Other includes the Company's discontinued operations, non-operating units and the effect of eliminating entries.

         Sales for the Company's primary product groups are as follows (in thousands):

                                                          Quarter Ended                        Six Months Ended
                                                 ----------------------------          ------------------------------
                                                   July 1,          June 26,             July 1,            June 26,
                                                    2000              1999                2000                1999
                                                 (13 weeks)        (13 weeks)          (27 weeks)          (26 weeks)
                                                 ----------        ----------          ----------          ----------
Molded floor carpet........................      $  120,741        $  117,926          $  244,839          $  232,088
Luggage compartment trim...................          22,444            19,861              47,312              35,157
Acoustical products........................          58,802            46,108             122,390             102,116
Accessory floormats........................          36,245            42,897              82,683              82,861
Plastic-based interior modules,
  systems and components...................         133,072           114,984             267,017             224,894
Automotive fabrics.........................          71,428            67,575             142,417             132,573
Convertible top systems....................          31,113            36,658              68,019              70,086
Other......................................          33,364            40,812              67,293              85,383
                                                 ----------        ----------          ----------          ----------
Total......................................      $  507,209        $  486,821          $1,041,970          $  965,158
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

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                      Six Months Ended
                                                ----------------------------
                                                July 1,             June 26,
                                                 2000                 1999
                                                -------             --------

       General Motors Corporation........        30.4%               31.8%
       Ford Motor Company................        19.8%               20.4%
       DaimlerChrysler AG................        18.7%               18.8%

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Sales for the Company's continuing operations in different geographic areas are presented below (in thousands):

                                                          Quarter Ended                        Six Months Ended
                                                 ----------------------------          ------------------------------
                                                   July 1,          June 26,             July 1,            June 26,
                                                    2000              1999                2000                1999
                                                 (13 weeks)        (13 weeks)          (27 weeks)          (26 weeks)
                                                 ----------        ----------          ----------          ----------
       United States......................       $  289,246        $  278,854          $  589,519          $  550,754
       Canada.............................          113,062           104,881             228,179             199,644
       Mexico.............................           27,935            25,860              61,057              55,667
       United Kingdom.....................           31,999            30,391              67,795              62,943
       Other (a)..........................           44,967            46,835              95,420              96,150
                                                 ----------        ----------          ----------          ----------
       Consolidated.......................       $  507,209        $  486,821          $1,041,970          $  965,158
                                                 ==========        ==========          ==========          ==========

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands.


         Long-lived assets for the Company's continuing operations in different geographical regions is presented below (in thousands):


                                                  July 1,           June 26,
                                                    2000              1999
                                               -----------       -----------

       United States......................     $   532,788       $   557,614
       Canada.............................          86,425            81,022
       Mexico.............................          24,018            17,003
       United Kingdom.....................          54,423            58,147
       Other (a)..........................          73,152            79,671
                                               -----------       -----------
       Consolidated.......................     $   770,806       $   793,457
                                               ===========       ===========

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands, and the Company's discontinued operations.

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

         See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         During the quarter ended July 1, 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds will be paid to the Company in three installments. The first installment of $7.5 million was received on June 30, 2000, with the second and third installments of $7.5 million and $5.0 million to be received in June 2001 and 2002, respectively. Of the total $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

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

L.       COMMON STOCKHOLDERS' DEFICIT:

         Total comprehensive income for the quarters ended July 1, 2000 and June 26, 1999 was $12.5 million and $1.1 million, respectively. For this six months ended July 1, 2000 and June 26, 1999, comprehensive income (loss) was $15.8 million and $(12.4) million, respectively. Activity in the common stockholders' deficit since December 25, 1999 is as follows (in thousands):

                                      Current Year                                                           Other
                                      Comprehensive              Accumulated  Accumulated Other    Common    Paid-In   Treasury
                                          Income        Total      Deficit    Comprehensive Loss    Stock    Capital     Stock
                                      -------------  ----------  -----------  ------------------  --------  ---------  ---------
Balance at December 25, 1999.........                $(151,121)   $(641,117)     $ (33,260)         $ 705   $ 585,484   $(62,933)
  Comprehensive income:
    Net income.......................    $ 24,719       24,719       24,719             --             --          --         --
      Other comprehensive income
        (loss), net of tax:
      Foreign currency
        translations adjustments.....      (8,971)      (8,971)          --         (8,971)            --          --         --
      Pension equity adjustment......          54           54           --             54             --          --         --
                                         --------
                                         $ 15,802
                                         ========
  Compensation expense adjustment....                      540           --             --             --         540         --
  Purchase of treasury stock
     (26 shares).....................                     (141)          --             --             --          --       (141)
  Exercise of stock options
     (17 shares).....................                       40           --             --             --         (46)        86
                                                     ---------    ---------      ---------          -----   ---------   --------
Balance at July 1, 2000..............                $(134,880)   $(616,398)     $ (42,177)         $ 705   $ 585,978   $(62,988)
                                                     =========    =========      =========          =====   =========   ========


        The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                Foreign Currency    Pension    Accumulated Other
                                   Translation      Equity       Comprehensive
                                   Adjustments     Adjustment         Loss
                                ----------------   ----------  -----------------

Balance at December 25, 1999...   $ (32,203)        $ (1,057)     $ (33,260)
Current period change..........      (8,971)              54         (8,917)
                                  ---------         --------      ---------
Balance at July 1, 2000........   $ (41,174)        $ (1,003)     $ (42,177)
                                  =========         ========      =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


M.       SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):

                                                          Quarter Ended                        Six Months Ended
                                                 ----------------------------          ------------------------------
                                                   July 1,          June 26,             July 1,            June 26,
                                                    2000              1999                2000                1999
                                                 (13 weeks)        (13 weeks)          (27 weeks)          (26 weeks)
                                                 ----------        ----------          ----------          ----------
         Net sales............................   $  507,209        $  486,821          $1,041,970          $  965,158
         Gross profit.........................       84,133            78,262             167,848             148,850
         Income from continuing operations....       11,083             5,502              18,135               7,977
         Net income (loss)....................       17,683             5,502              24,735                (873)

                                                   July 1,         December 25,
                                                    2000              1999
                                                 ----------        ------------

         Current assets.......................   $  499,227        $  465,312
         Noncurrent assets....................      851,200           883,524
         Current liabilities..................      423,673           362,226
         Noncurrent liabilities...............    1,059,133         1,135,174


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

N.       NEWLY ISSUED ACCOUNTING STANDARDS:

     In September 1999, the Financial Accounting Standards Board's ("FASB's") Emerging Issue Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The Company adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. The adoption of EITF No. 99-5 did not have a material effect on the consolidated financial position or the results of operations of the Company. At July 1, 2000, the Company had assets of approximately $5.3 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, approximately $42.2 million for molds, dies and other tools that are customer-owned and approximately $2.3 million for molds, dies and other tools that the Company owns.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Under SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133," which provides additional guidance for certain derivative instruments and hedging activities addressed in SFAS No. 133. SFAS No. 138 shall be adopted concurrently with the adoption of SFAS No. 133. The Company is currently analyzing the impact of adoption of SFAS Nos. 133 and
138. The adoption of SFAS Nos. 133 and 138 could increase volatility in earnings and other comprehensive income.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, the Company's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarter ended July 1, 2000, June 26, 1999 and March 27, 1999 all consisted of 13 weeks. Therefore, sales in all divisions and associated costs and expenses were impacted by the longer reporting period in the first quarter of 2000.

NET SALES: Net sales for the second quarter of 2000 increased 4.2% to $507.2 million, up $20.4 million from the second quarter of 1999. For the six months ended July 1, 2000, net sales increased 8.0% to $1,042.0 million compared to $965.2 million for the six months ended June 26, 1999. Management estimates that approximately $35.0 million of the year-to-date increase is due to the inclusion of the additional week in the first quarter of 2000. Net sales for the North American Interior Systems division during the quarter were up approximately 8.0% to $315.4 million. For the six months ended July 1, 2000, net sales for the Company's North American Interior Systems division were up 11% to $642.1 million compared to $576.1 million in 1999. These increases primarily resulted from strong production schedules and a favorable model mix. Net sales for the European Automotive Interior Systems division for the quarter were flat compared to the second quarter of 1999 at $77 million. The European division experienced gains from industry production and new business activity, but these gains were offset by the negative impact of foreign currency translation. For the six months ended July 1, 2000, net sales for the Company's European Automotive Interior Systems division increased 3% to $163.2 million compared to 1999. The year-to-date increase resulted from increased sales levels for the carpet, acoustics and plastics operations among several customers. Net sales for the Specialty Automotive Products division decreased 2.0% to $114.8 million compared to the second quarter of 1999. The decrease is due primarily to lower convertible production volumes on Ford's Mustang and reduced production for Chrysler's Sebring convertible which is undergoing a major model changeover. For the six months ended July 1, 2000, net sales for the Company's Specialty Automotive Products division increased 3% to $236.7 million primarily due to production volume increases in the fabrics business.

Approximately 18% of the Company's year-to-date sales for 2000 and 1999, were attributable to products utilized in vehicles built outside North America. The Company's North American content per vehicle was approximately $90 for the six months ended July 1, 2000, compared to an average of $88 for the 1999 fiscal year. The Company's European content per vehicle was approximately $15 for the six months ended July 1, 2000, compared to an average of $15 for the 1999 fiscal year.

GROSS MARGIN: For the second quarter of 2000, gross margin was 16.6%, up from 16.1% in the comparable 1999 period. For the six months ended July 1, 2000, gross margin was 16.1%, up from 15.4% in the comparable 1999 period. These increases are primarily a result of increased operating efficiencies related to higher volume in North America and Europe, the benefits of the restructuring program implemented in 1999 and 2000 and improvements made at the Company's plastics facility in Manchester, Michigan, which experienced significant start-up costs in 1999 related to a program launch. These improvements were partially offset by costs associated with the relocation of the Company's headliner fabric business from Cramerton, North Carolina to another fabrics facility, as well as the impact of lower convertible volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the second quarter of 2000 were $38.0 million compared to $38.3 million in the 1999 period. For the six months ended July 1, 2000, selling, general and administrative expenses increased 3.1% primarily due to spending for product development for new convertible top programs, establishment of headquarter operations in Troy, Michigan and Wiesbaden, Germany, continued investment in computer systems and the inclusion of the additional week in the first quarter of 2000. As a percentage of sales, selling, general and administrative expenses were 7.5% and 7.9% for the second quarters of 2000 and 1999, respectively, and 7.8% and 8.2% for the six months ended July 1, 2000 and June 26, 1999, respectively.

RESTRUCTURING CHARGE: During the second quarter of 1999, the Company recognized a $4.6 million restructuring charge, principally representing severance costs associated with employee reductions in connection with the Reorganization. The charge also includes a $0.5 million impairment loss related to assets located in a plastics facility which was closed as part of the Reorganization.

INTEREST EXPENSE: Interest expense, net of interest income of $0.8 million and $0.6 million for the second quarter of 2000 and 1999, respectively, increased $1.4 million to $24.4 million for the second quarter of 2000. For the six months

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ended July 1, 2000, interest expense, net of interest income of $1.4 million for the six months ended July 1, 2000 and June 26, 1999, increased $4.7 million to $49.5 million. These increases in interest expense are primarily attributed to higher average interest rates and higher average debt balances than in the comparative 1999 periods. Also, on a year-to-date basis, interest expense increased due to the impact of the additional week in the first quarter of fiscal 2000.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $2.0 million was recognized during the second quarter of 2000, compared to a loss of $1.3 million for the second quarter of 1999. The $0.7 million increase is primarily due to higher interest rates, increased sales of eligible receivables under the facility and hedging costs on non-U.S. dollar receivables. Losses of $5.8 million and $2.6 million were recognized for the six months ended July 1, 2000 and June 26, 1999, respectively. During the first quarter of 2000, the Company entered into a new accounts receivable securitization arrangement, resulting in a one-time expense for initial fees totaling $1.6 million. The remaining year-to-date increase is due to higher interest rates. The Company's prior securitization facility expired in December, 1999.

OTHER EXPENSE (INCOME): The Company recognized other expense of $2.5 million in the second quarter of 2000, compared to other income of $1.0 million in the second quarter of 1999. The increase in other expense resulted primarily from foreign exchange losses on the Canadian dollar, Mexican peso and British pound sterling in 2000. For the six months ended July 1, 2000, the Company recognized other expense of $1.4 million, compared to other expense of $1.2 million in the comparable 1999 period.

INCOME TAXES: The Company recognized income tax expense of $6.1 million in the second quarter of 2000 compared to income tax expense of $6.7 million in the second quarter of 1999. For the six months ended July 1, 2000 the Company recognized income tax expense of $11.4 million, compared to income tax expense of $8.9 million in the comparable 1999 period. The Company's effective tax rate was 35.5% and 55.8% in the second quarters of 2000 and 1999, respectively, and 38.7% and 53.9% for the six months ended July 1, 2000 and June 26, 1999, respectively. The percentage decreases in the Company's reported tax rates for the quarter and six months ended July 1, 2000 are primarily due to the impact of one-time items, including R&D credits and state franchise tax refunds, along with the effects of certain state taxes and non-deductible goodwill, which do not fluctuate with income.

DISCONTINUED OPERATIONS: During the second quarter of fiscal 2000, the Company settled environmental claims related to discontinued operations for a total of $20 million. Of this amount, $6.6 million was recorded as income from discontinued operations, net of income taxes of $4.4 million.

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

NET INCOME (LOSS): The combined effect of the foregoing resulted in net income of $17.7 million in the second quarter of 2000, compared to net income of $5.3 million in the second quarter of 1999. The Company recognized net income of $24.7 million for the six months ended July 1, 2000 and a net loss of $1.2 million for the six months ended June 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $63.5 million and $14.0 million at July 1, 2000 and December 25, 1999, respectively. The Company had a total of $112.5 million of borrowing availability under its credit arrangements as of July 1, 2000. Availability as of July 1, 2000 has been reduced by outstanding letters of credit of $16.6 million. The total was comprised of $95.6 million under the revolving credit facility (including $47.2 million available to the Canadian Borrowers, as hereinafter defined), and approximately $16.9 million under bank demand lines of credit in Austria and Canada and a line of credit for certain other European locations.

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

         At July 1, 2000, the Company had outstanding $71.3 million under the Term Loan A Facility, $119.0 million under the Term Loan B Facility, $97.0 million under the Term Loan C Facility, and $137.8 million under the Revolving Credit Facility (including $12.8 million borrowed by the Canadian Borrowers).

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

         At July 1, 2000, JPS Automotive had approximately $86.9 million of indebtedness outstanding (including a premium of $0.9 million) related to the JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"). On July 24, 2000, $5.9 million principal amount of the JPS Automotive Senior Notes were repurchased by JPS Automotive on the open market and retired. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes. For additional discussion of the JPS Automotive Senior Notes, see Note 10 to the Consolidated Financial Statements included in the 10-K.

         On December 27, 1999, the Company entered into a new receivables facility (the "New Receivables Facility"), replacing the Company's previous receivables facility (the "Old Receivables Facility"). The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp remains the purchaser of the Sellers' trade receivables, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper, which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually for up to five years.

         The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending upon criteria similar to those in the Old Receivables Facility. On December 27, 1999, the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company funded $120 million through the New Receivables Facility, leaving approximately $12 million available, but unutilized. At July 1, 2000, $106.7 million was funded under the New Receivables Facility, resulting in the full utilization of the facility. For further discussion of the New Receivables Facility, see Note G to the Condensed Consolidated Financial Statements and Note 11 to the Consolidated Financial Statements included in the 10-K.

         The Company has a master equipment lease agreement for a maximum of $50 million of machinery and equipment. At July 1, 2000, the Company had approximately $20.0 million of potential availability under this master lease for future machinery and equipment requirements of the Company subject to the lessor's approval. In the quarter ended July 1, 2000, the Company made lease payments relating to continuing operations of approximately $1.4 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be approximately $3.3 million during the remainder of fiscal 2000.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the New Receivables Facility. Net cash provided by the continuing operating activities of the Company was $7.2 million for the quarter ended July 1, 2000, compared to net cash provided of $25.9 million in the quarter ended June 26, 1999. Net cash provided by continuing operating activities of the Company was $76.1 million for the six months ended July 1, 2000 compared to $41.4 for the six months ended June 26, 1999. The decrease in cash provided by continuing operating activities for the quarter ended July 1, 2000, is primarily due to a decrease in accounts payable associated with the timing of vendor payments and a decrease in accounts receivable collections resulting from customers delaying payments partially offset by the increase in income from continuing operations. The increase in cash provided by operating activities for the six months ended July 1, 2000, is primarily due to the increase in income from continuing operations, improved collections of accounts receivable resulting from a compensation program implemented in 1999 which is based in part upon maximizing cash flow and increasing asset utilization, and the release of cash collateral (reflected in Other, net in the accompanying consolidated statement of cash flows for the six months ended July 1, 2000) associated with the Old Receivables Facility when it was replaced in the first quarter of fiscal 2000 partially offset by an increase in inventory related to program launches in the fabrics and convertibles businesses.

         The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income tax payments, costs associated with the Company's previously divested businesses and capital expenditures. At July 1, 2000, the Company had total outstanding indebtedness of $918.0 million (excluding short-term borrowings and approximately $16.5 million of outstanding letters of credit) at a weighted average interest rate of 10.4 % per annum.

         The Company's Board of Directors authorized the expenditure of up to $1.4 million in 2000 to repurchase shares of the Company's Common Stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $140 thousand to repurchase shares during the six months ended July 1, 2000 and $1.4 million during the six months ended June 26, 1999.

         Cash interest paid was $38.1 million and $36.1 million for the quarters ended July 1, 2000 and June 26, 1999, respectively. Cash interest paid was $48.4 million was $44.2 million for the six months ended July 1, 2000 and June 26, 1999, respectively.

         Due to the variable interest rates under the Credit Agreement Facilities and the New Receivables Facility, the Company is sensitive to changes in interest rates. Based upon amounts outstanding at July 1, 2000 a .5% increase in each of LIBOR and Canadian bankers' acceptance rates (6.64% and 6.59%, respectively, at July 1, 2000) would impact interest costs by approximately $2.0 million annually on the Credit Agreement Facilities and $0.5 million annually on the New Receivables Facility.

         The current maturities of long-term debt primarily consist of the JPS Automotive Senior Notes, the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 2000 and for 2001, 2002, 2003 and 2004 are $7.8 million, $116.0 million, $32.8 million, $28.3 million and $191.7 million, respectively. The JPS Automotive Senior Notes will mature in June, 2001. The Company plans to satisfy the JPS Automotive Senior Notes obligation primarily with cash generated from operations with a portion being refinanced. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of July 1, 2000, the Company's continuing operations had approximately $10.5 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 2000 will be in the range of $70 million to $75 million, a portion of which may be financed through leasing arrangements. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw materials supply base. During the second quarter of 2000, prices for most of the Company's primary raw materials remained constant with price levels at December 25, 1999. While the Company may not be able to pass on future raw materials price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis in conjunction with its major customers and by continued reductions in the cost of off-quality products and processes.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. On January 5, 2000, Imperial Home Decor Group, Inc., which purchased Wallcoverings in March 1998, filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is currently assessing the impact of that bankruptcy filing. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $11.5 million for the remainder of fiscal 2000. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

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

         Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing businesses in concluding it is more likely than not that the net deferred tax assets of $82.5 million at July 1, 2000 will be realized. A major goal of the Reorganization is to lower the overall cost structure of the Company and

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

         The valuation allowance at July 1, 2000 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of July 1, 2000, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 23 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of July 1, 2000, the Company's estimate of its liability for these 31 sites, is approximately $23.3 million. As of July 1, 2000, the Company has established reserves of approximately $38.7 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

         During the quarter ended July 1, 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds will be paid to the Company in three installments. The first installment of $7.5 million was received on June 30, 2000, with the second and third installments of $7.5 million and $5.0 million to be received in June 2001 and June 2002, respectively. Of the total $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves,

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For the period ended July 1, 2000, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Report on Form 10-K for fiscal year ended December 25, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 1, 2000, the Company held its Annual Meeting of Stockholders. At such meeting, stockholders voted on the following matters: (1) the election of three directors to hold office until the year 2003 Annual Meeting of Stockholders and thereafter until their successors are elected and qualified,
(2) the approval of the amendment of certain provisions of the Company's 1994 Employee Stock Option Plan, and (3) the approval of the Company's 2000 Employee Stock Option Plan. The results of voting were as follows:

         1.  Election of Directors

              Nominee                 For        Withheld       Broker Nonvotes
         -------------------      ----------     --------       ---------------

         Robert C. Clark          57,811,740      25,322                   0
         Marc S. Goldberg         57,811,740      25,322                   0
         Neil P. Simpkins         57,813,690      23,372                   0

         2.  Approval of the Amendment of the 1994 Employee Stock Option Plan

                 For                Against      Abstain        Broker Nonvotes
         -------------------      ----------     --------       ---------------

             54,937,448              648,287         410           2,250,917

         3.  Approval of the 2000 Employee Stock Option Plan

                 For                Against      Abstain        Broker Nonvotes
         -------------------      ----------     --------       ---------------

             54,937,448              648,287         410           2,250,917


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

3(i).2    -   Certificate of Elimination of Cumulative Exchangeable Redeemable
              Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              October 28, 1995.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

3(ii)     -   By-laws of Collins & Aikman Corporation, as amended, are hereby
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

10.1      -   Employment Agreement dated as of March 29, 2000 between Collins &
              Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              April 1, 2000.

10.2      -   Change in control agreement dated as of April 2000, between
              Collins & Aikman Corporation and an executive officer.

10.3      -   Employment agreement dated as of April 1, 2000, between Collins &
              Aikman Products Co. and an executive officer.

10.4      -   Change in control agreement dated as of April 1, 2000, between
              Collins & Aikman  Products Co. and an executive officer.

10.5      -   Collins & Aikman Products Co. 2000 Executive Incentive
              Compensation Plan.

10.6      -   2000 Employee Stock Option Plan.

11        -   Computation of Earnings Per Share.

27        -   Financial Data Schedule.

(b)      Reports on Form 8-K
During the quarter for which this Report on Form 10-Q is being filed, the Company filed no reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 14, 2000


                                   COLLINS & AIKMAN CORPORATION
                                   (Registrant)

                               By: /s/ Rajesh K. Shah
                                   -------------------------------------------
                                   Rajesh K. Shah
                                   Chief Financial Officer and
                                   Executive Vice President

                                   (On behalf of the Registrant and as Principal Financial and Chief Accounting Officer)