Form 10-Q
period 2000-09-30
COLLINS & AIKMAN CORP
filed 2000-11-14
CIK 846815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

                 [X] Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the transition period from ______ to _____

                         Commission File Number 1-10218




                          COLLINS & AIKMAN CORPORATION
             (Exact name of registrant, as specified in its charter)



       Delaware                                                 13-3489233
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)


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

As of November 10, 2000, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 61,978,417 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                    QUARTER ENDED                        NINE MONTHS ENDED
                                                           --------------------------------      --------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 25,      SEPTEMBER 30,      SEPTEMBER 25,
                                                                2000              1999               2000               1999
                                                            (13 WEEKS)         (13 WEEKS)          (40 WEEKS)         (39 WEEKS)
                                                            -----------        -----------        -----------        -----------

Net sales ...........................................       $   423,001        $   427,873        $ 1,464,971        $ 1,393,031
Cost of goods sold ..................................           369,836            363,710          1,243,958          1,180,018
                                                            -----------        -----------        -----------        -----------
Gross profit ........................................            53,165             64,163            221,013            213,013
Selling, general and administrative expenses ........            33,413             37,615            114,949            116,692
Restructuring charge ................................                --             15,293                 --             19,847
                                                            -----------        -----------        -----------        -----------
Operating income ....................................            19,752             11,255            106,064             76,474

Interest expense, net ...............................            23,208             22,997             72,699             67,821
Loss on sale of receivables .........................             1,697              1,201              7,503              3,835
Other expense (income) ..............................              (550)             1,670                897              2,864
                                                            -----------        -----------        -----------        -----------

Income (loss) before income taxes ...................            (4,603)           (14,613)            24,965              1,954
Income tax expense (benefit) ........................              (925)            (8,129)            10,524                804
                                                            -----------        -----------        -----------        -----------

Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of a
  change in accounting principle ....................            (3,678)            (6,484)            14,441              1,150
Income from discontinued operations, net of income
  taxes of $4,400 ...................................                --                 --              6,600                 --
                                                            -----------        -----------        -----------        -----------
Income before extraordinary charge and cumulative
  effect of a change in accounting principle ........            (3,678)            (6,484)            21,041              1,150
Extraordinary charge, net of income taxes of $457 ...              (686)                --               (686)                --
Cumulative effect of a change in accounting
  principle, net of income taxes of $5,083 ..........                --                 --                 --             (8,850)
                                                            -----------        -----------        -----------        -----------

Net income (loss) ...................................       $    (4,364)       $    (6,484)       $    20,355        $    (7,700)
                                                            ===========        ===========        ===========        ===========
Net income (loss) per basic and diluted common share:
  Continuing operations .............................       $     (0.06)       $     (0.10)       $      0.23        $      0.02
  Discontinued operations ...........................                --                 --               0.11                 --
  Extraordinary charge ..............................             (0.01)                --              (0.01)                --
  Cumulative effect of a change in accounting
     principle ......................................                --                 --                 --              (0.14)
                                                            -----------        -----------        -----------        -----------

Net income (loss) ...................................       $     (0.07)       $     (0.10)       $      0.33        $     (0.12)
                                                            ===========        ===========        ===========        ===========


Average common shares outstanding:
  Basic .............................................            61,895             61,955             61,888             61,965
                                                            ===========        ===========        ===========        ===========
  Diluted ...........................................            61,895             61,955             62,457             62,335
                                                            ===========        ===========        ===========        ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                      (UNAUDITED)
                                                                      SEPTEMBER 30,         DECEMBER 25,
ASSETS                                                                     2000                 1999
                                                                       -----------           -----------
Current Assets:
   Cash and cash equivalents ................................          $    31,655           $    13,980
   Accounts and other receivables, net ......................              204,387               233,819
   Inventories ..............................................              139,447               132,625
   Other ....................................................               81,525                84,942
                                                                       -----------           -----------
     Total current assets ...................................              457,014               465,366

Property, plant and equipment, net ..........................              432,861               443,526
Deferred tax assets .........................................               80,781                86,235
Goodwill, net ...............................................              246,672               256,362
Other assets ................................................               78,707                97,401
                                                                       -----------           -----------

                                                                       $ 1,296,035           $ 1,348,890
                                                                       ===========           ===========

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Short-term borrowings ....................................          $     7,772           $     3,088
   Current maturities of long-term debt .....................               77,395                27,992
   Accounts payable .........................................              174,761               198,466
   Accrued expenses .........................................              135,088               132,709
                                                                       -----------           -----------

     Total current liabilities ..............................              395,016               362,255

Long-term debt ..............................................              791,047               884,550
Other, including post-retirement benefit obligation .........              253,677               253,206
Commitments and contingencies................................

Common stock (150,000 shares authorized, 70,521 shares
   issued and 61,895 shares outstanding at September 30, 2000 and 70,521 shares issued and 61,904 shares outstanding at
   December 25, 1999) .......................................                  705                   705
Other paid-in capital .......................................              586,191               585,484
Accumulated deficit .........................................             (620,762)             (641,117)
Accumulated other comprehensive loss ........................              (46,851)              (33,260)
Treasury stock, at cost (8,626 shares at September 30, 2000
   and 8,617 shares at December 25, 1999) ...................              (62,988)              (62,933)
                                                                       -----------           -----------

     Total common stockholders' deficit .....................             (143,705)             (151,121)
                                                                       -----------           -----------
                                                                       $ 1,296,035           $ 1,348,890
                                                                       ===========           ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           QUARTER ENDED                     NINE MONTHS ENDED
                                                                  -------------------------------     ------------------------------
                                                                  SEPTEMBER 30,     SEPTEMBER 25,     SEPTEMBER 30,    SEPTEMBER 25,
                                                                      2000              1999              2000              1999
                                                                   (13 WEEKS)        (13 WEEKS)        (40 WEEKS)        (39 WEEKS)
                                                                   ---------         ---------         ---------         ---------
OPERATING ACTIVITIES
Income (loss) from continuing operations ..................        $  (3,678)        $  (6,484)        $  14,441         $   1,150
  Adjustments to derive cash flow from continuing operating
       activities:
     Impairment of long-lived assets ......................               --             5,057                --             5,593
     Deferred income tax expense (benefit) ................           (3,484)           (8,136)            1,853            (9,367)
     Depreciation and amortization ........................           17,438            17,013            54,692            51,944
     Decrease (increase) in accounts and other receivables            11,336           (13,326)           37,802               225
     Increase in inventories ..............................           (7,144)          (13,034)           (6,822)           (2,651)
     Increase (decrease) in accounts payable ..............            5,994            10,975           (23,705)          (10,232)
     Increase in interest payable .........................           14,744            13,243            16,246            14,591
     Other, net ...........................................           (7,245)          (14,278)            9,599           (18,785)
                                                                   ---------         ---------         ---------         ---------


       Net cash provided by (used in) continuing operating
         activities .......................................           27,961            (8,970)          104,106            32,468
                                                                   ---------         ---------         ---------         ---------

       Net cash provided by (used in) discontinued
         operations .......................................           (2,017)           (1,355)            2,229            (5,786)
                                                                   ---------         ---------         ---------         ---------


INVESTING ACTIVITIES
Additions to property, plant and equipment ................          (19,738)          (22,835)          (50,310)          (55,212)
Sales of property, plant and equipment ....................            1,258             7,319             1,832             9,953
Other, net ................................................               --                --                --            (1,169)
                                                                   ---------         ---------         ---------         ---------

       Net cash used in investing activities ..............          (18,480)          (15,516)          (48,478)          (46,428)
                                                                   ---------         ---------         ---------         ---------

FINANCING ACTIVITIES
Issuance of long-term debt ................................               --                --                --           100,000
Repayment of long-term debt ...............................          (38,592)           (5,849)          (60,045)          (15,335)
Proceeds from (reduction of) participating interests in
  accounts receivable .....................................            8,250            (3,900)           (1,570)           (6,100)
Net borrowings (repayments) on revolving credit facilities           (10,606)            9,779            15,599            (7,602)
Increase on short-term borrowings .........................            1,643             6,477             5,917             1,205
Dividends paid ............................................               --                --                --           (50,198)
Reissuance (purchase) of treasury stock, net ..............               18              (284)              (83)           (1,592)
                                                                   ---------         ---------         ---------         ---------

       Net cash provided by (used in) financing activities           (39,287)            6,223           (40,182)           20,378
                                                                   ---------         ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents ......          (31,823)          (19,618)           17,675               632
Cash and cash equivalents at beginning of period ..........           63,478            44,005            13,980            23,755
                                                                   ---------         ---------         ---------         ---------
Cash and cash equivalents at end of period ................        $  31,655         $  24,387         $  31,655         $  24,387
                                                                   =========         =========         =========         =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ORGANIZATION:

         Collins & Aikman Corporation (the "Company") is a Delaware corporation. As of September 30, 2000, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners, L.P. ("WP Partners") and their respective affiliates collectively owned approximately 87% of the common stock of the Company (the "Common Stock").

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

         The Company's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, the Company's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarters ended September 30, 2000, July 1, 2000, September 25, 1999, June 26, 1999 and March 27, 1999 consisted of 13 weeks.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 25, 1999.

C.       FOREIGN CURRENCY PROTECTION PROGRAMS:

         The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 2000 and fiscal 2001. These contracts aggregated a U.S. dollar equivalent of $223.8 million at September 30, 2000. The fair value of these contracts approximated the contract value at September 30, 2000.

         During 2000 and 1999, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. The premiums associated with these contracts are amortized over the contracts' terms which are one year or less. The total notional amount purchased was $214.2 million with associated premiums of $1.5 million. The total notional amount outstanding at September 30, 2000 was $57.0 million.

D.       INVENTORIES:

         Inventory balances are summarized below (in thousands):

                     SEPTEMBER 30,    DECEMBER 25,
                         2000            1999
                       --------        --------
Raw materials ...      $ 77,934        $ 69,182
Work in process..        31,916          27,073
Finished goods...        29,597          36,370
                       --------        --------
                       $139,447        $132,625
                       ========        ========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.7 million and $5.3 million for the quarter and nine months ended September 30, 2000 and $1.4 million and $5.2 million for the quarter and nine months ended September 25, 1999, respectively. Accumulated amortization at September 30, 2000 was $30.2 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the projected non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At September 30, 2000, the Company believes the recorded value of its goodwill of $246.7 million is fully recoverable.

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

         At September 30, 2000, the Company had outstanding $71.3 million on the Term Loan A Facility, $119.0 million on the Term Loan B Facility, $97.0 million on the Term Loan C Facility and $127.7 million under the Revolving Credit Facility (including $7.7 million borrowed by the Canadian Borrowers).

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

         Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility, as amended March 8, 1999, bears interest at a per annum rate equal to the Company's choice of (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus .5% and Chase's base certificate of deposit rate plus 1.00%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from .25% to 1.25% or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 1.25% to 2.25%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization and other non-cash charges), were 1.75% in the case of the LIBOR/BA Margin and .75% in the case of the ABR/Canadian Prime Rate Margin on September 30, 2000. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ABR/Canadian Prime Rate Margin or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended March 8, 1999 bears interest at a per annum rate equal to the Company's choice of (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 1.25% to 1.75% (the "Tranche B ABR Margin") or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 2.25% to 2.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin were 1.50% and 2.50%, respectively, at September 30, 2000. Indebtedness under the Term Loan C Facility bears interest at a per annum rate equal to LIBOR plus 3.25% (the "Tranche C LIBOR Margin") or Chase's Alternate Base Rate plus 2.25% (the "Tranche C ABR Margin"). The weighted average rate of interest on the Credit Agreement Facilities at September 30, 2000 was 9.1%.

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

         At September 30, 2000, the scheduled maturities of long-term debt are as follows (in thousands):

        Remainder of fiscal year 2000.................  $  7,000
        Fiscal year 2001..............................    77,395
        Fiscal year 2002..............................    32,798
        Fiscal year 2003..............................    28,244
        Fiscal year 2004..............................   181,475
        Later years...................................   541,530
                                                        --------
                                                        $868,442
                                                        ========
G.       RECEIVABLES FACILITY:

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


         The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending upon criteria similar to those in the Old Receivables Facility. On December 27, 1999, the Company funded $120 million through the New Receivables Facility, leaving approximately $12 million available, but unutilized. At September 30, 2000, $114.9 million was funded under the New Receivables Facility, leaving approximately $.5 million available, but unutilized. The interest rate on sold interests is equal to the rate paid by the conduits to the holders of the commercial paper plus a margin of .70% and dealer fees of .05% (7.36% at inception and 8.04% at September 30, 2000). In addition, the Company pays .25% on the unused committed portion of the facility. The New Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $40 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and change in credit and collection practices) customary for facilities of this type. The commitments under the New Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy,

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

insufficient eligible receivables to support the outstanding certificates, default by C&A Products in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

H.       RESTRUCTURING:

         On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Wiesbaden, Germany. In addition, the Company subsequently implemented a global account manager structure for each of the Company's automotive original equipment manufacturer ("OEM") customers. The Company undertook the Reorganization to reduce costs and improve operating efficiencies through the Company's operations and to more effectively respond to the OEMs' demand for complete interior trim systems and more sophisticated components. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. Although these products have not historically been sold in conjunction with the Company's other interior trim offerings, the Company's new strategy of leveraging its acoustic capabilities with its design and styling expertise has changed the marketing approach for all of the Company's products.

         The 1999 Reorganization included the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999 and the relocation of its operations to another fabrics facility was completed in 2000. The acoustics facility in Vastra Frolunda, Sweden, was closed in September 2000 and its operations were relocated to other facilities in Europe. In addition to these closures, the Company recognized severance costs for operating personnel at the Company's plastics operations in the United Kingdom and the Company's fabrics, convertibles and accessory floormats operations in North America. The Company also recognized severance costs for management and administrative personnel at the Company's former North Carolina headquarters and North American Automotive Interior Systems division. As of September 30, 2000, approximately 1,000 employees had been terminated. When completed, the Reorganization will affect approximately 1,100 employees. The Company currently expects the Reorganization plan to be substantially completed by December 2000.


         During the quarter ended September 25, 1999, the Company recognized a pre-tax restructuring charge of $15.3 million, including asset impairments of $5.1 million. During 1999, the Company recognized a total pre-tax restructuring charge related to the Reorganization of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commissions contracts at the Company's North American plastics operations.

         The components of the reserves for the restructuring charges are as follows (in thousands):

                                                                Original        Changes in       Remaining
                                                                Reserve          Reserve          Reserve
                                                                --------         --------         --------
Anticipated severance benefits .........................        $ 15,061         $(13,301)        $  1,760
Anticipated payments related to the termination of sales
  commission arrangements ..............................           4,969           (1,669)           3,300
                                                                --------         --------         --------
                                                                $ 20,030         $(14,970)        $  5,060
                                                                ========         ========         ========


I.       EMPLOYEE BENEFIT PLANS

         During the quarter ended September 30, 2000, the Company recognized a net $1.0 million curtailment gain related to a reduction in employees participating in the Collins & Aikman Corporation Supplemental Retirement Income Plan, a plan whose participation is limited to a select group of key executives. The gain has been reflected in selling, general and administrative expenses in the accompanying statements of operations for the quarter and nine months ended September 30, 2000.

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


         Information about the Company's divisions is presented below (in thousands):

                                                    Quarter Ended September 30, 2000 (13 weeks)
                             -------------------------------------------------------------------------------------
                              North American       European       Specialty
                                Automotive        Automotive      Automotive
                             Interior Systems  Interior Systems    Products           Other (a)            Total
                             ----------------  ----------------   ----------         ----------         ----------
External revenues .....        $  266,521        $   55,801       $  100,679         $       --         $  423,001
Inter-segment revenues              6,537             8,712            5,274            (20,523)                --
Depreciation and
     amortization .....             9,067             4,662            3,324                385             17,438
Operating income (loss)            17,765             1,670             (453)               770             19,752
Total assets ..........           753,072           215,659          243,697             83,607          1,296,035
Capital expenditures ..             8,525             5,207            5,728                278             19,738


                                                   Quarter Ended September 25, 1999  (13 weeks)
                             -------------------------------------------------------------------------------------
                              North American       European       Specialty
                                Automotive        Automotive      Automotive
                             Interior Systems  Interior Systems    Products           Other (a)            Total
                             ----------------  ----------------   ----------         ----------         ----------
External revenues .....        $  260,032        $   64,412       $  103,429         $       --         $  427,873
Inter-segment revenues             21,138             6,724            7,151            (35,013)                --
Depreciation and
     amortization .....             9,352             3,645            3,687                329             17,013
Operating income (loss)            15,412             3,060            7,170            (14,387)            11,255
Total assets ..........           805,222           249,077          240,664            106,863          1,401,826
Capital expenditures ..            15,030             4,340            2,471                994             22,835

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                    Nine Months Ended September 30, 2000  (40 weeks)
                             -------------------------------------------------------------------------------------
                              North American       European       Specialty
                                Automotive        Automotive      Automotive
                             Interior Systems  Interior Systems    Products           Other (a)            Total
                             ----------------  ----------------   ----------         ----------         ----------
External revenues .....        $  908,588        $  219,016        $  337,367        $       --         $1,464,971
Inter-segment revenues             14,954            27,517            26,755           (69,226)                --
Depreciation and
     amortization .....            30,636            13,352             9,579             1,125             54,692
Operating income (loss)            77,050             9,027            20,039               (52)           106,064
Total assets ..........           753,072           215,659           243,697            83,607          1,296,035
Capital expenditures ..            25,429            12,897            12,408              (424)            50,310


                                                   Nine Months Ended September 25, 1999 (39 weeks)
                             -------------------------------------------------------------------------------------
                              North American       European       Specialty
                                Automotive        Automotive      Automotive
                             Interior Systems  Interior Systems    Products           Other (a)            Total
                             ----------------  ----------------   ----------         ----------         ----------
External revenues .....        $  836,089        $  223,505        $  333,437        $       --         $1,393,031
Inter-segment revenues             65,211            21,067            25,285          (111,563)                --
Depreciation and
     amortization .....            27,674            12,256            11,227               787             51,944
Operating income (loss)            55,638             6,979            32,649           (18,792)            76,474
Total assets ..........           805,222           249,077           240,664           106,863          1,401,826
Capital expenditures ..            33,509            11,377             6,925             3,401             55,212

(a) Other includes the Company's discontinued operations, non-operating units and the effect of eliminating entries.

         Sales for the Company's primary product groups are as follows (in thousands):

                                              Quarter Ended                     Nine Months Ended
                                      -------------------------------     ------------------------------
                                      September 30,     September 25,     September 30,    September 25,
                                          2000              1999              2000              1999
                                       (13 weeks)        (13 weeks)        (40 weeks)        (39 weeks)
                                       ----------        ----------        ----------        ----------
Molded floor carpet ...........        $  101,795        $  110,387        $  346,634        $  342,475
Luggage compartment trim ......            16,916            20,957            64,228            63,062
Acoustical products ...........            42,322            44,014           164,712           151,501
Accessory floormats ...........            36,704            37,625           119,387           120,486
Plastic-based interior modules,
  systems and components ......           101,188            91,926           368,205           316,820
Automotive fabrics ............            76,088            66,461           218,505           199,034
Convertible top systems .......            14,738            25,464            82,757            95,550
Other .........................            33,250            31,039           100,543           104,103
                                       ----------        ----------        ----------        ----------
Total .........................        $  423,001        $  427,873        $1,464,971        $1,393,031
                                       ==========        ==========        ==========        ==========

         The Company performs periodic credit evaluations of its customers' financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. Receivables generally are due within 45 days of shipment; credit losses have consistently been within management's expectations and are provided for in the consolidated financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                                                  Nine Months Ended
                                                                            -----------------------------
                                                                            September 30,   September 25,
                                                                                 2000           1999
                                                                                 ----           ----
General Motors Corporation ............................................          30.9%          31.5%
Ford Motor Company ....................................................          20.7%          19.8%
DaimlerChrysler AG ....................................................          17.5%          19.0%

  Sales for the Company's continuing operations in different geographic areas are presented below (in thousands):


                             Quarter Ended                       Nine Months Ended
                     -------------------------------     -------------------------------
                     September 30,     September 25,     September 30,     September 25,
                         2000              1999              2000              1999
                      (13 weeks)        (13 weeks)        (40 weeks)        (39 weeks)
                      ----------        ----------        ----------        ----------
United States..       $  263,069        $  245,209        $  852,588        $  795,959
Canada ........           89,892            92,824           318,071           292,468
Mexico ........           14,240            25,428            75,297            81,099
United Kingdom.           22,570            26,401            90,365            89,344
Other (a) .....           33,230            38,011           128,650           134,161
                      ----------        ----------        ----------        ----------
Consolidated ..       $  423,001        $  427,873        $1,464,971        $1,393,031
                      ==========        ==========        ==========        ==========

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands.


         Long-lived assets for the Company's continuing operations in different geographical regions is presented below (in thousands):


                    September 30,   September 25,
                        2000            1999
                      --------        --------
United States..       $527,718        $543,043
Canada ........         85,525          85,726
Mexico ........         24,912          17,829
United Kingdom.         53,420          62,065
Other (a) .....         66,665          77,793
                      --------        --------
Consolidated ..       $758,240        $786,456
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

M.       COMMON STOCKHOLDERS' DEFICIT:

         Total comprehensive income (loss) for the quarters ended September 30, 2000 and September 25, 1999 was $(9.0) million and $1.3 million, respectively. For the nine months ended September 30, 2000 and September 25, 1999, comprehensive income (loss) was $6.8 million and $(13.6) million, respectively. Activity in the common stockholders' deficit since December 25, 1999 is as follows (in thousands):

                                       Current Year                                                             Other
                                      Comprehensive              Accumulated  Accumulated Other    Common      Paid-In     Treasury
                                          Income       Total       Deficit    Comprehensive Loss    Stock      Capital      Stock
                                      -------------  ---------   -----------  ------------------  ---------   ---------   ---------
Balance at December 25, 1999 .......                 $(151,121)   $(641,117)      $ (33,260)      $     705   $ 585,484   $ (62,933)
   Comprehensive income:
        Net income .................     $  20,355      20,355       20,355              --              --          --          --
   Other comprehensive income
          (loss), net of tax:
        Foreign currency
          translations adjustments .       (13,663)    (13,663)          --         (13,663)             --          --          --
        Pension equity adjustment ..            72          72           --              72              --          --          --
                                         ---------
                                         $   6,764
                                         =========
   Compensation expense adjustment .                       735           --              --              --         735          --
   Purchase of treasury stock
        (26 shares) ................                      (141)          --              --              --          --        (141)
   Exercise of stock options
        (17 shares) ................                        58           --              --              --         (28)         86
                                                     ---------    ---------       ---------       ---------   ---------   ---------
Balance at September 30, 2000 ......                 $(143,705)   $(620,762)      $ (46,851)      $     705   $ 586,191   $ (62,988)
                                                     =========    =========       =========       =========   =========   =========


        The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                   Foreign Currency        Pension        Accumulated Other
                                      Translation          Equity           Comprehensive
                                      Adjustments        Adjustment             Loss
                                   ----------------      ----------       -----------------
Balance at December 25, 1999..         $(32,203)          $ (1,057)          $(33,260)
Current period change ........          (13,663)                72            (13,591)
                                       --------           --------           --------
Balance at September 30, 2000.         $(45,866)          $   (985)          $(46,851)
                                       ========           ========           ========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

N.       SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):

                                       Quarter Ended                Nine Months Ended
                               ----------------------------  ----------------------------
                               September 30,  September 25,  September 30,  September 25,
                                   2000           1999           2000           1999
                                (13 weeks)     (13 weeks)     (40 weeks)     (39 weeks)
                                -----------    -----------    -----------    -----------
Net sales ..................... $   423,001    $   427,873    $ 1,464,971    $ 1,393,031
Gross profit ..................      53,165         64,163        221,013        213,013
Income (loss) from continuing
  operations ..................      (3,700)        (6,439)        14,435          1,538
Net income (loss) .............      (4,386)        (6,439)        20,349         (7,312)


                             September 30,        December 25,
                                 2000                 1999
                              -----------         -----------
Current assets..........      $   456,911         $   465,312
Noncurrent assets.......          839,021             883,524
Current liabilities.....          395,016             362,226
Noncurrent liabilities..        1,042,140           1,135,174


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

O.       NEWLY ISSUED ACCOUNTING STANDARDS:

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending on or after December 15, 2000. The Company is currently analyzing the impact of SFAS No. 140 on its receivables facility discussed in Note G.

     In September 1999, the Financial Accounting Standards Board's ("FASB's") Emerging Issue Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The Company adopted the provisions of EITF No. 99-5 on a

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

prospective basis on December 26, 1999. The adoption of EITF No. 99-5 did not have a material effect on the consolidated financial position or the results of operations of the Company. At September 30, 2000, the Company had assets of approximately $7.2 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, approximately $38.6 million (of which $34.1 million is reimbursable) for molds, dies and other tools that are customer-owned and approximately $7.1 million for molds, dies and other tools that the Company owns.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Under SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," which provides additional guidance for certain derivative instruments and hedging activities addressed in SFAS No. 133. SFAS No. 138 shall be adopted concurrently with the adoption of SFAS No. 133.

         The Company is in the process of implementing the appropriate systems and processes to adopt these statements effective January, 2001. The statements provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The amount of such adjustment, and the effect of such statements on the Company's financial position and results of operations during 2001, will depend in part on future derivative transactions entered into prior to January 1, 2001, and the fair value of derivatives held as of such date, and therefore is not determinable at this time. The adoption of SFAS Nos. 133 and 138 could increase volatility in earnings and other comprehensive income.


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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's fiscal year ends on the last Saturday of December. The 2000 fiscal year will consist of 53 weeks. In a 53-week year, the Company's policy is to include the additional week in the first quarter of the year. As a result, the quarter ended April 1, 2000 consisted of 14 weeks. The quarters ended September 30, 2000, July 1, 2000, September 25, 1999, June 26, 1999 and March 27, 1999 all
consisted of 13 weeks. Therefore, sales in all divisions and associated costs and expenses were impacted by the longer reporting period in the first quarter of fiscal 2000.

NET SALES: Net sales for the third quarter of 2000 decreased 1.1% to $423.0 million, down $4.9 million from the third quarter of 1999. For the nine months ended September 30, 2000, net sales increased 5.2% to $1,465.0 million compared to $1,393.0 million for the nine months ended September 25, 1999. Management estimates that approximately $35.0 million of the year-to-date increase is due to the inclusion of the additional week in the first quarter of 2000. Net sales for the North American Interior Systems division during the quarter ended September 30, 2000 were up approximately 2.5% to $266.5 million. The increase is primarily attributable to increased sales at the division's plastics operations, driven by the Cadillac DeVille, partially offset by reduced production of the Ford Explorer. For the nine months ended September 30, 2000, net sales for the Company's North American Interior Systems division were up 8.7% to $908.6 million. The year-to-date increase is due to strong production volumes primarily during the first two quarters of the year and a favorable product mix. Net sales for the European Automotive Interior Systems division during the quarter ended September 30, 2000 decreased 13.4% to $55.8 million. For the nine months ended September 30, 2000, net sales for the Company's European Automotive Interior Systems division decreased 2.0% to $219.0 million. These decreases are primarily due to the negative impact of foreign currency translation and a decline in overall production during the third quarter of 2000. Net sales for the Specialty Automotive Products division during the quarter ended September 30, 2000 decreased 2.7% to $100.7 million, primarily due to significantly lower volumes of the Chrysler Sebring convertible, which is undergoing a model changeover. For the nine months ended September 30, 2000, net sales for the Company's Specialty Automotive Products division increased 1.2% to $337.4 million primarily due to production volume increases in the fabrics business, offset by lower convertible volumes.

Approximately 17% of the Company's year-to-date sales for 2000 were attributable to products utilized in vehicles built outside North America, compared to 18% in 1999. The Company's North American content per vehicle was approximately $89 for the nine months ended September 30, 2000, compared to an average of $88 for the 1999 fiscal year. The Company's European content per vehicle was approximately $15 for the nine months ended September 30, 2000, compared to an average of $15 for the 1999 fiscal year.

GROSS MARGIN: For the third quarter of 2000, gross margin was 12.6%, down from 15.0% in the comparable 1999 period. This decrease is primarily due to the impact of lower convertible volumes and costs associated with the relocation of the Company's headliner business from Cramerton, North Carolina to another fabrics facility. For the nine months ended September 30, 2000, gross margin was 15.1%, down from 15.3% in the comparable 1999 period. This decline is primarily attributable to unfavorable convertible sales mix and headliner relocation costs experienced in the third quarter of 2000, partially offset by increases experienced in the first half of 2000 due to increased operating efficiencies related to higher volume in North America and Europe, the benefits of the restructuring program implemented in 1999 and 2000 and improved performance at the Company's plastics facility in Manchester, Michigan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the third quarter of 2000 decreased 11.2% to $33.4 million. This decrease is primarily attributable to one-time pension-related actuarial benefits driven by the Company's restructuring program and tighter expense controls in response to lower production volumes. For the nine months ended September 30, 2000, selling, general and administrative expenses decreased 1.5% to $114.9 million. The decrease experienced in the third quarter of 2000 was partially offset by costs associated with product development for new convertible top programs, costs incurred to establish the Company's new Product Development Division and costs resulting from the establishment of headquarters operations in Troy, Michigan and Wiesbaden, Germany. In addition, on a year-to-year basis, selling, general and administrative expenses increased due to the impact of the additional week in the first quarter of fiscal 2000. As a percentage of sales, selling, general and administrative expenses were 7.9% and 8.8% for the third quarters of 2000 and 1999, respectively, and 7.8% and 8.4% for the nine months ended September 30, 2000 and September 25, 1999, respectively.

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

Michigan plastics facility, which was closed as part of the Reorganization, and $5.2 million of severance costs associated with employee reductions in connection with the Reorganization. The Company also recognized a $4.6 million restructuring charge in the second quarter of 1999, principally representing severance costs and a $0.5 million impairment loss related to the Homer, Michigan plastics facility.

INTEREST EXPENSE: Interest expense, net of interest income of $1.1 million and $0.6 million for the third quarter of 2000 and 1999, respectively, increased $0.2 million to $23.2 million for the third quarter of 2000. The increase in interest expense is primarily due to higher average interest rates during the third quarter of 2000, partially offset by lower interest on the JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"). The Company repurchased $38 million principal amount of JPS Automotive Senior Notes during the third quarter of 2000. Interest expense, net of interest income of $2.5 million and $2.0 million for the nine months ended September 30, 2000 and September 25, 1999, respectively, increased $4.9 million to $72.7 million. The increase in interest expense on a year-to-date basis is primarily attributed to higher average interest rates and higher average debt balances than in the comparative 1999 period. Also, on a year-to-date basis, interest expense increased due to the impact of the additional week in the first quarter of fiscal 2000.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.7 million was recognized during the third quarter of 2000, compared to a loss of $1.2 million for the third quarter of 1999. The $0.5 million increase is primarily due to higher interest rates, increased sales of eligible receivables under the facility and hedging costs on non-U.S. dollar receivables. Losses of $7.5 million and $3.8 million were recognized for the nine months ended September 30, 2000 and September 25, 1999, respectively. During the first quarter of 2000, the Company entered into a new accounts receivable securitization arrangement, resulting in a one-time expense for initial fees totaling $1.6 million. The remaining year-to-date increase is due to higher interest rates and increased sales of eligible receivables. The Company's prior securitization facility expired in December, 1999.

OTHER EXPENSE (INCOME): The Company recognized other income of $0.6 million in the third quarter of 2000, compared to other expense of $1.7 million in the third quarter of 1999. During the third quarter of 2000, the Company recognized foreign exchange gains on U.S./Canadian dollar hedges and transaction gains on the Mexican peso. During the third quarter of 1999, the loss is primarily attributable to amortization of premiums entered into by the Company's Canadian operations to purchase U.S. dollars. For the nine months ended September 30, 2000, the Company recognized other expense of $0.9 million, compared to other expense of $2.9 million in the comparable 1999 period. Foreign exchange losses recognized on the Canadian dollar, Mexican peso and British pound sterling during the first and second quarters were partially offset by the gains recognized in the third quarter discussed above.

INCOME TAXES: The Company recognized an income tax benefit of $0.9 million in the third quarter of 2000 compared to an income tax benefit of $8.1 million in the third quarter of 1999. For the nine months ended September 30, 2000 the Company recognized income tax expense of $10.5 million, compared to income tax expense of $0.8 million in the comparable 1999 period. The Company's effective tax rate was 20.1% and 55.6% in the third quarters of 2000 and 1999, respectively, and 42.2% and 41.1% for the nine months ended September 30, 2000 and September 25, 1999, respectively. The percentage decrease in the Company's reported tax rate for the third quarter of 2000 and the increase in the Company's reported tax rate for the nine months ended September 30, 2000 are primarily due to the impact of certain tax credits reported in the third quarter of 1999, along with the effects of certain state taxes and non-deductible goodwill, which do not fluctuate with income.

DISCONTINUED OPERATIONS: During the second quarter of fiscal 2000, the Company settled environmental claims related to discontinued operations for a total of $20 million. Of this amount, $6.6 million was recorded as income from discontinued operations, net of income taxes of $4.4 million.

EXTRAORDINARY CHARGE: During the third quarter of 2000, the Company recognized an extraordinary charge of $0.7 million in connection with the repurchase of $38 million principal amount of JPS Automotive Senior Notes on the market at prices in excess of carrying values.

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

NET INCOME (LOSS): The combined effect of the foregoing resulted in a net loss of $4.4 million in the third quarter of 2000, compared to a net loss of $6.5 million in the third quarter of 1999. The Company recognized net income of $20.4 million for the nine months ended September 30, 2000 and a net loss of $7.7 million for the nine months ended September 25, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $31.7 million and $14.0 million at September 30, 2000 and December 25, 1999, respectively. The Company had a total of $130.4 million of borrowing availability under its credit arrangements as of September 30, 2000. Availability as of September 30, 2000 has been reduced by outstanding letters of credit of $17.3 million. The total was comprised of $105.1 million under the revolving credit facility (including $52.3 million available to the Canadian Borrowers, as hereinafter defined), and approximately $24.8 million under bank demand lines of credit in Austria and Canada and a line of credit for certain other European locations, and $.5 million available under the Receivables Facility.

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

         At September 30, 2000, the Company had outstanding $71.3 million under the Term Loan A Facility, $119.0 million under the Term Loan B Facility, $97.0 million under the Term Loan C Facility, and $127.7 million under the Revolving Credit Facility (including $7.7 million borrowed by the Canadian Borrowers).

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         At September 30, 2000, JPS Automotive had approximately $48.4 million of indebtedness outstanding (including a premium of $0.3 million) related to the JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"). During the quarter, $38.0 million principal amount of the JPS Automotive Senior Notes were repurchased by JPS Automotive on the open market and retired. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Subordinated Notes. For additional discussion of the JPS Automotive Senior Notes, see Note 10 to the Consolidated Financial Statements included in the 10-K.

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


         The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending upon criteria similar to those in the Old Receivables Facility. On December 27, 1999, the Company funded $120 million through the New Receivables Facility, leaving approximately $12 million available, but unutilized. At September 30, 2000, $114.9 million was funded under the New Receivables Facility, leaving approximately $.5 million available, but unutilized. For further discussion of the New Receivables Facility, see Note G to the Condensed Consolidated Financial Statements and Note 11 to the Consolidated Financial Statements included in the 10-K.

         The Company has equipment lease agreements with several lessors which, subject to specific approval, provide availability of funding for operating leases and sale-leasebacks as allowed in its other financing agreements. In the quarter ended September 30, 2000, the Company made lease payments relating to continuing operations of approximately $.1 million for machinery and equipment sold and leased back under this master lease. The Company expects lease payments for continuing operations under this master lease to be approximately $3.2 million during the remainder of fiscal 2000.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the New Receivables Facility. Net cash provided by the continuing operating activities of the Company was $28.0 million for the quarter ended September 30, 2000, compared to net cash used of $9.0 million in the quarter ended September 25, 1999. Net cash provided by continuing operating activities of the Company was $104.1 million for the nine months ended September 30, 2000 compared to $32.5 million for the nine months ended September 25, 1999. The increase in cash provided by continuing operating activities for the quarter ended September 30, 2000, is primarily due to a decrease in accounts receivable resulting from the timing of customer payments. The increase in cash provided by operating activities for the nine months ended September 30, 2000, is primarily due to the increase in income from continuing operations, improved collections of accounts receivable resulting from a compensation program implemented in 1999 which is based in part upon maximizing cash flow and increasing asset utilization and the timing of customer payments, the release of cash collateral (reflected in Other, net in the accompanying consolidated statement of cash flows for the nine months ended September 30,
2000) associated with the Old Receivables Facility when it was replaced in the first quarter of fiscal 2000, the decrease in tooling balances due to increased billings partially offset by an increase in inventory related to program launches in the fabrics and convertibles businesses.

         The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income tax payments, costs associated with the Company's previously divested businesses and capital expenditures. At September 30, 2000, the Company had total outstanding indebtedness of $868.4 million (excluding short-term borrowings and approximately $17.3 million of outstanding letters of credit) at a weighted average interest rate of 10.3% per annum.

         The Company's Board of Directors authorized the expenditure of up to $1.4 million in 2000 to repurchase shares of the Company's Common Stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $140 thousand to repurchase shares during the nine months ended September 30, 2000 and $1.8 million during the nine months ended September 25, 1999.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cash interest paid was $9.2 million and $9.7 million for the quarters ended September 30, 2000 and September 25, 1999, respectively. Cash interest paid was $57.6 million and $53.9 million for the nine months ended September 30, 2000 and September 25, 1999, respectively.

         Due to the variable interest rates under the Credit Agreement Facilities and the New Receivables Facility, the Company is sensitive to changes in interest rates. Based upon amounts outstanding at September 30, 2000 a .5% increase in each of LIBOR and Canadian bankers' acceptance rates (6.62% and 6.54%, respectively, at September 30, 2000) would impact interest costs by approximately $2.1 million annually on the Credit Agreement Facilities and $0.6 million annually on the New Receivables Facility.

         The current maturities of long-term debt primarily consist of the JPS Automotive Senior Notes, the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 2000 and for 2001, 2002, 2003 and 2004 are $7.0 million, $77.4 million, $32.8 million, $28.2 million and $181.5 million, respectively. The JPS Automotive Senior Notes will mature in June, 2001. The Company plans to satisfy the JPS Automotive Senior Notes obligation primarily with cash generated from operations with a portion being refinanced. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. In addition, the indenture governing the JPS Automotive Senior Notes requires JPS Automotive to apply the net proceeds from the sale of assets of JPS Automotive to offer to purchase JPS Automotive Senior Notes, to the extent not applied within 270 days of such asset sale to an investment in capital expenditures or other long term tangible assets of JPS Automotive, to permanently reduce senior indebtedness of JPS Automotive or to purchase JPS Automotive Senior Notes in the open market.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of September 30, 2000, the Company's continuing operations had approximately $7.9 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 2000 will be in the mid $60 to $70 million range, a portion of which may be financed through leasing arrangements. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw materials supply base. During the third quarter of 2000, oil prices have significantly increased. Prices for most of the Company's other primary raw materials remained constant with price levels at December 25, 1999. While the Company may not be able to pass on future raw materials price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis in conjunction with its major customers and by continued reductions in the cost of off-quality products and processes.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. On January 5, 2000, Imperial Home Decor Group, Inc., which purchased Wallcoverings in March 1998, filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is currently assessing the impact of that bankruptcy filing. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $5.7 million for the remainder of fiscal 2000. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


         Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing businesses in concluding it is more likely than not that the net deferred tax assets of $86.0 million at September 30, 2000 will be realized. A major goal of the Reorganization is to lower the overall cost structure of the Company and thereby increase profitability. These factors along with the timing of the reversal of its temporary differences and the expiration dates of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

         The valuation allowance at September 30, 2000 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

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

approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of September 30, 2000, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 23 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of September 30, 2000, the Company's estimate of its liability for these 34 sites, is approximately $30.1 million. As of September 30, 2000, the Company has established reserves of approximately $38.5 million for the estimated future costs related to all of its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For the period ended September 30, 2000, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the 10-K.

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

10.1    -     Employment Agreement dated as of March 29, 2000 between Collins &
              Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              April 1, 2000.

10.2    -     Change in control agreement dated as of April 2000, between
              Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              July 1, 2000.

10.3    -     Employment agreement dated as of April 1, 2000, between Collins &
              Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              July 1, 2000.

10.4    -     Change in control agreement dated as of April 1, 2000, between
              Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              July 1, 2000.

10.5     -    Service contract between Collins & Aikman Products GmbH and an executive officer.

10.6     -    Employment agreement dated as of August 1, 2000, between Collins &
              Aikman Products Co. and an executive officer.

10.7     -    Change in control agreement dated as of August 1, 2000, between
              Collins & Aikman Corporation and an executive officer.

10.8     -    Employment agreement dated as of August 1, 2000, between Collins &
              Aikman Products Co. and an executive officer.

10.9     -    Change in control agreement dated as of August 1, 2000, between
              Collins & Aikman Corporation and an executive officer.

10.10    -    Settlement agreement dated as of April 27, 2000, between Collins &
              Aikman Products Co. and an executive officer.

10.11    -    Letter agreement dated as of July 13, 2000, between Collins &
              Aikman Corporation and an executive officer.

10.12    -    Letter agreement dated as of April 7, 2000, between Collins &
              Aikman Corporation and an executive officer.

10.13   -     Collins & Aikman Products Co. 2000 Executive Incentive
              Compensation Plan is hereby incorporated by reference to Exhibit
              10.5 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

10.14   -     2000 Employee Stock Option Plan is hereby incorporated by
              reference to Exhibit 10.6 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

11      -     Computation of Earnings Per Share.

27      -     Financial Data Schedule.

(b)      REPORTS ON FORM 8-K

During the quarter for which this Report on Form 10-Q is being filed, the Company filed no reports on Form 8-K.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2000


                                   COLLINS & AIKMAN CORPORATION
                                   (Registrant)

                               By: /s/ Rajesh K. Shah
                                   ---------------------------------------------
                                   Rajesh K. Shah
                                   Chief Financial Officer and
                                   Executive Vice President

                                   (On behalf of the Registrant and as Principal Financial and Chief Accounting Officer)