Form 10-K
period 2000-12-31
COLLINS & AIKMAN CORP
filed 2001-04-02
CIK 846815

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                              5755 NEW KING COURT
                              TROY, MICHIGAN 48098
          (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (248) 824-2500

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------             -----------------------------------------
      Common Stock, $.01 par value                  New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $35,322,726 as of March 23, 2001.

     As of March 23, 2001, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 87,096,863 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2000.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                         FORM 10-K ANNUAL REPORT INDEX

                                                                         PAGE
                                                                         ----
Item 1.    Business....................................................     1
Item 2.    Properties..................................................     6
Item 3.    Legal Proceedings...........................................     6
Item 4.    Submission of Matters to a Vote of Security Holders.........     7
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................     8
Item 6.    Selected Financial Data.....................................     9
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    10
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    20
Item 8.    Financial Statements and Supplementary Data.................    22
Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................    22
Item 10.   Directors and Executive Officers of the Registrant..........    23
Item 11.   Executive Compensation......................................    23
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................    23
Item 13.   Certain Relationships and Related Transactions..............    23
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................    24

                                     PART I

     This Annual Report contains "forward-looking" information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "estimate" and similar words used in this Annual Report. The forward-looking statements in this Annual Report are intended to be subject to the safe harbor protection provided by the federal securities laws.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties (including trade relations and competition). Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on the statements, which speak only as of the date of this Annual Report.

     The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue. We do not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

     Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Annual Report include general economic conditions in the market in which we operate and industry-based factors such as possible declines in the North American and European automobile and light truck builds, labor strikes at our major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and risks associated with conducting business in foreign countries, as well as factors more specific to us such as substantial leverage, limitations imposed by our debt facilities and changes made in connection with the integration of operations acquired by us and the implementation of the global reorganization program. Our divisions may also be affected by changes in the popularity of particular vehicle models, particular interior trim packages or the loss of programs on particular vehicle models and risks associated with conducting business in foreign countries. For a discussion of certain of these and other important factors which may affect our operations, products and markets, see "ITEM 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also our other filings with the Securities and Exchange Commission.

ITEM 1.  BUSINESS

DEVELOPMENTS

     Collins & Aikman Corporation (the "Company") is the global leader in automotive floor and acoustic systems, and is a leading supplier of automotive fabric, interior trim and convertible top systems. The Company is a Delaware corporation which was formed on September 21, 1988. The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary. Predecessors of C&A Products have been in operation for more than a century.

     During the first quarter of 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Capital Partners, L.P. and its affiliates ("Blackstone Partners") and Wasserstein Perella Partners, L.P. and its affiliates ("WP Partners"). In the sale, the Company received gross proceeds of $125.0 million, or approximately $95.0 million after fees and expenses associated with the transactions. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the common stock of the Company.

     Heartland is a private equity firm formed to focus on investments in industrial companies. Heartland's strategy is to facilitate the growth of its controlled companies through acquisitions and internal growth. As a result of Heartland's acquisition of control of the Company, Heartland is entitled to designate a majority of the Company's Board of Directors.

     As a result of the above transactions (collectively the "Heartland Transaction"), the Company's total shares outstanding increased from approximately 62 million shares to approximately 87 million shares and Blackstone Partners' and WP Partners' ownership percentage in the Company declined from approximately 87% to approximately 31%.

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

     During 2000, certain modifications were made to the Reorganization, which changed the original estimates. Severance costs for individuals and payments for the termination of sales commission arrangements originally contemplated in the Reorganization were approximately $3.1 million lower than the original estimates. The reduction consisted of $2.0 million of severance benefits and $1.1 million of payments for termination of sales commission arrangements. However, during 2000, there were additional personnel terminations made as the Company continued to reshape its management team. The Company estimates indicate that the adjustment to reduce the original restructuring provision approximates the provision required for the additional personnel terminated in 2000. As of December 31, 2000, the Company's Reorganization efforts, as modified, were substantially complete and approximately 1,000 employees had been terminated.

     During the first quarter of 2001, the Company announced that it had signed a letter of intent to acquire the Becker Group LLC ("Becker"), a supplier of plastic components to the automotive industry, with 2000 sales of approximately $235 million. Under terms of the letter, the Company will purchase all of the operating assets and equity interests of Becker. Consideration is expected to include $60.0 million in cash, an

$18.0 million non-compete agreement (paid out evenly over five years), 17 million shares of the Company's common stock and warrants for 500,000 shares at an exercise price of $5.00 per share.

     On December 4, 1997, the Company entered into a joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds") to manufacture automotive interior fabrics in the United Kingdom. As of December 31, 2000, the Company and Courtaulds each owned 50% of the joint venture. The Company's investment in the joint venture of $4.8 million at December 31, 2000 and $5.5 million at December 25, 1999 has been included in other assets in the accompanying consolidated balance sheets. During the first quarter of 2001, the Company purchased the remaining 50% from Courtaulds for $4.1 million.

     As part of the 1996 acquisition of Perstorp AB (See Note 3 to the Consolidated Financial Statements), the Company acquired 75% of the Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture. During the first quarter of 2001, the Company acquired the remaining 25% of the Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture and related intangible assets for $3.5 million.

GENERAL

     The Company is a global leader in automotive floor and acoustic systems, and is a leading supplier of automotive fabric, interior trim and convertible top systems, with 2000 net sales of approximately $1.9 billion. The Company operates through three divisions: North American Automotive Interior Systems, European Automotive Interior Systems and Specialty Automotive Products. The Company's North American Automotive Interior Systems and European Automotive Interior Systems divisions have five principal product lines -- molded floor carpet, acoustical products, luggage compartment trim, accessory floormats, and plastic-based interior trim systems and components. The Company's Specialty Automotive Products division supplies automotive fabrics and convertible top systems.

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

     Approximately 17% of the Company's sales for 2000 were attributable to products utilized in vehicles built outside of North America, compared to approximately 18% in 1999. The Company is dependent on certain significant customers. In 2000, 1999 and 1998, direct and indirect sales to each of General Motors Corporation, Ford Motor Company and DaimlerChrysler AG accounted for 10% or more of the Company's net sales. Automotive industry demand historically has been influenced by both cyclical factors and long-term trends in the driving age population and disposable income. Although the Company's operations are not subject to significant seasonal influences, the Company has historically experienced sales declines during the OEMs' scheduled summer shut-downs, usually occurring in the third quarter of the year.

PRODUCTS

     The Company's North American Automotive Interior Systems and European Automotive Interior Systems divisions include the following product groups: molded floor carpet, acoustical products, luggage compartment trim, accessory floormats and plastic-based interior trim modules, systems and components. The Specialty Automotive Products division produces automotive fabrics and convertible top systems. The Company's automotive products are used primarily in automobiles and light trucks. The Company also produces other automotive and non-automotive products. In 2000, approximately 96% of the Company's sales were automotive-related, compared to approximately 63% in 1996.

     Molded Floor Carpet. Molded floor carpets primarily include polyethylene, barrier-backed and molded urethane underlay carpet. In 2000, 1999 and 1998, the Company's net sales of molded floor carpets were $458.2 million, $468.0 million and $417.0 million, respectively.

     Acoustical Products. Acoustical products primarily include interior dash insulators, damping materials and engine compartment NVH (noise, vibration and harshness) systems. Acoustical products can be combined with molded floor carpets to provide complete interior floor systems. In 2000, 1999 and 1998, the Company's net sales of acoustical products were $231.4 million, $209.8 million and $225.1 million, respectively.

     Luggage Compartment Trim. Luggage compartment trim includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products. In 2000, 1999 and 1998, the Company's net sales of luggage compartment trim were $71.0 million, $90.6 million and $95.9 million, respectively.

     Accessory Floormats. Accessory automotive floormats include rubber-backed, carpeted floormats typically installed to preserve the quality of original floor carpets. In 2000, 1999 and 1998, the Company's net sales of accessory floormats were $160.4 million, $165.9 million and $157.2 million, respectively. The Company did not have floormat operations in Europe prior to its acquisition of Collins & Aikman Automotive Floormats Europe, B.V. ("C&A Floormats Europe") (previously named Pepers Beheer B.V.) in June 1998. The Company also produces residential and commercial floormats.

     Plastic-based Interior Trim Module Systems and Components. The Company manufactures automotive door panels, headrests, pillar trim, floor console systems and instrument panel components. At the beginning of 1998, the Company acquired Collins & Aikman Plastics (UK) Limited ("C&A Plastics UK") (previously named Kigass Automotive Group), which increased the Company's capacity to provide plastic-based trim and systems in Europe. The Company's net sales of plastic-based interior trim systems in 2000, 1999 and 1998 were $452.1 million, $435.4 million and $417.5 million, respectively.

     Automotive Fabrics. The Company's automotive fabrics operations produce a wide variety of automotive fabric, including flat-wovens, velvets and knits, and headliner fabric. The Company also laminates foam to bodycloth. In 2000, 1999 and 1998, the Company had net sales of automotive fabrics of $290.5 million, $269.5 million and $267.2 million, respectively.

     Convertible Top Systems. The Company designs and manufactures convertible top systems for vehicles built in North America and Europe. The Company markets and sells to OEMs its "Top-in-a-Box" system, for which it designs and manufactures all aspects of a convertible top, including the framework, trim set, backlight and power actuating system. The Company's net sales of convertible top systems in 2000, 1999 and 1998 were $105.2 million, $118.9 million and $104.3 million, respectively.

     The Company also manufactures other non-automotive products, which accounted for approximately four percent of the Company's sales in 2000. For additional discussion on the Company's operating segments, including each segment's revenues from external customers, operating income and total assets, see Note 20 to the Consolidated Financial Statements.

PATENTS AND TRADEMARKS

     The Company owns numerous patents throughout the world relating to products, materials, assembly and manufacturing processes. Patents have been of value in the past and are expected to be of value in the future. However, the loss of any single patent or group of patents would not, in management's opinion, materially affect the conduct of the Company's business. In addition, we hold several trademarks relating to various manufacturing processes and materials.

MARKETING

     The Company sells its products directly to its customers under sales contracts that are obtained primarily through competitive bidding. The Company's marketing personnel maintain regular contact with its various customers' engineers and purchasing agents. The Company's marketing activities are coordinated for each customer through its Advanced Sales and Marketing Group.

COMPETITION

     The automotive supply business is highly competitive. The Company has competitors in each of its automotive product lines, some of which have substantially greater financial and other resources than the Company. The Company's competitors in molded plastic components also include subsidiaries of certain automotive and light vehicle manufacturers. The automotive supply business for interior surfaces is highly concentrated in North America, due mostly to substantial capital requirements and sophistication in design and styling capability. For the majority of the Company's product lines in North America, the Company normally competes for new business against only a few other automotive suppliers. This principally occurs at the design stage of new models and upon the redesign of existing models. The Company is vulnerable to a decrease in demand associated with vehicle build in North America and Europe, a failure to obtain purchase orders for new or redesigned models, a shift in consumer taste away from products that the Company manufactures and pricing pressure from its major customers. The Company believes the principal competitive factors in its industry are quality, price, customer service, design and engineering capability and reputation with the customer.

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

     The Company continued its new compensation program, which was implemented in 1999, based in part upon maximizing cash flow and increasing asset utilization. This new focus resulted in a 11% reduction in its investment in working capital to $150 million in 2000, compared to $168 million in 1999.

FACILITIES

     At December 31, 2000, the Company had 72 manufacturing, warehouse and other facilities located in the U.S., Canada, Mexico, the United Kingdom, Spain, Austria, Germany, Sweden, Belgium, France, the Netherlands and Japan, aggregating approximately 10.1 million square feet. Approximately 74% of the total square footage of these facilities is owned and the remainder is leased (See Note 12 to the Consolidated Financial Statements). Many facilities are strategically located to provide JIT inventory delivery to the Company's customers. Capacity at any plant depends on, among other things, the product being produced and the processes, tooling and equipment used. Capacity is also impacted by product demand and shifts in production between plants. The Company currently estimates that its plants generally operate at between 50% and 100% of capacity. The Company's capacity utilization is consistent with past experience in similar economic situations, and the Company believes that its facilities are sufficient to meet existing needs.

FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     The Company's revenues, operating profit and identifiable assets for the last three years attributable to the Company's geographic areas and export sales from the United States to foreign countries are disclosed in Note 20 to the Consolidated Financial Statements.

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

EMPLOYEES

     As of December 31, 2000, the Company's continuing operations employed approximately 15,000 persons on a full-time or full-time equivalent basis. Approximately 5,700 of such employees are represented by labor unions. Approximately 3,500 employees are represented by collective bargaining agreements that expire during 2001. Management believes that the Company's relations with its employees represented by labor unions and its other employees are generally good.

ITEM 2.  PROPERTIES

     For information concerning the principal physical properties of the Company and its operating divisions, see "ITEM 1. BUSINESS -- Facilities".

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

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors, including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 31, 2000, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 31, 2000, the Company's estimate of its liability for the 33 sites is approximately $25.5 million. As of December 31, 2000, the Company has established reserves of approximately $37.0 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

     During 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20.0 million. Settlement proceeds will be paid to the Company in three installments. The first installment of $7.5 million was received on June 30, 2000, with the second and third installments of $7.5 million and $5.0 million to be received in June 2001 and June 2002, respectively. Of the total $20.0 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has been traded on the New York Stock Exchange under the symbol "CKC" since July 7, 1994. At March 15, 2001, there were approximately 1,550 beneficial holders. The following table lists the high and low closing prices for the common stock for the full quarterly periods during the two most recent years.

                                                                FISCAL 2000       FISCAL 1999
                                                                ------------      ------------
                                                                HIGH     LOW      HIGH     LOW
                                                                ----     ---      ----     ---
First Quarter...............................................     6 1/8    4 1/2    6 1/4    4 1/8
Second Quarter..............................................     7        5 1/8    7 7/16   4
Third Quarter...............................................     6 1/8    4 11/16  7 5/8    4 9/16
Fourth Quarter..............................................     4 15/16  2 7/8    7        4 7/8

     During the first quarter of 2001, Heartland acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock (of which approximately 8.49 million shares were treasury shares) from the Company and a purchase of 27 million shares from Blackstone Partners and WP Partners, in each case at $5.00 per share. In the sale, the Company received gross proceeds of $125.0 million, or approximately $95.0 million after fees and expenses associated with the transactions. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. The transactions by which Heartland acquired control, and the related transactions, are referred to herein as the "Heartland Transaction."

     As a result of the Heartland Transaction, the Company's total shares outstanding increased from approximately 62 million shares to approximately 87 million shares and Blackstone Partners' and WP Partners' ownership percentage in the Company declined from approximately 87% to approximately 31%. Heartland acquired approximately 60% of the Company's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                                               FISCAL YEAR ENDED(1)
                                     ------------------------------------------------------------------------
                                     DECEMBER 31,   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,   DECEMBER 28,
                                         2000           1999           1998           1997           1996
                                     ------------   ------------   ------------   ------------   ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
  Net sales........................   $1,901,819     $1,898,597     $1,825,469     $1,629,332     $1,053,821
  Gross margin.....................      266,641        284,717        248,225        233,160        188,475
  Selling, general and
     administrative expenses.......      151,479        145,784        142,724        119,381         82,699
  Restructuring charge and
     impairment of long-lived
     assets(2).....................           --         33,391             --         22,600             --
  Goodwill amortization............        7,077          7,023          7,023          6,669          3,872
  Operating income.................      108,085         98,519         98,478         84,510        101,904
  Interest expense, net(3).........       96,589         92,045         82,004         77,581         39,850
  Loss on sale of receivables(4)...        9,227          5,356          6,066          4,700          4,533
  Income (loss) from continuing
     operations before income
     taxes.........................          815         (1,119)         5,193          2,907         57,408
  Income tax expense...............        2,252            246          5,284         12,998         24,442
  Income (loss) from continuing
     operations....................       (1,437)        (1,365)           (91)       (10,091)        32,966
  Income from discontinued
     operations, including
     disposals, net of income
     taxes.........................        6,600             --             --        166,047         14,468
  Income (loss) before
     extraordinary items and
     cumulative effect of a change
     in accounting principle.......        5,163         (1,365)           (91)       155,956         47,434
  Net income (loss)(5).............        4,477        (10,215)        (3,815)       155,235         40,824
Per Share Data:
  Income (loss) from continuing
     operations per basic share....        (0.03)         (0.02)            --          (0.15)          0.48
  Income (loss) from continuing
     operations per diluted
     share.........................        (0.03)         (0.02)            --          (0.15)          0.47
  Dividends per share..............           --           0.81             --             --             --
Balance Sheet Data (at period end):
  Total assets.....................   $1,280,290     $1,348,890     $1,382,211     $1,302,392     $1,530,289
  Long-term debt, including current
     portion.......................      883,979        912,542        866,049        772,934      1,175,594
  Common stockholders' deficit.....     (154,986)      (151,121)       (79,771)       (66,850)      (194,578)
Other Data (from Continuing
  Operations):
  Capital expenditures.............   $   68,996     $   86,430     $   95,847     $   56,521     $   35,000
  Depreciation and amortization....       74,706         71,474         67,074         58,840         32,395
  EBITDA(6)........................      182,791        183,354        167,547        165,950        134,299

- ---------------

(1) 2000 was a 53-week year and 1996 was a 48-week year. All other years were 52 weeks.
(2) In 1999, the Company recorded a restructuring charge for the Reorganization consisting of $13.4 million of asset impairment and $20.0 million primarily related to severance accruals. In 1997, the Company wrote down fixed assets by $5.1 million and reduced goodwill by $17.5 million to reflect impairments in the carrying values of certain assets and goodwill associated with two of its manufacturing facilities.
(3) Excludes amounts allocated to discontinued operations totaling $12.5 million and $26.7 million in 1997 and 1996, respectively. No amounts were allocated to discontinued operations in 2000, 1999 and 1998.

(4) Excludes amounts allocated to discontinued operations totaling $0.6 million and $2.2 million in 1997 and 1996, respectively. No amounts were allocated to discontinued operations in 2000, 1999 and 1998.
(5) In 1999, the Company recorded an $8.9 million charge for the cumulative effect of a change in accounting principle related to start-up costs.
(6) EBITDA represents earnings from continuing operations before deductions for net interest expense, loss on sale of receivables, income taxes, depreciation, amortization, other income and expense and the non-cash portion of non-recurring charges. EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations as determined by generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     During the first quarter of 2001, Heartland acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock (of which approximately 8.49 million shares were treasury shares) from the Company and a purchase of 27 million shares from Blackstone Partners and WP Partners, in each case at $5.00 per share. In the sale, the Company received gross proceeds of $125.0 million, or approximately $95.0 million after fees and expenses associated with the transactions. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland.

     Heartland is a private equity firm formed to focus on investments in industrial companies. Heartland's strategy is to facilitate the growth of its controlled companies through acquisitions and internal growth. As a result of the Heartland Transaction, Heartland is entitled to designate a majority of the Company's Board of Directors.

     During the first quarter of 2001, the Company announced that it had signed a letter of intent to acquire Becker, a supplier of plastic components to the automotive industry, with 2000 sales of approximately $235 million. Under terms of the letter, the Company will purchase all of the operating assets and equity interests of Becker. Consideration is expected to include $60.0 million in cash, an $18.0 million non-compete agreement (paid out evenly over five years), 17 million shares of the Company's common stock and warrants for 500,000 shares at an exercise price of $5.00 per share.

     Effective February 23, 2001, the Company amended and restated its Credit Agreement Facilities and received waivers of the interest coverage and leverage ratio covenants for the period ending December 31, 2000. The Company also received, at that time, commitments from its lenders for a term loan in the amount of $50 million maturing January 15, 2006 to be used to retire the outstanding JPS Automotive 11 1/8% Senior Notes due 2001 (the "Term Loan D Facility"). The primary purpose of the amendments was to allow the Change of Control precipitated by the Heartland Transaction and to provide for the Term Loan D Facility. As a part of this amendment and restatement, the Company is providing collateral additional to the previous pledge of stock of C&A Products and its significant subsidiaries and certain intercompany indebtedness and guarantees from the Company and its U.S. subsidiaries (subject to certain exceptions). This additional collateral consists of a first priority lien on substantially all of the assets of the Company, C&A Products and its U.S. and Canadian subsidiaries with certain exceptions (including assets included in the Company's receivables facility, certain scheduled assets, and certain assets whose value relative to cost of lien perfection is considered too low to include). The Company also obtained amendments adjusting the interest coverage and leverage ratio covenants as well as adjustments to certain definitions and calculations, giving the Company increased operating flexibility. These amendments, together with the current credit environment resulted in additional amendments to increase the Company's borrowing rates charged under the previously existing Credit Facilities.

     On February 26, 2001 the Company announced that JPS Automotive Inc. and JPS Automotive Products Corp. (collectively "JPS Automotive") would redeem all of JPS Automotive's outstanding 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes"). The JPS Automotive Senior Notes will be redeemed in full on March 28, 2001 at a redemption price equal to the principal amount of the JPS Automotive Senior

Notes plus the applicable premium, together with interest accrued to the redemption date, in the amount of $31.83 per $1,000 principal amount of JPS Automotive Senior Notes.

     On December 4, 1997, the Company entered into a joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds") to manufacture automotive interior fabrics in the United Kingdom. The Company and Courtaulds each own 50% of the joint venture. The Company's investment in the joint venture of $4.8 million at December 31, 2000 and $5.5 million at December 25, 1999 has been included in other assets in the accompanying consolidated balance sheets. During the first quarter of 2001, the Company purchased the remaining 50% from Courtaulds for $4.1 million.

     As part of the 1996 acquisition of Perstorp AB (See Note 3 to the Consolidated Financial Statements), the Company acquired 75% of Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture. During the first quarter of 2001, the Company acquired the remaining 25% of the Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture and related intangible assets for $3.5 million.

GENERAL

     The Company is the global leader in automotive floor and acoustic systems, and is a leading supplier of automotive fabrics, interior trim and convertible top systems. The Company's net sales in 2000 were $1,901.8 million compared to $1,898.6 million in 1999. During 1996, the Company changed its fiscal year end to the last Saturday in December. Fiscal 1996 was a 48-week period which ended on December 28, 1996. During 2000, the Company changed its fiscal year-end to a calendar year-end. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

     The Company's 2000 fiscal year consisted of 53 weeks as compared to a 52-week year in fiscal 1999. Therefore, sales in all divisions and associated costs and expenses were impacted by the longer reporting period in fiscal 2000. In a 53-week year, the Company's policy is to include the additional week in the first quarter of the year.

  The Divisions

     The Company operates three divisions, with seven primary product lines. For additional information regarding the Company's divisions, see Note 20 to the Consolidated Financial Statements.

     North American Automotive Interior Systems

     Net Sales: Net sales for the North American Automotive Interior Systems division increased 2.1% to $1,175.6 million, up $23.9 million from 1999. The increase in sales was primarily driven by higher industry production volume as well as a favorable product mix.

     Operating Income: Operating income for the division decreased 2.5% to $87.2 million, down $2.2 million from 1999. The decrease is due primarily to one-time costs largely related to various commercial customer recovery issues, performance issues at the Company's Springfield operation and certain asset write-offs.

     European Automotive Interior Systems

     Net Sales: Net sales for the European Automotive Interior Systems division decreased 7.1% to $284.5 million, down $21.9 million from 1999. This decrease is primarily due to the negative impact of foreign currency translation offset by slightly higher industry production volume.

     Operating Income: Operating income decreased 52.2% to $1.1 million, down $1.2 million from 1999. Savings recognized due to restructuring were more than offset by expenses incurred as the result of commercial customer recovery issues and one-time costs associated with the closure of the Company's facility in Vastra Frolunda, Sweden.

     Specialty Automotive Products

     Net Sales: Net sales for the Specialty Automotive Products division were relatively flat with the prior year at $441.7 million. Production volume increases in the fabrics business were offset largely by lower convertible volumes, primarily due to a reduction in Chrysler Sebring production levels.

     Operating Income: Operating income for the division decreased 42.4% to $22.8 million, down $16.8 million from 1999. The decrease is primarily due to lower convertible build volumes and operating issues relating to the relocation of headliner production to the Company's Farmville facility.

  The Company as a Whole

     Net Sales: The Company's net sales were relatively flat with the prior year at approximately $1,901.8 million, resulting primarily from the factors discussed above. Overall, net sales in 2000 increased during the first half of the year and decreased by a similar amount in the second half of the year reflecting changes in auto build and a negative effect of foreign currency in Europe.

     Gross Margin: Gross margin for the Company was 14.0% in 2000, down from 15.0% in 1999. This decrease is primarily due to the previously mentioned commercial customer recovery issues, lower convertible sales mix, headliner relocation costs and asset write-offs. These decreases are partially offset by the benefits recognized from the restructuring program implemented in 1999 and 2000 and improved performance at the Company's Manchester, Michigan plastics facility.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 3.8% to $158.6 million, up $5.8 million from 1999. The increase is primarily due to one-time costs related to the aforementioned commercial customer recovery issues and the impact of an additional week in the first quarter of fiscal 2000 partially offset by one-time pension-related actuarial benefits driven by the Company's restructuring program and the reduction of the Company's bonus accrual. As a percentage of sales, selling, general and administrative expenses increased to 8.3% in 2000, compared to 8.0% in 1999.

     Restructuring Charge: The Company recognized a $33.4 million charge in 1999 relating to the Reorganization plan (See Note 15 to the Consolidated Financial Statements).

     Interest Expense: Interest expense, net of interest income of $3.4 million and $2.5 million in 2000 and 1999, respectively, increased $4.6 million to $96.6 million in 2000. The increase is primarily attributed to higher average interest rates and higher average debt balances in 2000. The weighted average interest rates were 10.0% and 9.6% at December 31, 2000 and December 25, 1999, respectively.

     Loss on the Sale of Receivables: The Company sells on a continuous basis, through its Carcorp, Inc. subsidiary ("Carcorp"), interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $9.2 million was recognized in 2000, compared to a loss of $5.4 million in 1999. During the first quarter of 2000, the Company entered into a new accounts receivable securitization arrangement resulting in one-time expenses for initial fees totaling $1.6 million. The remaining increase is due to higher interest rates and increased sales of eligible receivables. The Company's prior securitization facility expired and the new facility came into effect on December 27, 1999.

     Other Expense: The Company recognized other expense of $1.5 million, compared to other expense of $2.2 million in 1999. The decrease is primarily due to lower option premiums resulting from a lower volume of hedging activity in 2000 offset, partially by increased foreign exchange transaction losses and higher losses from joint ventures in 2000.

     Income Taxes: The Company recognized income tax expense of $2.3 million in 2000, compared to income tax expense of $0.2 million in 1999. The Company's effective tax rate was 276% in 2000, compared to (22%) in 1999. The increase in the Company's effective tax rate is primarily due to the impact of prior year non-recurring tax credits, along with the effects of certain state taxes and non-deductible goodwill, which do not fluctuate with income.

     Discontinued Operations: In 2000, the Company settled environmental claims related to discontinued operations for a total of $20 million. Of this amount, $6.6 million was recorded as income from discontinued operations, net of income taxes of $4.4 million.

     Extraordinary Charge: In 2000, the Company recognized an extraordinary charge of $0.7 million, net of income taxes of $0.5 million, in connection with the repurchase of $38 million principal amount of JPS Automotive Senior Notes on the market at prices in excess of carrying values.

     Cumulative Effect of a Change in Accounting Principle: The Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Cost of Start-Up Activities" ("SOP 98-5") at the beginning of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all nongovernmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The cumulative effect of adopting SOP 98-5 resulted in a charge of $8.9 million, net of income taxes of $5.1 million, in 1999.

     Net Income (Loss): The combined effect of the foregoing resulted in net income of $4.5 million in 2000, compared to a net loss of $(10.2) million in 1999, which included a restructuring charge of $33.4 million.

1999 COMPARED TO 1998

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

     Operating Income: Operating income for the division increased 20.0% to $89.4 million, up $14.9 million from 1998. The increase is primarily due to increased sales volume, partially offset by unfavorable changes in sales mix and price discounts at several of the division's operations and the incurrence of significant start-up costs related to the production of various interior modules for the General Motors GMX-270 at the Company's Manchester, Michigan facility. In addition, the division incurred certain costs related to the closure and relocation of the Homer, Michigan, plastics facility into another plastic facility and relocation expenses associated with the establishment of the division's headquarters in the Detroit metropolitan area.

     European Automotive Interior Systems

     Net Sales: Net sales for the European Automotive Interior Systems division decreased 9.4% to $306.4 million, down $31.7 million from 1998. The decrease is primarily due to weak demand for acoustical products from Rover, Ford and Volvo.

     Operating Income: Operating income decreased 75.2% to $2.3 million, down $6.9 million from 1998. The decrease is primarily related to operational inefficiencies at the division's plastics operations in the United Kingdom. These inefficiencies derived from system implementation difficulties, which caused temporary delays and inaccuracies in scheduling, shipping and materials management information. In addition, the division experienced manufacturing inefficiencies associated with volume declines on Rover, Ford and Volvo products. Operating losses were also incurred at a manufacturing facility at Vastra Frolunda, Sweden, principally due to volume declines. The Vastra Frolunda facility was closed as part of the Reorganization discussed in (ITEM 1.
BUSINESS -- Developments). The division also incurred a high level of relocation expenses associated with the establishment of its headquarters in Germany, and consulting expenses associated with system upgrades and Year 2000 compliance efforts.

     Specialty Automotive Products

     Net Sales: Net sales for the Specialty Automotive Products division increased 4.4% to $440.5 million, up $18.5 million from 1998. Excluding the impact of the General Motors strike, sales increased $11.5 million, primarily due to strong demand for the Ford Mustang at the division's convertible top systems operations.

     Operating Income: Operating income for the division increased 178.7% to $39.6 million, up $25.4 million from 1998. The increase is primarily due to increased volume at the convertible top systems operations and cost-cutting efforts at the automotive fabrics operations. In 1998, the automotive fabrics operations experienced unfavorable manufacturing variances related to a decline in volume. The volume decline resulted from increased demand for leather seating, program run-outs and unfavorable product mix factors. In addition, the fabrics operations incurred charges related to idle equipment. The increase in operating income in 1999 was partially offset by the impact of certain costs related to the closure and relocation of the Cramerton, North Carolina, fabrics facility into another fabrics facility.

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

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 2.0% to $152.8 million, up $3.1 million from 1998. The increase is primarily due to costs associated with system upgrades, the establishment of the Company's new headquarters in the Detroit metropolitan area and Germany and Year 2000 compliance efforts, partially offset by cost-cutting measures at the Specialty Automotive Products division and lower personnel costs at the Company's former North Carolina headquarters due to employee reductions. As a percentage of sales, selling, general and administrative expenses declined to 8.0% in 1999, compared to 8.2% in 1998.

     Restructuring Charge: The Company recognized a $33.4 million charge in 1999 relating to the Reorganization (See Note 15 to the Consolidated Financial Statements).

     Interest Expense: Interest expense, net of interest income of $2.4 million and $3.7 million in 1999 and 1998, respectively, increased $10.0 million to $92.0 million in 1999. The increase is primarily due to higher levels of outstanding debt in 1999. The weighted average interest rates were 9.6% and 9.7% in 1999 and 1998, respectively.

     Loss on the Sale of Receivables: The Company sells on a continuous basis, through Carcorp, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $5.4 million was recognized in 1999, compared to a loss of $6.1 million in 1998. The decrease in the loss on sale of receivables is primarily due to a lower interest rate and decreased borrowings on the receivables facility during 1999.

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

     Extraordinary Charge: In 1998, the Company recognized a non-cash extraordinary charge of $3.6 million, net of income taxes of $2.4 million, relating to the refinancing of the Company's bank facilities and a charge of $0.1 million, net of income taxes of $90 thousand, recognized in connection with the repurchase of $2.6 million principal amount of JPS Automotive Senior Notes at market prices in excess of carrying values.

     Cumulative Effect of a Change in Accounting Principle: The Company adopted the provisions of SOP 98-5 at the beginning of 1999. The cumulative effect of adopting SOP 98-5 resulted in a charge of $8.9 million, net of income taxes of $5.1 million.

     Net Loss: The combined effect of the foregoing resulted in a net loss of $10.2 million in 1999, compared to a net loss of $3.8 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company and its subsidiaries had cash and cash equivalents totaling $20.9 million and $14.0 million at December 31, 2000 and December 25, 1999, respectively. The Company had $105.1 million of borrowing availability under its credit arrangements as of December 31, 2000. The total was comprised of $81.4 million under the Company's revolving credit facility (including $42.3 million available to the Canadian Borrowers, as hereinafter defined), approximately $23.7 million under bank demand lines of credit in Canada and Austria and a line of credit for certain other European locations. Availability as of December 31, 2000 under the revolving credit facility was reduced by outstanding letters of credit of $17.6 million.

     During the first quarter of 2001, Heartland acquired 25 million shares of common stock (of which 8.49 million were shares of treasury stock) from the Company at a price of $5.00 per share, representing a cash investment in the Company of $125.0 million before fees and expenses. Net proceeds paid to the Company were approximately $95.0 million. The proceeds will be used to pay down the Company's Revolving Credit Facility (as hereinafter defined) and to fund corporate growth initiatives.

     On May 28, 1998, the Company entered, through C&A Products, into new credit facilities consisting of: (i) a senior secured term loan facility in the amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility and Term Loan C Facility, as hereinafter defined, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities included a provision for a Term Loan C credit facility (the "Term Loan C Facility") of up to $150 million. On May 13, 1999, the Company closed on the Term Loan C Facility in the principal amount of $100 million. The Term Loan C Facility is payable in quarterly installments through final maturity on December 31, 2005. The Company used approximately $44 million of the proceeds from the Term Loan C Facility to pay a special dividend to shareholders on May 28, 1999 (See Note 16 to the

Consolidated Financial Statements). The remaining proceeds were used to repay amounts outstanding on the Revolving Credit Facility and for general corporate purposes.

     Effective February 23, 2001, the Company, amended and restated the Credit Agreement Facilities and received waivers of the interest coverage and leverage ratio covenants for the period ending December 31, 2000. The Company also received at that time commitments from its lenders for a term loan ("Term Loan D Facility") in the amount of $50 million maturing January 15, 2006 to be used to retire the outstanding JPS Automotive Senior Notes. The primary purpose of the amendments was to allow the Change of Control precipitated by the Heartland Transaction and provide for the Term Loan D Facility. As a part of this amendment and restatement, the Company is providing collateral additional to the previous pledge of stock of C&A Products and its significant subsidiaries and certain intercompany indebtedness and guarantees from the Company and its U.S. subsidiaries (subject to certain exceptions). This additional collateral consists of a first priority lien on substantially all of the assets of the Company, C&A Products and its U.S. and Canadian subsidiaries with certain exceptions (including assets included in the Company's receivables facility, certain scheduled assets, and certain assets whose value relative to cost of lien perfection is considered too low to include). The Company also obtained amendments adjusting the interest coverage and leverage ratio covenants as well as adjustments to certain definitions and calculations giving the Company increased operating flexibility. These amendments, together with the current credit environment, resulted in additional amendments to increase the Company's borrowing rates charged under the previously existing Credit Facilities. The weighted average rate of interest on the Credit Agreement Facilities at December 31, 2000 was 9.05%. Under the Credit Agreement Facilities as amended February 23, 2001, the weighted average rate of interest at December 31, 2000, would have been 10.13%.

     At December 31, 2000, the Company had outstanding $66.3 million under the Term Loan A Facility, $118.0 million under the Term Loan B Facility, $96.0 million under the Term Loan C Facility, and $150.2 million under the Revolving Credit Facility (including $17.3 million borrowed by the Canadian Borrowers).

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

     On June 10, 1996, C&A Products issued at face value $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). The Senior Subordinated Notes indenture contains restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Senior Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during 2001. However, the Company expects all its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture. During the first quarter of 2001, the Company solicited and received consent from holders of a sufficient amount of the outstanding principal of the Senior Subordinated Notes allowing the Change of Control precipitated by the Heartland Transaction. A Second Supplemental Indenture dated February 8, 2001 amends the Senior Subordinated Notes indenture to reflect this and certain other changes, including allowance for the incurrence of debt in the form of the Term Loan D Facility. For additional discussion of the Senior Subordinated Notes, see Note 10 to the Consolidated Financial Statements.

     At December 31, 2000, JPS Automotive had approximately $48.3 million of indebtedness outstanding (including a premium of $0.3 million) related to the JPS Automotive Senior Notes. The Company is operating JPS Automotive as a restricted subsidiary under the Credit Agreement Facilities and the indenture governing the Senior Subordinated Notes.

     On February 26, 2001 the Company announced that JPS Automotive is redeeming all of the outstanding JPS Automotive Senior Notes. The JPS Automotive Senior Notes will be redeemed in full on March 28, 2001 at a redemption price equal to the principal amount of the JPS Automotive Senior Notes plus the applicable premium together with interest accrued to the redemption date in the amount of $31.83 per $1,000 principal amount of the JPS Automotive Senior Notes. For additional discussion of the JPS Automotive Senior Notes, see Note 10 to the Consolidated Financial Statements.

     On December 27, 1999, the Company entered into a new receivables facility (the "New Receivables Facility"), replacing the Company's previous receivables facility (the "Old Receivables Facility") which had expired. The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp purchases virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually for up to five years.

     The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). The Company retains the collection responsibility with respect to the receivables.

     The Old Receivables Facility was comprised of (i) term certificates, which were issued on March 31, 1995 in an aggregate face amount of $110 million having a term of five years and (ii) variable funding certificates, which represented revolving commitments of up to an aggregate of $75 million having a term of five years. The certificates represented the right to receive payments generated by the receivables held by a trust formed by Carcorp.

     On December 27, 1999, the Company funded $120 million through the New Receivables Facility. At December 31, 2000, the New Receivables Facility was fully utilized at $82.5 million. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a margin of 0.70% and dealer fees of 0.05% (7.41% at inception and 7.40% at December 31, 2000). In addition, the Company pays 0.25% on the unused committed portion of the facility. See Note 11 to the Consolidated Financial Statements for further information regarding the New Receivables Facility.

     The Company has equipment lease agreements and building lease agreements with several lessors which, subject to specific approval, provide availability of funding for operating leases and sale leasebacks as allowed in its other financing agreements. The Company made lease payments under the equipment lease agreements related to continuing operations of approximately $6.9 million, $5.8 million and $5.4 million for 2000, 1999 and 1998, respectively. The Company has a purchase option on the equipment at the end of the lease term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating. The Company may sell and lease back additional equipment in the future under the same lease agreements, subject to the lessor's approval.

     The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the New Receivables Facility. Net cash provided by the continuing operating activities of the Company was $131.0 million for 2000. In 1999, the Company implemented a new compensation program, based in part upon maximizing cash flow and increasing asset utilization. This new focus resulted in a 11% reduction in working capital to $150 million in 2000, compared to $168 million in 1999.

     The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, net working capital increases and capital expenditures. At December 31, 2000, the Company had total outstanding indebtedness of $884.0 million (excluding approximately $17.6 million of outstanding letters of credit) at a weighted average interest rate of 10% per annum. Of the total outstanding indebtedness, $830.5 million relates to the Credit Agreement Facilities and the Senior Subordinated Notes.

     See Notes 10 and 11 to the Consolidated Financial Statements for information regarding the interest rates on the Credit Agreement Facilities, Senior Subordinated Notes, JPS Automotive Senior Notes and New Receivables Facility. Cash interest paid was $94.8 and $91.9 million for the years ended December 31, 2000 and December 25, 1999, respectively.

     Due to the variable interest rates under the Credit Agreement Facilities and the New Receivables Facility, the Company is sensitive to changes in interest rates. Based upon amounts outstanding at December 31, 2000, a 0.5% increase in each of LIBOR and Canadian bankers' acceptance rates (6.6% and 5.8%, respectively, at December 31, 2000) would impact interest costs by approximately $2.2 million annually on the Credit Agreement Facilities and $0.4 million annually on the New Receivables Facility.

     The current maturities of long-term debt primarily consist of the JPS Automotive Senior Notes, the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during 2001, 2002, 2003, 2004 and 2005 are $84.3 million, $34.1 million, $25.1 million,
$219.9 million and $119.7 million, respectively. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Senior Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Senior Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Senior Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs. During the first quarter of 2001, the Company solicited and received consent from holders of a sufficient amount of the outstanding principal of the Senior Subordinated Notes allowing the Change in Control precipitated by the Heartland Transaction. A Second Supplemental Indenture dated February 8, 2001 amends the Senior Subordinated Notes indenture to reflect this and certain other changes, including allowance for the incurrence of debt in the form of the Term Loan D Facility.

     During 1999 the Company's Board of Directors authorized the expenditure of up to $25 million to repurchase shares of the Company's common stock at management's discretion. This amount was reduced to approximately $2.0 million by the approximately $6.2 million special dividend paid on March 1, 1999 and the approximately $44.0 million special dividend paid on May 28, 1999. At December 31, 2000, approximately $1.0 million remained authorized by the Company's Board of Directors for the Company's 1999 share repurchase program. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company spent approximately $0.5 million and $1.8 million to repurchase shares during 2000 and 1999, respectively.

     The Company makes capital expenditures on a recurring basis for replacements and improvements. As of December 31, 2000, the Company's continuing operations had approximately $7.8 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for 2001 will be approximately $75.0 million, a portion of which may be financed through leasing. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

     The Company is sensitive to price movements in its raw material supply base. During 2000, prices for most of the Company's primary raw materials remained constant with price levels at December 25, 1999. While the Company may not be able to pass on future raw material price increases to its customers, it believes that a portion of the increased cost can be offset through value engineering/value analysis in conjunction with its major customers and by continued reductions in the cost of off-quality products and processes.

     The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. On January 5, 2000, Imperial Home Decor Group, Inc., which purchased Wallcoverings in March, 1998, filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code. On March 16, 2001, a Bankruptcy Court approved a restructuring plan for Imperial Home Decor. The Company is currently assessing the impact of that restructuring plan filing. Management currently anticipates that the net cash requirements of its discontinued operations will be approximately $19.6 million in 2001. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.

TAX MATTERS

     At December 31, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $315.0 million for federal income tax purposes. Substantially all of these NOLs expire over the period from 2008 to 2020. The Company also has unused federal tax credits of approximately $20.9 million, of which $8.7 million expire during the period 2001 to 2020.

     As a result of the Heartland Transaction, Heartland will own approximately 60 percent of the outstanding shares. This constitutes a "change in control" that results in annual limitations on the Company's use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the date of the "change in control". Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets.

     Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $97.7 million at December 31, 2000 will be realized. The Company announced a reorganization on February 10, 1999 (see Note 15 to the Consolidated Financial Statements) to better align itself in the marketplace. A major goal of this reorganization is to lower the overall cost structure of the Company and thereby increase profitability. The infusion of cash from the Heartland Transaction is expected to lower the overall debt of the Company and reduce its interest expense. These factors, along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

     The valuation allowance at December 31, 2000 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

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

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a PRP in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of December 31, 2000, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 31, 2000, the Company's estimate of its liability for these 33 sites, is approximately $25.5 million. As of December 31, 2000, the Company has established reserves of approximately $37.0 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

     During 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20.0 million. Settlement proceeds will be paid to the Company in three installments. The first installment of $7.5 million was received on June 30, 2000, with the second and third installments of $7.5 million and $5.0 million to be received in June 2001 and June 2002, respectively. Of the total $20.0 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates. To mitigate the risk from these interest rate and foreign currency exchange rate fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to policies and procedures. The Company does not use derivative financial instruments for trading purposes.

INTEREST RATE EXPOSURE

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's long-term debt obligations. The interest rate exposure for the Company's variable rate debt obligations is currently indexed to LIBOR, for U.S.-denominated debt, or the Canadian bankers' acceptance rate, for Canadian-denominated debt, of one, two, three or six months, as selected by the Company. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at December 31, 2000.

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

                                                      EXPECTED MATURITY DATE                              FAIR VALUE
                             -------------------------------------------------------------------------   DECEMBER 31,
                              2001      2002      2003       2004       2005     THEREAFTER    TOTAL         2000
                             -------   -------   -------   --------   --------   ----------   --------   ------------
Debt:
  Fixed rate ($US).........  $48,266                                              $400,000    $448,266     $376,403
  Average interest rate....   11.125%                                                 11.5%
  Variable rate ($US)......  $35,000   $33,000   $24,250   $201,900   $119,000                $413,150     $413,150
  Average interest rate....     8.73%     8.82%     9.03%      9.04%      9.82%
  Variable rate ($CAD).....                                $ 17,341                           $ 17,341     $ 17,341
  Average interest rate....                                    8.48%

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

     On January 1, 1999, eleven of the fifteen member countries of the European Union (the "Participating Countries") established fixed conversion rates between their existing sovereign currencies and the Euro. The Participating Countries adopted the Euro as their common currency on that date. The conversion did not have a material adverse effect on the Company's consolidated financial position or results of operations.

     At December 31, 2000, the Company had outstanding the following foreign currency forward and option contract amounts (amounts in thousands, except average contract rate):

                                                      WEIGHTED AVERAGE
                                                       CONTRACT RATE       UNREALIZED
CURRENCY SOLD  CURRENCY RECEIVED  CONTRACT AMOUNT      PER CONNECTION      GAIN (LOSS)
- -------------  -----------------  ---------------   --------------------   -----------
Euro           GBP                    $14,141       0.62330 GBP per EUR          --
GBP            Euro                   $ 5,045       0.62377 GBP per EUR          --
GBP            USD                    $22,201       1.49330 USD per GBP          --
Euro           USD                    $ 2,180       0.93366 USD per EUR          --
CAD            USD                    $65,438       1.50671 CAD per USD          --
USD            CAD                    $ 8,871       1.50825 CAD per USD          --
SEK            GBP                    $40,729      14.21472 SEK per GBP         --
Euro           GBP                    $ 5,734       0.61123 GBP per EUR       $(206)
GBP            Euro                   $ 5,391       0.61904 GBP per EUR       $ 119
Euro           SEK                    $ 9,068       8.35445 SEK per EUR       $(533)
USD            SEK                    $ 1,752       9.47954 SEK per USD       $  30

     The Company also had option contracts with a notional amount of $43.2 million outstanding at December 31, 2000 with a weighted average strike price of $1.62. For additional information on hedging activity see Note 5 to the Consolidated Financial Statements.

     The information presented does not fully reflect the net foreign exchange rate exposure of the Company because it does not include the intercompany funding arrangements denominated in foreign currencies and the foreign currency-denominated cash flows from anticipated sales and purchases. Management believes that the foreign currency exposure relating to these items would substantially offset the exposure discussed above.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Public Accountants....................   F-1
Consolidated Statements of Operations for the fiscal years
  ended December 31, 2000, December 25, 1999 and December
  26, 1998..................................................   F-2
Consolidated Balance Sheets at December 31, 2000 and
  December 25, 1999.........................................   F-3
Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 2000, December 25, 1999 and December
  26, 1998..................................................   F-4
Consolidated Statements of Common Stockholders' Deficit for
  the fiscal years ended December 31, 2000, December 25,
  1999 and December 26, 1998................................   F-5
Notes to Consolidated Financial Statements..................   F-6

(a)(2) Financial Schedules:

     The following financial statement schedules of Collins & Aikman Corporation for the fiscal years ended December 31, 2000, December 25, 1999 and December 26, 1998 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Independent Public Accountants on Schedules.......   S-1
Schedule I -- Condensed Financial Information of
  Registrant................................................   S-2
Schedule II -- Valuation and Qualifying Accounts............   S-5

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable or the information is included in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits:

     Please note that in the following description of exhibits, the title of any document entered into, or filing made, prior to July 7, 1994 reflects the name of the entity, a party thereto or filing, as the case may be, at such time. Accordingly, documents and filings described below may refer to Collins & Aikman Holdings Corporation, Collins & Aikman Group, Inc. or Wickes Companies, Inc., if such documents and filings were made prior to July 7, 1994.

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 3.1       --  Restated Certificate of Incorporation of Collins & Aikman
               Corporation is hereby incorporated by reference to Exhibit
               3.1 of Collins & Aikman Corporation's Report on Form 10-Q
               for the fiscal quarter ended June 26, 1999.
 3.2       --  Certificate of Amendment to the Restated Certificate of
               Incorporation of Collins & Aikman Corporation.
 3.3       --  By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins &
               Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 3.4       --  Certificate of Elimination of Cumulative Exchangeable
               Redeemable Preferred Stock of Collins & Aikman Corporation
               is hereby incorporated by reference to Exhibit 3.3 of
               Collins & Aikman Corporation's Report on Form 10-Q for the
               fiscal quarter ended October 28, 1995.
 4.1       --  Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation's Registration
               Statement on Form S-2 (Registration No. 33-53179) filed June
               21, 1994.
 4.2       --  Indenture, dated as of June 1, 1996, between Collins &
               Aikman Products Co., Collins & Aikman Corporation and First
               Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman
               Corporation's Report on Form 10-Q for the fiscal quarter
               ended April 27, 1996.
 4.3       --  First Supplemental Indenture dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman
               Corporation and First Union National Bank of North Carolina,
               as Trustee, is hereby incorporated by reference to Exhibit
               4.3 of Collins & Aikman Corporation's Report on Form 10-Q
               for the fiscal quarter ended April 27, 1996.
 4.4       --  Credit Agreement, dated as of May 28, 1998, as amended and restated through February 23, 2001, among Collins & Aikman
               Products Co., as Borrower, Collins & Aikman Canada, Inc. and
               Collins & Aikman Plastics, Ltd., as Canadian Borrowers,
               Collins & Aikman Corporation, the lenders named therein, The
               Chase Manhattan Bank, as Administrative Agent, and The Chase
               Manhattan Bank of Canada, as Canadian Administrative Agent.
 4.5       --  Waiver dated as of October 27, 1998 under the Credit
               Agreement dated as of May 28, 1998, among Collins & Aikman
               Products Co., Collins & Aikman Canada, Inc. and Collins &
               Aikman Plastics, Ltd., as Canadian Borrowers, Collins &
               Aikman Corporation, as Guarantor, the Lender Parties
               thereto, Bank of America, N.T.S.A., as Documentation Agent,
               The Chase Manhattan Bank, as Administrative Agent, and The
               Chase Manhattan Bank of Canada, as Canadian Administrative
               Agent is hereby incorporated by reference to Exhibit 4.5 of
               Collins & Aikman Corporation's Report on Form 10-Q for the
               fiscal quarter ended September 26, 1998.
 4.6       --  Waiver dated as of December 22, 1998 under the Credit
               Agreement dated as of May 28, 1998, among Collins & Aikman
               Products Co., Collins & Aikman Canada, Inc. and Collins &
               Aikman Corporation, as Guarantor, the Lender Parties
               thereto, Bank of America, N.T.S.A., as Documentation Agent,
               The Chase Manhattan Bank, as Administrative Agent, and The
               Chase Manhattan Bank of Canada, as Canadian Administrative
               Agent is hereby incorporated by reference to Exhibit 4.6 of
               Collins & Aikman Corporation's Report on Form 10-K for the
               year ended December 26, 1998.
 4.7       --  Amendment and Waiver dated as of March 8, 1999, among
               Collins & Aikman Products Co., Collins & Aikman Canada,
               Inc., Collins & Aikman Plastics Ltd., Collins & Aikman
               Corporation, as Guarantor, the Lender Parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase
               Manhattan Bank, as Administrative Agent, and The Chase
               Manhattan Bank of Canada, as Canadian Administrative Agent
               is hereby incorporated by reference to Exhibit 4.7 of
               Collins & Aikman Corporation's Report on Form 10-K for the
               year ended December 26, 1998.
 4.8       --  Tranche C Term Loan Supplement dated as of May 12, 1999 to the Credit Agreement dated as of May 28, 1998 among Collins
               & Aikman Products Co., Collins & Aikman Canada, Inc.,
               Collins & Aikman Plastics, Ltd., Collins & Aikman
               Corporation, the Financial Institutions parties thereto,
               Bank of America N.T.S.A., as Documentation Agent, The Chase
               Manhattan Bank, as Administrative Agent, and The Chase
               Manhattan Bank of Canada, as Canadian Administrative Agent
               is hereby incorporated by reference to Exhibit 4.1 of
               Collins & Aikman Corporation's Report on Form 10-Q for the
               fiscal quarter ended June 26, 1999.

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
 4.9       --  Indenture dated as of June 28, 1994, between JPS Automotive
               Products Corp., as Issuer, JPS Automotive L.P., as Guarantor
               and Shawmut Bank Connecticut, N.A., as Trustee, is hereby
               incorporated by reference to Exhibit 4.2 of JPS Automotive
               Corp.'s Registration Statement on Form S-1, Registration No.
               33-75510.
 4.10      --  First Supplemental Indenture, dated as of October 5, 1994, between JPS Automotive Products Corp. and JPS Automotive
               L.P., as Co-Obligors, and Shawmut Bank Connecticut, N.A., as
               Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.'s and JPS Automotive Products Corp.'s
               Report on Form 10-Q for the fiscal quarter ended October 2,
               1994.
 4.11      --  Second Supplemental Indenture, dated as of February 8, 2001, by and among Collins & Aikman Products Co., as Issuer,
               Collins & Aikman Corporation, as Guarantor, and First Union
               National Bank, as Trustee.
 4.12      --  Guarantee and Collateral Agreement, dated as of February 23,
               2001, made by Collins & Aikman Corporation, Collins & Aikman
               Products Co. and certain of their subsidiaries, as Grantors, in favor of The Chase Manhattan Bank, as Collateral Agent.
 4.13      --  Canadian Guarantee and Collateral Agreement, dated as of
               February 23, 2001, made by Collins & Aikman Holdings Canada
               Inc., Collins & Aikman Canada Inc., Collins & Aikman
               Plastics, Ltd., C & A Canada International Holdings Limited
               and certain other entities that may become party thereto
               from time to time, as Canadian Grantors, in favor of The
               Chase Manhattan Bank of Canada, as Canadian Collateral
               Agent.
               Collins & Aikman Corporation agrees to furnish to the
               Commission upon request in accordance with Item 601 (b)(4)
               (iii) (A) of Regulation S-K copies of instruments defining the rights of holders of long-term debt of Collins & Aikman
               Corporation or any of its subsidiaries, which debt does not exceed 10% of the total assets of Collins & Aikman
               Corporation and its subsidiaries on a consolidated basis.
10.1       --  Stockholders Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial
               Partners, L.P. and other investor stockholders listed on
               Schedule 1 thereto, Blackstone Capital Company II, L.L.C.,
               Blackstone Family Investment Partnership I L.P. Blackstone
               Advisory Directors Partnership L.P., Blackstone Capital
               Partners L.P., and Wasserstein/C&A Holdings, L.L.C.
10.2       --  Employment Agreement dated as of July 18, 1990 between
               Wickes Companies, Inc. and an executive officer is hereby
               incorporated by reference to Exhibit 10.3 of Wickes
               Companies, Inc.'s Report on Form 10-K for the fiscal year
               ended January 26, 1991.*
10.3       --  Employment Agreement dated as of July 22, 1992 between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.7 of Collins
               & Aikman Holdings Corporation's Report on Form 10-K for the
               fiscal year ended January 30, 1993.*
10.4       --  First Amendment to Employment Agreement dated as of February
               24, 1994 between Collins & Aikman Corporation and an
               executive officer is hereby incorporated by reference to
               Exhibit 10.7 of Collins & Aikman Holdings Corporation's
               Registration Statement on Form S-2 (Registration No.
               33-53179) filed April 19, 1994.*
10.5       --  Second Amendment, dated as of October 3, 1996, to the
               Employment Agreement, dated as of July 22, 1992, as amended, between Collins & Aikman Products Co. and an executive
               officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation's Report on Form 10-Q for
               the fiscal quarter ended October 26, 1996.*
10.6       --  Third Amendment dated as of August 1, 1997, to the
               Employment Agreement dated as of July 22, 1992, as amended, between the Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.35 of Collins &
               Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended September 27, 1997.*

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.7       --  Letter Agreement dated March 23, 1999 with an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation's Report on Form 10-K for
               the fiscal year ended December 26, 1998.*
10.8       --  Amended and Restated Employment Agreement dated as of
               January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to
               Collins & Aikman Corporation's Report on Form 10-K for the
               fiscal year ended December 26, 1998.*
10.9       --  Employment Agreement dated as of January 20, 1999 between
               Collins & Aikman Products Co. and an executive officer is
               hereby incorporated by reference to Exhibit 10.9 of Collins
               & Aikman Corporation's Form 10-K for the fiscal year ended
               December 26, 1998.*
10.10      --  Employment Agreement dated as of April 22, 1999 between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.10 of Collins
               & Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended March 27, 1999.*
10.11      --  Employment Agreement, dated as of March 29, 2000, between
               Collins & Aikman Products Co. and an executive officer is
               hereby incorporated by reference to Exhibit 10.1 of Collins
               & Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended April 1, 2000.*
10.12      --  Employment Agreement, dated as of April 1, 2000, between
               Collins & Aikman Products Co. and an executive officer is
               hereby incorporated by reference to Exhibit 10.3 of Collins
               & Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended July 1, 2000.*
10.13      --  Employment Agreement, dated as of August 1, 2000, between
               Collins & Aikman Products Co. and an executive officer is
               hereby incorporated by reference to Exhibit 10.6 of Collins
               & Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended September 30, 2000.*
10.14      --  Employment Agreement, dated as of August 1, 2000, between
               Collins & Aikman Products Co. and an executive officer is
               hereby incorporated by reference to Exhibit 10.8 of Collins
               & Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended September 30, 2000.*
10.15      --  Letter agreement, dated as of May 12, 1999, with an
               executive officer is hereby incorporated by reference to
               Exhibit 10.2 of Collins & Aikman Corporation's Report on
               Form 10-Q for the fiscal quarter ended June 26, 1999.*
10.16      --  Letter agreement, dated as of April 7, 2000, between Collins
               & Aikman Corporation and an executive officer is hereby
               incorporated by reference to Exhibit 10.12 of Collins &
               Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended September 30, 2000.*
10.17      --  Letter agreement, dated as of July 13, 2000, between Collins
               & Aikman Corporation and an executive officer is hereby
               incorporated by reference to Exhibit 10.11 of Collins &
               Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended September 30, 2000.*
10.18      --  Service contract between Collins & Aikman Products GmbH and an executive officer is hereby incorporated by reference to
               Exhibit 10.5 of Collins & Aikman Corporation's Report on
               Form 10-Q for the fiscal quarter ended September 30, 2000.
10.19      --  Settlement Agreement dated as of April 27, 2000, between
               Collins & Aikman Products Co. and an executive officer is
               hereby incorporated by reference to Exhibit 10.10 of Collins
               & Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended September 30, 2000.
10.20      --  Collins & Aikman Corporation 1998 Executive Incentive
               Compensation Plan is hereby incorporated by reference to
               Exhibit 10.10 of Collins & Aikman Corporation's Report on
               Form 10-K for the fiscal year ended December 26, 1998.*
10.21      --  Collins & Aikman Products Co. 2000 Executive Incentive
               Compensation Plan is hereby incorporated by reference to
               Exhibit 10.5 of Collins & Aikman Corporation's Report on
               Form 10-Q for the fiscal quarter ended July 1, 2000.

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.22      --  Collins & Aikman Corporation Supplemental Retirement Income
               Plan is hereby incorporated by reference to Exhibit 10.23 of
               Amendment No. 5 to Collins & Aikman Holdings Corporation's
               Registration Statement on Form S-2 (Registration No.
               33-53179) filed July 6, 1994.*
10.23      --  Amendment to Collins & Aikman Corporation Supplemental
               Retirement Income Plan is hereby incorporated by reference to Exhibit 10.12 of the Collins & Aikman Corporation's
               Report on Form 10-K for the fiscal year ended December 26,
               1998.*
10.24      --  1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins
               & Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended April 29, 1995.*
10.25      --  1994 Employee Stock Option Plan, as amended through February
               7, 1997, is hereby incorporated by reference to Exhibit
               10.12 of Collins & Aikman Corporation's Report on Form 10-Q
               for the fiscal quarter ended March 29, 1997.*
10.26      --  2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation's
               Report on Form 10-Q for the fiscal quarter ended July 1,
               2000.
10.27      --  1994 Directors Stock Option Plan as amended and restated is hereby incorporated by reference to Exhibit 10.15 to Collins
               & Aikman Corporation's Report on Form 10-K for the year
               ended December 26, 1998.*
10.28      --  Excess Benefit Plan of Collins & Aikman Corporation is
               hereby incorporated by reference to Exhibit 10.25 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended January 28, 1995.*
10.29      --  1994 Employee Stock Option Plan, as amended and restated
               through June 3, 1999 is hereby incorporated by reference to
               Exhibit 10.2 of Collins & Aikman Corporation's Report on
               Form 10-Q for the fiscal quarter ended June 26, 1999.
10.30      --  Change in Control Agreement, dated March 17, 1998, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.17 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 27, 1997.*
10.31      --  Change in Control Agreement, dated March 17, 1998, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.18 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 27, 1997.*
10.32      --  Change in Control Agreement, dated March 17, 1998, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.19 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 27, 1997.*
10.33      --  Change in Control Agreement, dated March 17, 1998, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.20 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 27, 1997.*
10.34      --  Change in Control Agreement, dated March 17, 1998, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.22 of Collins
               & Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended March 28, 1998.*
10.35      --  Change in Control Agreement, dated August 9, 1999, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.25 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 25, 1999.*
10.36      --  Change in Control Agreement, dated March 17, 1998, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.26 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 25, 1999.*

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.37      --  Change in Control Agreement, dated March 17 ,1998, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.27 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 25, 1999.*
10.38      --  Change in Control Agreement, dated July 26, 1999, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.28 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 25, 1999.*
10.39      --  Change in Control Agreement, dated March 17, 1998, between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.29 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 25, 1999.*
10.40      --  Change in Control Agreement, dated as of April, 2000,
               between Collins & Aikman Corporation and an executive
               officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation's Report on Form 10-Q for
               the fiscal quarter ended July 1, 2000.*
10.41      --  Change in Control Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive
               officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation's Report on Form 10-Q for
               the fiscal quarter ended July 1, 2000.*
10.42      --  Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive
               officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation's Report on Form 10-Q for
               the fiscal quarter ended September 30, 2000.*
10.43      --  Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive
               officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation's Report on Form 10-Q for
               the fiscal quarter ended September 30, 2000.*
10.44      --  Lease, executed as of the 1st day of June 1987, between Dura
               Corporation and Dura Acquisition Corp. is hereby
               incorporated by reference to Exhibit 10.24 of Amendment No.
               5 to Collins & Aikman Holdings Corporation's Registration
               Statement on Form S-2 (Registration No. 33-53179) filed July
               6, 1994.
10.45      --  Amended and Restated Receivables Sale Agreement dated as of
               March 30, 1995 among Collins & Aikman Products Co.,
               Ack-Ti-Lining, Inc., WCA Canada Inc., Imperial
               Wallcoverings, Inc., The Akro Corporation, Dura Convertible
               Systems Inc., each of the other subsidiaries of Collins &
               Aikman Products Co. from time to time parties thereto and
               Carcorp, Inc. is hereby incorporated by reference to Exhibit
               10.18 of Collins & Aikman Corporation's Report on Form 10-K
               to the fiscal year ended January 28, 1995.
10.46      --  Servicing Agreement, dated as of March 30, 1995, among
               Carcorp, Inc., Collins & Aikman Products Co., as Master
               Servicer, each of the subsidiaries of Collins & Aikman
               Products Co. from time to time parties thereto and Chemical
               Bank, as Trustee is hereby incorporated by reference to
               Exhibit 10.19 of Collins & Aikman Corporation's Report on
               Form 10-K to the fiscal year ended January 28, 1995.
10.47      --  Pooling Agreement, dated as of March 30, 1995, among
               Carcorp, Inc., Collins & Aikman Products Co., as Master
               Servicer and Chemical Bank, as Trustee, is hereby
               incorporated by reference to Exhibit 10.20 of Collins &
               Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.
10.48      --  Series 1995-1 Supplement, dated as of March 30, 1995, among
               Carcorp, Inc., Collins & Aikman Products Co., as Master
               Servicer and Chemical Bank, as Trustee, is hereby
               incorporated by reference to Exhibit 10.21 of Collins &
               Aikman Corporation's Report on Form 10-K to the fiscal year ended January 28, 1995.

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.49      --  Series 1995-2 Supplement, dated as of March 30, 1995, among
               Carcorp, Inc., Collins & Aikman Products Co., as Master
               Servicer, the Initial Purchasers parties thereto, Societe
               Generale, as Agent for the Purchasers and Chemical Bank, as
               Trustee is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation's Report on Form 10-K to the
               fiscal year ended January 28, 1995.
10.50      --  Amendment No. 1, dated September 5, 1995, among Carcorp,
               Inc., as Company, Collins & Aikman Products Co., as Master
               Servicer, and Chemical Bank, as Trustee, to the Pooling
               Agreement, dated as of March 30, 1995, among the Company,
               the Master Servicer and Trustee is hereby incorporated by
               reference to Exhibit 10.2 of Collins & Aikman Corporation's
               Report on Form 10-Q for the fiscal quarter ended July 29,
               1995.
10.51      --  Amendment No. 2, dated October 25, 1995, among Carcorp,
               Inc., as Company, Collins & Aikman Products Co., as Master
               Servicer, and Chemical Bank, as Trustee, to the Pooling
               Agreement, dated as of March 30, 1995, among the Company,
               the Master Servicer and the Trustee is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman
               Corporation's Report on Form 10-Q for the fiscal quarter
               ended October 28, 1995.
10.52      --  Amendment No. 1, dated February 29, 1996, to the Series
               1995-1 Supplement, dated as of March 30, 1995, among
               Carcorp, Inc., Collins & Aikman Products Co., as Master
               Servicer, and Chemical Bank, as Trustee, is hereby
               incorporated by reference to Exhibit 10.20 of Collins &
               Aikman Corporation's Report on Form 10-K for the fiscal year ended January 27, 1996.
10.53      --  Amendment No. 1, dated February 29, 1996, to the Series
               1995-2 Supplement, dated as of March 30, 1995, among
               Carcorp, Inc., Collins & Aikman Products Co., as Master
               Servicer, Societe Generale, as agent, and Chemical Bank, as
               Trustee, is hereby incorporated by reference to Exhibit
               10.21 of Collins & Aikman Corporation's Report on Form 10-K
               for the fiscal year ended January 27, 1996.
10.54      --  Receivables Transfer Agreement dated December 27, 1999, among Carcorp, Inc. as Transferor, Collins & Aikman Products
               Co. as Guarantor and as Collection Agent, Park Avenue
               Receivables Corporation and Redwood Receivables Corporation,
               as Initial Purchasers, The Several Financial Institutions
               Party Hereto from time to time, as Liquidity Banks, The
               Several Agent Banks Party Hereto from time to time, as
               Funding Agents and The Chase Manhattan Bank, as
               Administrative Agent is hereby incorporated by reference to
               Exhibit 10.44 of Collins & Aikman Corporation's Report on
               Form 10-K for the fiscal year ended December 25, 1999.*
10.55      --  Master Equipment Lease Agreement dated as of September 30,
               1994, between NationsBanc Leasing Corporation of North
               Carolina and Collins & Aikman Products Co. is hereby
               incorporated by reference to Exhibit 10.27 of Collins &
               Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended October 29, 1994.
10.56      --  Equity Purchase Agreement by and among JPSGP, Inc.,
               Foamex -- JPS Automotive L.P. and Collins & Aikman Products
               Co. dated August 28, 1996 is hereby incorporated by
               reference to Exhibit 2.1 of Collins & Aikman Corporation's
               Report on Form 10-Q for the fiscal quarter ended July 27,
               1996.
10.57      --  Amendment No. 1 to Equity Purchase Agreement by and among
               JPSGP, Inc., Foamex -- JPS Automotive L.P., Foamex
               International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation's Current
               Report on Form 8-K dated December 10, 1996.
10.58      --  Equity Purchase Agreement by and among Seiren U.S.A.
               Corporation, Seiren Automotive Textile Corporation, Seiren
               Co., Ltd. and Collins & Aikman Products Co. dated December
               11, 1996, is hereby incorporated by reference to Exhibit 2.3 of Collins & Aikman Corporation's Current Report on Form 8-K
               dated December 10, 1996.

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------
10.59      --  Acquisition Agreement between Perstorp A.B. and Collins &
               Aikman Products Co. dated December 11, 1996 is hereby
               incorporated by reference to Exhibit 2.4 of Collins & Aikman
               Corporation's Current Report on Form 8-K dated December 10,
               1996.
10.60      --  Agreement among Perstorp A.B., Perstorp GmbH, Perstorp
               Biotec A.B. and Collins & Aikman Products Co. dated December
               11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins & Aikman Corporation's current report on Form 8-K dated December 10, 1996.
10.61      --  Settlement and Amendment Agreement dated as of December 16,
               1997 by and among Collins & Aikman Products Co., Perstorp
               A.B., Perstorp GmbH, Collins & Aikman Holding A.B., Collins
               & Aikman Automotive Systems GmbH, Collins & Aikman
               Automotive Systems N.V., Collins & Aikman Automotive Systems
               A.B. and Perstorp Components GmbH and related Letter
               Amendment Agreement is hereby incorporated by reference to
               Exhibit 10.38 of Collins & Aikman Corporation's Report on
               Form 10-Q for the fiscal quarter ended September 26, 1998.
10.62      --  Acquisition Agreement dated as of December 9, 1996 among
               Collins & Aikman Products Co., Collins & Aikman Floor
               Coverings Group, Inc., Collins & Aikman Floor Coverings,
               Inc., CAF Holdings, Inc., and CAF Acquisition Corp. is
               hereby incorporated by reference to Exhibit 2.7 of Collins &
               Aikman Corporation's Current Report on Form 8-K dated
               December 10, 1996.
10.63      --  Mastercraft Group Acquisition Agreement dated as of April
               25, 1997 among Collins & Aikman Products Co., Joan Fabrics
               Corporation and MC Group Acquisition Company L.L.C., is
               hereby incorporated by reference to Exhibit 2.1 of Collins &
               Aikman Corporation's Report on Form 10-Q for the fiscal
               quarter ended March 29, 1997.
10.64      --  Asset Purchase Agreement dated as of June 30, 1997 by and between JPS Automotive L.P. and Safety Components
               International, Inc. is hereby incorporated by reference to
               Exhibit 2.1 of JPS Automotive L.P.'s and JPS Automotive
               Products Corp.'s Current Report on Form 8-K dated July 24,
               1997.
10.65      --  Closing Agreement dated July 24, 1997 between JPS Automotive
               L.P., Safety Components International, Inc. and Safety
               Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.'s and JPS
               Automotive Products Corp.'s Current Report on Form 8-K dated
               July 24, 1997.
10.66      --  Amended and Restated Acquisition Agreement dated as of
               November 4, 1997 and amended and restated as of March 9,
               1998, among Collins & Aikman Products Co., Imperial
               Wallcoverings Inc. and BDPI Holdings Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman
               Corporation's Report on Form 10-K for the fiscal year ended
               December 27, 1997.
10.67      --  Share Purchase Agreement, dated as of January 12, 2001, between Collins & Aikman Corporation and Heartland
               Industrial Partners, L.P., is hereby incorporated by
               reference to Exhibit 10.1 of Collins & Aikman Corporation's
               Report on Form 8-K dated January 12, 2001.
10.68      --  Registration Rights Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial
               Partners, L.P. and the other investor stockholders listed on
               Schedule 1 thereto, Blackstone Capital Company II, L.L.C.,
               Blackstone Family Investment Partnership I L.P., Blackstone
               Advisory Directors Partnership L.P., Blackstone Capital
               Partners, L.P. and Wasserstein/C&A Holdings, L.L.C.
10.69      --  Services Agreement, dated as of February 23, 2001, by and among Collins & Aikman Corporation, Collins & Aikman
               Products Co. and Heartland Industrial Partners, L.P.

EXHIBIT
NUMBER                                 DESCRIPTION
- -------                                -----------

10.70      --  Profit Participation Interest Agreement, dated as of
               February 23, 2001, by and among Heartland Industrial
               Partners, L.P. and the other investor stockholders listed on
               Schedule 1 thereto and each of Collins & Aikman Corporation,
               Blackstone Capital Company II, L.L.C. and Wasserstein/C&A
               Holdings, L.L.C.
10.71      --  Employment Agreement dated October 1, 1999 between Collins &
               Aikman Products Co. and an executive officer is hereby
               incorporated by reference to Exhibit 10.30 of Collins &
               Aikman Corporation's Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.72      --  Severance Benefit Agreement dated July 26, 1999 between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.31 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 25, 1999.*
10.73      --  Severance Benefit Agreement dated August 9, 1999 between
               Collins & Aikman Corporation and an executive officer is
               hereby incorporated by reference to Exhibit 10.32 of Collins
               & Aikman Corporation's Report on Form 10-K for the fiscal
               year ended December 25, 1999.*
10.74      --  Letter agreement dated December 17, 1999 between Collins &
               Aikman Corporation and an executive officer is hereby
               incorporated by reference to Exhibit 10.33 of Collins &
               Aikman Corporation's Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.75      --  Employment Agreement dated December 1, 2000 between Collins
               & Aikman Products Co. and an executive officer.*
21         --  Subsidiaries of the Registrant.
23         --  Consent of Arthur Andersen LLP.
99         --  Voting Agreement between Blackstone Capital Partners L.P.
               and Wasserstein Perella Partners, L.P. is hereby
               incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings Corporation's Registration
               Statement on Form S-2 (Registration No. 33-53179) filed June
               27, 1994.

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     Copies of any exhibits may be obtained by stockholders upon written request to Investor Relations accompanied by a check in the amount of $5.00 payable to Collins & Aikman Corporation to cover processing and mailing costs.

(b) Reports on Form 8-K

     During the last quarter of the fiscal year for which this report on Form 10-K was filed, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2001.

                                          COLLINS & AIKMAN CORPORATION

                                          By:      /s/ THOMAS E. EVANS
                                            ------------------------------------
                                                      Thomas E. Evans
                                             Chairman of the Board of Directors

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                /s/ THOMAS E. EVANS                  Chairman of the Board of           March 23, 2001
- ---------------------------------------------------    Directors
                  Thomas E. Evans                      and Chief Executive Officer
                                                       (Principal Executive Officer)

                /s/ RAJESH K. SHAH                   Executive Vice President and       March 23, 2001
- ---------------------------------------------------    Chief Financial Officer
                  Rajesh K. Shah                       (Principal Financial and
                                                       Accounting Officer)

                /s/ ROBERT C. CLARK                  Director                           March 23, 2001
- ---------------------------------------------------
                  Robert C. Clark

                /s/ CYNTHIA L. HESS                  Director                           March 23, 2001
- ---------------------------------------------------
                  Cynthia L. Hess

             /s/ TIMOTHY D. LEULIETTE                Director                           March 23, 2001
- ---------------------------------------------------
               Timothy D. Leuliette

              /s/ W. GERALD MCCONNELL                Director                           March 23, 2001
- ---------------------------------------------------
                W. Gerald McConnell

             /s/ STEPHEN V. O'CONNELL                Director                           March 23, 2001
- ---------------------------------------------------
               Stephen V. O'Connell

               /s/ WARREN B. RUDMAN                  Director                           March 23, 2001
- ---------------------------------------------------
                 Warren B. Rudman

               /s/ NEIL P. SIMPKINS                  Director                           March 23, 2001
- ---------------------------------------------------
                 Neil P. Simpkins

               /s/ J. MICHAEL STEPP                  Director                           March 23, 2001
- ---------------------------------------------------
                 J. Michael Stepp

               /s/ DAVID A. STOCKMAN                 Director                           March 23, 2001
- ---------------------------------------------------
                 David A. Stockman

              /s/ DANIEL P. TREDWELL                 Director                           March 23, 2001
- ---------------------------------------------------
                Daniel P. Tredwell

                /s/ SAMUEL VALENTI                   Director                           March 23, 2001
- ---------------------------------------------------
                  Samuel Valenti

                      (This page intentionally left blank)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Collins & Aikman Corporation:

     We have audited the accompanying consolidated balance sheets of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2000 and December 25, 1999, and the related consolidated statements of operations, cash flows, and common stockholders' deficit for each of the three fiscal years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Corporation and subsidiaries as of December 31, 2000, and December 25, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 4 to the consolidated financial statements, effective December 27, 1998, the Company changed its method of accounting for start-up costs and organization costs in accordance with SOP 98-5, "Reporting on the Costs of Start-up Activities."

                                                             ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
February 14, 2001 (except with respect to the matters discussed in Notes 1, 10, 19 and 25, as to which the date is March 21, 2001)

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        FISCAL YEAR ENDED
                                                            ------------------------------------------
                                                            DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                                2000           1999           1998
                                                            ------------   ------------   ------------
Net sales.................................................   $1,901,819     $1,898,597     $1,825,469
Cost of goods sold........................................    1,635,178      1,613,880      1,577,244
                                                             ----------     ----------     ----------
Gross profit..............................................      266,641        284,717        248,225
Selling, general and administrative expenses..............      158,556        152,807        149,747
Restructuring charge and impairment of long-lived
  assets..................................................           --         33,391             --
                                                             ----------     ----------     ----------
Operating income..........................................      108,085         98,519         98,478
Interest expense, net of interest income of $3,433, $2,452
  and $3,725..............................................       96,589         92,045         82,004
Loss on sale of receivables...............................        9,227          5,356          6,066
Other expense, net........................................        1,454          2,237          5,215
                                                             ----------     ----------     ----------
Income (loss) from continuing operations before income
  taxes...................................................          815         (1,119)         5,193
Income tax expense........................................        2,252            246          5,284
                                                             ----------     ----------     ----------
Loss from continuing operations before extraordinary
  charge and cumulative effect of a change in accounting
  principle...............................................       (1,437)        (1,365)           (91)
Income from discontinued operations, net of income taxes
  of $4,400...............................................        6,600             --             --
                                                             ----------     ----------     ----------
Income (loss) before extraordinary charge and cumulative
  effect of change in accounting principle................        5,163         (1,365)           (91)
Extraordinary loss on retirement of debt, net of income
  taxes of $457 and $2,482................................         (686)            --         (3,724)
Cumulative effect of a change in accounting principle, net
  of income taxes of $5,083...............................           --         (8,850)            --
                                                             ----------     ----------     ----------
          Net income (loss)...............................   $    4,477     $  (10,215)    $   (3,815)
                                                             ==========     ==========     ==========
Net income (loss) per basic and diluted common share:
  Continuing operations...................................   $    (0.03)    $    (0.02)    $       --
  Discontinued operations.................................         0.11             --             --
  Extraordinary charge....................................        (0.01)            --          (0.06)
  Cumulative effect of a change in accounting principle...           --          (0.14)            --
                                                             ----------     ----------     ----------
          Net income (loss)...............................   $     0.07     $    (0.16)    $    (0.06)
                                                             ==========     ==========     ==========
Average common shares outstanding:
  Basic and Diluted.......................................       61,909         61,952         64,348
                                                             ==========     ==========     ==========

      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   20,862     $   13,980
  Accounts and other receivables, net of allowances of
     $8,097 and $8,557......................................      196,451        233,819
  Inventories...............................................      131,720        132,625
  Other.....................................................       75,852         84,942
                                                               ----------     ----------
          Total current assets..............................      424,885        465,366
Property, plant and equipment, net..........................      434,147        443,526
Deferred tax assets.........................................       97,314         86,235
Goodwill, net...............................................      245,509        256,362
Other assets................................................       78,435         97,401
                                                               ----------     ----------
                                                               $1,280,290     $1,348,890
                                                               ==========     ==========
LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
  Short-term borrowings.....................................   $    3,835     $    3,088
  Current maturities of long-term debt......................       84,302         27,992
  Accounts payable..........................................      178,483        198,466
  Accrued expenses..........................................      123,109        132,709
                                                               ----------     ----------
          Total current liabilities.........................      389,729        362,255
Long-term debt..............................................      799,677        884,550
Other, including post-retirement benefit obligation.........      245,870        253,206
Commitments and contingencies...............................
Common stock ($.01 par value, 150,000 shares authorized,
  70,521 shares issued and 62,024 shares outstanding at
  December 31, 2000 and 150,000 shares authorized, 70,521
  shares issued and 61,904 shares outstanding at December
  25, 1999).................................................          705            705
Other paid-in capital.......................................      585,481        585,484
Accumulated deficit.........................................     (636,640)      (641,117)
Accumulated other comprehensive loss........................      (42,924)       (33,260)
Treasury stock, at cost (8,497 shares at December 31, 2000
  and 8,617 shares at December 25, 1999)....................      (61,608)       (62,933)
                                                               ----------     ----------
          Total common stockholders' deficit................     (154,986)      (151,121)
                                                               ----------     ----------
                                                               $1,280,290     $1,348,890
                                                               ==========     ==========

      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                            ------------------------------------------
                                                            DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                                2000           1999           1998
                                                            ------------   ------------   ------------
OPERATING ACTIVITIES
  Loss from continuing operations.........................    $ (1,437)      $ (1,365)     $     (91)
  Adjustments to derive cash flow from continuing
     operating activities:
     Impairment of long lived assets......................          --         13,361             --
     Deferred income tax expense..........................     (10,010)        (6,800)        (7,233)
     Depreciation and leasehold amortization..............      59,112         58,230         52,608
     Goodwill amortization................................       7,077          7,023          7,023
     Amortization of other assets.........................       8,517          6,221          7,443
     Decrease (increase) in accounts and other
       receivables........................................      78,214          1,826         (5,980)
     Decrease (increase) in inventories...................         905         20,215         (4,841)
     Increase (decrease) in interest payable..............       3,434            946         (2,629)
     Increase (decrease) in accounts payable..............     (19,983)        28,658         10,031
     Other, net...........................................       5,160        (28,455)       (42,466)
                                                              --------       --------      ---------
          Net cash provided by continuing operating
            activities....................................     130,989         99,860         13,865
                                                              --------       --------      ---------
          Net cash provided by (used in) discontinued
            operations....................................         357        (16,770)       (29,095)
                                                              --------       --------      ---------
INVESTING ACTIVITIES
  Additions to property, plant and equipment..............     (68,996)       (86,430)       (98,991)
  Sales of property, plant and equipment..................       5,543         10,126          7,953
  Acquisitions of businesses, net of cash acquired........          --           (425)       (25,257)
  Net proceeds from disposition of discontinued
     operations...........................................          --             --         71,200
  Other, net..............................................          --           (800)        (1,239)
                                                              --------       --------      ---------
          Net cash used in investing activities...........     (63,453)       (77,529)       (46,334)
                                                              --------       --------      ---------
FINANCING ACTIVITIES
  Issuance of long-term debt..............................          --        100,000        225,000
  Proceeds from (reduction of) participating interests in
     accounts receivable, net of redemptions..............     (34,046)         2,000         (7,500)
  Repayment of long-term debt.............................     (67,343)       (20,607)      (264,480)
  Increase (decrease) in short-term borrowings............       1,581         (7,405)        (1,358)
  Net borrowings (repayments) on revolving credit
     facilities...........................................      38,405        (35,293)       136,717
  Purchase of treasury stock, net.........................        (477)        (2,097)       (25,013)
  Dividends paid..........................................          --        (50,198)            --
  Other, net..............................................         869         (1,736)        (2,051)
                                                              --------       --------      ---------
          Net cash provided by (used in) financing
            activities....................................     (61,011)       (15,336)        61,315
                                                              --------       --------      ---------
Increase (decrease) in cash and cash equivalents..........       6,882         (9,775)          (249)
Cash and cash equivalents at beginning of year............      13,980         23,755         24,004
                                                              --------       --------      ---------
Cash and cash equivalents at end of year..................    $ 20,862       $ 13,980      $  23,755
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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' DEFICIT
                                 (IN THOUSANDS)

                                    CURRENT YEAR                               ACCUMULATED
                                    COMPREHENSIVE                                 OTHER                 OTHER
                                       INCOME                   ACCUMULATED   COMPREHENSIVE   COMMON   PAID-IN    TREASURY
                                       (LOSS)         TOTAL       DEFICIT         LOSS        STOCK    CAPITAL     STOCK
                                    -------------   ---------   -----------   -------------   ------   --------   --------
BALANCE AT DECEMBER 27, 1997......                  $ (66,850)   $(576,851)     $(39,823)      $705    $585,890   $(36,771)
Comprehensive income:
  Net loss........................    $ (3,815)        (3,815)      (3,815)           --         --          --         --
  Other comprehensive income, net
    of tax:
    Foreign currency translation
      adjustments.................       7,569          7,569           --         7,569         --          --         --
    Pension equity adjustment.....       8,827          8,827           --         8,827         --          --         --
                                      --------
                                      $ 12,581
                                      ========
Compensation expense..............                       (489)          --            --         --        (489)        --
Purchase of treasury stock (3,669
  shares).........................                    (25,013)          --            --         --          --    (25,013)
                                                    ---------    ---------      --------       ----    --------   --------
BALANCE AT DECEMBER 26, 1998......                    (79,771)    (580,666)      (23,427)       705     585,401    (61,784)
Comprehensive income:
  Net loss........................    $(10,215)       (10,215)     (10,215)           --         --          --         --
  Other comprehensive income, net
    of tax:
    Foreign currency translation
      adjustments.................     (10,649)       (10,649)          --       (10,649)        --          --         --
    Pension equity adjustment.....         816            816           --           816         --          --         --
                                      --------
                                      $(20,048)
                                      ========
Compensation expense..............                        545           --            --                    545         --
Dividends.........................                    (50,198)     (50,198)           --
Purchase of treasury stock (385
  shares).........................                     (2,097)          --            --         --          --     (2,097)
Exercise of stock options (107
  shares).........................                        448          (38)           --         --        (462)       948
                                                    ---------    ---------      --------       ----    --------   --------
BALANCE AT DECEMBER 25, 1999......                   (151,121)    (641,117)      (33,260)       705     585,484    (62,933)
Comprehensive income:
  Net income......................    $  4,477          4,477        4,477
  Other comprehensive income, net
    of tax:
    Foreign currency translation
      adjustments.................     (10,492)       (10,492)          --       (10,492)        --          --         --
    Pension equity adjustment.....         828            828           --           828         --          --         --
                                      --------
                                      $ (5,187)
                                      ========
Compensation expense..............                        930           --            --         --         930         --
Purchase of treasury stock (100
  shares).........................                       (477)          --            --         --          --       (477)
Exercise of stock options (220
  shares).........................                        869           --            --         --        (933)     1,802
                                                    ---------    ---------      --------       ----    --------   --------
BALANCE AT DECEMBER 31, 2000......                  $(154,986)   $(636,640)     $(42,924)      $705    $585,481   $(61,608)
                                                    =========    =========      ========       ====    ========   ========

      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     Collins & Aikman Corporation (the "Company") is a Delaware corporation. As of December 31, 2000, Blackstone Capital Partners L.P. ("Blackstone Partners") and Wasserstein Perella Partners L.P. ("WP Partners") and their respective affiliates collectively owned approximately 87% of the common stock of the Company.

     During the first quarter of 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Partners and WP Partners. In the sale, the Company received gross proceeds of $125.0 million, or approximately $95.0 million after fees and expenses associated with the transactions. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the Common Stock of the Company.

     As a result of the above transactions (collectively the "Heartland Transaction"), the Company's total shares outstanding increased from approximately 62 million shares to approximately 87 million shares, and Blackstone Partners' and WP Partners' ownership percentage in the Company declined from approximately 87% to approximately 31%. As a result of the Heartland Transaction, Heartland is entitled to designate a majority of the Company's Board of Directors.

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

     Fiscal Year -- During fiscal 2000, the Company changed its fiscal year-end to a calendar year-end. The 2000 fiscal year consisted of 53 weeks which ended on December 31, 2000. Fiscal 1999 and 1998 were 52 week years ending on the last Saturday of December which ended on December 25, 1999 and December 26, 1998.

     Earnings Per Share -- Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all diluted potential common shares. Diluted potential common shares include shares which may be issued upon the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense (See Note 24).

     Cash and Cash Equivalents -- Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

     Accounts and Other Receivables -- Accounts and other receivables consist primarily of the Company's trade receivables and the retained interest in the Receivables Facility (See Note 11). The Company has provided an allowance against uncollectible accounts.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     Inventories -- Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

     Insurance Deposits and Reserves -- Other current assets as of December 31, 2000 and December 25, 1999 included $5.7 million and $3.8 million, respectively, which was on deposit with an insurer to cover a portion of the Company's self-insured workers' compensation, automotive and general liability insurance. The Company's reserves for these claims were determined based upon actuarial analyses and aggregated $17.9 million and $20.4 million at December 31, 2000 and December 25, 1999, respectively.

     Property, Plant and Equipment -- Property, plant and equipment are stated at cost. Normal repairs and maintenance are expensed as incurred. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives as follows: 8-40 years for land improvements, 20-40 years for buildings, and 3-11 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

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

     Goodwill -- Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, is being amortized on a straight-line basis over a period of 40 years. Amortization of goodwill applicable to continuing operations was $7.1 million for fiscal 2000 and $7.0 million for each of fiscal 1999 and fiscal 1998. Accumulated amortization at December 31, 2000 and December 25, 1999 was $32.0 million and $24.9 million, respectively. The carrying value of goodwill at an enterprise level is reviewed periodically based on the non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. The Company believes the recorded value of goodwill in the amount of $245.5 million at December 31, 2000 is fully recoverable (See Note 3).

     Revenue Recognition -- The Company recognizes revenue from product sales when it has shipped the goods. The Company generally allows its customers the right of return only in the case of defective products. The Company provides a reserve for estimated defective product costs at the time of the sale of the products.

     Customer Engineering and Tooling -- Engineering and tooling balances represent tools, dies and other items used in the manufacture of customer components. Amounts included in the consolidated balance sheet include Company-owned tools and costs incurred on customer-owned tools which are subject to reimbursement, pursuant to the terms of a customer contract. Company-owned tools balances are amortized over the tool's expected life or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

     In September 1999, FASB's Emerging Issue Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The Company adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. The adoption of EITF No. 99-5 did not have a material effect on the consolidated financial position or the results of operations of the Company. At December 31, 2000, the Company had assets of approximately $7.8 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, approximately $41.0 million (of which substantially all is reimbursable) for molds, dies and other tools that are customer-owned and approximately $3.0 million for molds, dies and other tools that the Company owns.

     Derivative Financial Instruments -- The Company utilizes derivative financial instruments to manage risks associated with foreign exchange rate volatility. Gains and losses on qualifying hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as the assets or liabilities are liquidated. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on derivative contracts that do not qualify as hedges are recognized currently in other income (expense). The Company does not hold or issue derivative financial instruments for trading purposes (See Note 5).

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

     Gains and losses resulting from foreign currency transactions are recognized in other income (expense). The Company recognized a loss from foreign currency transactions of $0.4 million in fiscal 2000, a gain of $0.5 million in fiscal 1999 and a loss of $4.8 million in fiscal 1998. Recorded balances that are denominated in a currency other than the functional currency are adjusted to the functional currency using the exchange rate at the balance sheet date.

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

     Newly Issued Accounting Standards -- In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaces SFAS No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES liabilities when extinguished. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 (See
Note 11) and for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Under SFAS No. 137, SFAS No. 133 was made effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- An Amendment of FASB Statement No. 133," which provides additional guidance for certain derivative instruments and hedging activities addressed in SFAS No. 133. SFAS No. 138 must be adopted concurrently with the adoption of SFAS No. 133.

     SFAS No. 133 and SFAS No. 138 are effective for the Company as of January 1, 2001. In management's opinion, adoption of these new accounting standards will have an immaterial effect on net income, other comprehensive income, assets and liabilities.

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

     On December 11, 1996, the Company acquired Perstorp AB's ("Perstorp") automotive supply operations (primarily acoustical products) in North America, the United Kingdom and Spain (collectively referred to as "Perstorp Components") for $108 million. In addition, in December 1996, the Company and Perstorp entered into a joint venture agreement (the "Collins & Aikman/Perstorp Joint Venture") relating to Perstorp's automotive supply operations (primarily acoustical and plastic components) in Sweden, Belgium and France.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

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

     The acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible net assets acquired is being amortized over a period of 40 years on a straight line basis. In determining the amortization period of goodwill assigned to these acquisitions, management assessed the impact on the Company's ability to strategically position itself with the long term trends in the design and manufacture of automotive products. The trends that management has identified include, but are not limited to, increased use of plastic components, the increased sourcing of interior systems and automotive manufacturers' movement to fewer suppliers and to suppliers with engineering and design capabilities. The Company anticipates the reduction in the supply chain may result in integration whereby the complete interior of an automobile will be co-designed and developed with fewer suppliers who will manufacture and deliver required components. The Company anticipates that these capabilities will be essential to its long term strategic positioning as a key supplier within the automotive industry and with its customers.

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

5. FOREIGN CURRENCY PROTECTION PROGRAMS

     The primary purpose of the Company's foreign currency hedging activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchases options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 2001. These forward contracts, which aggregated a U.S. dollar equivalent of $180.6 million at December 31, 2000, are to manage the currency volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sales transactions.

     During fiscal 2000, 1999 and 1998, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. The premiums associated with these contracts are amortized over the contracts' terms which are one year or less. The total notional amount purchased was $154.9 million with associated premiums of $2.4 million. At December 31, 2000, there was no notional amount outstanding.

     During fiscal 2000, in order to comply with the provisions of the New Receivables Facility, the Company purchased a series of option contracts, each of which gave Carcorp Inc., a wholly-owned bankruptcy remote subsidiary of the Company (See Note 11), the right to sell 70 million Canadian dollars in exchange for U.S.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES dollars. The premiums associated with these option contracts were amortized over the contracts' terms, which are one year or less. The total U.S. dollar notional amount purchased to comply with the New Receivables Facility was $173.9 million, with associated net premiums of $0.4 million. The total notional amount outstanding at December 31, 2000 was $43.2 million.

6. INVENTORIES

     Inventory balances are summarized below (in thousands):

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Raw materials...............................................    $ 80,811       $ 69,182
Work in process.............................................      28,545         27,073
Finished goods..............................................      22,364         36,370
                                                                --------       --------
                                                                $131,720       $132,625
                                                                ========       ========

7. OTHER CURRENT ASSETS

     Other current asset balances are summarized below (in thousands):

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Deferred tax assets.........................................    $19,093        $23,868
Prepaid tooling and molds...................................     27,679         27,361
Other.......................................................     29,080         33,713
                                                                -------        -------
                                                                $75,852        $84,942
                                                                =======        =======

8. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, are summarized below (in thousands):

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Land and improvements.......................................   $  18,687      $  19,827
Buildings...................................................     155,042        156,261
Machinery and equipment.....................................     549,746        551,288
Leasehold improvements......................................      18,799          5,749
Construction in progress....................................      35,055         29,340
                                                               ---------      ---------
                                                                 777,329        762,465
Less accumulated depreciation and amortization..............    (343,182)      (318,939)
                                                               ---------      ---------
                                                               $ 434,147      $ 443,526
                                                               =========      =========

     Depreciation and leasehold amortization of property, plant and equipment applicable to continuing operations was $59.1 million, $58.2 million, and $52.6 million for fiscal 2000, 1999 and 1998, respectively.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

9. ACCRUED EXPENSES

     Accrued expenses are summarized below (in thousands):

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Payroll and employee benefits...............................    $ 26,864       $ 41,362
Interest....................................................      17,016         13,582
Insurance...................................................      17,173         18,246
Restructuring reserves......................................       2,535         13,518
Other.......................................................      59,521         46,001
                                                                --------       --------
                                                                $123,109       $132,709
                                                                ========       ========

10. LONG-TERM DEBT

     Long-term debt is summarized below (in thousands):

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Bank Credit Facilities:
Revolving Credit Facility, including $17.3 million by the
  Canadian Borrowers at December 31, 2000 and $43.6 million
  at December 25, 1999......................................    $150,241       $111,621
  Term Loan A Facility......................................      66,250         85,000
  Term Loan B Facility......................................     118,000        122,000
  Term Loan C Facility......................................      96,000        100,000
Public Indebtedness:
  11 1/2% Senior Subordinated Notes.........................     400,000        400,000
  JPS Automotive 11 1/8% Senior Notes, including premiums of
     $0.3 million and $1.3 million, respectively............      48,266         87,370
  Other.....................................................       5,222          6,551
                                                                --------       --------
  Total debt................................................     883,979        912,542
  Less current maturities...................................     (84,302)       (27,992)
                                                                --------       --------
                                                                $799,677       $884,550
                                                                ========       ========

  Bank Credit Facilities

     On May 28, 1998, the Company entered, through C&A Products, into new credit facilities consisting of: (i) a senior secured term loan facility in the amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan facility in the principal amount of $125 million payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility" and, together with the Term Loan A Facility and Term Loan C Facility, as hereinafter defined, the "Term Loan Facilities"); and (iii) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries (the "Canadian Borrowers"), and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility" and together with the Term Loan Facilities, the "Credit Agreement Facilities"). In addition, the Credit Agreement Facilities included a provision for a Term Loan C credit facility (the "Term Loan C Facility") of up to $150 million. On May 13, 1999, the Company closed on the Term Loan C Facility in the principal amount of $100 million. The Term Loan C Facility is payable in quarterly installments

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES through final maturity on December 31, 2005. The Company used approximately $44 million of the proceeds from the Term Loan C Facility to pay a special dividend to shareholders on May 28, 1999 (See Note 16). The remaining proceeds were used to repay amounts outstanding on the Revolving Credit Facility and for general corporate purposes.

     The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities. Effective February 23, 2001, the Company amended and restated the Credit Agreement Facilities and received waivers of the interest coverage and leverage ratio covenants for the period ending December 31, 2000. The Company also received, at that time, commitments from its lenders for a term loan (the "Term Loan D Facility") in the amount of $50 million maturing January 15, 2006 to be used to retire the outstanding JPS Automotive 11 1/8% Senior Notes due 2001. The primary purpose of the amendments was to allow the Change of Control precipitated by the Heartland Transaction (See Note 1) and to provide for the Term Loan D Facility. As a part of this amendment and restatement, the Company has provided collateral additional to the previous pledge of stock of C&A Products and its significant subsidiaries and certain intercompany indebtedness and guarantees from the Company and its U.S. subsidiaries (subject to certain exceptions). This additional collateral consists of a first priority lien on the assets of the Company, C&A Products and its U.S. and Canadian subsidiaries with certain exceptions including assets included in the Company's receivables facility, certain scheduled assets, and certain assets whose value relative to cost of lien perfection is deemed too low to include. The Company also obtained amendments adjusting the interest coverage and leverage ratio covenants as well as adjustments to certain definitions and calculations giving the Company increased operating flexibility. These amendments together with the current credit environment resulted in additional amendments to increase the Company's borrowing rates charged under the previously existing Credit Facilities. In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign, or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company: (i) in an aggregate amount up to $25 million; and (ii) if certain financial ratios are satisfied for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company cumulative consolidated net income for that period.

     Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as, amended February 23, 2001 bear interest at a per annum rate equal to the Company's choice of: (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus 0.5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from 1.25% to 2.00%; or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 2.25% to 3.00%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non-cash charges and certain other adjustments) were 1.75% in the case of the LIBOR/BA Margin and 0.75% in the case of the ABR/Canadian Prime Rate Margin on December 31, 2000. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of: (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin; or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended February 23,

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

2001 bears interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 2.50% to 2.75% (the "Tranche B ABR Margin"); or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.50% to 3.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 1.50% and 2.50%, respectively, at December 31, 2000. Indebtedness under the Term Loan C Facility, as amended February 23, 2001 bears interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin of 2.75% (the "Tranche C ABR Margin"); or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin of 3.75% (the "Tranche C LIBOR Margin"). The Tranche C ABR Margin and the Tranche C LIBOR Margin, were 2.25% and 3.25%, respectively, at December 31, 2000. Indebtedness under the Term Loan D Facility will bear interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin of 3.25%; or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin of 4.25%. The weighted average rate of interest on the Credit Agreement Facilities at December 31, 2000 was 9.05%. Under the Credit Agreement Facilities as amended February 23, 2001, the weighted average rate of interest at December 31, 2000, would have been 10.13%.

  Public Indebtedness

     In June 1996, the Company's wholly-owned subsidiary, C&A Products, issued at face value $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"), which are guaranteed by the Company. The indenture governing the Senior Subordinated Notes generally prohibits the Company, C&A Products and any Restricted Subsidiary (as defined) from making certain payments and investments unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount. The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate, dividends to stockholders of the Company or stock repurchases in the amount of the net proceeds from the sale of the Company's Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") and dividends to the Company to permit it to pay its operating and administrative expenses. The Senior Subordinated Notes indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

     The Company solicited and received consent from holders of a sufficient amount of the outstanding principal of the Senior Subordinated Notes allowing the Change of Control precipitated by the Heartland Transaction. A Second Supplemental Indenture dated February 8, 2001 amends the Senior Subordinated Notes indenture to reflect this and certain other changes, including allowance for the incurrence of debt in the form of the Term Loan D Facility.

     As of the JPS Automotive acquisition date, $180 million principal amount of JPS Automotive 11 1/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") were outstanding. Of this amount, $68 million had been purchased by the Company in the open market and were subsequently contributed to or repurchased by JPS Automotive. The remaining $112 million face value of JPS Automotive Senior Notes were recorded at a market value of $117.2 million on the date of the acquisition. Through subsequent retirements of the JPS Automotive Senior Notes, the Company reduced the outstanding face value to $48.0 million at December 31, 2000. The indenture governing the JPS Automotive Senior Notes generally prohibits JPS Automotive from making certain payments and investments (generally, dividends and distributions on its equity interests; purchases or redemptions of its equity interests; purchases of any indebtedness subordinated to the JPS Automotive Senior Notes; and investments other than as permitted) unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount (the "JPS Automotive Restricted Payments Tests"). These conditions were satisfied immediately

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES following the closing of the JPS Automotive Acquisition and as of December 31, 2000. The JPS Automotive Restricted Payments Tests are subject to a number of significant exceptions. The indenture governing the JPS Automotive Senior Notes also contains other restrictive covenants (including, among others, limitations on the incurrence of indebtedness and preferred stock, asset dispositions and transactions with affiliates including the Company and C&A Products) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

     On February 26, 2001, the Company announced that JPS Automotive Inc. and JPS Automotive Products Corp. are redeeming all of JPS Automotive's outstanding 11 1/8% Senior Notes. The JPS Automotive Senior Notes will be redeemed in full on March 28, 2001 at a redemption price equal to the principal amount of the JPS Automotive Senior Notes plus the applicable premium together with interest accrued to the redemption date in the amount of $31.83 per $1,000 principal amount of the JPS Automotive Senior Notes. The Company intends to use the proceeds from the Term Loan D Facility to fund this redemption.

     At December 31, 2000, the scheduled annual maturities of long-term debt are as follows (in thousands):

                     FISCAL YEAR ENDING
                     ------------------
December 2001...............................................  $ 84,302
December 2002...............................................    34,072
December 2003...............................................    25,133
December 2004...............................................   219,942
December 2005...............................................   119,740
Later Years.................................................   400,790
                                                              --------
                                                              $883,979
                                                              ========

     Total interest paid by the Company on all indebtedness was $94.8 million, $91.9 million and $86.6 million for fiscal 2000, 1999 and 1998, respectively.

11. RECEIVABLES FACILITY

     On December 27, 1999, the Company entered into a new receivables facility (the "New Receivables Facility"), replacing the Company's previous receivables facility (the "Old Receivables Facility") which had expired. The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities (See Note
10). Carcorp, Inc., a wholly-owned, bankruptcy-remote subsidiary of C&A Products ("Carcorp"), purchases virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually for up to five years.

     The total funding available to the Company on a revolving basis under the New Receivables Facility is up to $171.6 million, depending primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). The Company retains the collection responsibility with respect to the receivables.

     The Old Receivables Facility was comprised of: (i) term certificates, which were issued on March 31, 1995 in an aggregate face amount of $110 million having a term of five years; and (ii) variable funding certificates, which represented revolving commitments of up to an aggregate of $75 million having a term of five years. The certificates represented the right to receive payments generated by the receivables held by the Trust.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     On December 27, 1999, the Company funded $120 million through the New Receivables Facility. At December 31, 2000, the New Receivables Facility was fully utilized at $82.5 million. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a margin of 0.70% and dealer fees of 0.05% (7.41% at inception and 7.40% at December 31, 2000). In addition, the Company pays 0.25% on the unused committed portion of the facility. In connection with the receivables sales, a loss of $9.2 million was incurred under the New Receivables Facility for continuing operations in fiscal 2000, while losses of $5.4 million and $6.1 million were incurred under the Old Receivables Facility for continuing operations in fiscal 1999 and 1998, respectively.

     As of December 31, 2000 and December 25, 1999, the conduits and the holders of term certificates and variable funding certificates collectively had invested $82.5 million and $116.5 million, respectively, to purchase an undivided senior interest (net of settlements in transit) in the receivables pool and, accordingly, such receivables were not reflected in the Company's accounts and other receivables balances as of those dates. As of December 31, 2000 and December 25, 1999, Carcorp's total receivables pool was $174.9 million and $214.8 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold. The Company estimates the fair value of its retained interest by considering two key assumptions: the payment rate, which is derived from the average life of the accounts receivable, which is less than 60 days, and the rate of expected credit losses. Based on the Company's favorable collection experience and very short-term nature of receivables, both assumptions are considered to be highly predictable. Therefore, the Company's estimated fair value of its retained interests in the pool of eligible receivables is approximately equal to the previous cost, less the associated allowance for doubtful accounts.

     The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due, are used to purchase new receivables from the Sellers. During fiscal 2000, Carcorp had net cash collections of approximately $1.5 billion. These funds were used to purchase new receivables from the Sellers, under the revolving agreement, net of $34.0 million used to reduce the level of funding provided by the commercial paper conduits and $5.9 million distributed on the retained interest.

     The New Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $40 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables and change in credit and collection practices) customary for facilities of this type. The commitments under the New Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy, insufficient eligible receivables to support the outstanding funding, default by C&A Products in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

12. LEASE COMMITMENTS

     The Company is the lessee under various long-term operating leases for land and buildings for periods up to twenty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to twelve years.

     The Company has equipment lease agreements and building lease agreements with several lessors which, subject to specific approval, provide availability of funding for operating leases and sale-leasebacks as allowed in its other financing agreements. The Company made lease payments under the equipment lease agreements related to continuing operations of approximately $6.9 million, $5.8 million and $5.4 million for fiscal 2000, 1999 and 1998, respectively. The Company has a purchase option on the equipment at the end of the lease term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating. The Company may sell and lease back additional equipment in the future under the same lease agreements, subject to the lessor's approval.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     At December 31, 2000, future minimum lease payments under operating leases for continuing operations are as follows (in thousands):

                     FISCAL YEAR ENDING
                     ------------------
December 2001...............................................  $22,218
December 2002...............................................   21,449
December 2003...............................................   17,452
December 2004...............................................    8,919
December 2005...............................................    5,455
Later Years.................................................    7,520
                                                              -------
                                                              $83,013
                                                              =======

     Rental expense of continuing operations under operating leases was $20.8 million, $21.5 million and $17.3 million for fiscal 2000, 1999 and 1998, respectively. Obligations under capital leases are not significant.

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

     Subsidiaries of the Company have also provided postretirement life and health coverage for certain retirees under plans currently in effect. Many of the subsidiaries' domestic and Canadian employees may be eligible for coverage if they reach retirement age while still employed by the Company. Most of these plans are contributory. In general, future increases in costs are passed on fully to the retiree. However, future increases in costs for the Canadian divisions and limited domestic operations are shared between the Company and the retiree.

     During fiscal year 2000, the Company recognized a net $1.0 million curtailment gain related to a reduction in employees participating in the Collins & Aikman Corporation Supplemental Retirement Income Plan, a plan whose participation is limited to a select group of key executives. The gain has been reflected in selling, general and administrative expenses in the accompanying statements of operations for the year ended December 31, 2000.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans and amounts recognized in the Company's consolidated balance sheets at December 31, 2000 and December 25, 1999 (in thousands):

                                             PENSION BENEFITS           POSTRETIREMENT BENEFITS
                                             FISCAL YEAR ENDED             FISCAL YEAR ENDED
                                        ---------------------------   ---------------------------
                                        DECEMBER 31,   DECEMBER 25,   DECEMBER 31,   DECEMBER 25,
                                            2000           1999           2000           1999
                                        ------------   ------------   ------------   ------------
Change in benefit obligation:
  Benefit obligation at beginning of
     year.............................    $170,540       $166,153       $ 57,471       $ 65,955
  Service cost........................       6,716          9,084            947          1,552
  Interest cost.......................      12,746         10,946          3,593          4,262
  Amendments..........................         426          1,059             --             --
  Actuarial gain......................        (530)        (5,617)        (5,345)       (10,844)
  Employee contributions..............          --             --            931            865
  Benefits paid.......................     (11,558)       (11,603)        (4,726)        (4,911)
  Currency adjustment.................      (3,319)           518           (252)           592
                                          --------       --------       --------       --------
          Benefit obligation at end of
            year......................    $175,021       $170,540       $ 52,619       $ 57,471
                                          ========       ========       ========       ========
Change in plan assets:
  Fair value of plan assets at
     beginning of year................    $159,256       $144,221       $     --       $     --
  Actual return on plan assets........      15,063         21,202             --             --
  Employer contributions..............       4,249          4,740          3,795          4,046
  Employee contributions..............          --             --            931            865
  Benefits paid.......................     (11,558)       (11,603)        (4,726)        (4,911)
  Currency adjustment.................      (2,782)           696             --             --
                                          --------       --------       --------       --------
          Fair value of plan assets at
            end of year...............    $164,228       $159,256       $     --       $     --
                                          ========       ========       ========       ========
Reconciliation of funded status to net
  amount recognized:
  Funded status.......................    $(10,793)      $(11,284)      $(52,619)      $(57,471)
  Unrecognized net loss (gain)........       6,970          7,934        (22,031)       (20,548)
  Unrecognized prior service cost
     (gain)...........................       3,308          2,478         (7,804)        (9,251)
                                          --------       --------       --------       --------
          Net amount recognized.......    $   (515)      $   (872)      $(82,454)      $(87,270)
                                          ========       ========       ========       ========
Amounts recognized in the consolidated
  balance sheet consist of:
  Prepaid benefit cost................    $ 14,561       $ 13,884       $     --       $     --
  Accrued benefit liability...........     (17,017)       (19,448)       (82,454)       (87,270)
  Intangible asset....................       1,508          3,045             --             --
  Accumulated other comprehensive
     loss.............................         433          1,647             --             --
                                          --------       --------       --------       --------
          Net amount recognized.......    $   (515)      $   (872)      $(82,454)      $(87,270)
                                          ========       ========       ========       ========

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $21.8 million, $20.1 million and $4.2 million, respectively, as of December 31, 2000 and $37.6 million, $35.5 million and $17.5 million, respectively, as of December 25, 1999.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     The net periodic benefit cost of continuing operations for fiscal 2000, 1999 and 1998 includes the following components (in thousands):

                                                                 PENSION BENEFITS
                                                                FISCAL YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Components of net periodic benefit cost:
  Service cost....................................    $  6,716       $  9,084       $  8,713
  Interest cost...................................      12,746         10,946         10,709
  Expected return on plan assets..................     (14,571)       (12,392)       (11,805)
  Amortization of prior service cost..............         128             38            426
  Curtailment gain................................        (970)            --             --
  Recognized net actuarial loss...................          62            690            699
                                                      --------       --------       --------
          Net periodic benefit cost...............    $  4,111       $  8,366       $  8,742
                                                      ========       ========       ========

                                                           POSTRETIREMENT BENEFITS
                                                              FISCAL YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
Components of net periodic benefit cost:
  Service cost.................................     $   947        $ 1,552        $ 1,611
  Interest cost................................       3,593          4,262          4,589
  Amortization of prior service cost...........      (1,443)        (1,443)        (1,511)
  Recognized net actuarial gain................      (2,015)          (927)          (775)
                                                    -------        -------        -------
          Net periodic benefit cost............     $ 1,082        $ 3,444        $ 3,914
                                                    =======        =======        =======

     Weighted average fiscal year-end assumptions are summarized as follows:

                                                               PENSION      POSTRETIREMENT
                                                              BENEFITS         BENEFITS
                                                             -----------    ---------------
                                                             2000   1999     2000     1999
                                                             ----   ----    ------   ------
Discount rate..............................................  7.4%   7.3%      7.6%     7.6%
Expected return on plan assets.............................  9.4%   9.0%      N/A      N/A
Rate of compensation increase..............................  4.5%   4.5%      N/A      N/A

     Health care costs for domestic plans: (1) Dura Convertible was assumed to increase 8% pre 65 and 9% post 65 during 2001; the rates were assumed to grade down by 0.5% per year to an ultimate rate of 6% and remain at that level thereafter. (2) Wickes Engineering Materials was assumed to increase 6% during 2001 and remain at that level thereafter. Health care trend rates for Canadian Plans were assumed to increase approximately 9% during 2001 grading down by 0.5% per year to a constant level of 5% annual increase.

     Assumed health care cost trend rates may have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                       1-PERCENTAGE-POINT   1-PERCENTAGE-POINT
                                                            INCREASE             DECREASE
                                                       ------------------   ------------------
Effect on total of service and interest cost
  components.........................................        $  284              $  (229)
Effect on postretirement benefit obligation..........        $2,645              $(2,186)

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

  Defined Contribution Plans

     Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company's discretion as specified in the plan documents. Contributions relating to continuing operations were $4.0 million, $3.0 million and $3.5 million in fiscal 2000, 1999 and 1998, respectively.

14. DISCONTINUED OPERATIONS

     During fiscal 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds will be paid to the Company in three installments. The first installment of $7.5 million was received on June 30, 2000, with the second and third installments of $7.5 million and $5.0 million to be received in June 2001 and June 2002, respectively. Of the total $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

     On March 13, 1998, the Company completed the sale of Wallcoverings to Imperial Home Decor Group, Inc. ("Imperial Home Decor"), an affiliate of Blackstone Partners, for a sales price of $71.9 million and an option for 6.7% of the common stock of Imperial Home Decor (which includes Wallcoverings and the former wallcovering and vinyl units of Borden, Inc.) outstanding as of the closing date. In connection with the sale, the Company recorded a loss of approximately $21.1 million, net of an estimated income tax benefit in the third quarter of 1997 to adjust the recorded value to the expected proceeds. Accordingly, no gain or loss was recognized at the sale date. On January 5, 2000, Imperial Home Decor filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code. On March 16, 2001, a Bankruptcy Court approved a restructuring plan for Imperial Home Decor. The Company is currently assessing the impact of that restructuring plan.

     In fiscal 1998, the Company accounted for the financial results and net assets of Wallcoverings as discontinued operations. Capital expenditures for Wallcoverings during fiscal 1998 were $3.1 million.

     In connection with the retained lease liabilities of certain discontinued operations, the Company has future minimum lease payments and future sublease rental receipts at December 31, 2000 as follows (in thousands):

                                                           MINIMUM LEASE   SUBLEASE RENTAL
                   FISCAL YEARS ENDING                       PAYMENTS         RECEIPTS
                   -------------------                     -------------   ---------------
December 2001............................................     $ 2,001          $ 1,792
December 2002............................................       1,802            1,459
December 2003............................................       1,729            1,486
December 2004............................................       1,601            1,497
December 2005............................................       1,524            1,522
Later years..............................................       5,696            5,403
                                                              -------          -------
                                                              $14,353          $13,159
                                                              =======          =======

15. RESTRUCTURING

     On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Germany. In addition, the Company subsequently implemented a global account manager structure for each of the Company's automotive original equipment

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES manufacturer ("OEM") customers. The Company undertook the Reorganization to reduce costs and improve operating efficiencies throughout the Company's operations and to more effectively respond to the OEMs' demand for complete interior trim systems and more sophisticated components. As part of the Reorganization, the Company also established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses. Although these products have not historically been sold in conjunction with the Company's other interior trim offerings, the Company's new strategy of leveraging its acoustic capabilities with its design and styling expertise is anticipated to change the marketing approach for all of the Company's products.

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

     The 1999 Reorganization included the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999 and the relocation of its operations to another fabrics facility was completed in fiscal 2000. The acoustics facility in Vastra Frolunda, Sweden, was closed in September 2000 and its operations were relocated to other facilities in Europe. The Company recognized $13.4 million in asset impairments, primarily relating to buildings, machinery and equipment located at these three sites. The impairment amounts were determined based upon management's estimates of the values to be realized upon disposition of these assets.

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

     During fiscal 2000, certain modifications were made to the Reorganization, which changed the original estimates. Severance costs for individuals and payments for the termination of sales commission arrangements originally contemplated in the Reorganization were approximately $3.1 million lower than the original estimates. The reduction consisted of $2.0 million of severance benefits and $1.1 million of payments for termination of sales commission arrangements. However, during fiscal 2000, there were additional personnel terminations made as the Company continued to reshape its management team. The Company estimates indicate that the adjustment to reduce the original restructuring provision approximates the provision required for the additional personnel terminated in fiscal 2000. As of December 31, 2000, the Company's Reorganization efforts, as modified, were substantially complete and approximately 1,000 employees had been terminated.

     The components of the reserves for the restructuring charges are as follows (in thousands):

                                                          ORIGINAL   CHANGES IN   REMAINING
                                                          RESERVE     RESERVE      RESERVE
                                                          --------   ----------   ---------
Anticipated severance benefits..........................  $15,061     $(13,633)    $1,428
Anticipated payments related to the termination of sales
  commission arrangements...............................    4,969       (3,862)     1,107
                                                          -------     --------     ------
                                                          $20,030     $(17,495)    $2,535
                                                          =======     ========     ======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     In connection with the acquisition of JPS Automotive in 1996, the Company eliminated certain redundant sales and administrative functions and closed one manufacturing facility in 1997, a second facility in January 1998, and a third facility in June 1998 and completed the relocation of certain manufacturing processes from a JPS Automotive facility to an existing C&A Products facility during 1999. These actions affected approximately 640 employees. Total costs accrued at the acquisition for the shutdown of facilities and severance and other personnel costs were $2.7 million and $7.7 million, respectively. These reserves were utilized by the end of 1999.

16. COMMON STOCKHOLDERS' DEFICIT

     During the first quarter of 2001, the Company completed the Heartland Transaction (See Note 1).

  Dividends

     On February 10, 1999, the Company declared a special dividend of approximately $6.2 million, representing $0.10 per share on all outstanding shares of common stock held by stockholders of record as of the close of business on February 22, 1999. The dividend was paid on March 1, 1999. On May 13, 1999, the Company declared another special dividend relating to the distribution of the proceeds from the sale of Wallcoverings of approximately $44.0 million, representing $0.71 per share on all outstanding shares of common stock held by stockholders of record as of the close of business on May 20, 1999. The dividend was paid on May 28, 1999. In connection with these dividends, the amount authorized by the Company's Board of Directors for the Company's 1999 share repurchase program was reduced from $25 million to approximately $2.0 million. As of December 31, 2000, approximately $1.0 million remained available for repurchases under the Company's 1999 share repurchase program.

  Accumulated Other Comprehensive Loss

     The accumulated balances and activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                                       FOREIGN                   ACCUMULATED
                                                      CURRENCY      PENSION         OTHER
                                                     TRANSLATION     EQUITY     COMPREHENSIVE
                                                     ADJUSTMENTS   ADJUSTMENT       LOSS
                                                     -----------   ----------   -------------
Balance at December 27, 1997.......................   $(29,123)     $(10,700)     $(39,823)
  Change in balance................................      7,569         8,827        16,396
                                                      --------      --------      --------
Balance at December 26, 1998.......................    (21,554)       (1,873)      (23,427)
  Change in balance................................    (10,649)          816        (9,833)
                                                      --------      --------      --------
Balance at December 25, 1999.......................    (32,203)       (1,057)      (33,260)
  Change in balance................................    (10,492)          828        (9,664)
                                                      --------      --------      --------
Balance at December 31, 2000.......................   $(42,695)     $   (229)     $(42,924)
                                                      ========      ========      ========

     The income tax benefit (expense) for the pension equity adjustment was $(0.2) million and $(0.5) million for fiscal 2000 and 1999, respectively. No income taxes have been provided for the foreign currency translation adjustments.

  Stock Option Plans

     The 1994 Employee Stock Option Plan ("1994 Plan") was adopted as a successor to the 1993 Employee Stock Option Plan to facilitate awards to certain key employees and consultants. The 1994 Plan was amended in 1999 primarily to increase the number of shares available for issuance under the Plan from 2,980,534 to 3,980,534. The 1994 Plan provides that no options may be granted after 10 years from the effective date of this

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES plan. Options vest, in each case, as specified by the Company's compensation committee, generally over three years after issuance. At December 31, 2000, options representing 976,970 shares of common stock were available for grants.

     The Company also adopted the 1994 Directors Stock Option Plan, which provides for the issuance of options to acquire a maximum of 600,000 shares of common stock to directors who are not part of management and are not affiliated with a major stockholder. As of December 31, 2000, 140,000 options had been granted.

     The Company adopted the 1997 United Kingdom Scheme, which provides for the issuance of options to key employees under the 1994 Plan. As of December 31, 2000, 32,474 options had been granted.

     Stock option activity under the plans is as follows:

                               DECEMBER 31, 2000      DECEMBER 25, 1999      DECEMBER 26, 1998
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                              NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                               SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding beginning of
  year......................  4,720,955    $5.70     3,141,195    $6.23     2,732,195    $5.86
Awarded.....................    827,500     5.65     2,024,000     5.19       480,000     8.65
Cancelled...................   (983,732)    7.07      (337,000)    8.10       (71,000)    8.56
Exercised...................   (220,291)    3.99      (107,240)    3.99            --       --
                              ---------              ---------              ---------
Outstanding at end of
  year......................  4,344,432    $5.47     4,720,955    $5.70     3,141,195    $6.23
                              =========              =========              =========

     At December 31, 2000, December 25, 1999 and December 26, 1998, 2,430,935,
2,098,555 and 2,129,095, respectively, of the outstanding options were exercisable at a weighted average price of $5.45, $5.40 and $5.22, respectively.

     Of the total options outstanding at December 31, 2000, 1,169,924 have an exercise price in the range of $3.99 to $4.43, with a weighted average exercise price of $4.01 and a weighted average contractual life of 5 years; 1,149,924 of these options are currently exercisable at a weighted average price of $4.00. The remaining 3,174,508 of total options outstanding at December 31, 2000 have an exercise price in the range of $5.00 to $11.75, with a weighted average exercise price of $6.00 and a weighted average contractual life of 8 years; 1,281,011 of these options are currently exercisable at a weighted average exercise price of $6.76. Upon a change of control, as defined, options become fully vested and exercisable. In the case of most outstanding options, a change of control is generally defined as an 80% change in ownership, but that percentage may vary in particular cases.

     SFAS No. 123, "Accounting for Stock-Based Compensation", encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. Existing accounting requirements of Accounting Principles Board Opinion No. 25 ("APB No. 25") use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. The following

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES information is presented as if the Company had adopted SFAS No. 123 and restated its results (in thousands, except per share amounts):

                                                                FISCAL YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Net income (loss):
  As reported.....................................     $4,477        $(10,215)      $(3,815)
  Pro forma.......................................      2,124         (12,355)       (5,017)
Basic EPS:
  As reported.....................................     $ 0.07        $  (0.16)      $ (0.06)
  Pro forma.......................................       0.03           (0.20)        (0.07)
Diluted EPS:
  As reported.....................................     $ 0.07        $  (0.16)      $ (0.06)
  Pro forma.......................................       0.03           (0.20)        (0.07)

     For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2000, 1999 and 1998: expected volatility was 53%, 84% and 40% in 2000, 1999 and 1998, respectively; expected lives of 10 years, which equals the lives of the grants; a risk free interest rate ranging from 5.16% to 7.32% and a zero expected dividend rate. The weighted average grant-date fair value of an option granted during fiscal 2000, 1999 and 1998 was $4.11, $4.50 and $5.43, respectively.

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 28, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.

17. INCOME TAXES

     The provisions for income taxes applicable to continuing operations for fiscal 2000, 1999 and 1998 are summarized as follows (in thousands):

                                                                FISCAL YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Current:
  Federal.........................................    $     --       $    --        $    --
  State...........................................       1,475         2,100          2,900
  Foreign.........................................      10,787         4,946          9,617
                                                      --------       -------        -------
                                                        12,262         7,046         12,517
Deferred:
  Federal.........................................      (3,499)       (6,289)        (7,097)
  State...........................................        (253)         (523)        (1,075)
  Foreign.........................................      (6,258)           12            939
                                                      --------       -------        -------
                                                       (10,010)       (6,800)        (7,233)
                                                      --------       -------        -------
          Income tax expense......................    $  2,252       $   246        $ 5,284
                                                      ========       =======        =======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in thousands):

                                                                FISCAL YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Domestic..........................................    $(11,933)      $(16,638)      $(26,900)
Foreign...........................................      12,748         15,519         32,093
                                                      --------       --------       --------
                                                      $    815       $ (1,119)      $  5,193
                                                      ========       ========       ========

     A reconciliation between income taxes computed at the statutory U.S. Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in thousands):

                                                                FISCAL YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Amount at statutory Federal rate..................    $   285        $  (391)        $1,818
State taxes, net of Federal income tax............        795          1,025          1,187
Tax differential on foreign earnings..............       (337)          (792)           134
Foreign losses with no tax benefit................        403            318            379
Amortization of goodwill..........................      1,540          1,513          1,470
General business tax credits......................     (1,065)        (2,011)          (124)
Other.............................................        631            584            420
                                                      -------        -------         ------
          Income tax expense......................    $ 2,252        $   246         $5,284
                                                      =======        =======         ======

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax assets as of December 31, 2000 and December 25, 1999 were as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Deferred tax assets:
  Employee benefits, including postretirement benefits......    $ 37,912       $ 38,105
  Net operating loss carryforwards (NOL's)..................     116,190         99,955
  General business tax credits..............................      10,059          8,202
  Alternative minimum tax credit carryforwards..............      12,189         12,189
  Other liabilities and reserves............................      41,109         51,039
  Valuation allowance.......................................     (57,123)       (52,115)
                                                                --------       --------
          Total deferred tax assets.........................     160,336        157,375
                                                                --------       --------
Deferred tax liabilities:
  Property, plant and equipment.............................     (55,374)       (58,266)
  Undistributed earnings of foreign subsidiaries............      (7,226)        (7,226)
                                                                --------       --------
          Total deferred tax liabilities....................     (62,600)       (65,492)
                                                                --------       --------
          Net deferred tax asset............................    $ 97,736       $ 91,883
                                                                ========       ========

     The valuation allowance at December 31, 2000 and December 25, 1999 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization. During fiscal 2000, the valuation allowance increased $5.0 million from fiscal 1999. This increase resulted primarily from the increase in tax credit and loss carryforwards that may not be realized in future periods.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

During fiscal 1999, the valuation allowance increased $7.8 million from fiscal 1998. This increase resulted primarily from the increase in tax credit and loss carryforwards that may not be realized in future periods, offset by a decrease in preacquisition NOLs due to a change in tax regulations.

     The above amounts have been classified in the consolidated balance sheets as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Deferred tax assets (liabilities):
  Current domestic and foreign, included in other current
     assets.................................................    $ 19,093       $ 23,868
  Current foreign, included in accrued expenses.............      (2,565)          (351)
  Noncurrent domestic and foreign...........................      97,314         86,235
  Noncurrent foreign, included in other noncurrent
     liabilities............................................     (16,106)       (17,869)
                                                                --------       --------
                                                                $ 97,736       $ 91,883
                                                                ========       ========

     Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $97.7 million at December 31, 2000 will be realized. The Company announced a reorganization on February 10, 1999 (See Note 15) to better align itself in the marketplace. A major goal of this reorganization is to lower the overall cost structure of the Company and thereby increase profitability. The infusion of cash from the Heartland Transaction (See Note 1) is expected to lower the overall debt of the Company and reduce its interest expense. These factors along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

     Deferred income taxes and withholding taxes have been provided on earnings of the Company's foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. Deferred income taxes and withholding taxes have not been provided on the remaining undistributed earnings of foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2000 on which the Company has not provided deferred income taxes and withholding taxes is approximately $47.0 million.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     At December 31, 2000, the Company had the following tax attribute carryforwards available for U.S. Federal income tax purposes (in thousands):

                                                                         EXPIRATION
                                                               AMOUNT      DATES
                                                              --------   ----------
Net operating losses -- regular tax:
  Preacquisition, subject to limitations....................  $  6,580   2002-2009
  Postacquisition, unrestricted.............................    11,510   2002-2007
  Postacquisition, unrestricted.............................   101,530   2008-2012
  Postacquisition, unrestricted.............................   195,410   2018-2020
                                                              --------
                                                              $315,030
                                                              ========
Net operating losses -- alternative minimum tax:
  Preacquisition, subject to limitations....................  $  4,490   2002-2009
  Postacquisition, unrestricted.............................    10,420   2002-2007
  Postacquisition, unrestricted.............................    68,020   2008-2012
  Postacquisition, unrestricted.............................   203,380   2018-2020
                                                              --------
                                                              $286,310
                                                              ========
General business tax credits:
  Preacquisition, subject to limitations....................  $    580   2001-2003
  Postacquisition unrestricted..............................     8,170   2004-2020
                                                              --------
                                                              $  8,750
                                                              ========
Alternative minimum tax credits.............................  $ 12,189
                                                              ========

     As a result of the Heartland Transaction (See Note 1), Heartland owns approximately 60 percent of the outstanding shares and this constitutes a "change in control" that results in annual limitations on the Company's use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the date of the "change in control". Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets.

     Income taxes paid (refunds received) were $4.8 million, $3.0 million and $(6.0) million for fiscal 2000, 1999 and 1998, respectively.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's continuing operations financial instruments are summarized as follows (in thousands):

                                                          DECEMBER 31, 2000       DECEMBER 25, 1999
                                                        ---------------------   ---------------------
                                                        CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                         AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                        --------   ----------   --------   ----------
Long-term investments.................................  $  4,660    $  4,660    $  2,891    $  2,891
Long-term debt........................................  $883,979    $812,116    $912,542    $907,087

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

The following methods and assumptions were used to estimate these fair values:

     Long-Term Investments -- Fair value approximates carrying value.

     Long-Term Debt -- The fair value of the Senior Subordinated Notes and JPS Automotive Senior Notes is based upon quoted market price. The fair value of the other long-term debt of the Company approximates the carrying value.

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

19. RELATED PARTY TRANSACTIONS

     On March 13, 1998, the Company completed the sale of Wallcoverings to an affiliate of Blackstone Partners (See Note 14).

     Under the Amended and Restated Stockholders' Agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company has paid each of Blackstone Partners and WP Partners, or their respective affiliates, an annual monitoring fee of $1.0 million, which was payable in quarterly installments.

     During the first quarter of 2001, Heartland acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Partners and WP Partners. In the sale, the Company received gross proceeds of $125.0 million, or approximately $95.0 million after fees and expenses associated with the transactions. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the common stock of the Company.

     After the Heartland transaction, the Company's total shares outstanding increased from approximately 62 million shares to approximately 87 million shares, and Blackstone Partners' and WP Partners' ownership percentage in the Company declined from approximately 87% to approximately 31%. Heartland acquired approximately 60% of the Company's common stock. In connection with the Heartland Transaction, the Company paid Heartland a transaction fee of $12.0 million and paid WP Partners an investment banking fee of $2.0 million.

     During the first quarter of 2001, the Amended and Restated Stockholders' Agreement was terminated and a new, 10 year Services Agreement was entered into between the Company, C&A Products and Heartland. Under this Services Agreement, the Company will pay Heartland an annual advisory fee of $4.0 million. The Services Agreement also provides for the Company to pay a 1% transaction fee on certain acquisitions and divestitures commencing on or after February 23, 2002.

20. INFORMATION ABOUT THE COMPANY'S OPERATIONS

     On February 10, 1999, the Company announced the Reorganization, a comprehensive plan to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Germany. As part of the Reorganization, the Company also

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES established the Specialty Automotive Products division, which includes the Company's automotive fabrics and Dura Convertible Systems businesses (See Note
15). The Company's reportable segments reflect these newly established divisions. Financial data for all periods has been presented on this basis. North American Automotive Interior Systems and European Automotive Interior Systems include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior systems. The Specialty Automotive Products division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

     The accounting policies of the divisions are the same as those described in the Summary of Significant Accounting Policies (See Note 2). The Company evaluates performance based on profit or loss from operations before interest expense, foreign exchange gains and losses, loss on sale of receivables, other income and expense and income taxes.

     Information about the Company's divisions is presented below (in thousands):

                                       FISCAL YEAR ENDED
                                       DECEMBER 31, 2000
                              -----------------------------------
                               NORTH AMERICAN        EUROPEAN       SPECIALTY
                                 AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                              INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS    OTHER(a)     TOTAL
                              ----------------   ----------------   ----------   --------   ----------
External revenues...........     $1,175,648          $284,453        $441,718         --    $1,901,819
Inter-segment revenues......         22,330            34,709          33,764    (90,803)           --
Depreciation and
  amortization..............         43,153            16,641          13,542      1,370        74,706
Operating income (loss).....         87,161             1,135          22,847     (3,058)      108,085
Total assets................        696,820           228,593         234,564    120,313     1,280,290
Capital expenditures........         34,278            18,253          15,624        841        68,996

                                     FISCAL YEAR ENDED
                                     DECEMBER 25, 1999
                            -----------------------------------
                             NORTH AMERICAN        EUROPEAN       SPECIALTY
                               AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                            INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS    OTHER(a)      TOTAL
                            ----------------   ----------------   ----------   ---------   ----------
External revenues.........     $1,151,751          $306,374        $440,472    $      --   $1,898,597
Inter-segment revenues....         85,233            27,422          16,649     (129,304)          --
Depreciation and
  amortization............         38,614            17,127          14,849          884       71,474
Operating income (loss)...         89,374             2,292          39,596      (32,743)      98,519
Total assets..............        798,959           241,631         234,723       73,577    1,348,890
Capital expenditures......         45,758            23,472          12,687        4,513       86,430

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                     FISCAL YEAR ENDED
                                     DECEMBER 26, 1998
                            -----------------------------------
                             NORTH AMERICAN        EUROPEAN       SPECIALTY
                               AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                            INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS    OTHER (a)     TOTAL
                            ----------------   ----------------   ----------   ---------   ----------
External revenues.........     $1,065,461          $338,030        $421,978    $      --   $1,825,469
Inter-segment revenues....        163,432            26,287          29,516     (219,235)          --
Depreciation and
  amortization............         34,348            16,832          14,871        1,023       67,074
Operating income..........         74,485             9,242          14,206          545       98,478
Total assets..............        788,054           260,023         267,129       67,005    1,382,211
Capital expenditures......         53,550            12,440          20,537       12,464       98,991

- ---------------

(a) Other includes the Company's discontinued operations (See Note 14), non-operating units, the effect of eliminating entries and restructuring charges (See Note 15).

     Sales for the Company's primary product groups are as follows (in thousands):

                                                                FISCAL YEAR ENDED
                                                    ------------------------------------------
                                                    DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                        2000           1999           1998
                                                    ------------   ------------   ------------
Molded floor carpet...............................   $  458,151     $  468,008     $  416,971
Luggage compartment trim..........................       71,037         90,582         95,897
Acoustical products...............................      231,381        209,772        225,130
Accessory floormats...............................      160,433        165,931        157,209
Plastic-based interior trim systems...............      452,063        435,366        417,534
Automotive fabrics................................      290,529        269,475        267,185
Convertible top systems...........................      105,208        118,916        104,348
Other.............................................      133,017        140,547        141,195
                                                     ----------     ----------     ----------
          Total...................................   $1,901,819     $1,898,597     $1,825,469
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

     Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
General Motors Corporation..................................  31.4%  31.5%  31.2%
Ford Motor Company..........................................  20.6%  20.4%  19.9%
DaimlerChrysler AG..........................................  16.8%  18.9%  18.3%

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     Information about the Company's continuing operations in different geographic areas for fiscal 2000, 1999 and 1998 is presented below (in thousands):

                          FISCAL YEAR ENDED         FISCAL YEAR ENDED         FISCAL YEAR ENDED
                          DECEMBER 31, 2000         DECEMBER 25, 1999         DECEMBER 26, 1998
                       -----------------------   -----------------------   -----------------------
                                    LONG-LIVED                LONG-LIVED                LONG-LIVED
                       NET SALES      ASSETS     NET SALES      ASSETS     NET SALES      ASSETS
                       ----------   ----------   ----------   ----------   ----------   ----------
United States........  $1,123,607    $518,502    $1,092,546    $550,760    $1,047,862    $566,143
Canada...............     407,619      85,116       398,439      87,729       356,361      72,849
Mexico...............      86,140      26,248       101,238      20,296        83,216      17,234
United Kingdom.......     117,145      54,274       121,689      64,277       143,716      61,449
Other(a).............     167,308      73,951       184,685      74,227       194,314      83,508
                       ----------    --------    ----------    --------    ----------    --------
       Consolidated..  $1,901,819    $758,091    $1,898,597    $797,289    $1,825,469    $801,183
                       ==========    ========    ==========    ========    ==========    ========

- ---------------

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France and the Netherlands.

     Intersegment sales between geographic areas are not material. For fiscal years 2000, 1999 and 1998, export sales from the United States to foreign countries were $87.2 million, $84.7 million and $104.9 million, respectively.

     As of December 31, 2000, the Company's continuing operations employed approximately 15,000 persons on a full-time or full-time equivalent basis. Approximately 5,700 of such employees are represented by labor unions. Approximately 3,500 employees are represented by collective bargaining agreements that expire during fiscal 2001.

21. COMMITMENTS AND CONTINGENCIES

  Environmental

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the EPA, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors, including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. The Company records its best estimate when it believes it is probable that an environmental liability has been incurred and the amount of loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. In its assessment the Company makes its best estimate of the liability based upon information available to the Company at that time, including the professional judgment of the Company's environmental experts, outside

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES environmental specialists and other experts. As of December 31, 2000, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of December 31, 2000, the Company's estimate of its liability for these 33 sites is approximately $25.5 million. As of December 31, 2000, the Company has established reserves of approximately $37.0 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

     The Company is subject to federal, state and local environmental laws and regulations that: (i) affect ongoing operations and may increase capital costs and operating expenses; and (ii) impose liability for the costs of investigation and remediation and otherwise related to on-site and off-site contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

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

  Other Commitments

     As of December 31, 2000, the Company's continuing operations had approximately $7.8 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company's previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The quarterly data below is based on the Company's fiscal periods (in thousands, except per share amounts).

                                                                       FISCAL 2000
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
Net sales.............................................  $534,761   $507,209   $423,001   $436,848
Gross margin..........................................    83,715     84,133     53,165     45,628
Income (loss) from continuing operations..............     7,014     11,104     (3,678)   (15,877)
Income (loss) before extraordinary loss...............     7,014     17,704     (3,678)   (15,877)
Net income (loss).....................................     7,014     17,704     (4,364)   (15,877)
Basic and diluted earnings (loss) per share...........       .11        .29       (.07)      (.26)
Common stock prices:
  High................................................     6 1/8          7      6 1/8    4 15/16
  Low.................................................     4 1/2      5 1/8    4 11/16      2 7/8

                                                                       FISCAL 1999
                                                        -----------------------------------------
                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
Net sales.............................................  $478,337   $486,821   $427,873   $505,566
Gross margin..........................................    70,588     78,262     64,163     71,704
Income (loss) from continuing operations..............     2,316      5,318     (6,484)    (2,515)
Income (loss) before extraordinary loss...............     2,316      5,318     (6,484)    (2,515)
Net income (loss).....................................    (6,534)     5,318     (6,484)    (2,515)
Basic and diluted earnings (loss) per share...........     (0.10)      0.09      (0.10)     (0.04)
Common stock prices:
  High................................................     6 1/4     7 7/16      7 5/8          7
  Low.................................................     4 1/8          4     4 9/16      4 7/8

     The Company's operations are not subject to significant seasonal influences.

23. SIGNIFICANT SUBSIDIARY

     The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. Condensed consolidating financial information is not presented because the parent company has no independent assets or operations. The absence of separate condensed consolidating financial statements is also based upon the fact that any debt of C&A Products issued, and the assumption that any debt to be issued, under the Registration Statement on Form S-3 filed by the Company and C&A Products (Registration No. 33-62665) is or will be fully and unconditionally guaranteed by the Company.

24. EARNINGS PER SHARE

     The Company adopted SFAS No. 128, "Earnings Per Share," in December 1997. Basic earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined assuming the exercise of the stock options issued under the Company's stock option plans (See Note 16). There were no reconciling items between basic earnings per common share and diluted earnings per common share for 2000, 1999 and 1998. The incremental dilutive shares (in thousands) would have been 445, 432 and 700 in 2000, 1999 and 1998, respectively.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

25. SUBSEQUENT EVENTS

     During the first quarter of 2001, the Company announced that it had signed a letter of intent to acquire the Becker Group LLC ("Becker"), a supplier of plastic components to the automotive industry, with fiscal 2000 sales of approximately $235 million. Under terms of the letter, the Company will purchase all of the operating assets and equity interests of Becker. Consideration is expected to include $60.0 million in cash, an $18.0 million non-compete agreement (paid out evenly over five years), 17 million shares of the Company's common stock and warrants for 500,000 shares at an exercise price of $5.00 per share.

     On December 4, 1997, the Company entered into a joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds") to manufacture automotive interior fabrics in the United Kingdom. The Company and Courtaulds each own 50% of the joint venture. The Company's investment in the joint venture of $4.8 million at December 31, 2000 and $5.5 million at December 25, 1999 has been included in other assets in the accompanying consolidated balance sheets. During the first quarter of 2001, the Company purchased the remaining 50% from Courtaulds for $4.1 million.

     As part of the 1996 acquisition of Perstorp, the Company acquired 75% of Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture. During the first quarter of 2001, the Company acquired the remaining 25% of the Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture and related intangible assets for $3.5 million.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Collins & Aikman Corporation:

     We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Collins & Aikman Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated February 14, 2001 (except with respect to the matters discussed in Notes 1, 10, 19 and 25, as to which the date is March 21, 2001). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
February 14, 2001 (except with respect to the matters discussed in Note 2 to Schedule I, as to which the date is March 21, 2001)

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              DECEMBER 31,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
ASSETS
Current Assets:
  Cash......................................................   $     496      $      54
  Other.....................................................          --             --
                                                               ---------      ---------
          Total current assets..............................         496             54
Other assets................................................          --             --
                                                               ---------      ---------
                                                               $     496      $      54
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities.........................................   $      --      $      29
Share of accumulated losses in excess of investments in
  subsidiaries..............................................     152,900        148,564
Other noncurrent liabilities................................       2,582          2,582
Common stock................................................         705            705
Other stockholders' deficit.................................    (155,691)      (151,826)
                                                               ---------      ---------
          Total stockholders' deficit.......................    (154,986)      (151,121)
                                                               ---------      ---------
                                                               $     496      $      54
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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                            ------------------------------------------
                                                            DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                                2000           1999           1998
                                                            ------------   ------------   ------------
Other expenses............................................     $  (60)       $   (514)      $  (608)
Interest income...........................................         88             129           217
                                                               ------        --------       -------
Income (loss) from operations before equity in income
  (loss) of subsidiary....................................         28            (385)         (391)
Equity in income (loss) of subsidiary.....................      4,449          (9,830)       (3,424)
                                                               ------        --------       -------
          Net income (loss)...............................     $4,477        $(10,215)      $(3,815)
                                                               ======        ========       =======

      The Notes to the Condensed Financial Statements are an integral part of these condensed financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            DECEMBER 31,   DECEMBER 25,   DECEMBER 26,
                                                                2000           1999           1998
                                                            ------------   ------------   ------------
OPERATING ACTIVITIES
  Net cash provided by (used in) operating activities.....     $ 442         $    (27)      $   (334)
                                                               -----         --------       --------
FINANCING ACTIVITIES
  Purchases of treasury stock.............................      (477)          (2,097)       (25,013)
  Proceeds from exercise of stock options.................       869              448             --
  Intercompany transfers (to) from subsidiary.............      (392)           1,649         (5,987)
  Dividends paid to shareholders..........................        --          (50,198)            --
  Dividends received from subsidiary......................        --           50,198         31,000
                                                               -----         --------       --------
  Net cash used in financing activities...................        --               --             --
                                                               -----         --------       --------
Net increase (decrease) in cash...........................       442              (27)          (334)
Cash at beginning of year.................................        54               81            415
                                                               -----         --------       --------
Cash at end of year.......................................     $ 496         $     54       $     81
                                                               =====         ========       ========

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

2. During the first quarter of 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Capital Partners, L.P. and its affiliates ("Blackstone Partners") and Wasserstein Perella Partners, L.P. and its affiliates ("WP Partners"). In the sale, the Company received gross proceeds of $125.0 million, or approximately $95.0 million after fees and expenses associated with the transactions. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the common stock of the Company.

     As a result of the above transactions (collectively the "Heartland Transaction"), the Company's total shares outstanding increased from approximately 62 million shares to approximately 87 million shares, and Blackstone Partners' and WP Partners' ownership percentage in the Company declined from approximately 87% to approximately 31%. As a result of the Heartland Transaction, Heartland is entitled to designate a majority of the Company's Board of Directors.

3.   See Notes to Consolidated Financial Statements for additional disclosures.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000, DECEMBER 25, 1999 AND DECEMBER 26,
                                      1998
                                 (IN THOUSANDS)

                                             ADDITIONS     CHARGE TO
                               BALANCE AT    RESULTING       COSTS     CHARGED TO
                               BEGINNING        FROM          AND        OTHER                     BALANCE AT
DESCRIPTION                     OF YEAR     ACQUISITIONS   EXPENSES     ACCOUNTS     DEDUCTIONS    END OF YEAR
- -----------                    ----------   ------------   ---------   ----------    ----------    -----------
FISCAL YEAR ENDED DECEMBER
  31, 2000:
Allowance for doubtful
  accounts...................   $ 8,557         $ --        $ 6,606      $ (924)(a)   $ (6,142)(b)   $ 8,097
Restructuring reserves.......   $13,518         $ --        $    --      $   --       $(10,983)(c)   $ 2,535
FISCAL YEAR ENDED DECEMBER
  25, 1999:
Allowance for doubtful
  accounts...................   $ 7,228         $ --        $ 2,384      $1,210(a)    $ (2,265)(b)   $ 8,557
Restructuring reserves.......   $ 1,940         $ --        $20,030      $   --       $ (8,452)(c)   $13,518
FISCAL YEAR ENDED DECEMBER
  26, 1998:
Allowance for doubtful
  accounts...................   $ 9,275         $247        $ 3,751      $  482(a)    $ (6,527)(b)   $ 7,228
Restructuring reserves.......   $ 7,676         $ --        $    --      $   --       $ (5,736)(c)   $ 1,940

- ---------------

(a) Reclassifications and collection of accounts previously written off.
(b) Reclassifications to other accounts, uncollectible amounts written off, and the elimination of amounts included in the allowance due from Enjema which was considered as a component of the Company's purchase cost for the remaining 50% interest in Enjema.
(c) Spending against the established reserves. See Note 15 to the Notes to Consolidated Financial Statements.