Form 10-Q
period 2001-03-31
COLLINS & AIKMAN CORP
filed 2001-05-15
CIK 846815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

               X Quarterly Report Pursuant to Section 13 or 15(d)
              --
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                                       or
               __Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

As of May 10, 2001, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 87,393,300 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)


                                                             MARCH 31,          APRIL 1,
                                                                2001              2000
                                                             (13 WEEKS)        (14 WEEKS)
                                                             ---------         ---------

Net sales ...........................................        $ 453,097         $ 534,761
Cost of goods sold ..................................          394,341           451,046
                                                             ---------         ---------
Gross profit ........................................           58,756            83,715
Selling, general and administrative expenses ........           38,162            43,553
Restructuring charges ...............................            9,200                --
                                                             ---------         ---------
Operating income ....................................           11,394            40,162

Interest expense, net ...............................           23,269            25,062
Loss on sale of receivables .........................            1,393             3,818
Other expense (income) ..............................            1,722            (1,079)
                                                             ---------         ---------

Income (loss) before income taxes ...................          (14,990)           12,361
Income tax expense (benefit) ........................           (7,886)            5,347
                                                             ---------         ---------

Income (loss) from continuing operations before
  extraordinary charge ..............................           (7,104)            7,014
Extraordinary charge, net of income taxes of $227 ...             (340)               --
                                                             ---------         ---------

Net income (loss) ...................................        $  (7,444)        $   7,014
                                                             =========         =========

Net income (loss) per basic and diluted common share:
    Continuing operations ...........................        $   (0.10)        $    0.11
    Extraordinary charge ............................               --                --
                                                             ---------         ---------
Net income (loss) ...................................        $   (0.10)        $    0.11
                                                             =========         =========
Average common shares outstanding:
  Basic .............................................           71,328            61,889
                                                             =========         =========
  Diluted ...........................................           71,328            62,365
                                                             =========         =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                     (UNAUDITED)
                                                                      MARCH 31,          DECEMBER 31,
                                                                         2001                2000
                                                                     -----------         -----------
ASSETS
Current Assets:
   Cash and cash equivalents ................................        $    23,375         $    20,862
   Accounts and other receivables, net ......................            201,936             196,451
   Inventories ..............................................            125,504             131,720
   Other ....................................................             74,742              75,852
                                                                     -----------         -----------

     Total current assets ...................................            425,557             424,885

Property, plant and equipment, net ..........................            423,770             434,147
Deferred tax assets .........................................            102,555              97,314
Goodwill, net ...............................................            247,503             245,509
Other assets ................................................             81,792              78,435
                                                                     -----------         -----------

                                                                     $ 1,281,177         $ 1,280,290
                                                                     ===========         ===========

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Short-term borrowings ....................................        $     3,467         $     3,835
   Current maturities of long-term debt .....................             38,005              84,302
   Accounts payable .........................................            150,456             178,483
   Accrued expenses .........................................            137,675             123,109
                                                                     -----------         -----------
      Total current liabilities .............................            329,603             389,729

Long-term debt ..............................................            783,211             799,677
Other, including post-retirement benefit obligation .........            233,002             245,870
Commitments and contingencies................................

Common stock (300,000 shares authorized, 87,099 shares
   issued and 87,097 shares outstanding at March 31, 2001
   150,000 shares authorized, 70,521 shares issued and 62,024
   shares outstanding at December 31, 2000) .................                871                 705
Other paid-in capital .......................................            629,545             585,481
Accumulated deficit .........................................           (644,084)           (636,640)
Accumulated other comprehensive loss ........................            (50,959)            (42,924)
Treasury stock, at cost ( 2 shares at March 31, 2001
   and 8,497 shares at December 31, 2000) ...................                (12)            (61,608)
                                                                     -----------         -----------

     Total common stockholders' deficit .....................            (64,639)           (154,986)
                                                                     -----------         -----------
                                                                     $ 1,281,177         $ 1,280,290
                                                                     ===========         ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             MARCH 31,         APRIL 1,
                                                                               2001              2000
                                                                            (13 WEEKS)        (14 WEEKS)
                                                                             ---------         ---------

OPERATING ACTIVITIES
Income (loss) from continuing operations ............................        $  (7,104)        $   7,014
  Adjustments to derive cash flow from continuing operating
   activities:
     Deferred income tax expense (benefit) ..........................           (5,468)            2,143
     Depreciation and amortization ..................................           20,093            18,761
     Decrease (increase) in accounts and other receivables ..........          (12,223)            9,392
     Decrease (increase) in inventories .............................            7,789            (4,909)
     Decrease in accounts payable ...................................          (30,014)          (10,325)
     Increase in interest payable ...................................           10,292            14,910
     Other, net .....................................................           (2,676)           31,969
                                                                             ---------         ---------

       Net cash provided by (used in) continuing operating activities          (19,311)           68,955
                                                                             ---------         ---------

Net cash used in discontinued operations ............................           (3,335)           (3,188)
                                                                             ---------         ---------


INVESTING ACTIVITIES
Additions to property, plant and equipment ..........................          (10,629)          (15,095)
Sales of property, plant and equipment ..............................               --                74
Acquisitions, net of cash acquired ..................................           (7,341)               --
                                                                             ---------         ---------

       Net cash used in investing activities ........................          (17,970)          (15,021)
                                                                             ---------         ---------

FINANCING ACTIVITIES
Issuance of long-term debt ..........................................           50,000                --
Debt related costs ..................................................          (10,747)               --
Repayment of long-term debt .........................................          (55,743)          (13,676)
Proceeds from (reduction of) participating interest in accounts
  receivable ........................................................            8,864            (4,651)
Repayments on revolving credit facilities ...........................          (55,244)          (10,463)
Increase on short-term borrowings ...................................              392             5,678
Purchase of treasury stock, net .....................................               --              (136)
Proceeds from stock issuance ........................................          105,323                --
Other, net ..........................................................              284                --
                                                                             ---------         ---------

       Net cash provided by (used in) financing activities ..........           43,129           (23,248)
                                                                             ---------         ---------

Net increase in cash and cash equivalents ...........................            2,513            27,498
Cash and cash equivalents at beginning of period ....................           20,862            13,980
                                                                             ---------         ---------
Cash and cash equivalents at end of period ..........................        $  23,375         $  41,478
                                                                             =========         =========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.       ORGANIZATION:

         Collins & Aikman Corporation (the "Company") is a Delaware corporation. As of March 31, 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") owned approximately 60% of the Company. This interest was acquired on February 23, 2001 through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Capital Partners, L.P. and its affiliates ("Blackstone Partners") and Wasserstein Perella Partners, L.P. and its affiliates ("WP Partners"). As a result of the sale, the Company received gross proceeds of $125.0 million, or approximately $105.3 million after fees and expenses associated with the transactions. In addition, the Company had to pay $10.7 million in transaction related costs to obtain change in control consents, fees related to the new Term Loan D Facility and other amendments to the Company's Credit Agreement Facilities, resulting in net proceeds to the Company of $94.6 million. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the common stock of the Company.

         As a result of the above transactions (collectively the "Heartland Transaction"), the Company's total shares outstanding increased from approximately 62 million shares to approximately 87 million shares and Blackstone Partners' and WP Partners' ownership percentage in the Company declined from approximately 87% to approximately 31%. Furthermore, Heartland is entitled to designate a majority of the Company's Board of Directors.

         The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.

B.       BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform with the fiscal 2001 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year.

         During fiscal 2000, the Company changed its fiscal year-end to a calendar year-end. The 2000 fiscal year ended December 31, 2000 consisted of 53 weeks and the year ending December 31, 2001 will consist of 52 weeks. In a 53 week year, the Company's policy was to include the additional week in the first quarter of the year. As a result, the quarter ended March 31, 2001 consisted of 13 weeks and the quarter ended April 1, 2000 consisted of 14 weeks.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

C.       FOREIGN CURRENCY PROTECTION PROGRAMS:

         The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 2001. These contracts aggregated a U.S. dollar equivalent of $200.9 million at March 31, 2001. The fair value of these contracts approximated the contract value at March 31, 2001.

         During 2000, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. The premiums associated with these contracts were amortized over the contracts' terms which were one year or less. The total notional amount purchased in 2000 was $24.5 million with associated premiums of $0.2 million. At March 31, 2001, there was no notional amount outstanding.

         During the first quarter of 2001, the Company purchased option contracts giving the Company the right to sell Canadian dollars collected by the Company. The premiums associated with these contracts are expensed by marking the time value of each option contract to fair market value. The contract terms are one year or less. The total notional

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


amount purchased was $11.3 million with associated premiums of $0.1 million. The total notional amount outstanding at March 31, 2001 was $11.3 million.

         During fiscal 2000, in order to comply with the provisions of the New Receivables Facility, the Company purchased a series of option contracts, each of which gave Carcorp Inc., a wholly-owned bankruptcy remote subsidiary of the Company, the right to sell 70 million Canadian dollars in exchange for U.S. dollars. The premiums associated with these contracts were amortized over the contracts' terms, which were one year or less. The total U.S. dollar notional amount purchased during 2000 to comply with the New Receivables Facility was $173.9 million, with associated premiums of $0.4 million. No amounts were purchased during the first quarter of 2001. The total notional amount outstanding at March 31, 2001 was $43.2 million.

D.       INVENTORIES:

         Inventory balances are summarized below (in thousands):

                       March 31,      December 31,
                         2001             2000
                       --------        --------

Raw materials ...      $ 81,508        $ 80,811
Work in process..        21,745          28,545
Finished goods...        22,251          22,364
                       --------        --------
                       $125,504        $131,720
                       ========        ========

E:       CUSTOMER ENGINEERING AND TOOLING:

         In September 1999, the Financial Accounting Standards Board's ("FASB's") Emerging Issue Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements". EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The consensus can be applied prospectively to costs incurred after December 31, 1999 or as a cumulative effect of a change in accounting principle as of the beginning of a company's fiscal year. The Company adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. The adoption of EITF No. 99-5 did not have a material effect on the consolidated financial position or the results of operations of the Company. At March 31, 2001, the Company had assets of approximately $6.3 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, approximately $32.6 million (of which $30.4 million is reimbursable) for molds, dies and other tools that are customer-owned and approximately $6.3 million for molds, dies and other tools that the Company owns.

F:       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.8 million for each of the quarters ended March 31, 2001 and April 1, 2000. Accumulated amortization at March 31, 2001 was $33.8 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the projected non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced. At March 31, 2001, the Company believes the recorded value of its goodwill of $247.5 million is fully recoverable.

G:        LONG-TERM DEBT:

         On February 23, 2001, C&A Products entered into amended and restated credit facilities. The facilities consist of: (i) a senior secured term loan A facility in the principal amount of $61.3 million (as of March 31, 2001), payable in

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan B facility in the principal amount of $117 million (as of March 31, 2001), payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility"); (iii) a senior secured term loan C facility in the principal amount of $95 million (as of March 31, 2001), payable in quarterly installments through December 2005 (the "Term Loan C Facility"); (iv) a senior secured term loan D facility in the principal amount of $50 million maturing in January 2006 (the "Term Loan D Facility"; together with the Term Loan A, Term Loan B and Term Loan C Facilities, the "Term Loan Facilities") and (v) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million, terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). At March 31, 2001, there was approximately $93.0 million outstanding under the Revolving Credit Facility (including $53.6 million borrowed by the Canadian Borrowers).

         The proceeds from the Term Loan D Facility were used to retire all outstanding JPS Automotive 11 1/8% Senior Notes due June 2001 in full on March 28, 2001 at a redemption price equal to their principal amount with interest accrued to the redemption date.

         The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities. In connection with seeking the amendment and restatement in February 2001, the Company received waivers of the interest coverage and leverage ratio covenants for the period ending December 31, 2000. The primary purpose of the amendments was to permit the Change of Control precipitated by the Heartland Transaction and to provide for the Term Loan D Facility. As a part of this amendment and restatement, the Company is providing collateral additional to the previous pledge of stock of C&A Products and its significant subsidiaries and certain intercompany indebtedness and guarantees from the Company and its U.S. subsidiaries (subject to certain exceptions). This additional collateral consists of a first priority lien on substantially all of the assets of the Company, C&A Products and its U.S. and Canadian subsidiaries with certain exceptions (including assets included in the Company's receivables facilities, certain scheduled assets and certain assets whose value relative to cost of lien perfection is considered too low to include). The Company also obtained amendments adjusting the interest coverage and leverage ratio covenants as well as adjustments to certain definitions and calculations, giving the Company increased operating flexibility. These amendments, together with the credit environment, resulted in increased interest rates charged under the existing Credit Agreement Facilities.

         Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended February 23, 2001 bear interest at a per annum rate equal to the Company's choice of: (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus 0.5% and Chase's base certificate of deposit rate plus 1%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from 1.25% to 2.00%; or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 2.25% to 3.00%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non-cash charges and certain other adjustments) were 2.75% in the case of the LIBOR/BA Margin and 1.75% in the case of the ABR/Canadian Prime Rate Margin on March 31, 2001. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of: (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin; or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended February 23, 2001 bears interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 2.50% to 2.75% (the "Tranche B ABR Margin"); or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.50% to 3.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 2.50% and 3.50%, respectively, at March 31, 2001. Indebtedness under the Term Loan C Facility, as amended February 23, 2001 bears interest at a per annum rate equal to the Company's choice of:
(i) Chase's Alternate Base Rate (as described above) plus a margin of 2.75% (the "Tranche C ABR Margin"); or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin of 3.75% (the "Tranche C LIBOR Margin"). The

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Tranche C ABR Margin and the Tranche C LIBOR Margin, were 2.75% and 3.75%, respectively, at March 31, 2001. Indebtedness under the Term Loan D Facility will bear interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin of 3.25%; or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin of 4.25%. The weighted average rate of interest on the Credit Agreement Facilities at March 31, 2001 was 9.0%.

         In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (w) pay taxes and ordinary expenses, (x) make permitted repurchases of shares or options, (y) make permitted investments in finance, foreign or acquired subsidiaries and (z) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company: (i) in any fiscal year in an aggregate amount up to $25 million; and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period.

         C&A Products has outstanding $400 million in 11 1/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). In connection with the Heartland Transaction, the indenture governing the Senior Subordinated Notes was amended to ensure that the Heartland Transaction would not result in a change of control and therefore require that C&A Products make an offer to repurchase the Senior Subordinated Notes. Other modifications to certain covenants were made to facilitate the Heartland Transaction and provide greater financing flexibility. In connection with the amendments, a consent fee was paid to the holders of the Senior Subordinated Notes.

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

         At March 31, 2001, the scheduled maturities of long-term debt are as follows (in thousands):

        Remainder of fiscal year 2001.................       $ 29,755
        Fiscal year 2002..............................         35,045
        Fiscal year 2003..............................         25,905
        Fiscal year 2004..............................        163,731
        Fiscal year 2005..............................        150,740
        Later years...................................        416,040
                                                             --------
                                                             $821,216
                                                             ========

H.       RECEIVABLES FACILITY:

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On December 27, 1999, the Company funded $120 million through the New Receivables Facility. At March 31, 2001, the New Receivables Facility was fully utilized at $91.3 million. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a margin of 0.70% and dealer fees of 0.05% (7.41% at inception and 6.11% at March 31, 2001). In addition, the Company pays 0.25% on the unused committed portion of the facility. In connection with the receivables sales, a loss of $1.4 million was incurred under the New Receivables Facility for continuing operations in the first quarter of fiscal 2001, compared to a loss of $3.8 million for the first quarter of fiscal 2000.

         As of March 31, 2001, the conduits and the holders of term certificates and variable funding certificates collectively had invested $91.3 million, to purchase an undivided senior interest (net of settlements in transit) in the receivables pool and, accordingly, such receivables were not reflected in the Company's accounts and other receivables balances as of those dates. As of March 31, 2001, Carcorp's total receivables pool was $174.9 million. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold. The Company estimates the fair value of its retained interest by considering two key assumptions: the payment rate, which is derived from the average life of the accounts receivable, which is less than 60 days, and the rate of expected credit losses. Based on the Company's favorable collection experience and very short-term nature of receivables, both assumptions are considered to be highly predictable. Therefore, the Company's estimated fair value of its retained interests in the pool of eligible receivables is approximately equal to the previous cost, less the associated allowance for doubtful accounts.

         The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due, are used to purchase new receivables from the Sellers. During the first quarter of fiscal 2001, Carcorp had net cash collections of approximately $475.9 million. These funds were used to purchase new receivables from the Sellers, under the revolving agreement. The level of funding provided by the commercial paper conduits increased $8.9 million during the first quarter of fiscal 2001.

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

I.       RESTRUCTURING:

         During the first quarter of 2001 the Company undertook a restructuring program resulting in a charge of $9.2 million. The goal of the 2001 restructuring program is to further de-layer management in the North American, European and Specialty operations. The pre-tax $9.2 million charge includes $8.4 million of severance costs and $0.8 million of asset impairments.

         The Company recognized severance costs for over 700 operating personnel at the Company's convertible tops, fabrics, accessory floormats, plastics, carpet and acoustics locations in North America and the Company's plastics, accessory floormats, carpet and acoustics operations in Europe. The Company also recognized severance costs for management and administrative personnel at its World Headquarters, North American Automotive Interior Systems division and European Automotive Interior Systems division.

         The 2001 reorganization also includes the closure of one operating facility. The Warwick, UK stamping facility is expected to be closed in September 2001. The asset impairments, primarily related to machinery and equipment located at the site, are based on management's estimates of the values to be realized upon disposition of the assets.

         The components of the restructuring charges are as follows (in thousands):

                                         Original    Changes in    Remaining
                                          Reserve      Reserve      Reserve
                                         --------    ----------    ---------
Anticipated severance benefits.........    $8,400       $1,800       $6,600
                                           ======       ======       ======

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. The Company undertook the Reorganization to reduce costs and improve operating efficiencies throughout the Company's operations and to more effectively respond to the original equipment manufacturers' demand for complete interior trim systems and more sophisticated components. Upon final completion of the Reorganization plan, the Company recognized a pre-tax restructuring charge of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commission contracts at the Company's North American plastics operations. The 1999 Reorganization included the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999 and the relocation of its operations to another fabrics facility was completed in fiscal 2000. The acoustics facility in Vastra Frolunda, Sweden, was closed in September 2000 and its operations were relocated to other facilities in Europe. The $13.4 million in asset impairments recognized by the Company were primarily relating to buildings, machinery and equipment located at these three sites. In addition to the plant closures, the Company recognized severance costs for operating personnel at the Company's plastics operations in the United Kingdom and the Company's fabrics, convertibles and accessory floormats operations in North America. The Company also recognized severance costs for management and administrative personnel at the Company's former North Carolina headquarters and North American Automotive Interior Systems division.


         During fiscal 2000, certain modifications were made to the Reorganization, which changed the original estimates. Severance costs for individuals and payments for the termination of sales commission arrangements originally contemplated in the Reorganization were approximately $3.1 million lower than the original estimates. The reduction consisted of $2.0 million of severance benefits and $1.1 million of payments for termination of sales commission arrangements. However, during fiscal 2000, there were additional personnel terminations made as the Company continued to reshape its management team. The Company estimates indicate that the adjustment to reduce the original restructuring provision approximates the provision required for the additional personnel terminated in fiscal 2000. As of March 31, 2001, the Company's Reorganization efforts, as modified, were substantially complete and approximately 1,000 employees had been terminated.

         The components of the reserves for the restructuring charges are as follows (in thousands):


                                                                Original        Changes in        Remaining
                                                                 Reserve          Reserve          Reserve
                                                                --------         --------         --------
Anticipated severance benefits .........................        $ 15,061         $(15,022)        $     39
Anticipated payments related to the termination of sales
     commission arrangements ...........................           4,969           (3,239)           1,730
                                                                --------         --------         --------
                                                                $ 20,030         $(18,261)        $  1,769
                                                                ========         ========         ========

J.       RELATED PARTY TRANSACTIONS:

         Under the terms of an agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company was obligated to pay to each of Blackstone Partners and WP Partners an annual monitoring fee of $1.0 million. As a result of the Heartland Transaction, this Agreement was terminated. Under a new, 10 year Services Agreement between the Company, C&A Products and Heartland, the Company will pay Heartland an annual advisory fee of $4.0 million. The Services Agreement also provides for the Company to pay a 1% transaction fee on certain acquisitions and divestitures commencing on or after February 23, 2002.

         The Company will pay aggregate fees of $3.7 million for the year ended December 31, 2001 to Heartland, Blackstone Partners and WP Partners under the terms of the old agreement and the new Services Agreement. Heartland received an advisory fee of $0.4 million as of March 31, 2001 and Blackstone Partners and WP Partners, or their respective affiliates each received a final monitoring fee of $150,000. The Company expensed the total quarterly payments of $0.7 million in the first quarter of 2001. Heartland will receive a total of $3.0 million to be paid quarterly over the remainder of fiscal 2001.

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

         Information about the Company's divisions is presented below (in thousands):

                                                      Quarter Ended March 31, 2001 (13 weeks)
                             -------------------------------------------------------------------------------------

                              North American       European        Specialty
                                Automotive        Automotive      Automotive
                             Interior Systems  Interior Systems    Products          Other (a)             Total
                             ----------------  ----------------   -----------        ----------         ----------
External revenues .....        $  272,624        $   71,215        $  109,258        $       --         $  453,097
Inter-segment revenues              5,333             8,856                --           (14,189)                --
Depreciation and
    amortization ......            11,410             4,931             3,414               338             20,093
Operating income (loss)            16,230               507             5,153           (10,496)            11,394
Total assets ..........           685,745           234,694           247,724           113,014          1,281,177
Capital expenditures ..             4,754             3,352             2,351               172             10,629


                                                      Quarter Ended April 1, 2000 (14 weeks)
                             -------------------------------------------------------------------------------------

                              North American       European        Specialty
                                Automotive        Automotive      Automotive
                             Interior Systems  Interior Systems    Products          Other (a)             Total
                             ----------------  ----------------   -----------        ----------         ----------
External revenues .....        $  326,613        $   86,248        $  121,900        $       --         $  534,761
Inter-segment revenues              4,969             9,381            10,738           (25,088)                --
Depreciation and
    amortization ......            10,841             4,293             3,291               336             18,761
Operating income (loss)            28,286             2,399            10,903            (1,426)            40,162
Total assets ..........           799,981           245,099           243,388            69,201          1,357,669
Capital expenditures ..             9,068             3,083             2,568               376             15,095

 (a) Other includes the Company's discontinued operations, non-operating units, the effect of eliminating entries and restructuring charges.

Sales for the Company's primary product groups are as follows (in thousands):

                                                                        Quarter Ended
                                                                  --------------------------
                                                                  March 31,        April 1,
                                                                     2001            2000
                                                                  (13 weeks)      (14 weeks)
                                                                   --------        --------
Molded floor carpet .......................................        $122,353        $124,098
Luggage compartment trim ..................................          10,035          24,868
Acoustical products .......................................          61,781          63,588
Accessory floormats .......................................          37,533          46,438
Plastic-based interior trim modules, systems and components          92,332         133,945
Automotive fabrics ........................................          61,764          70,989
Convertible top systems ...................................          41,013          36,906
Other .....................................................          26,286          33,929
                                                                   --------        --------
Total .....................................................        $453,097        $534,761
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

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                             Quarter Ended
                                   ------------------------------------
                                     March 31,            April 1,
                                        2001                 2000
                                   ----------------  ------------------
General Motors Corporation.........     28.1%               29.7%
Ford Motor Company.................     23.6%               19.4%
DaimlerChrysler AG.................     18.5%               20.1%

         Information about the Company's continuing operations in different geographic areas are presented below (in thousands):

                    Quarter Ended March 31, 2001    Quarter Ended April 1, 2000
                             (13 weeks)                       (14 weeks)
                     --------------------------      --------------------------
                                     Long-Lived                      Long-Lived
                     Net Sales         Assets        Net Sales         Assets
                     ---------        --------       ---------        --------
United States         $323,857        $518,541        $300,273        $543,690
Canada .......          43,238          79,591         115,117          88,268
Mexico .......          14,787          29,968          33,122          22,839
United Kingdom          31,686          58,880          35,796          58,448
Other (a) ....          39,529          66,085          50,453          73,626
                      --------        --------        --------        --------
Consolidated .        $453,097        $753,065        $534,761        $786,871
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

         See also "PART I - FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

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

M.         COMMON STOCKHOLDERS' DEFICIT:

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


             Total comprehensive income (loss) for the quarters ended March 31, 2001 and April 1, 2000 was $(15.5) million and $3.4 million, respectively. Activity in the common stockholders' deficit since December 31, 2000 is as follows (in thousands):

                                       Current Year                            Accumulated                  Other
                                       Comprehensive              Accumulated  Other Compre-    Common      Paid-In     Treasury
                                       Income(Loss)      Total      Deficit    hensive Loss      Stock      Capital      Stock
                                       -------------   ---------  -----------  -------------   ---------    --------    --------

Balance at December 31, 2000 .........                 $(154,986)  $(636,640)     $ (42,924)   $     705    $ 585,481   $(61,608)
   Comprehensive income:
        Net loss .....................    $  (7,444)      (7,444)     (7,444)            --           --           --         --
          Other comprehensive income
             (loss), net of tax:
          Foreign currency
              translations adjustments       (8,031)      (8,031)                    (8,031)          --           --         --
          Pension equity adjustment ..           (4)          (4)         --             (4)          --           --         --
                                          ---------
                                          $ (15,479)
                                          =========
   Compensation expense ..............                       219          --             --           --          219         --
   Issuance of common stock ..........                    44,294                                     166       44,128
   Reissue of treasury  stock ........                    61,313          --             --           --         (283)    61,596
                                                       ---------   ---------      ---------    ---------    ---------   --------
Balance at March 31, 2001 ............                 $ (64,639)  $(644,084)     $ (50,959)   $     871    $ 629,545   $    (12)
                                                       =========   =========      =========    =========    =========   ========


               The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                               Foreign Currency      Pension      Accumulated Other
                                  Translation         Equity       Comprehensive
                                  Adjustments       Adjustment          Loss
                               ----------------     ----------    -----------------
Balance at December 31, 2000        $(42,695)        $   (229)        $(42,924)
Current period change ......          (8,031)              (4)          (8,035)
                                    --------         --------         --------
Balance at March 31, 2001 ..        $(50,726)        $   (233)        $(50,959)
                                    ========         ========         ========

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

O.       NEWLY ISSUED ACCOUNTING STANDARDS:

         In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 (See Note H) and for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the adoption of SFAS No. 140 will have an immaterial effect on the consolidated financial position and the results of operations of the Company.

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

             The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. As of March 31, 2001, SFAS No. 133 and SFAS No. 138 had an immaterial effect on net income, comprehensive income, assets and liabilities.

P.       ACQUISITIONS AND JOINT VENTURES:

             The Company announced on March 21, 2001 that it had signed a letter of intent to acquire the Becker Group LLC ("Becker"), a supplier of plastic components to the automotive industry, with fiscal 2000 sales of approximately $235 million. Under terms of the letter, the Company would acquire all of the equity interests of Becker. The owners of Becker would receive 17 million shares of the Company's common stock and a three year warrant for 500,000 shares at an exercise price of $5.00 per share. In connection with the acquisition, approximately $60 million of debt of Becker would be repaid and, to the extent debt balances are less than $60 million, the sellers would receive cash for the difference. The three individual sellers would be required to enter into non-compete agreements that would provide for aggregate payments to them over five years totaling $18 million. Completion of the transaction is subject to certain terms and conditions, including negotiation of definitive documentation, and it is expected to close during the second quarter of 2001.

             On December 4, 1997, the Company entered into a 50% joint venture with Courtaulds Textiles (Holdings) Limited ("Courtaulds") to manufacture automotive interior fabrics in the United Kingdom. During the first quarter of 2001, the Company purchased the remaining 50% from Courtaulds for $3.8 million, net of cash acquired.

             As part of the 1996 acquisition of Perstorp, the Company acquired 75% of Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture. During the first quarter of 2001, the Company acquired the remaining 25% of the Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture and related intangible assets for $3.5 million.

Q.       SUBSEQUENT EVENTS:

             On April 18, 2001, the Company announced that it had signed a letter of intent to acquire the automotive fabric operations of Joan Fabrics ("Joan"), a leading supplier of bodycloth to the automotive industry, and all of the operating assets of Joan's affiliated yarn dying operation, Western Avenue Dyers ("WAD"). Aggregate consideration is expected to include approximately $20.0 million in cash, 12,760,000 shares of the Company's common stock and approximately $80.0 million of debt will be repaid by C&A Products in connection with the acquisition. Completion of the transaction is subject to certain terms and conditions, including negotiation of definitive documentation, and is expected to close within the next several months.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

HEARTLAND TRANSACTION

         In February 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") acquired approximately 60% of the outstanding common stock of Collins & Aikman corporation (the "Company") through a purchase of 25 million shares of common stock from the Company and 27 million shares from the Company's former controlling shareholders. As a result of this transaction, the Company received gross proceeds of $125.0 million, or approximately $105.3 million after fees and expenses. The Company had to pay $10.7 million in transaction related costs to obtain change in control consents, fees related to the new Term Loan D Facility and other amendments to the Company's Credit Agreement Facilities. The Company also received a profit participation interest in certain sales by Heartland.

         In connection with Heartland's acquisition of control, the Company amended and restated its credit agreement principally to:

             o permit the change of control

             o modify covenants to reflect the Company's new circumstances and provide greater operating flexibility

             o waive certain covenant defaults at December 31, 2000

             o increase interest rates

             o add a term loan D facility of $50 million so as to fund the redemption of the JPS Senior Notes due in June 2001

See " -- Liquidity and Capital Resources".

ACQUISITIONS

         The Company announced on March 21, 2001 that it had signed a letter of intent to acquire the Becker Group LLC ("Becker"), a supplier of plastic components to the automotive industry, with fiscal 2000 sales of approximately $235 million. Under terms of the letter, the Company would acquire all of the equity interests of Becker. The owners of Becker would receive 17 million shares of the Company's common stock and a three year warrant for 500,000 shares at an exercise price of $5.00 per share. In connection with the acquisition, approximately $60 million of debt of Becker would be repaid and, to the extent debt balances are less than $60 million, the sellers would receive cash for the difference. The three individual sellers would be required to enter into non-compete agreements that would provide for aggregate payments to them over five years totaling $18 million. Completion of the transaction is subject to certain terms and conditions, including negotiation of definitive documentation, and it is expected to close during the second quarter of 2001.

         On April 18, 2001, the Company announced that it had signed a letter of intent to acquire the automotive fabric operations of Joan Fabrics ("Joan"), a leading supplier of bodycloth to the automotive industry, and all of the operating assets of Joan's affiliated yarn dying operation, Western Avenue Dyers ("WAD"). Consideration is expected to include $100 million in cash and 12,760,000 shares of the Company's common stock. Completion of the transaction is subject to certain terms and conditions, including negotiation of definitive documentation, and is expected to close within the next several months.

         Both of the above acquisitions are intended to solidify the Company's position as a Mega Tier II supplier of interior components and automotive fabrics. The products of each company enhance the Company's product portfolio. The Becker acquisition is expected to provide the Company with an extended enterprise relationship with a significant Tier I interior system integrator. The Company intends to fund the cash requirements for these acquisitions with revolving credit borrowings, receivable facility proceeds and cash on hand.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REORGANIZATION

         During the first quarter of 2001, the Company undertook a restructuring program resulting in a charge of $9.2 million. The goal of the 2001 restructuring program is to further de-layer management in the North American, European and Specialty operations. The pre-tax $9.2 million charge includes $8.4 million of severance costs and $0.8 million of asset impairments. For an additional discussion of the restructuring program see Note I to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

The Company changed its year-end to a calendar year-end. The 2001 fiscal year will consist of 52 weeks, whereas the 2000 fiscal year consisted of 53 weeks. As a result, the quarter ended March 31, 2001 consisted of 13 weeks, while the quarter ended April 1, 2000 consisted of 14 weeks. Therefore, results in all divisions were impacted by the longer reporting period in the first quarter of 2000.

NET SALES: Net sales for the first quarter of 2001 decreased 15.3% to $453.1 million, down $81.7 million from the first quarter of 2000. Net sales for the North American Interior Systems division during the quarter were down approximately 16.5% to $272.6 million, driven primarily by a 15% decrease in automobile and light truck build in North America in 2001. Net sales for the European Automotive Interior Systems division were down 17.4% to $71.2 million. The decrease in Europe was primarily due to a 4% decrease in automobile and light truck build in Europe, price give-backs and a $7.0 million negative impact of foreign currency translation. Net sales for the Specialty Automotive Products division decreased 10.4% to $109.3 million, primarily due to a decline in the Company's fabrics business driven primarily by lower vehicle production which was partially offset by an increase in convertible sales related to the ramp-up of the Chrysler Sebring Convertible.

Approximately 18% of the Company's sales for the quarter ended March 31, 2001 and April 1, 2000, were attributable to products utilized in vehicles built outside North America. The Company's North American content per vehicle was approximately $91 for the quarter ended March 31, 2001, compared to an average of $89 for the 2000 fiscal year. The Company's European content per vehicle was approximately $14 for the quarter ended March 31, 2001, compared to an average of $14 for the 2000 fiscal year.

GROSS MARGIN: For the first quarter of 2001, gross margin was 13.0%, down from 15.7% in the comparable 2000 period. This decrease is primarily a result of decreased operating efficiencies related to lower automobile and light truck build in both North America and Europe, as well as the impact of customer price reductions offset by cost containment programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first quarter of 2001 decreased 12.4% to $38.2 million, down from $43.6 million in the comparable 2000 period. The decrease is primarily related to the impact of lower sales levels in 2001 combined with the benefits realized from cost containment actions. As a percentage of sales, selling, general and administrative expenses were 8.4% and 8.1% for the first quarters of 2001 and 2000, respectively.

RESTRUCTURING CHARGE: During the first quarter of 2001, the Company undertook a restructuring program resulting in a charge of $9.2 million. The goal of the 2001 restructuring program is to de-layer management in the North American, European and Specialty operations. The pre-tax $9.2 million charge includes $8.4 million of severance costs and $0.8 million of asset impairments. For an additional discussion of the restructuring program see Note I to the Condensed Consolidated Financial Statements.

INTEREST EXPENSE: Interest expense, net of interest income of $0.7 million and $0.6 million for the first quarter of 2001 and 2000, respectively, decreased $1.8 million to $23.3 million for the first quarter of 2001. The decrease in interest expense is primarily attributed to lower average debt balances attributable to the Heartland investment.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.4 million was recognized during the first quarter of 2001, compared to a loss of $3.8 million for the first quarter of 2000. During the first quarter of 2000, the Company entered into a new accounts receivable securitization arrangement, resulting in a one-time expense for initial fees totaling $1.6 million. The remaining decrease is primarily due to lower sales of eligible receivables.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER EXPENSE (INCOME): The Company recognized other expense of $1.7 million in the first quarter of 2001, compared to other income of $1.1 million in the first quarter of 2000. The other expense is primarily attributable to foreign exchange losses on the Canadian dollar in the first quarter of 2001. The other income in the first quarter of 2000 primarily related to foreign exchange gains on the Canadian dollar.

INCOME TAXES: The Company recognized an income tax benefit of $7.9 million in the first quarter of 2001 compared to income tax expense of $5.3 million in the first quarter of 2000. The Company's effective tax rate was 52.6% and 43.3% in the first quarters of 2001 and 2000, respectively. The percentage increase in the Company's reported tax rates for the quarter is primarily due to the impact of certain state taxes and non-deductible goodwill, which do not fluctuate with income.

EXTRAORDINARY CHARGE: During the first quarter of 2001, the Company recognized an extraordinary charge of $0.3 million in connection with the repurchase of the remaining outstanding JPS Automotive Senior Notes, at prices in excess of carrying values.

NET INCOME (LOSS): The combined effect of the foregoing resulted in a net loss of ($7.4) million in the first quarter of 2001, compared to net income of $7.0 million in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $23.4 million and $20.9 million at March 31, 2001 and December 31, 2000, respectively. The Company had $163.3 million of unutilized borrowing availability under its credit arrangements as of March 31, 2001. The total was comprised of $139.3 million under the Company's revolving credit facility (including $6.1 million available to certain of our Canadian subsidiaries), approximately $24.0 million under bank demand lines of credit in Canada and Austria and a line of credit for certain other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $17.6 million as of March 31, 2001.

         During the first quarter of 2001, Heartland acquired 25 million shares of common stock from the Company at a price of $5.00 per share, representing a cash investment in the Company of $125.0 million before fees and expenses. Net proceeds paid to the Company from the equity transaction were $105.3 million. A portion of the proceeds were used to pay $10.7 million in transaction related costs to obtain change in control consents, fees related to the new Term Loan D Facility and other amendments to the Company's Credit Agreement Facilities. The remaining proceeds ($94.6 million) were used to pay down the Company's Revolving Credit Facility. Unutilized revolving credit borrowings may be utilized in the future for general corporate purposes, including acquisitions. The Company has entered into letters of intent for two acquisitions, which are referred to under "Recent Developments." The Company intends to fund the cash requirements for these acquisitions with revolving credit borrowings, receivable facility proceeds and cash on hand.

         On February 23, 2001, C&A Products entered into amended and restated credit facilities. The facilities consist of: (i) a senior secured term loan A facility in the principal amount of $61.3 million (as of March 31, 2001), payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan B facility in the principal amount of $117 million (as of March 31, 2001), payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility");
(iii) a senior secured term loan C facility in the principal amount of $95 million (as of March 31, 2001), payable in quarterly installments through December 2005 (the "Term Loan C Facility"); (iv) a senior secured term loan D facility in the principal amount of $50 million maturing in January 2006 (the "Term Loan D Facility"; together with the Term Loan A, Term Loan B and Term Loan C Facilities, the "Term Loan Facilities") and (v) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million, terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). At March 31, 2001, there was approximately $93.0 million outstanding under the Revolving Credit Facility (including $53.6 million borrowed by the Canadian Borrowers).

         The proceeds from the Term Loan D Facility were used to retire all outstanding JPS Automotive 11 1/8% Senior Notes due June 2001 in full on March 28, 2001 at a redemption price equal to their principal amount with interest accrued to the redemption date.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For additional discussion of the Credit Agreement Facilities and related restrictive covenants, see Note G to the Condensed Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K").

         C&A Products has outstanding $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). The Senior Subordinated Notes indenture contains restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. The Company does not currently meet the Senior Subordinated Notes indenture's general test for the incurrence of indebtedness, and does not expect to meet such test during 2001. However, the Company expects all of its borrowing needs for the foreseeable future to be allowed under exceptions for permitted indebtedness in the indenture. During the first quarter of 2001, the Company solicited and received consent from holders of the Senior Subordinated Notes allowing the Change of Control precipitated by the Heartland Transaction. Other modifications to certain covenants were made to facilitate the Heartland Transaction and provide greater financing flexibility.

           On December 27, 1999, the Company entered into a receivables facility (the "New Receivables Facility"), replacing the Company's previous receivables facility. The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp purchases virtually all trade receivables generated by C&A Products and certain of its subsidiaries (the "Sellers") in the United States and Canada, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually for up to five years.

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

         At March 31, 2001, the New Receivables Facility was fully utilized at $91.3 million. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a margin of 0.70% and dealer fees of 0.05% (6.11% at March 31, 2001). In addition, the Company pays 0.25% on the unused committed portion of the facility. See Note H to the Condensed Consolidated Financial Statements for further information regarding the New Receivables Facility.

         The Company has a master equipment lease agreement with several lessors which, subject to specific approval, provides availability of funding for operating leases and sale leasebacks as allowed in its other financing agreements. During the first quarter of 2001, the Company made lease payments under the master equipment lease agreements related to continuing operations of approximately $3.3 million. The Company expects lease payments for continuing operations under this master equipment lease agreement to be approximately $6.8 million during the remainder of fiscal 2001.

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities, the sale of receivables under the New Receivables Facility and common stock sales in 2001. The Company intends to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company will seek to implement better inventory management and implement a lease financing strategy. The amended and restated credit agreement permits various sale and leaseback financings to fund capital expenditures to the extent the proceeds are used to repay term loans thereunder. In addition, up to $50 million in proceeds from sale-leasebacks of scheduled assets are permitted from time to time for any purpose without any term loan prepayment requirements. The Company intends to utilize these provisions to enhance its liquidity and enable it to finance its growth initiatives and acquisitions. Net cash used in the continuing operating activities of the Company was $19.3 million for the quarter ended March 31, 2001, compared to net cash provided of $69.0 million in the quarter ended April 1, 2000. The decrease in cash provided by operating activities is due primarily to the decrease in income from continuing operations, lower level of accounts payable at March 31, 2001 versus 2000 and the timing of receipt and production of goods. Also in 2000, cash flow from operating activities included funds received from the accounts receivable facility due to an initial reduction in the securitization requirements of the Old Receivables Facility.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income tax payments, costs associated with the Company's previously divested businesses, capital expenditures and acquisitions. At March 31, 2001, the Company had total outstanding indebtedness of $821.2 million (excluding short-term borrowings and approximately $17.6 million of outstanding letters of credit) at a weighted average interest rate of 9.1% per annum. Of the total outstanding indebtedness, $816.3 million relates to the Credit Agreement Facilities and the Senior Subordinated Notes.

         At March 31, 2001, approximately $1.0 million remained authorized by the Company's Board of Directors to repurchase shares of the Company's common stock at management's discretion. The Company believes is has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company made no repurchases during the first quarter of 2001 versus share repurchases of approximately $136 thousand during the first quarter of 2000.

         Cash interest paid for the quarters ended March 31, 2001 and April 1, 2000 was $13.0 million and $10.3 million, respectively. Due to the variable interest rates under the Credit Agreement Facilities and the New Receivables Facility, the Company is sensitive to changes in interest rates. Based upon amounts outstanding at March 31, 2001 a 0.5% increase in each of LIBOR and Canadian bankers' acceptance rates (5.08% and 5.0%, respectively, at March 31, 2001) would impact interest costs by approximately $2.1 million annually on the Credit Agreement Facilities and $0.5 million annually on the New Receivables Facility.

         The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 2001, and for 2002, 2003, 2004 and 2005 are $29.8 million, $35.0 million, $25.9 million, $163.7 million and $150.7 million, respectively. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Senior Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Senior Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Senior Subordinated Notes at 101% of their principal amount plus accrued interest if a Change in Control (as defined) of the Company occurs.

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of March 31, 2001, the Company's continuing operations had approximately $7.4 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 2001 will be in the range of $65 million to $70 million, a portion of which may be financed through leasing arrangements. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw materials supply base. Prices for most of the Company's primary raw materials remained constant with price levels at December 31, 2000. While the Company may not be able to pass on future raw materials price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its value engineering/value analysis in conjunction with its major customers and by continued reductions in the cost of off-quality products and processes.

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

approximately $13.7 million for the remainder of fiscal 2001. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities.


TAX MATTERS

         At December 31, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $315.0 million for federal income tax purposes. Substantially all of these NOLs expire over the period from 2008 to 2020. The Company also has unused federal tax credits of approximately $20.9 million, of which $8.7 million expire during the period 2001 to 2020.

         As a result of the Heartland Transaction, Heartland owns approximately 60 percent of the outstanding shares. This constitutes a "change in control" that results in annual limitations on the Company's use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the date of the "change in control". Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets.

         Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $103.2 million at March 31, 2001 will be realized. The Company announced a reorganization on February 10, 1999 (see Note I to the Condensed Consolidated Financial Statements) to better align itself in the marketplace. A major goal of this reorganization is to lower the overall cost structure of the Company and thereby increase profitability. The infusion of cash from the Heartland Transaction lowered the overall debt of the Company and reduced its interest expense. These factors, along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

         The valuation allowance at March 31, 2001 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

ENVIRONMENTAL MATTERS

         The Company is subject to federal, state and local environmental laws and regulations that:(i) affect ongoing operations and may increase capital costs and operating expenses; and (ii) impose liability for the costs of investigation and remediation and otherwise relate to on-site and off-site contamination. The Company's management believes that it has obtained, and is in material compliance with, all material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses currently are accounted for as normal operating expenses or capital expenditures of such business units, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time the locations were purchased are generally charged to reserves established in purchase accounting. In the opinion of management, based on the facts presently known to it, such environmental compliance costs will not have a material adverse effect on the Company's consolidated financial condition or future results of operations.

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

PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of March 31, 2001, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of March 31, 2001, the Company's estimate of its liability for these 33 sites, is approximately $25.5 million. As of March 31, 2001, the Company has established reserves of approximately $32.1 million for the estimated future costs related to all its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

SAFE HARBOR STATEMENT

         This Report on Form 10-Q contains "forward-looking" information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "continue," "predict," and similar words used in this Quarterly Report. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

         These forward-looking statements are subject to numerous assumptions, risks and uncertainties (including trade relations and competition). Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on the statements, which speak only as of the date of this Form 10-Q.

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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Quarterly Report include general economic conditions in the market in which we operate and industry-based factors such as possible declines in the North American and European automobile and light truck builds, labor strikes at our major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and risks associated with conducting business in foreign countries, as well as factors more specific to us such as substantial leverage, limitations imposed by our debt facilities and changes made in connection with the integration of operations acquired by us and the implementation of the global reorganization program. Our divisions may also be affected by changes in the popularity of particular vehicle models, particular interior trim packages or the loss of programs on particular vehicle models and risks associated with conducting business in foreign countries. For a discussion of certain of these and other important factors which may affect our operations, products and markets, see "ITEM 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K and above in this Form 10-Q and also see our other filings with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the period ended March 31, 2001, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the 10-K.

                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

         There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company's Report on Form 10-K for fiscal year ended December 31, 2001.

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         On March 6, 2001, the Company held a Special Meeting of Stockholders. At such meeting, stockholders voted on the following matters: (1) issuance of common stock and (2) amendment of certain provisions of the Corporation's Restated Certificate of Incorporation. The results of voting were as followings:

         1. The number of shares of Common Stock voted for and against Proposal I (a proposal for the issuance of 16,510,000 shares of Common Stock to the New Investors) and the number abstentions are as follows:

                     For                  Against               Abstain
                     ---                  -------               -------
                 58,271,254               22,704               1,426,238


         2. The number of shares of Common Stock voted for and against Proposal II (a proposal for Amendment to Restated Certificate of Incorporation) and the number of abstentions are as follows:


                     For                    Against             Abstain
                     ---                    -------             -------
                 56,886,553                1,407,905           1,425,738




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


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

3(i).1  -     Restated Certificate of Incorporation of Collins & Aikman
              Corporation is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation's Report on Form 10-Q for the fiscal quarter ended June 26, 1999.

3(i).2  -     Certificate of Amendment to the Restated Certificate of
              Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman
              Corporation's Report on Form 10-K for the fiscal year ended
              December 31, 2000.

3(i).3  -     Certificate of Elimination of Cumulative Exchangeable Redeemable
              Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman
              Corporation's Report on Form 10-Q for the fiscal quarter ended
              October 28, 1995

3(ii)   -     By-laws of Collins & Aikman Corporation, as amended, are
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

10.1    -         Separation Agreement dated as of March 12, 2001 between
                  Collins & Aikman Products Co. and an executive officer.

11      -         Computation of Earnings Per Share.

(b)      REPORTS ON FORM 8-K

During the first quarter of fiscal 2001, the Company filed the following Reports on Form 8-K covering the following items:

May 2, 2001 - Item 5 (Other Events) and Item 7 (Exhibits)
April 16, 2001 - Item 4 (Changes in Registrant's Certifying Accountants) March 28, 2001 - Item 5 (Other Events) and Item 7 (Exhibits)
January 16, 2001 - Item 5 (Other Events) and Item 7 (Exhibits)
January 10, 2001 - Item 8 (Change is Fiscal Year)

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2001


                                 COLLINS & AIKMAN CORPORATION
                                 (Registrant)

                            By:  /s/ Rajesh K. Shah
                                 ----------------------------------
                                 Rajesh K. Shah
                                 Chief Financial Officer and
                                 Executive Vice President

                                 (On behalf of the Registrant and as Principal Financial and Chief Accounting Officer)