Form 10-Q
period 2001-06-30
COLLINS & AIKMAN CORP
filed 2001-08-14
CIK 846815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

          (Mark One)

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                       or
              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

As of August 6, 2001, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 105,122,130 shares.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                                    QUARTER ENDED                        SIX MONTHS ENDED
                                                             -----------------------------        -----------------------------
                                                              JUNE 30,           JULY 1,           JUNE 30,           JULY 1,
                                                                2001              2000               2001              2000
                                                             (13 WEEKS)         (13 WEEKS)        (26 WEEKS)         (27 WEEKS)
                                                             ----------         ----------        ----------         ----------

Net sales ...........................................        $  457,621         $  507,209        $  910,718         $1,041,970
Cost of goods sold ..................................           393,279            423,076           787,620            874,122
                                                             ----------         ----------        ----------         ----------
Gross profit ........................................            64,342             84,133           123,098            167,848
Selling, general and administrative expenses ........            38,196             37,983            76,358             81,536
Restructuring charges ...............................                --                 --             9,200                 --
                                                             ----------         ----------        ----------         ----------
Operating income ....................................            26,146             46,150            37,540             86,312

Interest expense, net ...............................            20,619             24,429            43,888             49,491
Loss on sale of receivables .........................             2,287              1,988             3,680              5,806
Other expense .......................................             4,121              2,527             5,843              1,447
                                                             ----------         ----------        ----------         ----------

Income (loss) before income taxes ...................              (881)            17,206           (15,871)            29,568
Income tax expense (benefit) ........................            (2,668)             6,102           (10,554)            11,449
                                                             ----------         ----------        ----------         ----------

Income (loss) from continuing operations before
     extraordinary charge ...........................             1,787             11,104            (5,317)            18,119

Income from discontinued operations, net of
     income taxes of $4,780 in 2001 and $4,400
     in 2000 ........................................             7,420              6,600             7,420              6,600
                                                             ----------         ----------        ----------         ----------

Income before extraordinary charge ..................             9,207             17,704             2,103             24,719

Extraordinary charge, net of income taxes of $227 ...                --                 --              (340)                --
                                                             ----------         ----------        ----------         ----------

Net income ..........................................        $    9,207         $   17,704        $    1,763         $   24,719
                                                             ==========         ==========        ==========         ==========

Net income (loss) per basic and diluted common share:
    Continuing operations ...........................        $     0.02         $     0.18        $    (0.07)        $     0.29
    Discontinued operations .........................              0.09               0.11              0.09               0.11
    Extraordinary charge ............................                --                 --                --                 --
                                                             ----------         ----------        ----------         ----------

Net income ..........................................        $     0.11         $     0.29        $     0.02         $     0.40
                                                             ==========         ==========        ==========         ==========

Average common shares outstanding:
  Basic .............................................            87,414             61,879            79,371             61,884
                                                             ==========         ==========        ==========         ==========
  Diluted ...........................................            87,484             62,631            79,460             62,498
                                                             ==========         ==========        ==========         ==========


    The accompanying notes are an integral part of the financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       (UNAUDITED)
ASSETS                                                                   JUNE 30,          DECEMBER 31,
                                                                           2001                2000
                                                                       -----------         -----------

Current Assets:
   Cash and cash equivalents ..................................        $    57,257         $    20,862
   Accounts and other receivables, net ........................            158,898             196,451
   Inventories ................................................            106,332             131,720
   Other ......................................................             53,431              75,852
                                                                       -----------         -----------

     Total current assets .....................................            375,918             424,885

Property, plant and equipment, net ............................            402,942             434,147
Deferred tax assets ...........................................             99,907              97,314
Goodwill, net .................................................            242,644             245,509
Other assets ..................................................             77,057              78,435
                                                                       -----------         -----------

TOTAL ASSETS ..................................................        $ 1,198,468         $ 1,280,290
                                                                       ===========         ===========

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Short-term borrowings ......................................        $     2,604         $     3,835
   Current maturities of long-term debt .......................             32,492              84,302
   Accounts payable ...........................................            174,995             178,483
   Accrued expenses ...........................................            127,673             123,109
                                                                       -----------         -----------

      Total current liabilities ...............................            337,764             389,729

Long-term debt ................................................            683,768             799,677
Other, including post-retirement benefit obligation ...........            231,696             245,870
Commitments & contingencies....................................
Common stock (300,000 shares authorized, 87,856 shares
     issued and 87,854 shares outstanding at June 30, 2001
     and 70,521 shares issued and 62,024  shares outstanding at
     December 31, 2000) .......................................                879                 705
Other paid-in capital .........................................            632,403             585,481
Accumulated deficit ...........................................           (634,877)           (636,640)
Accumulated other comprehensive loss ..........................            (53,153)            (42,924)
Treasury stock, at cost (2 shares at June 30, 2001
   and 8,497 shares at December 31, 2000) .....................                (12)            (61,608)
                                                                       -----------         -----------

     Total common stockholders' deficit .......................            (54,760)           (154,986)
                                                                       -----------         -----------
TOTAL LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT ............        $ 1,198,468         $ 1,280,290
                                                                       ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                             QUARTER ENDED                   SIX MONTHS ENDED
                                                                      --------------------------        --------------------------
                                                                       JUNE 30,         JULY 1,          JUNE 30,         JULY 1,
                                                                         2001             2000             2001             2000
                                                                      (13 WEEKS)       (13 WEEKS)       (26 WEEKS)       (27 WEEKS)
                                                                      ---------        ---------        ---------        ---------
OPERATING ACTIVITIES
Income (loss) from continuing operations ......................       $   1,787        $  11,104        $  (5,317)       $  18,119
  Adjustments to derive cash flow from continuing operating
       activities:
     Deferred income tax expense (benefit) ....................          (2,133)           3,194           (7,601)           5,337
     Depreciation and amortization ............................          20,004           18,493           40,097           37,254
     Loss on sale of property, plant and equipment ............           3,496               67            3,496               67
     Decrease (increase) in accounts and other receivables ....           7,585           17,074           (4,638)          26,466
     Decrease in inventories ..................................          16,132            5,231           23,921              322
     Increase (decrease) in accounts payable ..................          24,539          (19,374)          (5,475)         (29,699)
     Increase (decrease) in interest payable ..................         (10,806)         (13,408)            (514)           1,502
     Other, net ...............................................          14,319          (15,191)          11,643           16,777
                                                                      ---------        ---------        ---------        ---------

       Net cash provided by continuing operating activities ...          74,923            7,190           55,612           76,145
                                                                      ---------        ---------        ---------        ---------

Net cash provided by discontinued operations ..................          17,786            7,434           14,451            4,246
                                                                      ---------        ---------        ---------        ---------


INVESTING ACTIVITIES
Additions to property, plant and equipment ....................         (13,732)         (15,477)         (24,361)         (30,572)
Sales of property, plant and equipment ........................          15,978              500           15,978              574
Acquisitions, net of cash acquired ............................              --               --           (7,341)              --
Disposition of business .......................................           3,512               --            3,512               --
                                                                      ---------        ---------        ---------        ---------

       Net cash provided by (used in) investing activities ....           5,758          (14,977)         (12,212)         (29,998)
                                                                      ---------        ---------        ---------        ---------

FINANCING ACTIVITIES
Issuance of long-term debt ....................................              --               --           50,000               --
Debt issuance costs ...........................................              --               --          (10,747)              --
Repayment of long-term debt ...................................         (16,174)          (7,777)         (71,917)         (21,453)
Proceeds from (reduction of) participating interest in accounts
  receivable ..................................................          40,001           (5,169)          48,865           (9,820)
Net borrowings (repayments) on revolving credit facilities ....         (92,089)          36,668         (147,333)          26,205
Increase (decrease) on short-term borrowings ..................           1,030           (1,404)           1,422            4,274
Reissuance (purchase) of treasury stock, net ..................              --               35               --             (101)
Proceeds from issuance of stock ...............................           3,074               --          108,397               --
Other, net ....................................................            (427)              --             (143)              --
                                                                      ---------        ---------        ---------        ---------

       Net cash provided by (used in) financing activities ....         (64,585)          22,353          (21,456)            (895)
                                                                      ---------        ---------        ---------        ---------

Net increase in cash and cash equivalents .....................          33,882           22,000           36,395           49,498
Cash and cash equivalents at beginning of period ..............          23,375           41,478           20,862           13,980
                                                                      ---------        ---------        ---------        ---------
Cash and cash equivalents at end of period ....................       $  57,257        $  63,478        $  57,257        $  63,478
                                                                      =========        =========        =========        =========


    The accompanying notes are an integral part of the financial statements.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       ORGANIZATION:

         Collins & Aikman Corporation (the "Company") is a Delaware corporation. As of June 30, 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") owned approximately 60% of the Company. This interest was acquired on February 23, 2001 through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Capital Partners, L.P. and its affiliates ("Blackstone Partners") and Wasserstein Perella Partners, L.P. and its affiliates ("WP Partners"). As a result of the sale, the Company received gross proceeds of $125.0 million, or approximately $105.3 million after fees and expenses associated with the transactions. In addition, the Company had to pay $10.7 million in transaction-related costs to obtain change in control consents, fees related to the new Term Loan D Facility and other amendments to the Company's Credit Agreement Facilities, resulting in net proceeds to the Company of $94.6 million. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the common stock of the Company.

         As a result of the above transactions (collectively the "Heartland Transaction"), the Company's total shares outstanding increased from approximately 62 million shares to approximately 87 million shares and Blackstone Partners' and WP Partners' ownership percentage in the Company declined from approximately 87% to approximately 31%. Furthermore, pursuant to an agreement with Blackstone Partners and WP Partners, Heartland is entitled to designate a majority of the Company's Board of Directors.

         The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.

B.       BASIS OF PRESENTATION:

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform with the fiscal 2001 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year.

         During fiscal 2000, the Company changed its fiscal year-end to a calendar year-end. The 2000 fiscal year ended December 31, 2000 consisted of 53 weeks, whereas the year ending December 31, 2001 will consist of 52 weeks. In a 53 week year, the Company's policy is to include the additional week in the first quarter of the year. As a result, the six months ended June 30, 2001 consisted of 26 weeks, while the six months ended July 1, 2000 consisted of 27 weeks. The quarters ended June 30, 2001 and July 1, 2000 each consisted of 13 weeks.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

C.       FOREIGN CURRENCY PROTECTION PROGRAMS:

         The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 2001. These contracts aggregated a U.S. dollar equivalent of $191.8 million at June 30, 2001. The fair value of these contracts approximated the contract value at June 30, 2001.

         During 2000, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. The premiums associated with these contracts were amortized over the contracts' terms which were one year or less. The total notional amount purchased in 2000 was $24.5 million with associated premiums of $0.2 million. At June 30, 2001, there was no notional amount outstanding.

         During the first quarter of 2001, the Company purchased option contracts giving the Company the right to sell Canadian dollars collected by the Company. The premiums associated with these contracts are expensed by marking the time value of each option contract to fair market value. The contract terms are one year or less. The total notional

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

amount purchased was $11.3 million with associated premiums of $0.1 million. During the second quarter of 2001, the Company purchased a total notional amount of $16.9 million with associated premiums of $0.2 million. The total notional amount outstanding at June 30, 2001 was $22.9 million.

         During fiscal 2000, in order to comply with the provisions of the New Receivables Facility, the Company purchased a series of option contracts, each of which gave Carcorp Inc., a wholly-owned bankruptcy remote subsidiary of the Company, the right to sell 70 million Canadian dollars in exchange for U.S. dollars. The premiums associated with these contracts were amortized over the contracts' terms, which were one year or less. The total U.S. dollar notional amount purchased during 2000 to comply with the New Receivables Facility was $173.9 million, with associated premiums of $0.4 million. During the second quarter of 2001, the Company purchased a U.S. dollar notional amount of $43.2 million, with associated premiums of $0.3 million. The total notional amount outstanding at June 30, 2001 was $43.2 million.

D.       INVENTORIES:

         Inventory balances are summarized below (in thousands):

                       June 30,       December 31,
                         2001            2000
                       --------        --------

Raw materials ...      $ 61,906        $ 80,811
Work in process..        18,937          28,545
Finished goods...        25,489          22,364
                       --------        --------
                       $106,332        $131,720
                       ========        ========

E.       CUSTOMER ENGINEERING AND TOOLING:

         In September 1999, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-term Supply Arrangements". EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The Company adopted the provisions of EITF No. 99-5 on a prospective basis at the beginning of fiscal year 2000. The adoption of EITF No. 99-5 did not have a material effect on the consolidated financial position or the results of operations of the Company. At June 30, 2001, the Company had assets of approximately $6.2 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, approximately $18.9 million (of which all is reimbursable) for molds, dies and other tools that are customer-owned and approximately $1.3 million for molds, dies and other tools that the Company owns.

F.       GOODWILL:

         Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.8 million and $3.6 million for the quarter and six months ended June 30, 2001, respectively, and $1.8 million and $3.6 million for the quarter and six months ended July 1, 2000, respectively. Accumulated amortization at June 30, 2001 was $35.6 million. The carrying value of goodwill at an enterprise level is reviewed periodically based on the projected non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. Should this review indicate that the goodwill balance will not be recoverable, the Company's carrying value of the goodwill will be reduced.

G.       LONG-TERM DEBT:

         On February 23, 2001, C&A Products entered into amended and restated credit facilities. The facilities consist of: (i) a senior secured term loan A facility in the principal amount of $51.3 million (as of June 30, 2001), payable in

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan B facility in the principal amount of $115.0 million (as of June 30, 2001), payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility"); (iii) a senior secured term loan C facility in the principal amount of $93.0 million (as of June 30, 2001), payable in quarterly installments through December 31, 2005 (the "Term Loan C Facility"); (iv) a senior secured term loan D facility in the principal amount of $49.8 million (as of June 30, 2001) payable in quarterly installments through January 2006, (the "Term Loan D Facility"; together with the Term Loan A, Term Loan B and Term Loan C Facilities, the "Term Loan Facilities"); and (v) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million, terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). At June 30, 2001, there was approximately $2.5 million outstanding under the Revolving Credit Facility (all of which was borrowed by the Canadian Borrowers).

         The proceeds from the Term Loan D Facility were used to retire all outstanding JPS Automotive 11 1/8% Senior Notes due June 2001 in full on March 28, 2001. The Company recognized an extraordinary charge of $0.3 million in connection with this repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values.

         The Credit Agreement Facilities, which are guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions), contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants which are customary for such facilities. In connection with seeking the amendment and restatement in February 2001, the Company received waivers of the interest coverage and leverage ratio covenants for the period ended December 31, 2000. The primary purpose of the amendments was to permit the change of control precipitated by the Heartland Transaction and to provide for the Term Loan D Facility. As a part of this amendment and restatement, the Company provided collateral additional to the previous pledge of stock of C&A Products and its significant subsidiaries and certain intercompany indebtedness and guarantees from the Company and its U.S. subsidiaries (subject to certain exceptions). This additional collateral consists of a first priority lien on substantially all of the assets of the Company, C&A Products and its U.S. and Canadian subsidiaries with certain exceptions, including assets included in the Company's receivables facilities, certain scheduled assets and certain assets whose value relative to cost of lien perfection is considered too low to include. The Company also obtained amendments adjusting the interest coverage and leverage ratio covenants as well as adjustments to certain definitions and calculations, giving the Company increased operating flexibility. These amendments, together with the credit environment, resulted in increased interest rates charged under the existing Credit Agreement Facilities.

         Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended February 23, 2001 bear interest at a per annum rate equal to the Company's choice of: (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus 0.5% and Chase's base certificate of deposit rate plus 1.0%) plus a margin (the "ABR/Canadian Prime Rate Margin") ranging from 1.25% to 2.00%; or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 2.25% to 3.00%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non-cash charges and certain other adjustments), were 3.00% in the case of the LIBOR/BA Margin and 2.00% in the case of the ABR/Canadian Prime Rate Margin on June 30, 2001. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of: (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada and the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin; or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended February 23, 2001 bears interest at a per annum rate equal to the Company's choice of: (i) Chase's

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Alternate Base Rate (as described above) plus a margin ranging from 2.50% to 2.75% (the "Tranche B ABR Margin"); or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.50% to 3.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 2.75% and 3.75%, respectively, at June 30, 2001. Indebtedness under the Term Loan C Facility, as amended February 23, 2001 bears interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin of 2.75% (the "Tranche C ABR Margin"); or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin of 3.75% (the "Tranche C LIBOR Margin"). Indebtedness under the Term Loan D Facility bears interest at a per annum rate equal to the Company's choice of:
(i) Chase's Alternate Base Rate (as described above) plus a margin of 3.25%; or
(ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin of 4.25%. The weighted average rate of interest on the Credit Agreement Facilities at June 30, 2001 was 7.65%.

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

         C&A Products has outstanding $400 million in 11 1/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). In connection with the Heartland Transaction, the indenture governing the Senior Subordinated Notes was amended to ensure that the Heartland Transaction would not result in a change of control which would require that C&A Products make an offer to repurchase the Senior Subordinated Notes. Other modifications to certain covenants were made to facilitate the Heartland Transaction and provide greater financing flexibility. In connection with the amendments, a consent fee was paid to the holders of the Senior Subordinated Notes.

         The Senior Subordinated Notes indenture contains restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.

         At June 30, 2001, the scheduled maturities of long-term debt are as follows (in thousands):

Remainder of fiscal year 2001            $ 15,334
Fiscal year 2002 ............              35,032
Fiscal year 2003 ............              28,414
Fiscal year 2004 ............              70,700
Fiscal year 2005 ............             150,740
Later years .................             416,040
                                         --------
                                         $716,260
                                         ========

H.       RECEIVABLES FACILITY:

         On December 27, 1999, the Company entered into a new receivables facility (the "New Receivables Facility"), replacing the Company's previous receivables facility (the "Old Receivables Facility") which had expired. The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp Inc., a wholly-owned, bankruptcy-remote subsidiary of C&A Products ("Carcorp"), purchases virtually all trade receivables generated by C&A Products and its subsidiaries (the "Sellers") in the United States and Canada, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually for up to five years.

         The total maximum funding available to the Company on a revolving basis under the New Receivables Facility is $171.6 million, depending primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or credit downgrading of the obligor, delinquency and excessive concentration). The Company retains the collection responsibility with respect to the receivables.

         On December 27, 1999, the Company funded $120 million through the New Receivables Facility. At June 30, 2001, $131.3 million was funded under the New Receivables Facility. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a margin of 0.70% and dealer fees of

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

0.05% (7.41% at inception and 4.78% at June 30, 2001). In addition, the Company pays 0.25% on the unused committed portion of the facility. In connection with the receivables sales, a loss of $2.3 million was incurred under the New Receivables Facility for continuing operations in the second quarter of fiscal 2001, compared to a loss of $2.0 million for the second quarter of fiscal 2000. For the year-to-date period, a loss of $3.7 million was incurred in 2001 compared to a loss of $5.8 million in 2000.

         As of June 30, 2001, the conduits and the holders of term certificates and variable funding certificates collectively had invested $131.3 million to purchase an undivided senior interest (net of settlements in transit) in the receivables pool and, accordingly, such receivables were not reflected in the Company's accounts and other receivables balances as of that date. As of June 30, 2001, Carcorp's total receivables pool was $218.2 million. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold. The Company estimates the fair value of its retained interest by considering two key assumptions: the payment rate, which is derived from the average life of the accounts receivable, which is less than 60 days, and the rate of expected credit losses. Based on the Company's favorable collection experience and very short-term nature of receivables, both assumptions are considered to be highly predictable. Therefore, the Company's estimated fair value of its retained interests in the pool of eligible receivables is approximately equal to the previous cost, less the associated allowance for doubtful accounts.

         The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due, are used to purchase new receivables from the Sellers. During the second quarter of fiscal 2001, Carcorp had net cash collections of approximately $339.2 million. These funds were used to purchase new receivables from the Sellers under the revolving agreement. The level of funding provided by the commercial paper conduits increased $40.0 million during the second quarter of fiscal 2001.

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

         The components of the restructuring charges are as follows (in thousands):



                                         Original       Cash       Remaining
                                          Reserve     Payments      Reserve
                                         --------     --------     ---------
Anticipated severance benefits.....       $ 8,400     $(3,957)      $ 4,443
                                          =======     =======       =======

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         On February 10, 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. The Company undertook the Reorganization to reduce costs and improve operating efficiencies throughout the Company's operations and to more effectively respond to the original equipment manufacturers' demand for complete interior trim systems and more sophisticated components. Upon final completion of the Reorganization plan, the Company recognized a pre-tax restructuring charge of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commission contracts at the Company's North American plastics operations. The 1999 Reorganization included the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999 and the relocation of its operations to another fabrics facility was completed in fiscal 2000. The acoustics facility in Vastra Frolunda, Sweden, was closed in September 2000 and its operations were relocated to other facilities in Europe. The $13.4 million in asset impairments recognized by the Company were primarily related to buildings, machinery and equipment located at these three sites. In addition to the plant closures, the Company recognized severance costs for operating personnel at the Company's plastics operations in the United Kingdom and the Company's fabrics, convertibles and accessory floormats operations in North America. The Company also recognized severance costs for management and administrative personnel at the Company's former North Carolina headquarters and North American Automotive Interior Systems division.

         During fiscal 2000, certain modifications were made to the Reorganization, which changed the original estimates. Severance costs for individuals and payments for the termination of sales commission arrangements originally contemplated in the Reorganization were approximately $3.1 million lower than the original estimates. The reduction consisted of $2.0 million of severance benefits and $1.1 million of payments for termination of sales commission arrangements. However, during fiscal 2000, there were additional personnel terminations made as the Company continued to reshape its management team. The Company estimates indicate that the adjustment to reduce the original restructuring provision approximates the provision required for the additional personnel terminated in fiscal 2000. As of June 30, 2001, the Company's Reorganization efforts, as modified, were substantially complete and approximately 1,000 employees had been terminated.

         The components of the reserves for the restructuring charges are as follows (in thousands):

                                                                Original           Cash          Remaining
                                                                 Reserve         Payments         Reserve
                                                                --------         --------        ---------
Anticipated severance benefits .........................        $ 15,061         $(15,061)        $     --
Anticipated payments related to the termination of sales
   commission arrangements .............................           4,969           (3,370)           1,599
                                                                --------         --------         --------
                                                                $ 20,030         $(18,431)        $  1,599
                                                                ========         ========         ========

J.       RELATED PARTY TRANSACTIONS:

         Under the terms of an agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company was obligated to pay to each of Blackstone Partners and WP Partners an annual monitoring fee of $1.0 million. As a result of the Heartland Transaction, this agreement was terminated. Under a new, 10-year Services Agreement between the Company, C&A Products and Heartland, the Company will pay Heartland an annual advisory fee of $4.0 million. The Services Agreement also provides for the Company to pay a 1% transaction fee on certain acquisitions and divestitures commencing on or after February 23, 2002.

         The Company will pay aggregate fees of $3.7 million for the year ending December 31, 2001 to Heartland, Blackstone Partners and WP Partners under the terms of the old agreement and the new Services Agreement. Heartland received an advisory fee of $1.4 million as of June 30, 2001 and Blackstone Partners and WP Partners, or their respective affiliates each received a final monitoring fee of $150,000 during the first quarter of 2001. The Company expensed total payments of $1.0 million and $1.7 million for the quarter and six months ended June 30, 2001, respectively. Heartland will receive $1.0 million per quarter over the remainder of fiscal 2001.

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

         Information about the Company's divisions is presented below (in thousands):

                                                    Quarter Ended June 30, 2001 (13 weeks)
                            ---------------------------------------------------------------------------------------
                             North American       European          Specialty
                               Automotive        Automotive         Automotive
                            Interior Systems  Interior Systems       Products          Other (a)            Total
                            ----------------  ----------------      ----------        ----------         ----------
External revenues .....        $  282,443        $   63,317         $  111,861        $       --         $  457,621
Inter-segment revenues              1,760             7,663                 77            (9,500)                --
Depreciation and
    amortization ......            12,015             4,523              3,132               334             20,004
Operating income (loss)            24,396            (6,232)             9,611            (1,629)            26,146
Total assets ..........           650,676           209,103            238,997            99,692          1,198,468
Capital expenditures ..             5,776             3,878              3,739               339             13,732


                                                    Quarter Ended July 1, 2000 (13 weeks)
                            ---------------------------------------------------------------------------------------
                             North American       European          Specialty
                               Automotive        Automotive         Automotive
                            Interior Systems  Interior Systems       Products          Other (a)            Total
                            ----------------  ----------------      ----------        ----------         ----------
External revenues .....        $  315,454        $   76,967         $  114,788        $       --         $  507,209
Inter-segment revenues              3,448             9,424             10,743           (23,615)                --
Depreciation and
    amortization ......            10,728             4,397              2,964               404             18,493
Operating income (loss)            30,999             4,958              9,589               604             46,150
Total assets ..........           783,212           238,951            236,053            92,292          1,350,508
Capital expenditures ..             7,836             4,607              4,112            (1,078)            15,477


                                                       Six Months Ended June 30, 2001 (26 weeks)
                            ---------------------------------------------------------------------------------------
                             North American       European          Specialty
                               Automotive        Automotive         Automotive
                            Interior Systems  Interior Systems       Products          Other (a)            Total
                            ----------------  ----------------      ----------        ----------         ----------
External revenues .....        $  555,067        $  134,532         $  221,119        $       --         $  910,718
Inter-segment revenues              7,093            16,519                 77           (23,689)                --
Depreciation and
    amortization ......            23,425             9,454              6,546               672             40,097
Operating income (loss)            40,626            (5,725)            14,764           (12,125)            37,540
Total assets ..........           650,676           209,103            238,997            99,692          1,198,468
Capital expenditures ..            10,530             7,230              6,090               511             24,361

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                     Six Months Ended July 1, 2000 (27 weeks)
                            ---------------------------------------------------------------------------------------
                             North American       European          Specialty
                               Automotive        Automotive         Automotive
                            Interior Systems  Interior Systems       Products          Other (a)            Total
                            ----------------  ----------------      ----------        ----------         ----------
External revenues .....        $  642,067        $  163,215         $  236,688        $       --         $1,041,970
Inter-segment revenues              8,417            18,805             21,481           (48,703)                --
Depreciation and
    amortization ......            21,569             8,690              6,255               740             37,254
Operating income (loss)            59,285             7,357             20,492              (822)            86,312
Total assets ..........           783,212           238,951            236,053            92,292          1,350,508
Capital expenditures ..            16,904             7,690              6,680              (702)            30,572

(a) Other includes the Company's discontinued operations, non-operating units, the effect of eliminating entries and restructuring charges.

Sales for the Company's primary product groups are as follows (in thousands):

                                                   Quarter Ended                      Six Months Ended
                                            ----------------------------        ----------------------------
                                             June 30,           July 1,          June 30,          July 1,
                                               2001              2000              2001              2000
                                            (13 weeks)        (13 weeks)        (26 weeks)        (27 weeks)
                                            ----------        ----------        ----------        ----------
    Molded floor carpet ............        $  105,482        $  120,741        $  227,835        $  244,839
    Luggage compartment trim .......            22,149            22,444            32,184            47,312
    Acoustical products ............            57,187            58,802           118,969           122,390
    Accessory floormats ............            36,451            36,245            73,984            82,683
    Plastic-based interior trim modules,
       systems and components ......            96,533           133,072           188,865           267,017
    Automotive fabrics .............            69,275            71,428           131,039           142,417
    Convertible top systems ........            35,501            31,113            76,514            68,019
    Other ..........................            35,043            33,364            61,328            67,293
                                            ----------        ----------        ----------        ----------
    Total ..........................        $  457,621        $  507,209        $  910,718        $1,041,970
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

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                     Six Months Ended
                                  ---------------------
                                  June 30,      July 1,
                                    2001         2000
                                  --------     --------
General Motors Corporation          28.6%        30.4%
Ford Motor Company .......          22.8%        19.8%
DaimlerChrysler AG .......          19.6%        18.7%

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Sales for the Company's continuing operations in different geographic areas are presented below (in thousands):

                              Quarter Ended                      Six Months Ended
                      ----------------------------        ----------------------------
                       June 30,           July 1,          June 30,           July 1,
                         2001              2000              2001              2000
                      (13 weeks)        (13 weeks)        (26 weeks)        (27 weeks)
                      ----------        ----------        ----------        ----------
United States         $  335,277        $  289,246        $  659,134        $  589,519
Canada .......            45,899           113,062            89,137           228,179
Mexico .......            13,128            27,935            27,915            61,057
United Kingdom            20,679            31,999            60,208            67,795
Other (a) ....            42,638            44,967            74,324            95,420
                      ----------        ----------        ----------        ----------
Consolidated .        $  457,621        $  507,209        $  910,718        $1,041,970
                      ==========        ==========        ==========        ==========

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands.

         Long-lived assets for the Company's continuing operations in different geographical regions are presented below (in thousands):

                      June 30,         July 1,
                        2001            2000
                      --------        --------
United States         $486,005        $532,788
Canada .......          82,132          86,425
Mexico .......          32,635          24,018
United Kingdom          59,536          54,423
Other (a) ....          62,335          73,152
                      --------        --------
Consolidated .        $722,643        $770,806
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

         During the second quarter of 2001, C&A Products entered into a sale and leaseback transaction for certain non-manufacturing properties. Net proceeds from the transaction were $15.3 million. As a result, C&A Products is required to make annual lease payments of $1.7 million through 2021 subject to normal adjustment clauses.

         C&A Products has assigned leases related to real and personal property of divested businesses. Although C&A Products has obtained releases from the lessors of certain of these properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known will not have a material effect on the Company's consolidated financial condition or future results of operations.

     During the quarter ended June 30, 2001, the Company received a payment of $12.2 million for environmental matters related to discontinued operations. Of the $12.2 million payment, the Company recorded $7.4 million, net of income taxes, as income from discontinued operations.

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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Two installments of $7.5 million were received on June 30, 2000 and June 30, 2001, respectively. Of the $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

M.       COMMON STOCKHOLDERS' DEFICIT:

         Total comprehensive income for the quarters ended June 30, 2001 and July 1, 2000 was $7.0 million and $12.5 million, respectively. For the six months ended June 30, 2001 and July 1, 2000, comprehensive income (loss) was $(8.5) million and $15.8 million, respectively. Activity in the common stockholders' deficit since December 31, 2000 is as follows (in thousands):

                                      Current Year                                                           Other
                                     Comprehensive               Accumulated   Accumulated Other   Common   Paid-In    Treasury
                                      Income(Loss)     Total      Deficit     Comprehensive Loss    Stock   Capital     Stock
                                     ------------------------------------------------------------------------------------------
Balance at December 31, 2000....                     $(154,986)   $(636,640)       $(42,924)       $ 705   $ 585,481   $(61,608)
  Comprehensive income:
    Net Income..................      $   1,763          1,763        1,763
      Other comprehensive income
        (loss),  net of tax:
      Foreign currency..........
        translations adjustments        (10,221)       (10,221)                     (10,221)
      Pension equity adjustment.             (8)            (8)                          (8)
                                      ---------
                                      $  (8,466)
                                      =========
  Compensation expense..........                           438                                                   438
  Issuance of common stock......                        46,941                                       174      46,767
  Reissue of treasury stock.....                        61,313                                                  (283)    61,596
                                                     ---------    ---------        --------        -----   ---------   --------
Balance at June 30, 2001........                     $ (54,760)   $(634,877)       $(53,153)       $ 879   $ 632,403   $    (12)
                                                     =========    =========        ========        =====   =========   ========

         The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                Foreign Currency     Pension      Accumulated Other
                                   Translation        Equity        Comprehensive
                                   Adjustments      Adjustment          Loss
                                ----------------    ----------    -----------------
Balance at December 31, 2000        $(42,695)        $   (229)        $(42,924)
Current period change ......         (10,221)              (8)         (10,229)
                                    --------         --------         --------
Balance at June 30, 2001 ...        $(52,916)        $   (237)        $(53,153)
                                    ========         ========         ========

N.       SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. Condensed consolidating financial information is not presented because the parent company has no material independent assets or operations. The absence of separate financial statements of C&A Products is also based upon the fact that any debt of C&A Products issued, and the assumption that any debt to be issued, under the Registration Statement on Form S-3 filed by the Company and C&A Products (Registration No. 33-62665) is or will be fully and unconditionally guaranteed by the Company.

O.       NEWLY ISSUED ACCOUNTING STANDARDS:

         In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS
142. The Company is currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 (See Note H) and for transfers and servicing of financial assets and extinguishments of liabilities occurring March 31, 2001. The adoption of SFAS No. 140 had an immaterial effect on the consolidated financial position and the results of operations of the Company.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133". Under SFAS No. 137, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively. On June 15, 2000, the FASB issued SFAS No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133," which provides additional guidance for certain derivative instruments and hedging activities addressed in SFAS No. 133. SFAS No. 138 shall be adopted concurrently with the adoption of SFAS No. 133.

         The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. As of June 30, 2001, SFAS No. 133 and SFAS No. 138 had an immaterial effect on net income, comprehensive income, assets and liabilities.

P.       ACQUISITIONS AND JOINT VENTURES:

         On August 7, 2001, the Company announced that it had signed a definitive agreement with Textron Automotive Company to acquire its automotive trim division ("TAC-Trim"), a leading supplier of fully-integrated cockpits, with 2000 reported sales of approximately $1.9 billion. TAC-Trim is a major automotive plastics manufacturer in North America, Europe, and South America for instrument panels, interior trim and exterior components. Its global reach extends to 38 manufacturing facilities located in nine countries. TAC-Trim's workforce numbers approximately 12,900 employees. Total consideration is expected to be $1.0 billion in cash and assumed debt, 18 million shares of the Company's common stock and $245 million in preferred stock of C&A Products. Completion of the transaction is subject to certain terms and conditions, and is expected to close in the fourth quarter of 2001.

         On July 3, 2001, the Company completed its acquisition of Becker Group, LLC ("Becker"), a supplier of plastic components to the automotive industry, with fiscal 2000 sales of approximately $235 million. Consideration included $60 million in cash, $18 million in non-compete agreements (to be paid out over 5 years), 17 million shares of the Company's common stock and warrants for 500,000 shares at an exercise price of $5.00 per share. The Company anticipates recording a restructuring charge of approximately $10.0 million in the third quarter, primarily relating to the consolidation of its plastics operations with the acquired operations of Becker.

         On April 18, 2001, the Company announced that it had signed a letter of intent to acquire the automotive fabric operations of Joan Fabrics ("Joan"), a leading supplier of bodycloth to the automotive industry, and all of the operating assets of Joan's affiliated yarn dying operation, Western Avenue Dyers ("WAD"). Aggregate consideration is expected to include approximately $20.0 million in cash, 12.8 million shares of the Company's common stock and approximately

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

$80.0 million of debt will be repaid by C&A Products in connection with the acquisition. Completion of the transaction is subject to certain terms and conditions, including negotiation of definitive documentation, and is expected to close within the third quarter of 2001.


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

Q.       DISPOSITION OF BUSINESS:

         On June 11, 2001, the Company completed the sale of its wholly owned subsidiary, Akro Mats, L.L.C. ("Akro Mats") to Superior Manufacturing Group, Inc. Akro Mats, which had sales of approximately $20 million in fiscal 2000, is Collins & Aikman's non-automotive retail and commercial floormat business. Net proceeds from the sale were $3.5 million.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

HEARTLAND TRANSACTION

         In February 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") acquired approximately 60% of the outstanding common stock of Collins & Aikman Corporation (the "Company") through a purchase of 25 million shares of common stock from the Company and 27 million shares from the Company's former controlling shareholders. As a result of this transaction, the Company received gross proceeds of $125.0 million, or approximately $105.3 million after fees and expenses. The Company had to pay $10.7 million in transaction-related costs to obtain change in control consents, fees related to the new Term Loan D Facility and other amendments to the Company's Credit Agreement Facilities. The Company also received a profit participation interest in certain future common stock sales by Heartland.

         In connection with Heartland's acquisition, the Company amended and restated its credit agreement principally to:

         o        permit the change of control

         o modify covenants to reflect the Company's new circumstances and provide greater operating flexibility

         o        waive certain covenant defaults at December 31, 2000

         o        increase interest rates

         o add a Term Loan D facility of $50 million to fund the redemption of the JPS Senior Notes due in June 2001

See " - Liquidity and Capital Resources".

ACQUISITIONS

         On August 7, 2001, the Company signed a definitive agreement with Textron Automotive Company to acquire its automotive trim division ("TAC-Trim"), a leading supplier of fully-integrated cockpits, with 2000 reported sales of approximately $1.9 billion. TAC-Trim is a major automotive plastics manufacturer in North America, Europe, and South America for instrument panels, interior trim and exterior components. Its global reach extends to 38 manufacturing facilities located in nine countries. TAC-Trim's workforce is approximately 12,900 employees. Total consideration is expected to be $1.0 billion in cash and assumed debt, 18 million shares of the Company's common stock and $245 million in preferred stock of C&A Products. The cash portion of the transaction is expected to be financed through the issuance of 32 million shares of the Company's common stock to Heartland and its co-investors, and all debt financing necessary to complete the transaction will be provided by JPMorgan Chase & Co., Credit Suisse First Boston, Deutsche Banc Alex Brown Inc. and Merrill Lynch & Co. It is expected that the $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") will remain outstanding. The price for all newly issued shares of common stock will be $5.00 per share. Following the transaction, the Company plans to make a rights offering to shareholders of new shares, also at a price of $5.00 per share. The transaction, which is expected to close in the fourth quarter of 2001, is subject to customary terms and conditions, including the availability of financing, as well as certain regulatory approvals.

         On July 3, 2001, the Company completed its acquisition of Becker Group, LLC ("Becker"), a supplier of plastic components to the automotive industry, with fiscal 2000 sales of approximately $235 million. Consideration included $60 million in cash, $18 million in non-compete agreements (to be paid out over 5 years), 17 million shares of the Company's common stock and warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $5.00 per share. The Company anticipates recording a restructuring charge of approximately $10.0 million in the third quarter, primarily relating to the consolidation of its plastics operations with the acquired operations of Becker.

         On April 18, 2001, the Company announced that it had signed a letter of intent to acquire the automotive fabric operations of Joan Fabrics ("Joan"), a leading supplier of bodycloth to the automotive industry, and all of the operating assets of Joan's affiliated yarn dying operation, Western Avenue Dyers ("WAD"). Aggregate consideration is expected to include approximately $20 million in cash, 12.8 million shares of the Company's common stock and $80 million of debt will be repaid by C&A Products in connection with the acquisition. Completion of the transaction is subject to certain terms and conditions, including negotiation of definitive documentation, and is expected to close in the third quarter of 2001.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The above acquisitions are intended to solidify the Company's position as a "Mega Tier 2" supplier of interior components and automotive fabrics. The TAC-Trim acquisition is expected to strengthen the Company's competitive position in the industry by enhancing the scale and scope of the Company's competencies in product and production process technology, via the addition of over 250 proprietary patents. Together with the Company's Becker and pending Joan acquisitions, the Company expects its global presence will increase to approximately 120 facilities, with over 25,000 employees in 15 countries. The Company intends to fund the cash requirements for these acquisitions with stock issuances, new debt financing, revolving credit borrowings, receivable facility proceeds and cash on hand.

RESULTS OF OPERATIONS

In fiscal year 2000, the Company changed its year-end to a calendar year-end. The 2001 fiscal year will consist of 52 weeks, whereas the 2000 fiscal year consisted of 53 weeks. As a result, the six months ended June 30, 2001 consisted of 26 weeks, while the six months ended July 1, 2000 consisted of 27 weeks. The quarters ended June 30, 2001 and July 1, 2000 each consisted of 13 weeks.

QUARTER ENDED JUNE 30, 2001 VERSUS QUARTER ENDED JULY 1, 2000

NET SALES: Net sales for the second quarter of 2001 decreased 9.8% to $457.6 million, down $49.6 million from the second quarter of 2000. Overall, the reduction in net sales was primarily driven by a decrease in North American vehicle production of 10% versus 2000. Second quarter 2001 sales were also impacted by customer price reductions, and weaker Canadian and European currencies ($8.0 million), partially offset by increased content on certain North American vehicles.

Consistent with the lower vehicle production in 2001, net sales for the North American Automotive Interior Systems division (NAAIS) during the quarter were down 10.5% to $282.4 million. While the division benefited from increased acoustics content on the Ford Explorer and Chrysler Minivans as compared to the prior year, these increases were more than offset by a 32% volume reduction on the Cadillac Deville where the Company has significant plastics content through instrument and door panels.

Net sales for the European Automotive Interior Systems division (EAIS) were down 17.7% to $63.3 million during the second quarter of 2001. The decrease in Europe was primarily due to lower vehicle volumes on specific vehicles despite flat overall vehicle production and the $6.2 million negative impact of foreign currency translation. Production of some of the division's larger platforms (including certain Land Rover and MG Rover vehicles) and certain unprofitable product lines divested in the second half of 2000 as part of the closure of the Vastra Frolunda plant accounted for most of the volume related decline.

Net sales for the Specialty Automotive Products division decreased 2.6% to $111.9 million compared to the second quarter of 2000. The decrease is due primarily to lower North American industry volume partially offset by increased Chrysler Sebring convertible volumes compared with 2000.

GROSS MARGIN: For the second quarter of 2001, gross margin was 14.1%, down from 16.6% in the comparable 2000 period. This decrease is primarily a result of decreased operating leverage related to lower volumes in both North America and Europe, as well as the impact of customer price reductions partially offset by ongoing purchasing savings and cost containment programs.

The NAAIS results reflected the impact of lower industry production volumes and included costs of $2.5 million related to the sale of the retail/commercial floormat business and the shutdown of a small accessory floormat facility. These costs were offset by changes in customer pricing accruals and benefits from restructuring actions.

European operating performance continued to be adversely impacted by product mix and customer price reductions. During the second quarter of 2001, EAIS recorded provisions totaling $4.0 million for receivables, inventory and certain accruals associated with these issues.

The Specialty Automotive Products division margins improved as compared to the second quarter of 2000 due to improved performance at the fabrics operations, partially offset by slightly lower performance in the convertible operations due largely to start-up costs associated with the Ford Thunderbird convertible launch.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the second quarter of 2001 were $38.2 million compared to $38.0 million in the 2000 period. The second quarter of 2001 included approximately $0.7 million in charges for the aforementioned sale of the retail/commercial floormat business in North America and provisions of $2.0 million for receivables in Europe. Also during the second quarter of 2001 the Company settled a legal case at a cost of $0.9 million. These items offset the benefit in the second quarter 2001 of cost reductions from earlier restructuring programs and reduced spending. As a percentage of sales, selling, general and administrative expenses were 8.3% and 7.5% for the second quarters of 2001 and 2000, respectively, primarily because of the lower sales this year.

INTEREST EXPENSE: Interest expense, net of interest income of $0.9 million and $0.8 million for the second quarter of 2001 and 2000, respectively, decreased $3.8 million to $20.6 million for the second quarter of 2001. The decrease in interest expense is primarily attributed to lower average debt balances resulting from the Heartland investment and, to a lesser extent, the benefit of working capital reductions and lower borrowing rates in North America.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $2.3 million was recognized during the second quarter of 2001, compared to a loss of $2.0 million for the second quarter of 2000. The $0.3 million increase is attributable to increased utilization of the receivables facility during the second quarter of 2001.

OTHER EXPENSE (INCOME): The Company recognized other expense of $4.1 million in the second quarter of 2001, compared to other expense of $2.5 million in the second quarter of 2000. The increase in other expense resulted primarily from a $3.0 million loss on the sale and leaseback of real estate completed at the end of the second quarter 2001.

INCOME TAXES: On a quarterly basis, the Company makes an estimate of its overall effective tax rate for the full year. The overall effective tax rate for the year fluctuates primarily due to changes in estimated income for the full year, and the mix of income and losses in different tax jurisdictions. The Company recognized income tax benefit of $2.7 million in the second quarter of 2001 compared to income tax expense of $6.1 million in the second quarter of 2000. The Company's effective tax rate was 302.9% and 35.5% in the second quarters of 2001 and 2000, respectively. The percentage increase in the Company's reported tax rates for the quarter is primarily the result of the adjustment required, on a year-to-date basis, to reflect the Company's current estimate of its tax rate for the fiscal year.

DISCONTINUED OPERATIONS: During the second quarters of fiscal 2001 and 2000, the Company settled environmental claims related to discontinued operations for $12.2 million and $20.0 million, respectively. Of these amounts, $7.4 million and $6.6 million were recorded as income from discontinued operations in the second quarter of 2001 and 2000, respectively, net of income taxes of $4.8 million and $4.4 million, respectively.

NET INCOME: The combined effect of the foregoing resulted in net income of $9.2 million in the second quarter of 2001, compared to net income of $17.7 million in the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 VERSUS SIX MONTHS ENDED JULY 1, 2000

NET SALES: Net sales for the six months ended June 30, 2001 decreased 12.6% to $910.7 million, down $131.3 million from the first half of 2000. Overall, the reduction in net sales was primarily driven by a decrease in North American vehicle production of 13% versus 2000. First half 2001 sales were also impacted by customer price reductions, and weaker Canadian and European currencies ($17.4 million), partially offset by increased content on certain North American vehicles.

Consistent with the lower vehicle production in 2001, net sales for NAAIS during the first half were down 13.6% to $555.1 million. While the division benefited from increased acoustics content on the Ford Explorer and Chrysler Minivans versus the prior year, these increases were offset by a 30% volume reduction on the Cadillac Deville where the Company has significant plastics content through instrument and door panels.

Net sales for EAIS were down 17.6% to $134.5 million during the first half of 2001. The decrease in Europe was primarily due to a $13.3 million negative impact of foreign currency translation and lower vehicle volumes on specific vehicles, despite flat overall vehicle production. Production of some of the division's larger platforms (including certain

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Land Rover and MG Rover vehicles) and certain unprofitable product lines divested in the second half of 2000 as part of the closure of the Vastra Frolunda plant in 2000 accounted for most of the volume related decline.

Net sales for the Specialty Automotive Products division decreased 6.6% to $221.1 million compared to the first half of 2000. The decrease is due primarily to lower North American industry volume offset partially by increased Chrysler Sebring convertible volumes compared with the same period in 2000.

GROSS MARGIN: For the first half of 2001, gross margin was 13.5%, down from 16.1% in the comparable 2000 period. This decrease is primarily a result of decreased operating leverage related to lower volumes in both North America and Europe, as well as the impact of customer price reductions partially offset by ongoing purchasing and other cost containment programs.

NAAIS results reflected the impact of lower industry production volumes and included costs of $2.5 million related to the sale of the retail/commercial floormat business and the shutdown of a small accessory floormat facility. These costs were offset by changes in customer pricing accruals and benefits from restructuring actions.

European operating performance continued to be adversely impacted by product mix and customer price reductions. During the second quarter of 2001, EAIS recorded provisions totaling $4.0 million for receivables, inventory and certain accruals associated with these issues.

The Specialty Automotive Products division margins declined in the first half of 2001 as compared to the first half of 2000, due to the ramp-up of the Chrysler Sebring convertible in the early part of 2001 and the start-up of the new Ford Thunderbird convertible in the second quarter of 2001. Margins in the fabrics business remained consistent with 2000, as better operating performance offset the margin impact of lower net sales driven by lower industry production.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the first half of 2001 were $76.4 million compared to $81.5 million in the 2000 period. The second quarter of 2001 included approximately $0.7 million in charges for the aforementioned sale of retail/commercial floormat business in North America and provisions of $2.0 million for receivables in Europe. Also during the second quarter of 2001 the Company settled a legal case at a cost of $0.9 million. Relative to the first six months of 2001, the comparable 2000 period included an extra week of costs due to the calendar change mentioned earlier. The 2001 period also benefited from additional cost containment actions. As a percentage of sales, selling, general and administrative expenses were 8.4% and 7.8% for the first half of 2001 and 2000, respectively, primarily due to the lower sales in 2001.

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

INTEREST EXPENSE: Interest expense, net of interest income of $1.5 million and $1.4 million for the first half of 2001 and 2000, respectively, decreased $5.6 million to $43.9 million for the first half of 2001. The decrease in interest expense is primarily attributed to lower average debt balances resulting from the Heartland investment and, to a lesser extent, the benefit of working capital reductions and lower borrowing rates in North America.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $3.7 million was recognized during the first half of 2001, compared to a loss of $5.8 million for the first half of 2000. The $2.1 million decrease is attributable to the incurrence of a one-time expense for fees totaling $1.6 million during the first quarter of 2000 associated with a new accounts receivable securitization arrangement. The remaining year-to-date decrease is primarily due to lower utilization of the receivables facility during the first quarter of 2001, partially offset by the aforementioned higher utilization during the second quarter of 2001.

OTHER EXPENSE (INCOME): The Company recognized other expense of $5.8 million in the first half of 2001, compared to other expense of $1.4 million in the first half of 2000. The increase in other expense resulted primarily from a $3.0 million loss on the sale and leaseback of real estate completed at the end of the second quarter 2001. The remaining increase in expense is due to foreign currency transaction losses.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INCOME TAXES: On a quarterly basis, the Company makes an estimate of its overall effective tax rate for the full year. The overall effective tax rate for the year fluctuates primarily due to changes in estimated income for the full year, and the mix of income and losses in different tax jurisdictions. The Company recognized income tax benefit of $10.6 million in the first half of 2001 compared to income tax expense of $11.4 million in the first half of 2000. The Company's effective tax rate was 66.5% and 38.7% in the first half of 2001 and 2000, respectively. The percentage increase in the Company's reported tax rates for the period is primarily due to the impact of certain state taxes and non-deductible goodwill, which do not fluctuate with income.

DISCONTINUED OPERATIONS: During the second quarter of fiscal 2001 and 2000, the Company settled environmental claims related to discontinued operations for $12.2 million and $20.0 million, respectively. Of these amounts, $7.4 million and $6.6 million were recorded as income from discontinued operations in the second quarter of 2001 and 2000, respectively, net of income taxes of $4.8 million and $4.4 million, respectively.

EXTRAORDINARY CHARGE: During the first quarter of 2001, the Company recognized an extraordinary charge of $0.3 million in connection with the repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values.

NET INCOME: The combined effect of the foregoing resulted in net income of $1.8 million in the first half of 2001, compared to net income of $24.7 million in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $57.3 million and $20.9 million at June 30, 2001 and December 31, 2000, respectively. The Company had $250.6 million of unutilized borrowing availability under its credit arrangements as of June 30, 2001. The total was comprised of $225.8 million under the Company's revolving credit facility (including $57.2 million available to certain of our Canadian subsidiaries), approximately $24.8 million under bank demand lines of credit in Canada and Austria and a line of credit for certain other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $21.7 million as of June 30, 2001.

         On August 7, 2001, the Company signed a definitive agreement with Textron Automotive Company to acquire its automotive trim division ("TAC-Trim"), a leading supplier of fully-integrated cockpits, with 2000 reported sales of approximately $1.9 billion. See "Acquisitions". Total consideration is expected to be $1.0 billion in cash and assumed debt, 18 million shares of the Company's common stock and $245 million in preferred stock of C&A Products. The cash portion of the transaction is expected to be financed through the issuance of 32 million shares of the Company's common stock to Heartland and its co-investors, and debt financing necessary to complete the transaction will be provided by JPMorgan Chase & Co, Credit Suisse First Boston, Deutsche Banc Alex Brown Inc. and Merrill Lynch & Co. It is expected that the $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") will remain outstanding. The price for all newly issued shares of common stock will be $5.00 per share. Following the transaction, the Company plans to make a rights offering to shareholders of new shares, also at a price of $5.00 per share. The transaction, which is expected to close in the fourth quarter of 2001, is subject to customary terms and conditions, including the availability of financing, as well as certain regulatory approvals.

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

         On February 23, 2001, C&A Products entered into amended and restated credit facilities. The facilities consist of: (i) a senior secured term loan A facility in the principal amount of $51.3 million (as of June 30, 2001), payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan B facility in the principal amount of $115.0 million (as of June 30, 2001), payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility");
(iii) a senior secured term loan C facility in the principal amount of $93.0 million (as of June 30, 2001), payable in quarterly installments through December 2005 (the "Term

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loan C Facility"); (iv) a senior secured term loan D facility in the principal amount of $49.8 million (as of June 30, 2001) payable in quarterly installments through January 2006 (the "Term Loan D Facility"; together with the Term Loan A, Term Loan B and Term Loan C Facilities, the "Term Loan Facilities"); and (v) a senior secured revolving credit facility in an aggregate principal amount of up to $250 million, terminating on December 31, 2003, of which $60 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). At June 30, 2001, there was approximately $2.5 million outstanding under the Revolving Credit Facility (all of which was borrowed by the Canadian Borrowers).

         The proceeds from the Term Loan D Facility were used to retire all outstanding JPS Automotive 11 1/8% Senior Notes due June 2001 in full on March 28, 2001 at a redemption price equal to their principal amount with interest accrued to the redemption date. The Company recognized an extraordinary charge of $0.3 million in connection with this repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values.

         For additional discussion of the Credit Agreement Facilities, related restrictive covenants and the redemption of the JPS Automotive 11 1/8% Senior Notes, see Note G to the Condensed Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K").

         C&A Products has outstanding the Senior Subordinated Notes. The Senior Subordinated Notes indenture contains restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. During the first quarter of 2001, the Company solicited and received consent from holders of the Senior Subordinated Notes allowing the change of control precipitated by the Heartland Transaction. Other modifications to certain covenants were made to facilitate the Heartland Transaction and provide greater financing flexibility.

         On December 27, 1999, the Company entered into a receivables facility (the "New Receivables Facility"), replacing the Company's previous receivables facility. The New Receivables Facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp, Inc., a wholly-owned bankruptcy-remote subsidiary of C&A Products ("Carcorp"), purchases virtually all trade receivables generated by C&A Products and its subsidiaries (the "Sellers") in the United States and Canada, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the New Receivables Facility have terms of 364 days, renewable annually for up to five years.

         The total maximum funding available to the Company on a revolving basis under the New Receivables Facility is $171.6 million, depending primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). The Company retains the collection responsibility with respect to the receivables.

         At June 30, 2001, $131.3 million was funded under the New Receivables Facility. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a margin of 0.70% and dealer fees of 0.05% (4.78% at June 30, 2001). In addition, the Company pays 0.25% on the unused committed portion of the facility. See Note H to the Condensed Consolidated Financial Statements for further information regarding the New Receivables Facility.

         The Company has equipment lease agreements with several lessors which, subject to specific approval, provides availability of funding for operating leases and sale leasebacks as allowed in its other financing agreements. During the second quarter of 2001, the Company made lease payments under these equipment lease agreements related to continuing operations of approximately $1.2 million. The Company expects lease payments for continuing operations under these equipment lease agreements to be approximately $5.6 million during the remainder of fiscal 2001.

         During the second quarter of 2001, C&A Products entered into a sale and leaseback transaction for certain non-manufacturing properties. Net proceeds from the transaction were $15.3 million. As a result, C&A Products is required to make annual lease payments of $1.7 million through 2021 subject to normal adjustment clauses.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities, the sale of receivables under the New Receivables Facility and common stock sales in 2001. The Company intends to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company will seek to further improve working capital management and implement a lease financing strategy. The amended and restated credit agreement permits various sale and leaseback financings to fund capital expenditures. In addition, up to $50 million in proceeds from sale-leasebacks of scheduled assets are permitted from time to time for any purpose without any term loan prepayment requirements. As a result of the aforementioned sale and leaseback transaction completed during the second quarter of 2001, currently $35 million remains available as of June 30, 2001. The Company intends to further utilize these provisions to enhance its liquidity and enable it to finance its growth initiatives and acquisitions. Net cash provided by the continuing operating activities of the Company was $74.9 million for the quarter ended June 30, 2001, compared to net cash provided of $7.2 million in the quarter ended July 1, 2000. Net cash provided by continuing operating activities of the Company was $55.6 million for the six months ended June 30, 2001 compared to $76.1 million for the six months ended July 1, 2000. The increase in cash provided by operating activities for the quarter ended June 30, 2001 is due primarily to the increase in accounts payable and decrease in inventory both resulting from better management of working capital, a decrease in tooling due to increased billings partially offset by a decrease in income from continuing operations and a decrease in cash generated from accounts receivable collections. The decrease in cash provided by operating activities for the six months ended June 30, 2001 compared with the six months ended July 1, 2000 is due primarily to the decrease in income from continuing operations, an increase in accounts receivable partially offset by decrease in inventory and increase in accounts payable.

         The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income tax payments, costs associated with the Company's previously divested businesses, capital expenditures and acquisitions. At June 30, 2001, the Company had total outstanding indebtedness of $716.3 million (excluding short-term borrowings and approximately $21.7 million of outstanding letters of credit) at a weighted average interest rate of 9.2% per annum. Of the total outstanding indebtedness, $711.5 million relates to the Credit Agreement Facilities and the Senior Subordinated Notes.

         At June 30, 2001, approximately $1.0 million remained authorized by the Company's Board of Directors to repurchase shares of the Company's common stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company made no repurchases during the six months ended June 30, 2001 compared to share repurchases of approximately $100 thousand for the six months ended July 1, 2000.

         Cash interest paid for the quarters ended June 30, 2001 and July 1, 2000 was $31.0 million and $38.1 million, respectively. Cash interest paid for the six months ended June 30, 2001 and July 1, 2000 was $44.0 million and $48.4 million, respectively. Due to the variable interest rates under the Credit Agreement Facilities and the New Receivables Facility, the Company is sensitive to changes in interest rates. Based upon amounts outstanding at June 30, 2001, a 0.5% increase in each of LIBOR and Canadian bankers' acceptance rates (3.86% and 4.55%, respectively, at June 30, 2001) would impact interest costs by approximately $1.6 million annually on the Credit Agreement Facilities and $0.7 million annually on the New Receivables Facility.

         The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. The maturities of long-term debt of the Company's continuing operations during the remainder of 2001, and for 2002, 2003, 2004 and 2005 are $15.3 million, $35.0 million, $28.4 million, $70.7 million and $150.7 million, respectively. In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale/leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Senior Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Senior Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Senior Subordinated Notes at 101% of their principal amount plus accrued interest if a change in control (as defined) of the Company occurs.

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company makes capital expenditures on a recurring basis for replacements and improvements. As of June 30, 2001, the Company's continuing operations had approximately $6.8 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 2001, excluding acquisitions, will be in the range of $60 million to $70 million, a portion of which may be financed through leasing arrangements. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

         The Company is sensitive to price movements in its raw materials supply base. Prices for most of the Company's primary raw materials remained constant with price levels at December 31, 2000. While the Company may not be able to pass on future raw materials price increases to its customers, it believes that a significant portion of the increased cost can be offset by continued results of its engineering/value analysis in conjunction with its major customers and by continued reductions in the cost of off-quality products and processes.

         The Company has significant obligations relating to postretirement, casualty, environmental, lease and other liabilities of discontinued operations. In connection with the sale and acquisition of certain businesses, the Company has indemnified the purchasers and sellers for certain environmental liabilities, lease obligations and other matters. In addition, the Company is contingently liable with respect to certain lease and other obligations assumed by certain purchasers and may be required to honor such obligations if such purchasers are unable or unwilling to do so. Management currently anticipates that the net cash proceeds of its discontinued operations will be approximately $9.1 million for the remainder of fiscal 2001. However, because the requirements of the Company's discontinued operations are largely a function of contingencies, it is possible that the actual net cash requirements of the Company's discontinued operations could differ materially from management's estimates. Management believes that the Company's cash needs relating to discontinued operations can be provided by operating activities from continuing operations and by borrowings under its credit facilities. On January 5, 2000, Imperial Home Decor Group, Inc., which purchased Wallcoverings in March, 1998, filed voluntary petitions for protection under chapter 11 of the U.S. Bankruptcy Code. On March 16, 2001, a Bankruptcy Court approved a restructuring plan for Imperial Home Decor. The Company is currently assessing the impact of that restructuring plan filing.

TAX MATTERS

         At December 31, 2000, the Company had outstanding net operating loss carryforwards ("NOLs") of approximately $315.0 million for United States federal income tax purposes. Substantially all of these NOLs expire over the period from 2008 to 2020. The Company also has unused United States federal tax credits of approximately $20.9 million, of which $8.7 million expire during the period 2001 to 2020.

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

         Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $100.6 million at June 30, 2001 will be realized. The Company announced a reorganization on February 10, 1999 (see Note I to the Condensed Consolidated Financial Statements) to better align itself in the marketplace. A major goal of this reorganization is to lower the overall cost structure of the Company and thereby increase profitability. The infusion of cash from the Heartland Transaction lowered the overall debt of the Company and reduced its interest expense. These factors, along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

         The valuation allowance at June 30, 2001 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

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

         The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of June 30, 2001, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of June 30, 2001, the Company's estimate of its liability for these 33 sites, is approximately $24.5 million. As of June 30, 2001, the Company has established reserves of approximately $35.2 million for the estimated future costs related to all of its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

         During the quarter ended June 30, 2001, the Company received a payment of $12.2 million for environmental matters related to discontinued operations. Of the $12.2 million payment, the Company recorded $7.4 million, net of income taxes, as income from discontinued operations.

         During the quarter ended July 1, 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds will be paid to the Company in three installments. Two installments of $7.5 million were received on June 30, 2000 and June 30, 2001, respectively. Of the $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

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

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Quarterly Report include general economic conditions in the markets in which we operate and industry-based factors such as possible declines in the North American and European automobile and light truck builds, labor strikes at our major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and risks associated with conducting business in foreign countries, as well as factors more specific to us such as our substantial leverage, limitations imposed by our debt facilities and changes made in connection with the integration of operations acquired by us and the implementation of the global reorganization plan. Our divisions may also be affected by changes in the popularity of particular vehicle models, or particular interior trim packages or the loss of programs on particular vehicle models and risks associated with conducting business in foreign countries. For a discussion of certain of these and other important factors which may affect our operations, products and markets, see "ITEM 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K and above in this Form 10-Q and also see our other filings with the Securities and Exchange Commission.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         For the period ended June 30, 2001, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the 10-K.

                           PART II - OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

   On May 15, 2001, the Company held its Annual Meeting of Stockholders. At such meeting, stockholders voted on the election of four directors to hold office. The results of voting were as follows:

         1.       Election of Directors

                 Nominee                 For        Withheld     Broker Nonvotes
                 -------                 ---        --------     ---------------
         Thomas E. Evans              85,816,410     166,316            0
         Timothy D. Leuiliette        85,464,624     518,102            0
         W. Gerald McConnell          85,466,217     516,509            0
         J. Michael Stepp             85,468,617     514,109            0



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(A)            EXHIBITS.


EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------

2        -        Agreement and Plan of Merger dated May 14, 2001 by and among
                  Collins & Aikman Corporation, Collins & Aikman Products Co.,
                  Becker Group, L.L.C., CE Becker Inc., ME McInerney Inc., J
                  Hoehnel Inc. and the individuals party thereto as sellers is hereby incorporated by reference to Exhibit 2.1 of Collins &
                  Aikman Corporation's Current Report on Form 8-K dated July 13,
                  2001.

3(i).1   -        Restated Certificate of Incorporation of Collins & Aikman
                  Corporation is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation's Quarterly Report on Form
                  10-Q for the fiscal quarter ended June 26, 1999.

3(i).2   -        Certificate of Amendment to the Restated Certificate of
                  Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman
                  Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

3(i).3   -        Certificate of Elimination of Cumulative Exchangeable
                  Redeemable Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins &
                  Aikman Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended October 28, 1995.

3(ii)    -        By-laws of Collins & Aikman Corporation, as amended, are
                  hereby incorporated by reference to Exhibit 3.2 of Collins &
                  Aikman Corporation's Annual Report on Form 10-K for the fiscal year ended January 27, 1996.

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

4        -        Form of Warrant is hereby incorporated by reference to Exhibit
                  4.1 of Collins & Aikman Corporation's Current Report on Form
                  8-K dated July 13, 2001.

11       -        Computation of Earnings Per Share.

(B)      REPORTS ON FORM 8-K

During the second quarter of fiscal 2001, the Company filed the following Reports on Form 8-K covering the following items:

May 2, 2001 - Item 5 (Other Events) and Item 7 (Exhibits)
April 16, 2001 - Item 4 (Changes in Registrant's Certifying Accountants)

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2001


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