Form 10-Q/A
period 2000-09-30
COLLINS & AIKMAN CORP
filed 2001-10-26
CIK 846815

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A

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
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

                                                           QUARTER ENDED               NINE MONTHS ENDED
                                                    -----------------------------  ----------------------------
                                                      RESTATED                       RESTATED
                                                    SEPTEMBER 30,   SEPTEMBER 25,  SEPTEMBER 30,  SEPTEMBER 25,
                                                         2000           1999           2000           1999
                                                      (13 WEEKS)     (13 WEEKS)     (40 WEEKS)     (39 WEEKS)
                                                     -----------    -----------    -----------    -----------
Net sales ........................................   $   423,001    $   427,873    $ 1,464,971    $ 1,393,031
Cost of goods sold ...............................       369,806        363,710      1,243,928      1,180,018
                                                     -----------    -----------    -----------    -----------
Gross profit .....................................        53,195         64,163        221,043        213,013
Selling, general and administrative expenses .....        34,177         37,615        115,713        116,692
Restructuring charge .............................            --         15,293             --         19,847
                                                     -----------    -----------    -----------    -----------
Operating income .................................        19,018         11,255        105,330         76,474

Interest expense, net ............................        23,208         22,997         72,699         67,821
Loss on sale of receivables ......................         1,697          1,201          7,503          3,835
Other expense (income) ...........................          (550)         1,670            897          2,864
                                                     -----------    -----------    -----------    -----------
Income (loss) before income taxes ................        (5,337)       (14,613)        24,231          1,954
Income tax expense (benefit) .....................        (1,235)        (8,129)        10,214            804
                                                     -----------    -----------    -----------    -----------
Income (loss) from continuing operations before
  extraordinary charge and cumulative effect of a
  change in accounting principle .................        (4,102)        (6,484)        14,017          1,150
Income from discontinued operations, net of income
  taxes of $4,400 ................................            --             --          6,600             --
                                                     -----------    -----------    -----------    -----------
Income before extraordinary charge and cumulative
  effect of a change in accounting principle .....        (4,102)        (6,484)        20,617          1,150
Extraordinary charge, net of income taxes of $457           (686)            --           (686)            --
Cumulative effect of a change in accounting
  principle, net of income taxes of $5,083 .......            --             --             --         (8,850)
                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................   $    (4,788)   $    (6,484)   $    19,931    $    (7,700)
                                                     ===========    ===========    ===========    ===========
Net income (loss) per basic and diluted common
share:
  Continuing operations ..........................   $     (0.07)   $     (0.10)   $      0.22    $      0.02
  Discontinued operations ........................            --             --           0.11             --
  Extraordinary charge ...........................         (0.01)            --          (0.01)            --
  Cumulative effect of a change in accounting
     principle ...................................            --             --             --          (0.14)
                                                     -----------    -----------    -----------    -----------
Net income (loss) ................................   $     (0.08)   $     (0.10)   $      0.32    $     (0.12)
                                                     ===========    ===========    ===========    ===========
Average common shares outstanding:
  Basic ..........................................        61,895         61,955         61,888         61,965
                                                     ===========    ===========    ===========    ===========
  Diluted ........................................        61,895         61,955         62,457         62,335
                                                     ===========    ===========    ===========    ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                (UNAUDITED)
                                                                 RESTATED
                                                               SEPTEMBER 30,        DECEMBER 25,
                                                                    2000                1999
                                                                -----------         -----------
ASSETS
Current Assets:
   Cash and cash equivalents ................................   $    31,599         $    13,980
   Accounts and other receivables, net ......................       204,084             233,819
   Inventories ..............................................       139,281             132,625
   Other ....................................................        81,631              84,942
                                                                -----------         -----------
     Total current assets ...................................       456,595             465,366

Property, plant and equipment, net ..........................       432,836             443,526
Deferred tax assets .........................................        80,781              86,235
Goodwill, net ...............................................       246,672             256,362
Other assets ................................................        78,707              97,401
                                                                -----------         -----------
                                                                $ 1,295,591         $ 1,348,890
                                                                ===========         ===========

LIABILITIES AND COMMON STOCKHOLDERS' DEFICIT
Current Liabilities:
   Short-term borrowings ....................................   $     7,772         $     3,088
   Current maturities of long-term debt .....................        77,395              27,992
   Accounts payable .........................................       174,761             198,466
   Accrued expenses .........................................       135,123             132,709
                                                                -----------         -----------
     Total current liabilities ..............................       395,051             362,255

Long-term debt ..............................................       791,047             884,550
Other, including post-retirement benefit obligation .........       253,622             253,206
Commitments and contingencies ...............................

Common stock (150,000 shares authorized, 70,521 shares
   issued and 61,895 shares outstanding at September 30, 2000 and 70,521 shares issued and 61,904 shares outstanding at
   December 25, 1999) .......................................           705                 705
Other paid-in capital .......................................       586,191             585,484
Accumulated deficit .........................................      (621,186)           (641,117)
Accumulated other comprehensive loss ........................       (46,851)            (33,260)
Treasury stock, at cost (8,626 shares at September 30, 2000
   and 8,617 shares at December 25, 1999) ...................       (62,988)            (62,933)
                                                                -----------         -----------
     Total common stockholders' deficit .....................      (144,129)           (151,121)
                                                                -----------         -----------
                                                                $ 1,295,591         $ 1,348,890
                                                                ===========         ===========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         QUARTER ENDED                 NINE MONTHS ENDED
                                                                 -----------------------------   -----------------------------
                                                                   RESTATED                        RESTATED
                                                                 SEPTEMBER 30,   SEPTEMBER 25,   SEPTEMBER 30,   SEPTEMBER 25,
                                                                     2000            1999            2000            1999
                                                                  (13 WEEKS)      (13 WEEKS)      (40 WEEKS)      (39 WEEKS)
                                                                   ---------       ---------       ---------       ---------
OPERATING ACTIVITIES
Income (loss) from continuing operations ....................      $  (4,102)      $  (6,484)      $  14,017       $   1,150
  Adjustments to derive cash flow from continuing operating
       activities:
     Impairment of long-lived assets ........................             --           5,057              --           5,593
     Deferred income tax expense (benefit) ..................         (3,484)         (8,136)          1,853          (9,367)
     Depreciation and amortization ..........................         17,438          17,013          54,692          51,944
     Decrease (increase) in accounts and other receivables ..         11,639         (13,326)         38,105             225
     Increase in inventories ................................         (6,977)        (13,034)         (6,655)         (2,651)
     Increase (decrease) in accounts payable ................          5,994          10,975         (23,705)        (10,232)
     Increase in interest payable ...........................         14,744          13,243          16,246          14,591
     Other, net .............................................         (7,372)        (14,278)          9,472         (18,785)
                                                                   ---------       ---------       ---------       ---------
     Net cash provided by (used in) continuing operating
       activities ...........................................         27,880          (8,970)        104,025          32,468
                                                                   ---------       ---------       ---------       ---------
       Net cash provided by (used in) discontinued operations         (2,017)         (1,355)          2,229          (5,786)
                                                                   ---------       ---------       ---------       ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment ..................        (19,713)        (22,835)        (50,285)        (55,212)
Sales of property, plant and equipment ......................          1,258           7,319           1,832           9,953
Other, net ..................................................             --              --              --          (1,169)
                                                                   ---------       ---------       ---------       ---------
     Net cash used in investing activities ..................        (18,455)        (15,516)        (48,453)        (46,428)
                                                                   ---------       ---------       ---------       ---------
FINANCING ACTIVITIES
Issuance of long-term debt ..................................             --              --              --         100,000
Repayment of long-term debt .................................        (38,592)         (5,849)        (60,045)        (15,335)
Proceeds from (reduction of) participating interests in
  accounts receivable .......................................          8,250          (3,900)         (1,570)         (6,100)
Net borrowings (repayments) on revolving credit facilities ..        (10,606)          9,779          15,599          (7,602)
Increase on short-term borrowings ...........................          1,643           6,477           5,917           1,205
Dividends paid ..............................................             --              --              --         (50,198)
Reissuance (purchase) of treasury stock, net ................             18            (284)            (83)         (1,592)
                                                                   ---------       ---------       ---------       ---------
     Net cash provided by (used in) financing activities ....        (39,287)          6,223         (40,182)         20,378
                                                                   ---------       ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents ........        (31,879)        (19,618)         17,619             632
Cash and cash equivalents at beginning of period ............         63,478          44,005          13,980          23,755
                                                                   ---------       ---------       ---------       ---------
Cash and cash equivalents at end of period ..................      $  31,599       $  24,387       $  31,599       $  24,387
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

C.      RESTATEMENT OF QUARTERLY FINANCIAL INFORMATION:

        Upon review of certain adjustments made in the fourth quarter of 2000, the Company determined that such adjustments, totaling $0.4 million and primarily related to accrued liabilities and asset valuation accounts, should have been recorded in the third quarter of 2000. The consolidated financial statements and related notes set forth in this Form 10-Q/A reflect the impact of recording these adjustments in the third quarter 2000 rather than the fourth quarter 2000 and do not impact previously reported results for the fiscal year ended December 31, 2000. The restatement results in a $0.4 million increase in net loss for the third quarter of 2000 and a corresponding reduction in net loss for the fourth quarter of 2000 compared to amounts previously reported. The Company will file a Form 8-K that restates the fiscal 2000 quarterly financial information previously reported in its Form 10-K for the year ended December 31, 2000. A summary of the impact of the restatements for the quarter and nine months ended September 30, 2000 follows (in thousands except per share amounts):

Statement of operations

                                           Quarter Ended                   Nine Months Ended
                                         September 30, 2000               September 30, 2000
                                       -------------------------       -------------------------
                                       Previously         As           Previously         As
                                        Reported        Restated        Reported        Restated
                                       ----------       --------       ----------       --------
Cost of sales                          $369,836         $369,806       $1,243,958      $1,243,928
Selling, general and
  administrative expense                 33,413           34,177          114,949         115,713
Operating income                         19,752           19,018          106,064         105,330
Net income (loss)                        (4,364)          (4,788)          20,355          19,931
Net income (loss) per share            $  (0.07)        $  (0.08)      $     0.33      $     0.32

Balance sheet
                                                         September 30, 2000
                                                         ------------------
                                                      Previously          As
                                                       Reported        Restated
                                                      ----------       --------
Cash and cash equivalents                             $   31,655     $   31,599
Accounts and other receivables, net                      204,387        204,084
Inventories                                              139,447        139,281
Other                                                     81,525         81,631
Current assets                                           457,014        456,595
Property, plant and equipment, net                       432,861        432,836
Total assets                                           1,296,035      1,295,591
Accrued expenses                                         135,088        135,123
Current liabilities                                      395,016        395,051
Other, including post-retirement benefit obligation      253,677        253,622
Common stockholders' deficit                            (143,705)      (144,129)


D.       FOREIGN CURRENCY PROTECTION PROGRAMS:

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

E.       INVENTORIES:

         Inventory balances are summarized below (in thousands):

                                               SEPTEMBER 30,  DECEMBER 25,
                                                   2000          1999
                                                 --------      --------
         Raw materials .......................   $ 77,934      $ 69,182
         Work in process......................     31,916        27,073
         Finished goods ......................     29,431        36,370
                                                 --------      --------
                                                 $139,281      $132,625
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

         At September 30, 2000, the scheduled maturities of long-term debt are as follows (in thousands):

        Remainder of fiscal year 2000.................      $   7,000
        Fiscal year 2001..............................         77,395
        Fiscal year 2002..............................         32,798
        Fiscal year 2003..............................         28,244
        Fiscal year 2004..............................        181,475
        Later years...................................        541,530
                                                            ---------
                                                            $ 868,442
                                                            =========

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

         The components of the reserves for the restructuring charges are as follows (in thousands):

                                                                        Changes
                                                           Original       in       Remaining
                                                            Reserve     Reserve     Reserve
                                                            -------     -------     -------
Anticipated severance benefits .........................   $ 15,061    $(13,301)   $  1,760
Anticipated payments related to the termination of sales
  commission arrangements ..............................      4,969      (1,669)      3,300
                                                           --------    --------    --------
                                                           $ 20,030    $(14,970)   $  5,060
                                                           ========    ========    ========


J.       EMPLOYEE BENEFIT PLANS

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

L.       INFORMATION ABOUT THE COMPANY'S OPERATIONS:

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


         Information about the Company's divisions is presented below (in thousands):

                                                                      Restated
                                                        Quarter Ended September 30, 2000 (13 weeks)
                                ----------------------------------------------------------------------------------------
                                  North American       European         Specialty
                                    Automotive        Automotive       Automotive
                                Interior Systems   Interior Systems     Products           Other (a)           Total
                                ----------------   ----------------     --------           ---------           -----
External revenues ...........      $  266,521        $   55,801        $  100,679         $       --         $  423,001
Inter-segment revenues ......           6,537             8,712             5,274            (20,523)                --
Depreciation and amortization           9,067             4,662             3,324                385             17,438
Operating income (loss) .....          17,776             1,262              (510)               490             19,018
Total assets ................         752,684           215,292           243,697             83,918          1,295,591
Capital expenditures ........           8,500             5,207             5,728                278             19,713

                                                        Quarter Ended September 25, 1999  (13 weeks)
                                ----------------------------------------------------------------------------------------
                                  North American       European         Specialty
                                    Automotive        Automotive       Automotive
                                Interior Systems   Interior Systems     Products           Other (a)           Total
                                ----------------   ----------------     --------           ---------           -----
External revenues ...........      $  260,032        $   64,412        $  103,429         $       --         $  427,873
Inter-segment revenues ......          21,138             6,724             7,151            (35,013)                --
Depreciation and amortization           9,352             3,645             3,687                329             17,013
Operating income (loss) .....          15,412             3,060             7,170            (14,387)            11,255
Total assets ................         805,222           249,077           240,664            106,863          1,401,826
Capital expenditures ........          15,030             4,340             2,471                994             22,835

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                          Restated
                                                        Nine Months Ended September 30, 2000  (40 weeks)
                                ----------------------------------------------------------------------------------------
                                  North American       European         Specialty
                                    Automotive        Automotive       Automotive
                                Interior Systems   Interior Systems     Products           Other (a)           Total
                                ----------------   ----------------     --------           ---------           -----

External revenues ...........      $  908,588        $  219,016        $  337,367         $       --         $1,464,971
Inter-segment revenues ......          14,954            27,517            26,755            (69,226)                --
Depreciation and amortization          30,636            13,352             9,579              1,125             54,692
Operating income (loss) .....          77,061             8,619            19,982               (332)           105,330
Total assets ................         752,684           215,292           243,697             83,918          1,295,591
Capital expenditures ........          25,404            12,897            12,408               (424)            50,285

                                                        Nine Months Ended September 25, 1999 (39 weeks)
                                ----------------------------------------------------------------------------------------
                                  North American       European         Specialty
                                    Automotive        Automotive       Automotive
                                Interior Systems   Interior Systems     Products           Other (a)           Total
                                ----------------   ----------------     --------           ---------           -----

External revenues ...........      $  836,089        $  223,505        $  333,437         $       --         $1,393,031
Inter-segment revenues ......          65,211            21,067            25,285           (111,563)                --
Depreciation and amortization          27,674            12,256            11,227                787             51,944
Operating income (loss) .....          55,638             6,979            32,649            (18,792)            76,474
Total assets ................         805,222           249,077           240,664            106,863          1,401,826
Capital expenditures ........          33,509            11,377             6,925              3,401             55,212

(a) Other includes the Company's discontinued operations, non-operating units and the effect of eliminating entries.

         Sales for the Company's primary product groups are as follows (in thousands):


                                         Quarter Ended                   Nine Months Ended
                                -------------------------------     -------------------------------
                                September 30,     September 25,     September 30,     September 25,
                                     2000              1999              2000              1999
                                  (13 weeks)        (13 weeks)        (40 weeks)        (39 weeks)
                                  ----------        ----------        ----------        ----------
Molded floor carpet ...........   $  101,795        $  110,387        $  346,634        $  342,475
Luggage compartment trim ......       16,916            20,957            64,228            63,062
Acoustical products ...........       42,322            44,014           164,712           151,501
Accessory floormats ...........       36,704            37,625           119,387           120,486
Plastic-based interior modules,
  systems and components ......      101,188            91,926           368,205           316,820
Automotive fabrics ............       76,088            66,461           218,505           199,034
Convertible top systems .......       14,738            25,464            82,757            95,550
Other .........................       33,250            31,039           100,543           104,103
                                  ----------        ----------        ----------        ----------
Total .........................   $  423,001        $  427,873        $1,464,971        $1,393,031
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

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

                                           Nine Months Ended
                                     ------------------------------
                                      September 30,  September 25,
                                          2000           1999
                                          ----           ----
General Motors Corporation ........       30.9%          31.5%
Ford Motor Company ................       20.7%          19.8%
DaimlerChrysler AG ................       17.5%          19.0%

         Sales for the Company's continuing operations in different geographic areas are presented below (in thousands):

                             Quarter Ended                    Nine Months Ended
                    -------------------------------     -------------------------------
                    September 30,     September 25,     September 30,     September 25,
                         2000              1999              2000              1999
                      (13 weeks)        (13 weeks)        (40 weeks)        (39 weeks)
                      ----------        ----------        ----------        ----------
United States ...    $  263,069        $  245,209        $  852,588        $  795,959
Canada ..........        89,892            92,824           318,071           292,468
Mexico ..........        14,240            25,428            75,297            81,099
United Kingdom ..        22,570            26,401            90,365            89,344
Other (a) .......        33,230            38,011           128,650           134,161
                     ----------        ----------        ----------        ----------
Consolidated ....    $  423,001        $  427,873        $1,464,971        $1,393,031
                      ==========        ==========        ==========        ==========

(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France, and the Netherlands.

         Long-lived assets for the Company's continuing operations in different geographical regions is presented below (in thousands):

                       Restated
                     September 30,     September 25,
                         2000              1999
                         ----              ----

United States .....    $527,718          $543,043
Canada ............      85,525            85,726
Mexico ............      24,887            17,829
United Kingdom ....      53,420            62,065
Other (a) .........      66,665            77,793
                       --------          --------
Consolidated ......    $758,215          $786,456
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

N.       COMMON STOCKHOLDERS' DEFICIT:

         Total comprehensive income (loss) for the quarters ended September 30, 2000 and September 25, 1999 was $(9.5) million and $1.3 million, respectively. For the nine months ended September 30, 2000 and September 25, 1999, comprehensive income (loss) was $6.3 million and $(13.6) million, respectively. Activity in the common stockholders' deficit since December 25, 1999 is as follows (in thousands):

                                      Restated
                                    Current Year                  Restated                                      Other
                                    Comprehensive   Restated    Accumulated   Accumulated Other   Common       Paid-In    Treasury
                                       Income         Total       Deficit     Comprehensive Loss   Stock       Capital      Stock
                                   -------------------------------------------------------------------------------------------------

Balance at December 25, 1999........             $(151,121)     $(641,117)       $ (33,260)        $ 705      $585,484    $(62,933)
   Comprehensive income:
      Net income....................  $ 19,931      19,931         19,931                -             -             -           -
   Other comprehensive income
         (loss), net of tax:
      Foreign currency
         translations adjustments...   (13,663)    (13,663)             -          (13,663)            -             -           -
      Pension equity adjustment.....        72          72              -               72             -             -           -
                                      --------
                                      $  6,340
                                      ========

   Compensation expense adjustment..                   735              -                -             -           735           -

   Purchase of treasury stock
        (26 shares).................                  (141)             -                -             -             -        (141)
   Exercise of stock options
        (17 shares).................                    58              -                -             -                        86
                                                                                                                   (28)
                                                 ---------      ---------        ---------         -----      --------    --------
Balance at September 30, 2000.......             $(144,129)     $(621,186)       $ (46,851)        $ 705      $586,191    $(62,988)
                                                 =========      =========        =========         =====      ========    ========

        The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                       Foreign Currency    Pension      Accumulated Other
                                          Translation       Equity        Comprehensive
                                          Adjustments     Adjustment          Loss
                                          -----------     ----------        --------
Balance at December 25, 1999..........     $(32,203)       $ (1,057)        $(33,260)
Current period change.................      (13,663)             72          (13,591)
                                           --------        --------         --------
Balance at September 30, 2000.........     $(45,866)       $   (985)        $(46,851)
                                           ========        ========         ========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

O.       SIGNIFICANT SUBSIDIARY:

         The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products. The following represents summarized consolidated financial information of C&A Products and its subsidiaries for the following periods (in thousands):

                                                                     Quarter Ended                      Nine Months Ended
                                                           --------------------------------      --------------------------------
                                                             Restated                              Restated
                                                           September 30,      September 25,      September 30,      September 25,
                                                               2000               1999               2000               1999
                                                            (13 weeks)         (13 weeks)         (40 weeks)         (39 weeks)
                                                            ----------         ----------         ----------         ----------
         Net sales...................................       $  423,001         $  427,873         $1,464,971         $1,393,031
         Gross profit................................           53,195             64,163            221,043            213,013
         Income (loss) from continuing operations....           (4,124)            (6,439)            14,011              1,538
         Net income (loss)...........................           (4,810)            (6,439)            19,925             (7,312)

                                                              Restated
                                                           September 30,  December 25,
                                                               2000           1999
                                                            ----------     ----------
         Current assets..............................       $  456,492     $  465,312
         Noncurrent assets...........................          838,996        883,524
         Current liabilities.........................          395,051        362,226
         Noncurrent liabilities......................        1,042,085      1,135,174

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

P.       NEWLY ISSUED ACCOUNTING STANDARDS:

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the third quarter of 2000 decreased 9.1% to $34.2 million. This decrease is primarily attributable to one-time pension-related actuarial benefits driven by the Company's restructuring program and tighter expense controls in response to lower production volumes. For the nine months ended September 30, 2000, selling, general and administrative expenses decreased 0.8% to $115.7 million. The decrease experienced in the third quarter of 2000 was partially offset by costs associated with product development for new convertible top programs, costs incurred to establish the Company's new Product Development Division and costs resulting from the establishment of headquarters operations in Troy, Michigan and Wiesbaden, Germany. In addition, on a year-to-year basis, selling, general and administrative expenses increased due to the impact of the additional week in the first quarter of fiscal 2000. As a percentage of sales, selling, general and administrative expenses were 8.1% and 8.8% for the third quarters of 2000 and 1999, respectively, and 7.9% and 8.4% for the nine months ended September 30, 2000 and September 25, 1999, respectively.

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

INCOME TAXES: The Company recognized an income tax benefit of $1.2 million in the third quarter of 2000 compared to an income tax benefit of $8.1 million in the third quarter of 1999. For the nine months ended September 30, 2000 the Company recognized income tax expense of $10.2 million, compared to income tax expense of $0.8 million in the comparable 1999 period. The Company's effective tax rate was 23.1% and 55.6% in the third quarters of 2000 and 1999, respectively, and 42.2% and 41.1% for the nine months ended September 30, 2000 and September 25, 1999, respectively. The percentage decrease in the Company's reported tax rate for the third quarter of 2000 and the increase in the Company's reported tax rate for the nine months ended September 30, 2000 are primarily due to the impact of certain tax credits reported in the third quarter of 1999, along with the effects of certain state taxes and non-deductible goodwill, which do not fluctuate with income.

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

NET INCOME (LOSS): The combined effect of the foregoing resulted in a net loss of $4.8 million in the third quarter of 2000, compared to a net loss of $6.5 million in the third quarter of 1999. The Company recognized net income of $19.9 million for the nine months ended September 30, 2000 and a net loss of $7.7 million for the nine months ended September 25, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries had cash and cash equivalents totaling $31.6 million and $14.0 million at September 30, 2000 and December 25, 1999, respectively. The Company had a total of $130.4 million of borrowing availability under its credit arrangements as of September 30, 2000. Availability as of September 30, 2000 has been reduced by outstanding letters of credit of $17.3 million. The total was comprised of $105.1 million under the revolving credit facility (including $52.3 million available to the Canadian Borrowers, as hereinafter defined), and approximately $24.8 million under bank demand lines of credit in Austria and Canada and a line of credit for certain other European locations, and $.5 million available under the Receivables Facility.

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

         The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities and the sale of receivables under the New Receivables Facility. Net cash provided by the continuing operating activities of the Company was $27.9 million for the quarter ended September 30, 2000, compared to net cash used of $9.0 million in the quarter ended September 25, 1999. Net cash provided by continuing operating activities of the Company was $104.0 million for the nine months ended September 30, 2000 compared to $32.5 million for the nine months ended September 25, 1999. The increase in cash provided by continuing operating activities for the quarter ended September 30, 2000, is primarily due to a decrease in accounts receivable resulting from the timing of customer payments. The increase in cash provided by operating activities for the nine months ended September 30, 2000, is primarily due to the increase in income from continuing operations, improved collections of accounts receivable resulting from a compensation program implemented in 1999 which is based in part upon maximizing cash flow and increasing asset utilization and the timing of customer payments, the release of cash collateral (reflected in Other, net in the accompanying consolidated statement of cash flows for the nine months ended September 30,
2000) associated with the Old Receivables Facility when it was replaced in the first quarter of fiscal 2000, the decrease in tooling balances due to increased billings partially offset by an increase in inventory related to program launches in the fabrics and convertibles businesses.

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

SAFE HARBOR STATEMENT

         This Report on Form 10-Q/A contains statements which, to the extent they are not historical facts, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Safe Harbor Acts"). All forward-looking statements involve risks and uncertainties. The forward-looking statements in this Report on Form 10-Q/A are intended to be subject to the safe harbor protection provided by the Safe Harbor Acts.

         Risks and uncertainties that could cause actual results to vary materially from those anticipated in the forward-looking statements included in this Report on Form 10-Q/A include general economic conditions in the markets in which the Company operates and industry-based factors such as possible declines in the North American and European automobile and light truck builds, labor strikes at the Company's major customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers and, as well as factors such as the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities, changes made in connection with the integration of operations acquired by the Company and the implementation of the global reorganization program. The Company's divisions may also be affected by changes in the popularity of particular vehicle models or particular interior trim packages or the loss of programs on particular vehicle models and risks associated with conducting business in foreign countries. For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see the Company's Securities and Exchange Commission filings, including without limitation "ITEM 1. BUSINESS" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in the 10-K and above in this Form 10-Q/A and also see the Company's other filings with the Securities and Exchange Commission.

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

(b)      REPORTS ON FORM 8-K

During the quarter for which this Report on Form 10-Q/A is being filed, the Company filed no reports on Form 8-K.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 26, 2001


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