Form 10-Q
period 2001-09-30
COLLINS & AIKMAN CORP
filed 2001-11-14
CIK 846815

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q

     (Mark One)

              X Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2001
                                      or
               Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


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

As of November 9, 2001, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 117,879,593 shares

                        PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.


                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)




                                                              QUARTER ENDED                     NINE MONTHS ENDED
                                                    ---------------------------------   ---------------------------------
                                                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER  30,
                                                          2001              2000              2001              2000
                                                       (13 WEEKS)        (13 WEEKS)        (39 WEEKS)        (40 WEEKS)
                                                    ---------------   ---------------   ---------------   ---------------
Net sales .......................................      $ 430,430         $423,001         $1,341,148        $1,464,971
Cost of goods sold ..............................        377,061          369,806          1,164,681         1,243,928
                                                       ---------         --------         ----------        ----------
Gross profit ....................................         53,369           53,195            176,467           221,043
Selling, general and administrative expenses.....         41,830           34,177            118,188           115,713
Restructuring charges ...........................             --               --              9,200                --
                                                       ---------         --------         ----------        ----------
Operating income ................................         11,539           19,018             49,079           105,330
Interest expense, net ...........................         20,437           23,208             64,325            72,699
Loss on sale of receivables .....................          1,039            1,697              4,719             7,503
Other expense (income) ..........................            892             (550)             6,735               897
                                                       ---------         --------         ----------        ----------
Income (loss) before income taxes ...............        (10,829)          (5,337)           (26,700)           24,231
Income tax expense (benefit) ....................          2,931           (1,235)            (7,623)           10,214
                                                       ---------         --------         ----------        ----------
Income (loss) from continuing operations
 before extraordinary charge ....................        (13,760)          (4,102)           (19,077)           14,017
Income from discontinued operations, net of
 income taxes of $951 for the quarter ended
 September 30, 2001 and $5,731 and $4,400 for the
 nine months ended September 30, 2001 and 2000,
 respectively ...................................          1,397               --              8,817             6,600
                                                       ---------         --------         ----------        ----------
Income (loss) before extraordinary charge .......        (12,363)          (4,102)           (10,260)           20,617
Extraordinary charge, net of income taxes of
 $457 for the quarter ended September 30, 2000
 and $227 and $457 for the nine months ended
 September 30, 2001 and 2000, respectively ......             --             (686)              (340)             (686)
                                                       ---------         --------         ----------        ----------
Net income (loss) ...............................      $ (12,363)        $ (4,788)        $  (10,600)       $   19,931
                                                       =========         ========         ==========        ==========
Net income (loss) per basic and diluted common share:
 Continuing operations ..........................      $   (0.13)        $  (0.07)        $    (0.22)       $     0.22
 Discontinued operations ........................           0.01               --               0.10              0.11
 Extraordinary charge ...........................             --            (0.01)                --             (0.01)
                                                       ---------         --------         ----------        ----------
Net income (loss) ...............................      $   (0.12)        $  (0.08)        $    (0.12)       $     0.32
                                                       =========         ========         ==========        ==========
Average common shares outstanding:
 Basic ..........................................        106,310           61,895             88,351            61,888
                                                       =========         ========         ==========        ==========
 Diluted ........................................        106,310           61,895             88,351            62,457
                                                       =========         ========         ==========        ==========

   The accompanying notes are an integral part of the financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)




                                                                   (UNAUDITED)
                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                       2001             2000
                                                                 ---------------   -------------
ASSETS
Current Assets:
 Cash and cash equivalents ...................................     $    58,166      $   20,862
 Accounts and other receivables, net of allowances of $7,470
   and $8,097.................................................         182,778         196,451
 Inventories .................................................         115,485         131,720
 Other .......................................................          72,462          75,852
                                                                   -----------      ----------
   Total current assets ......................................         428,891         424,885
Property, plant and equipment, net of accumulated depreciation
 of $363,088 and $343,182.....................................         416,013         434,147
Deferred tax assets ..........................................          94,342          97,314
Goodwill, net ................................................         500,693         245,509
Other assets .................................................         100,200          78,435
                                                                   -----------      ----------
TOTAL ASSETS .................................................     $ 1,540,139      $1,280,290
                                                                   ===========      ==========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term borrowings. ......................................     $     2,801      $    3,835
 Current maturities of long-term debt ........................          40,811          84,302
 Accounts payable ............................................         220,645         178,483
 Accrued expenses ............................................         148,826         123,109
                                                                   -----------      ----------
   Total current liabilities .................................         413,083         389,729
Long-term debt ...............................................         778,667         799,677
Other, including post-retirement benefit obligation ..........         238,983         245,870
Commitments and contingencies ................................              --              --
Common stock (300,000 shares authorized, 117,882 shares
 issued and 117,880 shares outstanding at September 30,
 2001; 150,000 shares authorized, 70,521 shares issued and
 62,024 shares outstanding at December 31, 2000) .............           1,178             705
Other paid-in capital ........................................         802,754         585,481
Accumulated deficit ..........................................        (647,240)       (636,640)
Accumulated other comprehensive loss. ........................         (47,274)        (42,924)
Treasury stock, at cost (2 shares at September 30, 2001 and
 8,497 shares at December 31, 2000) ..........................             (12)        (61,608)
                                                                   -----------      ----------
   Total common stockholders' equity (deficit) ...............         109,406        (154,986)
                                                                   -----------      ----------
TOTAL LIABILITIES AND COMMON STOCKHOLDERS'
 EQUITY ......................................................     $ 1,540,139      $1,280,290
                                                                   ===========      ==========

   The accompanying notes are an integral part of the financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)




                                                              QUARTER ENDED                    NINE MONTHS ENDED
                                                    ---------------------------------   --------------------------------
                                                     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                         2001               2000             2001             2000
                                                      (13 WEEKS)        (13 WEEKS)        (39 WEEKS)       (40 WEEKS)
                                                    ---------------   ---------------   ---------------   --------------
OPERATING ACTIVITIES
Income (loss) from continuing operations ........     $  (13,760)        $  (4,102)       $  (19,077)       $  14,017
Adjustments to derive cash flow from
 continuing operating activities:
   Deferred income tax expense (benefit) ........         (4,879)           (3,484)          (18,169)           1,853
   Depreciation and amortization ................         21,847            17,438            61,944           54,692
   Loss on sale of property, plant and
    equipment ...................................            841                --             4,337               --
   Decrease in accounts and other
    receivables .................................         25,656            11,639            21,018           38,105
   Decrease (increase) in inventories ...........         13,117            (6,977)           37,038           (6,655)
   Increase (decrease) in accounts
    payable .....................................         (6,362)            5,994           (11,837)         (23,705)
   Increase in interest payable .................         12,344            14,744            11,830           16,246
   Other, net ...................................        (13,358)           (6,686)            4,306           10,158
                                                      ----------         ---------        ----------        ---------
    Net cash provided by continuing
     operating activities .......................         35,446            28,566            91,390          104,711
                                                      ----------         ---------        ----------        ---------
    Net cash provided by (used in)
     discontinued operations ....................            (58)           (2,017)           14,393            2,229
                                                      ----------         ---------        ----------        ---------
INVESTING ACTIVITIES
Additions to property, plant and equipment ......        (13,279)          (19,713)          (37,640)         (50,285)
Sales of property, plant and equipment ..........         23,490             1,258            39,468            1,832
Acquisition of businesses, net of cash
 acquired .......................................       (163,818)               --          (171,159)              --
Disposition of business .........................             --                --             3,520               --
                                                      ----------         ---------        ----------        ---------
    Net cash used in investing activities .......       (153,607)          (18,455)         (165,811)         (48,453)
                                                      ----------         ---------        ----------        ---------
FINANCING ACTIVITIES
Issuance of long-term debt ......................             --                --            50,000               --
Debt issuance costs .............................             --                --           (10,747)              --
Repayment of long-term debt .....................         (1,648)          (38,592)          (73,565)         (60,045)
Proceeds from (reduction of) participating
 interest in accounts receivable ................         14,668             8,250            63,533           (1,570)
Net borrowings (repayments) on revolving
 credit facilities ..............................        104,988           (10,606)          (42,345)          15,599
Increase in short-term borrowings ...............            649             1,643             2,071            5,917
Reissuance (purchase) of treasury stock, net.....             --                18            61,313              (83)
Proceeds from issuance of stock .................            471                --            47,412               --
Early extinguishment of debt, net of income
 taxes ..........................................             --              (686)             (340)            (686)
                                                      ----------         ---------        ----------        ---------
    Net cash provided by (used in)
     financing activities .......................        119,128           (39,973)           97,332          (40,868)
                                                      ----------         ---------        ----------        ---------
Net increase (decrease) in cash and cash
 equivalents ....................................            909           (31,879)           37,304           17,619
Cash and cash equivalents at beginning of
 period .........................................         57,257            63,478            20,862           13,980
                                                      ----------         ---------        ----------        ---------
Cash and cash equivalents at end of period ......     $   58,166         $  31,599        $   58,166        $  31,599
                                                      ==========         =========        ==========        =========

   The accompanying notes are an integral part of the financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A. ORGANIZATION:

     Collins & Aikman Corporation (the "Company") is a Delaware corporation. Heartland Industrial Partners, L.P. and its affiliates ("Heartland") acquired an approximate 60% interest in the Company on February 23, 2001 through a purchase of 25.0 million shares of common stock from the Company and a purchase of 27.0 million shares from Blackstone Capital Partners, L.P. and its affiliates ("Blackstone Partners") and Wasserstein Perella Partners, L.P. and its affiliates ("WP Partners"). As a result of the sale of shares, the Company received gross proceeds of $125.0 million, or approximately $105.3 million after fees and expenses associated with the transactions. In addition, the Company had to pay $10.7 million in transaction-related costs to obtain change in control consents, fees related to the new Term Loan D Facility and other amendments to the Company's Credit Agreement Facilities, resulting in net proceeds to the Company of $94.6 million. The Company also received a profit participation right on certain future common stock sales by Heartland. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the common stock of the Company.

     As a result of the above transactions (collectively the "Heartland Transaction"), the Company's total shares outstanding increased from approximately 62.0 million shares to approximately 87.0 million shares and Blackstone Partners' and WP Partners' ownership percentage in the Company declined to approximately 31%. Furthermore, pursuant to an agreement with Blackstone Partners and WP Partners, Heartland is entitled to designate a majority of the Company's Board of Directors.

     As of September 30, 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") owned approximately 44% of the Company while Blackstone Partners and WP Partners owned approximately 23%. The decrease in ownership interest subsequent to the Heartland Transaction primarily resulted from the issuance of approximately 29.8 million shares of common stock in conjunction with two acquisitions (Note P).

     The Company conducts all of its operating activities through its wholly-owned Collins & Aikman Products Co. ("C&A Products") subsidiary.


B. BASIS OF PRESENTATION:

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform with the fiscal 2001 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year.

     In fiscal year 2000, the Company changed its year-end to a calendar year-end. The 2001 fiscal year will consist of 52 weeks, whereas the 2000 fiscal year consisted of 53 weeks. As a result, the nine months ended September 30, 2001 consisted of 39 weeks, while the nine months ended September 30, 2000 consisted of 40 weeks. The quarters ended September 30, 2001 and September 30, 2000 each consisted of 13 weeks.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Collins & Aikman Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


C. FOREIGN CURRENCY PROTECTION PROGRAMS:

     The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. Corporate policy prescribes the range of allowable hedging activity. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts denominated in multiple currencies which will mature during fiscal 2001. These contracts aggregated a U.S. dollar equivalent of $200.1 million at September 30, 2001. The fair value of these contracts approximated the carrying value at September 30, 2001.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     During 2000, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. The premiums associated with these contracts were amortized over the contracts' terms which were one year or less. The total notional amount purchased in 2000 was $24.5 million with associated premiums of $0.2 million. At September 30, 2001, there was no notional amount outstanding.

     During fiscal 2001, the Company purchased option contracts with a total notional amount of $28.2 million and associated premiums of $0.3 million. These contracts give the Company the right to sell Canadian dollars collected by the Company. The premiums associated with these contracts are expensed by marking the time value of each option contract to fair market value. The contract terms are one year or less. The total notional amount outstanding at September 30, 2001 was $14.9 million.

     During fiscal 2000, in order to comply with the provisions of the New Receivables Facility, the Company purchased a series of option contracts, each of which gave Carcorp Inc., a wholly-owned bankruptcy remote subsidiary of the Company, the right to sell 70.0 million Canadian dollars in exchange for U.S. dollars. The premiums associated with these contracts were amortized over the contracts' terms, which were one year or less. The total U.S. dollar notional amount purchased during 2000 to comply with the New Receivables Facility was $173.9 million, with associated premiums of $0.4 million. During 2001, the Company purchased contracts with a U.S. dollar notional amount of $86.4 million, with associated premiums of $0.6 million. The total notional amount outstanding at September 30, 2001 was $43.2 million.


D. INVENTORIES:

            Inventory balances are summarized below (in thousands):




                              SEPTEMBER  30,   DECEMBER 31,
                                   2001            2000
                             ---------------- -------------
   Raw materials ...........     $  61,018      $  80,811
   Work in process .........        26,411         28,545
   Finished goods ..........        28,056         22,364
                                 ---------      ---------
                                 $ 115,485      $ 131,720
                                 =========      =========

E. CUSTOMER ENGINEERING AND TOOLING:

     In September 1999, the Financial Accounting Standards Board's ("FASB's") Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-term Supply Arrangements". EITF No. 99-5 requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The Company adopted the provisions of EITF No. 99-5 on a prospective basis at the beginning of fiscal year 2000. The adoption of EITF No. 99-5 did not have a material effect on the consolidated financial position or the results of operations of the Company. At September 30, 2001, the Company had assets of approximately $6.1 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, approximately $32.2 million (of which all is reimbursable) for molds, dies and other tools that are customer-owned and approximately $2.6 million for molds, dies and other tools that the Company owns.


F. GOODWILL:

     Goodwill, representing the excess of purchase price over the fair value of net assets of acquired entities, obtained prior to June 30, 2001 is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $1.8 million for the quarters ended September 30, 2001 and

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2000, and $5.3 million for the nine months ended September 30, 2001 and 2000. Accumulated amortization at September 30, 2001 was $37.4 million. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill in the amount of $258.9 million acquired subsequent to June 30, 2001 is not being amortized (Note O). If assets being tested for impairment were acquired in a business combination, the goodwill that arose in that transaction is included as part of the asset grouping in determining recoverability. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is eliminated before making any reduction of the carrying amounts of those assets.


G. LONG-TERM DEBT:

     On February 23, 2001, C&A Products entered into amended and restated credit facilities. At September 30, 2001, the facilities consist of: (i) a senior secured term loan A facility in the principal amount of $51.2 million, payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan B facility in the principal amount of $115.0 million, payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility"); (iii) a senior secured term loan C facility in the principal amount of $93.0 million, payable in quarterly installments through December 31, 2005 (the "Term Loan C Facility"); (iv) a senior secured term loan D facility in the principal amount of $49.5 million payable in quarterly installments through January 2006, (the "Term Loan D Facility"; together with the Term Loan A, Term Loan B and Term Loan C Facilities, the "Term Loan Facilities"); and (v) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, terminating on December 31, 2003, of which $60.0 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50.0 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). At September 30, 2001, there was approximately $106.6 million outstanding under the Revolving Credit Facility, of which $73.0 million and $33.6 million were utilized by companies in the United States and Canada, respectively. Availability under the revolving credit facility was reduced by outstanding letters of credit of $28.9 million as of September 30, 2001.

     On March 28, 2001, proceeds from the Term Loan D Facility were used to retire all outstanding JPS Automotive 111/8% Senior Notes due June 2001. The Company recognized an extraordinary charge of $0.3 million in connection with this repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values.

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

     Indebtedness under the Term Loan A Facility and U.S. dollar-denominated indebtedness under the Revolving Credit Facility as amended February 23, 2001 bear interest at a per annum rate equal to the Company's choice of: (i) The Chase Manhattan Bank's ("Chase's") Alternate Base Rate (which is the highest of Chase's announced prime rate, the Federal Funds Rate plus 0.5% or Chase's base certificate of deposit rate plus 1.0%) plus a margin (the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

"ABR/Canadian Prime Rate Margin") ranging from 1.25% to 2.00%; or (ii) the offered rates for Eurodollar deposits ("LIBOR") of one, two, three, six, nine or twelve months, as selected by the Company, plus a margin (the "LIBOR/BA Margin") ranging from 2.25% to 3.00%. Margins, which are subject to adjustment based on changes in the Company's ratio of funded debt to EBITDA (i.e., earnings before interest, taxes, depreciation, amortization, other non-cash charges and certain other adjustments), were 2.75% in the case of the LIBOR/BA Margin and 1.75% in the case of the ABR/Canadian Prime Rate Margin on September 30, 2001. Canadian-dollar denominated indebtedness incurred by the Canadian Borrowers under the Revolving Credit Facility bears interest at a per annum rate equal to the Canadian Borrowers' choice of: (i) the Canadian Prime Rate (which is the greater of Chase's prime rate for Canadian dollar-denominated loans in Canada or the Canadian dollar-denominated one month bankers' acceptance rate plus 1.00%) plus the ABR/Canadian Prime Rate Margin; or (ii) the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus the LIBOR/BA Margin. Indebtedness under the Term Loan B Facility as amended February 23, 2001 bears interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin ranging from 2.50% to 2.75% (the "Tranche B ABR Margin"); or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin ranging from 3.50% to 3.75% (the "Tranche B LIBOR Margin"). The Tranche B ABR Margin and the Tranche B LIBOR Margin, were 2.50% and 3.50%, respectively, at September 30, 2001. Indebtedness under the Term Loan C Facility, as amended February 23, 2001 bears interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin of 2.75% (the "Tranche C ABR Margin"); or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin of 3.75% (the "Tranche C LIBOR Margin"). Indebtedness under the Term Loan D Facility bears interest at a per annum rate equal to the Company's choice of: (i) Chase's Alternate Base Rate (as described above) plus a margin of 3.25%; or (ii) LIBOR of one, two, three, or six months, as selected by the Company, plus a margin of 4.25%. The weighted average rate of interest on the Credit Agreement Facilities at September 30, 2001 was 6.99%.


     In addition, under the Credit Agreement Facilities, C&A Products is generally prohibited from paying dividends or making other distributions to the Company except to the extent necessary to allow the Company to (i) pay taxes and ordinary expenses, (ii) make permitted repurchases of shares or options, (iii) make permitted investments in finance, foreign or acquired subsidiaries and (iv) pay permitted dividends. The Company is permitted to pay dividends and repurchase shares of the Company: (i) in an aggregate amount up to $25.0 million; and (ii) if certain financial ratios are satisfied, for the period from April 28, 1996 through the last day of the Company's most recently ended fiscal quarter, in an aggregate amount equal to 50% of the Company's cumulative consolidated net income for that period.

     C&A Products has outstanding $400.0 million in 111/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). In connection with the Heartland Transaction, the indenture governing the Senior Subordinated Notes was amended to ensure that the Heartland Transaction would not result in a change of control which would require that C&A Products make an offer to repurchase the Senior Subordinated Notes. Other modifications to certain covenants were made to facilitate the Heartland Transaction and provide greater financing flexibility. In connection with the amendments, a consent fee was paid to the holders of the Senior Subordinated Notes.

     The Senior Subordinated Notes indenture contains restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions.


H. RECEIVABLES FACILITY:

     The Company has a receivables facility that utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp Inc., a wholly-owned, bankruptcy-remote subsidiary of C&A Products ("Carcorp"), purchases virtually all trade receivables generated by C&A Products and its subsidiaries (the "Sellers") in the United States and Canada, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the receivables facility have terms of 364 days, renewable annually for up to five years.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The total maximum funding available to the Company on a revolving basis under the receivables facility is $171.6 million, depending primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or credit downgrading of the obligor, delinquency and excessive concentration). The Company retains the collection responsibility with respect to the receivables.

     At September 30, 2001, $146.0 million was funded under the receivables facility. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a margin of 0.7% and dealer fees of 0.05% (3.98% at September 30, 2001). In addition, the Company pays 0.25% on the unused committed portion of the facility. In connection with the receivables sales, a loss of $1.0 million was incurred under the receivables facility for continuing operations in the third quarter of fiscal 2001, compared to a loss of $1.7 million for the third quarter of fiscal 2000. For the year-to-date period, a loss of $4.7 million was incurred in 2001 compared to a loss of $7.5 million in 2000.

     As of September 30, 2001, the conduits and the holders of term certificates and variable funding certificates collectively had invested $146.0 million to purchase an undivided senior interest (net of settlements in transit) in the receivables pool and, accordingly, such receivables were not reflected in the Company's accounts and other receivables balances as of that date. As of September 30, 2001, Carcorp's total receivables pool was $228.1 million. When the Company's subsidiaries sell receivables to Carcorp, a subordinated interest in the receivables sold is retained. The Company estimates the fair value of its retained interest by considering two key assumptions: the payment rate, which is derived from the average life of the accounts receivable, which is less than 60 days, and the rate of expected credit losses. Based on the Company's favorable collection experience and very short-term nature of receivables, both assumptions are considered to be highly predictable. Therefore, the Company's estimated fair value of the retained interests in the pool of eligible receivables is approximately equal to the previous cost, less the associated allowance for doubtful accounts.

     The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due, are used to purchase new receivables from the Sellers. During the third quarter of 2001, Carcorp had net cash collections of approximately $289.6 million. These funds were used to purchase new receivables from the Sellers under the revolving agreement. The level of funding provided by the commercial paper conduits increased $14.7 million during the third quarter of fiscal 2001.

     The receivables facility contains certain other restrictions on Carcorp (including maintenance of $40.0 million net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables and change in credit and collection practices) customary for facilities of this type. The commitments under the receivables facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy, insufficient eligible receivables to support the outstanding funding, default by C&A Products in servicing the receivables and failure of the receivables to satisfy certain performance criteria.


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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The 2001 restructuring program also includes the closure of the Warwick, UK manufacturing facility that is expected to occur during the fourth quarter 2001. The asset impairments, primarily related to machinery and equipment located at the site, are based on management's estimates of the values to be realized upon disposition of the assets.

     The activity related to severance costs is as follows (in thousands):




                                             ORIGINAL       CASH      REMAINING
                                              RESERVE     PAYMENTS     RESERVE
                                            ---------- ------------- ----------
   Anticipated severance benefits .........  $ 8,400     $  (5,206)   $ 3,194
                                             =======     =========    =======

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

     During fiscal 2000, certain modifications were made to the Reorganization, which changed the original estimates. Severance costs for individuals and payments for the termination of sales commission arrangements originally contemplated in the Reorganization were approximately $3.1 million lower than the original estimates. The reduction consisted of $2.0 million of severance benefits and $1.1 million of payments for termination of sales commission arrangements. However, during fiscal 2000, there were additional personnel terminations made as the Company continued to reshape its management team. The Company estimates indicate that the adjustment to reduce the original restructuring provision approximates the provision required for the additional personnel terminated in fiscal 2000. As of September 30, 2001, the Company's Reorganization efforts, as modified, were substantially complete and approximately 1,000 employees had been terminated.

  The components of the reserves for the restructuring charges are as follows (in thousands):




                                                            ORIGINAL      CASH       REMAINING
                                                            RESERVE     PAYMENTS      RESERVE
                                                           ----------  ----------   -----------
  Anticipated severance benefits .........................  $ 15,061    $  (15,061)   $    --
  Anticipated payments related to the termination of sales
    commission arrangements ..............................     4,969        (3,472)     1,497
                                                            --------    ----------    -------
                                                            $ 20,030    $  (18,533)   $ 1,497
                                                            ========    ==========    =======

J. RELATED PARTY TRANSACTIONS:

     Under the terms of an agreement among the Company, C&A Products, Blackstone Partners and WP Partners, the Company was obligated to pay to each of Blackstone Partners and WP Partners an annual monitoring fee of

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

$1.0 million. As a result of the Heartland Transaction, this agreement was terminated. Under a new, 10-year Services Agreement between the Company, C&A Products and Heartland, the Company will pay Heartland an annual advisory fee of $4.0 million, payable in four equal quarterly installments. The Services Agreement also provides for the Company to pay a 1% transaction fee on certain acquisitions and divestitures.


     The Company will pay aggregate fees of $3.7 million for the year ending December 31, 2001 to Heartland, Blackstone Partners and WP Partners under the terms of the old agreement and the new Services Agreement. Heartland received an advisory fee of $2.4 million as of September 30, 2001 and Blackstone Partners and WP Partners, or their respective affiliates each received a final monitoring fee of $150,000 during the first quarter of 2001. The Company expensed total payments of $1.0 million and $2.7 million for the quarter and nine months ended September 30, 2001, respectively.


     In connection with the Heartland Transaction, the Company paid Heartland a transaction fee of $12.0 million and paid WP Partners an investment banking fee of $2.0 million.

     During 2001, the Company entered into a sale and leaseback transaction for certain non-manufacturing properties with entities that are controlled by one of the Company's current directors. The transaction was consummated prior to the appointment of the director and represents an arms length transaction. Refer to "Note N" for additional information regarding the transaction. Additionally, in connection with the Joan acquisition, the Company entered into a Supply Agreement and a Transition Service Agreement with entities controlled by the former owner of Joan who is currently a director and shareholder of the Company.

K. INFORMATION ABOUT THE COMPANY'S OPERATIONS:


     The Company's continuing operations primarily supply automotive interior systems -- textile and plastic products, acoustics and convertible top systems -- to the global automotive industry.


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


 Information about the Company's divisions is presented below (in thousands):




                                                   QUARTER ENDED SEPTEMBER 30, 2001 (13 WEEKS)
                                    --------------------------------------------------------------------------
                                      NORTH AMERICAN        EUROPEAN       SPECIALTY
                                        AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                                     INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS    OTHER (A)      TOTAL
                                    ------------------ ------------------ -----------  ----------- ------------
External revenues .................      $ 285,273          $ 56,716       $ 88,441     $      --   $  430,430
Inter-segment revenues ............          3,349             6,600             61       (10,010)          --
Depreciation and amortization .....         11,099             5,849          4,490           409       21,847
Operating income (loss) ...........         20,933            (4,633)        (1,794)       (2,967)      11,539
Total assets ......................        850,095           209,374        418,605        62,065    1,540,139
Capital expenditures ..............          8,726             1,956          2,341           256       13,279

                                                    QUARTER ENDED SEPTEMBER 30, 2000 (13 WEEKS)
                                    -------------------------------------------------------------------------------
                                      NORTH AMERICAN        EUROPEAN        SPECIALTY
                                        AUTOMOTIVE         AUTOMOTIVE       AUTOMOTIVE
                                     INTERIOR SYSTEMS   INTERIOR SYSTEMS     PRODUCTS      OTHER (A)       TOTAL
                                    ------------------ ------------------ -------------   -----------  ------------
External revenues .................      $ 266,521          $ 55,801        $ 100,679      $      --    $  423,001
Inter-segment revenues ............          6,537             8,712            5,274        (20,523)           --
Depreciation and amortization .....          9,067             4,662            3,324            385        17,438
Operating income (loss) ...........         17,776             1,262             (510)           490        19,018
Total assets ......................        752,684           215,292          243,697         83,918     1,295,591
Capital expenditures ..............          8,500             5,207            5,728            278        19,713

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                  NINE MONTHS ENDED SEPTEMBER 30, 2001 (39 WEEKS)
                                    -------------------------------------------------------------------------------
                                      NORTH AMERICAN        EUROPEAN       SPECIALTY
                                        AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                                     INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS     OTHER (A)        TOTAL
                                    ------------------ ------------------ -----------   -----------  --------------
External revenues .................      $ 840,340         $ 191,248       $ 309,560     $      --     $ 1,341,148
Inter-segment revenues ............         10,443            23,119             138       (33,700)             --
Depreciation and amortization .....         34,524            15,303          11,036         1,081          61,944
Operating income (loss) ...........         61,559           (10,358)         12,970       (15,092)         49,079
Total assets ......................        850,095           209,374         418,605        62,065       1,540,139
Capital expenditures ..............         19,255             9,186           8,431           768          37,640


                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000 (40 WEEKS)
                                    ----------------------------------------------------------------------------
                                      NORTH AMERICAN        EUROPEAN       SPECIALTY
                                        AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                                     INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS   OTHER (A)       TOTAL
                                    ------------------ ------------------ ----------- ----------- --------------
External revenues .................      $ 908,588          $ 219,016      $ 337,367   $      --   $ 1,464,971
Inter-segment revenues ............         14,954             27,517         26,755     (69,226)           --
Depreciation and amortization .....         30,636             13,352          9,579       1,125        54,692
Operating income (loss) ...........         77,061              8,619         19,982        (332)      105,330
Total assets ......................        752,684            215,292        243,697      83,918     1,295,591
Capital expenditures ..............         25,404             12,897         12,408        (424)       50,285

(a) Other includes the Company's discontinued operations, non-operating units, the effect of eliminating entries and restructuring charges.



       Sales for the Company's primary product groups are as follows (in thousands):

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                                                         QUARTER ENDED                    NINE MONTHS ENDED
                                               ---------------------------------   --------------------------------
                                                SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                     2001              2000              2001             2000
                                                  (13 WEEKS)        (13 WEEKS)        (39 WEEKS)       (40 WEEKS)
                                               ---------------   ---------------   ---------------   --------------
Molded floor carpet ........................       $ 98,653          $101,795         $  326,362       $  346,634
Luggage compartment trim ...................         11,506            16,916             43,690           64,228
Acoustical products ........................         46,690            42,322            164,275          164,712
Accessory floormats ........................         36,382            36,704            110,676          119,387
Plastic-based interior trim modules, systems
 and components ............................        126,507           101,188            314,629          368,205
Automotive fabrics .........................         62,695            76,088            193,734          218,505
Convertible top systems ....................         19,804            14,738             96,333           82,757
Other ......................................         28,193            33,250             91,449          100,543
                                                   --------          --------         ----------       ----------
Total ......................................       $430,430          $423,001         $1,341,148       $1,464,971
                                                   ========          ========         ==========       ==========

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



     Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:




                                              NINE MONTHS ENDED
                                        ------------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,
                                              2001           2000
                                        --------------- --------------
   General Motors Corporation .........       28.9%           30.9%
   Ford Motor Company .................       22.7%           20.7%
   DaimlerChrysler AG .................       18.8%           17.5%

     Sales for the Company's continuing operations in different geographic areas are presented below (in thousands):




                                     QUARTER ENDED                NINE MONTHS ENDED
                            ------------------------------- ------------------------------
                             SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                  2001            2000            2001           2000
                               (13 WEEKS)      (13 WEEKS)      (39 WEEKS)     (40 WEEKS)
                            --------------- --------------- --------------- --------------
   United States ..........     $323,270        $263,069       $  982,405     $  852,588
   Canada .................       39,638          89,892          128,775        318,071
   Mexico .................       10,806          14,240           38,721         75,297
   United Kingdom .........       27,405          22,570           87,613         90,365
   Other (a) ..............       29,311          33,230          103,634        128,650
                                --------        --------       ----------     ----------
   Consolidated ...........     $430,430        $423,001       $1,341,148     $1,464,971
                                ========        ========       ==========     ==========


(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France and the Netherlands.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Long-lived assets for the Company's continuing operations in different geographical regions are presented below (in thousands):




                                       SEPTEMBER 30,     SEPTEMBER 30,
                                            2001             2000
                                      ---------------   --------------
  United States ...................      $  782,743        $527,718
  Canada ..........................          78,940          85,525
  Mexico ..........................          32,569          24,887
  United Kingdom ..................          59,853          53,420
  Other (a) .......................          62,801          66,665
                                         ----------        --------
  Consolidated ....................      $1,016,906        $758,215
                                         ==========        ========


(a) Other includes Sweden, Spain, Belgium, Germany, Austria, France and the Netherlands.



L. COMMITMENTS AND CONTINGENCIES:


     The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management, based on the facts presently known to it, have a material effect on the Company's consolidated financial condition or future results of operations.


     See also "PART I -- FINANCIAL INFORMATION, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Matters."



     During the third quarter of 2001, the Company entered into a sale and leaseback transaction for certain manufacturing equipment. Net proceeds from the transaction were approximately $24.0 million. As a result, the Company is required to make aggregate annual lease payments of $4.0 million through 2009 subject to normal adjustment clauses. This transaction resulted in the recognition of an $8.1 million deferred asset that is being amortized over the lease term. This deferred asset represents the excess of carrying value of the assets sold over the net proceeds received.

     During the second quarter of 2001, the Company entered into a sale and leaseback transaction for certain non-manufacturing properties. Net proceeds from the transaction were $15.1 million. As a result, the Company is required to make aggregate annual lease payments of $1.7 million through 2021 subject to normal adjustment clauses. This transaction resulted in the recognition of a $3.9 million loss.

     The Company has assigned leases related to real and personal property of divested businesses. Although the Company has obtained releases from the lessors of certain of these properties, the Company remains contingently liable under most of the leases. The Company's future liability for these leases, in management's opinion, based on the facts presently known will not have a material effect on the Company's consolidated financial condition or future results of operations.

     During the second and third quarters of 2001, the Company received payments of $14.5 million on environmental claims related to discontinued operations. Of the $14.5 million in payments, the Company recorded $8.8 million, net of income taxes of $5.7 million, as income from discontinued operations.

     During the quarter ended July 1, 2000, the Company settled claims for certain other environmental matters related to discontinued operations for a total of $20.0 million. Settlement proceeds will be paid to the Company in three installments. Installments of $7.5 million were received on June 30, 2000 and June 30, 2001. The Company anticipates receiving the final payment of $5.0 million on June 30, 2002. Of the $20.0 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes of $4.4 million, as income from discontinued operations.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


M. COMMON STOCKHOLDERS' EQUITY:

     Total comprehensive loss for the quarters ended September 30, 2001 and September 30, 2000 was $(6.5) million and $(9.5) million, respectively. For the nine months ended September 30, 2001 and September 30, 2000, comprehensive income (loss) was $(15.0) million and $6.3 million, respectively. Activity in common stockholders' equity since December 31, 2000 is as follows (in thousands):



                                          CURRENT YEAR
                                         COMPREHENSIVE                     ACCUMULATED
                                         INCOME (LOSS)        TOTAL          DEFICIT
                                        --------------- ---------------- ---------------
Balance at December 31, 2000 ..........                    $(154,986)      $  (636,640)
 Comprehensive income:
  Net loss ............................   $ (10,600)         (10,600)          (10,600)
    Other comprehensive
     income (loss), net of tax:
    Foreign currency
     translations adjustments .........      (4,349)          (4,349)
    Pension equity adjustment .........          (1)              (1)
                                          ------------
                                          $ (14,950)
                                          ===========
 Compensation expense .................                          654
 Issuance of common stock .............                      217,375
 Reissue of treasury stock ............                       61,313
                                                           -----------
Balance at September 30, 2001 .........                    $ 109,406       $  (647,240)
                                                           ===========     ===========



                                          ACCUMULATED
                                             OTHER                     OTHER
                                         COMPREHENSIVE    COMMON      PAID-IN      TREASURY
                                              LOSS         STOCK      CAPITAL       STOCK
                                        --------------- ---------- ------------ -------------
Balance at December 31, 2000 ..........   $ (42,924)     $   705    $ 585,481     $ (61,608)
 Comprehensive income:
  Net loss ............................
    Other comprehensive income (loss),
      net of tax:
    Foreign currency
     translations adjustments .........      (4,349)
    Pension equity adjustment .........            (1)
 Compensation expense .................                                   654
 Issuance of common stock .............                      473      216,902
 Reissue of treasury stock ............                                  (283)       61,596
                                                                    ---------     ---------
Balance at September 30, 2001 .........   $ (47,274)     $ 1,178    $ 802,754     $     (12)
                                          ===========    =======    =========     =========

     The accumulated balances and current period activity for each component of Accumulated Other Comprehensive Loss are as follows (in thousands):




                                           FOREIGN CURRENCY       PENSION      ACCUMULATED OTHER
                                              TRANSLATION         EQUITY         COMPREHENSIVE
                                              ADJUSTMENTS       ADJUSTMENT           LOSS
                                          ------------------   ------------   ------------------
Balance at December 31, 2000 ..........       $  (42,695)         $(229)          $ (42,924)
Current period change .................           (4,349)              (1)           (4,350)
                                              ----------          --------        ---------
Balance at September 30, 2001 .........       $  (47,044)         $(230)          $ (47,274)
                                              ==========          =======         =========

N. SIGNIFICANT SUBSIDIARY:

     The Company conducts all of its operating activities through its wholly-owned subsidiary, C&A Products, and its subsidiaries. Condensed consolidating financial information is not presented because the parent company has no material independent assets or operations. The absence of separate financial statements of C&A Products is also based upon the fact that C&A Products' outstanding Senior Subordinated Notes have been fully and unconditionally guaranteed by the Company.


O. NEWLY ISSUED ACCOUNTING STANDARDS:

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. In general, the provisions of SFAS 144 are to be applied prospectively. SFAS No. 144, supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and extends the use of this accounting to discontinued operations. Long-lived assets will be

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


measured at the lower of carrying amount or fair value less cost to sell, regardless of whether it is reported in continuing or discontinued operations. Additionally, SFAS No. 144 broadens the reporting of discontinued operations to include certain disposal transactions that were not included in previous standards. The Company is currently reviewing the provisions of SFAS No.144 and assessing the impact of adoption.

     In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill will no longer be amortized. Amortization of goodwill resulting from business combinations initiated prior to July 1, 2001, will cease as of January 1, 2002, and beginning July 1, 2001, goodwill resulting from business combinations initiated after June 30, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142. The Company continues to review the provisions of SFAS No. 141 and 142 and assess the impact of the standard. In accordance with the provisions of SFAS No.142, the Company is not amortizing any of the goodwill associated with its acquisitions made subsequent to June 30, 2001 (Notes F & P).

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which replaces SFAS No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 (See Note H) and for transfers and servicing of financial assets and extinguishments of liabilities occurring March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the consolidated financial position and the results of operations of the Company.

     The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The adoption of SFAS No. 133 and SFAS 138 did not have a material impact on the consolidated financial position and the results of operations of the Company.


P. ACQUISITIONS AND JOINT VENTURES:

     On September 21, 2001, the Company completed its acquisition of the automotive fabric operations of Joan Fabrics, a leading supplier of bodycloth to the automotive industry, and all of the operating assets in Joan Fabric's affiliated yarn dying operation, Western Avenue Dyers (collectively "Joan"). Consideration included $102.0 million in cash, including acquisition fees, and
12.76 million shares of the Company's common stock, valued at $90.2 million.

     On August 7, 2001, the Company announced that it had signed a definitive agreement with Textron Inc. ("Textron") to acquire its automotive trim division ("TAC-Trim"), a leading supplier of fully-integrated cockpits, with 2000 reported sales of approximately $1.9 billion. TAC-Trim is a major automotive plastics manufacturer in North America, Europe, and South America for instrument panels, interior trim and exterior components. Its global reach extends to 38 manufacturing facilities located in nine countries. TAC-Trim's workforce numbers approximate 12,900 employees. Completion of the transaction is subject to certain terms and conditions, including the availability of financing. The Company is currently in negotiations with Textron concerning financing alternatives and revisions to the acquisition terms, with the objective of closing the transaction in the fourth quarter of 2001. As presently structured, total consideration consists of $1.0 billion in cash and assumed debt, 18.0 million shares of the Company's common stock and preferred stock of C&A Products having a $245.0 million liquidation preference.

     On July 3, 2001, the Company completed its acquisition of Becker Group, LLC ("Becker"), a supplier of plastic components to the automotive industry. Consideration included $61.8 million in cash, including acquisition fees,

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


$18.0 million in non-compete agreements (to be paid out over 5 years), 17.0 million shares of the Company's common stock, valued at $79.1 million, and warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $5.00 per share, valued at $0.7 million.

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


Q. PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The following unaudited pro forma summary presents information as if the acquisition of Joan and Becker became effective at the beginning of the respective periods noted in the table below. The acquisitions have been accounted for using the purchase method. The allocation of the purchase price is preliminary and may be revised up to one year from the date of the acquisitions due to adjustments in the estimated fair value of the assets acquired and liabilities assumed. Appraisals are in progress for Becker and Joan. The excess purchase price of approximately $258.9 million was classified as goodwill. These acquisitions are intended to solidify the Company's position as a "Mega Tier 2" supplier of interior components and automotive fabrics.

     The unaudited pro forma information does not reflect any benefits from synergies that might be achieved from combining operations and does not reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. The unaudited pro forma amounts include adjustments that are based upon available information and various assumptions that the Company believes are reasonable.



     The unaudited pro forma information for the quarter and nine month periods ended September 30, 2000 includes a non-recurring credit adjustment of $2.6 million (net of tax), or $0.03 per share, resulting from a change in estimate of a previously recorded restructuring charge at Becker.




                                                                    QUARTER ENDED                    NINE MONTHS ENDED
                                                          ---------------------------------   --------------------------------
                                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                2001              2000              2001             2000
                                                             (13 WEEKS)        (13 WEEKS)        (39 WEEKS)       (40 WEEKS)
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                 ---------------   ---------------   ---------------   --------------
Net sales .............................................      $ 461,841          $503,312        $1,539,530       $ 1,768,041
Income (loss) before extraordinary charge .............        (10,370)            1,128            (4,511)           44,761
Net income (loss) .....................................        (10,370)              442            (4,851)           44,075
Net income (loss) per basic and diluted share .........          (0.09)               --             (0.04)              0.48

     As discussed in "Note P" the Company paid $163.8 million in cash to acquire Joan and Becker. Despite the cash consideration that was paid, the Company was able to reduce total outstanding borrowings (excluding short-term borrowings) by $64.5 million from $884.0 at December 31, 2000 to $819.5 million at September 30, 2001. Additionally, interest expense for the nine months ended September 30, 2001 decreased $8.4 million to $64.3 million as compared to the nine months ended September 30, 2000.



R. DISPOSITION OF BUSINESS:

     On June 11, 2001, the Company completed the sale of its wholly owned subsidiary, Akro Mats, L.L.C. ("Akro Mats") to Superior Manufacturing Group, Inc. Akro Mats, which had sales of approximately $20.0 million in fiscal 2000, was Collins & Aikman's non-automotive retail and commercial floormat business. Net proceeds from the sale were $3.5 million.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS


HEARTLAND TRANSACTION

     In February 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") acquired approximately 60% of the outstanding common stock of Collins & Aikman Corporation (the "Company") through a purchase of 25.0 million shares of common stock from the Company and 27.0 million shares from the Company's former controlling shareholders. As a result of this transaction, the Company received gross proceeds of $125.0 million, or approximately $105.3 million after fees and expenses (the "Heartland Transaction"). The Company had to pay $10.7 million in transaction-related costs to obtain change in control consents, fees related to the new Term Loan D Facility and other amendments to the Company's Credit Agreement Facilities. The Company also received a profit participation interest in certain future common stock sales by Heartland.

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

     o modify covenants to reflect the Company's new circumstances and provide greater operating flexibility

     o waive certain covenant defaults at December 31, 2000

     o increase interest rates

     o add a Term Loan D facility of $50 million to fund the redemption of the JPS Senior Notes due in June 2001

     See "Liquidity and Capital Resources".


ACQUISITIONS

     On September 21, 2001, the Company completed its acquisition of the automotive fabric operations of Joan Fabrics, a leading supplier of bodycloth to the automotive industry, and all of the operating assets in Joan Fabric's affiliated yarn dying operation, Western Avenue Dyers (collectively "Joan"). Consideration included $102.0 million in cash, including acquisition fees, and
12.76 million shares of the Company's common stock, valued at $90.2 million.

     On August 7, 2001, the Company signed a definitive agreement with Textron Inc. ("Textron") to acquire its automotive trim division ("TAC-Trim"), a leading supplier of fully-integrated cockpits, with 2000 reported sales of approximately $1.9 billion. TAC-Trim is a major automotive plastics manufacturer in North America, Europe, and South America for instrument panels, interior trim and exterior components. Its global reach extends to 38 manufacturing facilities located in nine countries. TAC-Trim's workforce numbers approximate 12,900 employees. Completion of the transaction is subject to certain terms and conditions, including the availability of financing. The Company is currently in negotiations with Textron concerning financing alternatives and revisions to the acquisition terms, with the objective of closing the transaction in the fourth quarter of 2001. As presently structured, total consideration consists of $1.0 billion in cash and assumed debt, 18.0 million shares of the Company's common stock and preferred stock of C&A Products having a $245.0 million liquidation preference. If the Company completes the TAC-Trim acquisition, it will significantly alter the Company's capital structure. To finance the acquisition, the Company expects to refinance the existing credit facility, enter into a new receivables financing and use proceeds from new debt borrowings, receivables financing and the issuance of equity.

     On July 3, 2001, the Company completed its acquisition of Becker Group, LLC ("Becker"), a supplier of plastic components to the automotive industry. Consideration included $61.8 million in cash, including acquisition fees, $18.0 million in non-compete agreements (to be paid out over 5 years), 17.0 million shares of the Company's common stock, valued at $79.1 million, and warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $5.00 per share, valued at $0.7 million.

     The above acquisitions are intended to solidify the Company's position as a "Mega Tier 2" supplier of interior components and automotive fabrics. The TAC-Trim acquisition is expected to strengthen the Company's competitive position in the industry by enhancing the scale and scope of the Company's competencies in product and production process technology, via the addition of over 250 proprietary patents. Together with the Company's Becker and Joan acquisitions, the Company expects its global presence will increase to approximately 120 facilities, with over 25,000 employees in 15 countries.


RESULTS OF OPERATIONS

     In fiscal year 2000, the Company changed its year-end to a calendar year-end. The 2001 fiscal year will consist of 52 weeks, whereas the 2000 fiscal year consisted of 53 weeks. As a result, the nine months ended September 30, 2001 consisted of 39 weeks, while the nine months ended September 30, 2000 consisted of 40 weeks. The quarters ended September 30, 2001 and September 30, 2000 each consisted of 13 weeks.


QUARTER ENDED SEPTEMBER 30, 2001 VERSUS QUARTER ENDED SEPTEMBER 30, 2000

NET SALES: Net sales for the third quarter of 2001 increased 1.8% or $7.4 million to $430.4 million from the third quarter of 2000. Overall, the increase in net sales was primarily driven by our acquisition of Becker ($43.8 million) partially offset by a decrease in North American vehicle production of 7.0% versus 2000. Additionally, third quarter 2001 sales were impacted by customer price reductions, and weaker Canadian and European currencies ($2.7 million), partially offset by increased content or volume on certain North American vehicles mentioned below.

     Net sales for the North American Automotive Interior Systems division (NAAIS) increased $18.8 million to $285.3 million for the third quarter of 2001. Excluding the impact of the Becker acquisition, net sales for NAAIS decreased 9.4% from the same period last year. This reduction is due largely to the lower overall vehicle production in 2001 and higher production reductions on certain platforms (particularly the Ford Taurus and Econoline and several GM passenger car programs where the Company has significant plastics content). These decreases were partially offset by increased volume and higher acoustics content on the Ford Explorer and Chrysler Minivans as compared to the prior year.

     Net sales for the European Automotive Interior Systems division (EAIS) increased 1.6% to $56.7 million during the third quarter of 2001. The increase is primarily due to the launch of the BMW R50 (Mini) and slightly higher vehicle volumes on the Ford Transit and MG Rover "25", despite flat overall vehicle production and the $1.8 million negative impact of foreign currency translation.

     Net sales for the Specialty Automotive Products division decreased 12.2% to $88.4 million compared to the third quarter of 2000. The decrease is due primarily to lower North American industry volume and non-renewal of certain automotive fabrics programs and lower non-automotive fabric volumes, partially offset by increased Chrysler Sebring and Ford Thunderbird convertible volumes as compared to the third quarter of 2000.

GROSS MARGIN: For the third quarter of 2001, gross margin was 12.4%, down from 12.6% in the comparable 2000 period. This decrease is primarily due to the impact of customer price reductions in Europe, launch costs associated with the BMW R50 (Mini) and Ford Thunderbird convertible, and the Becker acquisition. These items and decreased operating leverage related to lower volumes in North America, were partially offset by ongoing purchasing savings, commercial recoveries and improvements in operating performance at NAAIS and fabric operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the third quarter of 2001 were $41.8 million compared to $34.2 million in the 2000 period. The increase is primarily due to additional costs assumed from the Becker and other acquisitions ($3.7 million), and non-recurring credits in the third quarter of 2000 relating to pensions and sale of property (totaling $2.0 million). These items offset the benefit in the third quarter 2001 of cost reductions from earlier restructuring programs and reduced spending. As a percentage of sales, selling, general and administrative expenses were 9.7% and 8.1% for the third quarters of 2001 and 2000, respectively.

OPERATING INCOME HIGHLIGHTS BY DIVISION: The NAAIS results reflect improvement in operating performance driven by prior restructuring programs, improvements at the Company's Springfield acoustic facilities, purchasing savings and commercial recoveries, which more than offset the impact of lower industry production volumes, customer price reductions and impact of the Becker acquisition.

     European operating performance was adversely impacted by customer price reductions, launch costs associated with the BMW R50 (Mini) and quality performance issues at carpet operations in the UK. Benefits from earlier restructuring programs and purchasing savings reduced the negative impact of these items. In addition, during the third quarter of 2001, European results include a $1.1 million loss on sale of a small metal pressings operation in the UK.

     Specialty Automotive Products division margins declined slightly as compared to the third quarter of 2000 due to slightly lower performance in the convertible operations due largely to start-up costs associated with the Ford Thunderbird convertible launch, partially offset by improved performance at the fabric operations despite lower industry volumes.

INTEREST EXPENSE: Interest expense for the third quarter of 2001, decreased $2.8 million to $20.4 million as compared to the third quarter of 2000. The decrease in interest expense is primarily attributed to lower average debt balances resulting from the Heartland Transaction, and lower borrowing rates in North America. The benefit of working capital reductions and sale and leaseback transactions offset increased amortization expense resulting from the Heartland Transaction.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $1.0 million was recognized during the third quarter of 2001, compared to a loss of $1.7 million for the third quarter of 2000. The $0.7 million decrease is attributable to lower interest rates offset by increased utilization of the receivables facility during the third quarter of 2001.

OTHER EXPENSE (INCOME): The Company recognized other expense of $0.9 million in the third quarter of 2001, compared to other income of $0.6 million in the third quarter of 2000. The increase in other expense resulted primarily from higher foreign exchange losses incurred during the third quarter of 2001.

INCOME TAXES: On a quarterly basis, the Company makes an estimate of its overall effective tax rate for the full year. The overall effective tax rate for the year may fluctuate due to changes in estimated income for the full year and the mix of income and losses in different tax jurisdictions. Certain state taxes and permanent differences, such as non-deductible goodwill, that do not fluctuate with income, also impact the effective rate. The Company recognized income tax expense of $2.9 million in the third quarter of 2001 compared to an income tax benefit of $1.2 million in the third quarter of 2000. The recognition of tax expense in the third quarter 2001 is primarily the result of an adjustment required, on a year-to-date basis, to reflect the Company's current estimate of its tax rate for fiscal 2001.

DISCONTINUED OPERATIONS: During the third quarter of 2001, the Company received a payment on environmental claims related to discontinued operations for $2.3 million. Of this amount, $1.4 million was recorded as income from discontinued operations in the third quarter of 2001, net of income taxes of $0.9 million.

EXTRAORDINARY CHARGE: During the third quarter of 2000, the Company recognized an extraordinary charge of $0.7 million in connection with the repurchase of JPS Automotive Senior Notes at prices in excess of carrying values.

NET INCOME: The combined effect of the foregoing resulted in a net loss of $12.4 million in the third quarter of 2001, compared to a net loss of $4.8 million in the third quarter of 2000.


NINE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
2000

NET SALES: Net sales for the nine months ended September 30, 2001 decreased 8.5% (11.8% excluding Becker) to $1,341.1 million, down $123.8 million from the nine months ended September 30, 2000. Overall, the reduction in net sales was primarily driven by a decrease in North American vehicle production of 11.0% versus 2000, net of increased sales as a result of the Becker acquisition ($43.8 million). Sales for the 2001 period were also impacted by customer price reductions, and weaker Canadian and European currencies ($18.5 million), partially offset by increased content or volume on certain North American vehicles.

     Driven by lower vehicle production in 2001, net sales for NAAIS were down 7.5% (12.3% excluding Becker) to $840.3 million. While the divisions net sales benefited from the acquisition of Becker, increased acoustics content on the Ford Explorer and Chrysler Minivans, and higher volumes on GMT 800 Series trucks versus the prior year, these increases were offset by higher volume reductions on the Cadillac Deville and other GM passenger cars, and the Ford Taurus and Econoline, where the Company has significant plastics content.

     Net sales for EAIS were down 12.7% to $191.2 million during the nine months ended September 30, 2001. The decrease in Europe was primarily due to a $13.6 million negative impact of foreign currency translation and customer pricing. In addition, certain unprofitable product lines divested in the second half of 2000 as part of the closure of the Vastra Frolunda plant in 2000 accounted for the remaining decline.

     Net sales for the Specialty Automotive Products division decreased 8.2% to $309.6 million compared to the nine months ended 2000. The decrease is due primarily to lower North American industry volume, non-renewal of certain automotive fabric programs and lower non-automotive fabrics volumes, offset partially by increased Chrysler Sebring and Ford Thunderbird convertible volumes compared with the same period in 2000.

GROSS MARGIN: For the nine months ended September 30, 2001, gross margin was 13.2%, down from 15.1% in the comparable 2000 period. This decrease is primarily a result of decreased operating leverage related to lower volumes in both North America and Europe. Additionally, the impact of launch costs associated with the Ford Thunderbird convertible and BMW R50 (Mini), and the Becker acquisition adversely impacted gross margin for the nine months ended September 30, 2001. During 2001, the Company incurred $2.5 million of costs related to the sale of the retail/commercial floormat business and the shutdown of a small accessory floormat facility. These items as well as the impact of customer price reductions were partially offset by ongoing purchasing savings, commercial recoveries and improvements in operating performance at NAAIS and our fabrics operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses for the nine months ended September 30, 2001 were $118.2 million, compared to $115.7 million in the 2000 period. Relative to the first nine months of 2001, the comparable 2000 period included an extra week of costs due to the fiscal year change mentioned earlier. The increase is primarily due to additional costs assumed from the Becker and other acquisitions ($5.0 million), non-recurring credits in the third quarter of 2000 relating to pensions and sale of property (totaling $2.0 million), provisions of $2.0 million for receivables in Europe, settlement of a legal case at a cost of $0.9 million and approximately $0.7 million in charges for the sale of the retail/commercial floormat business in North America. These items offset the benefit in 2001 of cost reductions from earlier restructuring programs and reduced spending. As a percentage of sales, selling, general and administrative expenses were 8.8% and 7.9% for the nine months ended September 30, 2001 and September 31, 2000, respectively.

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

OPERATING INCOME HIGHLIGHTS BY DIVISION: NAAIS results reflected the impact of lower industry production volumes. Improvements in operating performance, particularly at certain carpet and acoustic facilities in the United States and purchasing savings which more than offset customer price reductions during the nine-months ended September 30, 2001. The year-to-date results for 2001 also included costs of $3.2 million related to the sale of the retail/commercial floormat business and the shutdown of a small accessory floormat facility. These items were somewhat offset by commercial recoveries, changes in customer pricing accruals and benefits from restructuring actions.

     EAIS operating performance continued to be adversely impacted by product mix and customer price reductions. During the second quarter of 2001, EAIS recorded provisions totaling $6.0 million for receivables, inventory and certain accruals associated with these issues. Additionally, European operating performance was adversely impacted by launch costs associated with the BMW R50 (Mini) as well as a $1.1 million loss on the sale of a small metal pressings operation in the UK. Benefits from earlier restructuring programs and purchasing savings reduced the negative impact of these items.

     The Specialty Automotive Products division margins declined in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, due to the ramp-up of the Chrysler Sebring convertible in the early part of 2001 and the start-up of the new Ford Thunderbird convertible in the second quarter of 2001. Margins in the fabrics business remained consistent with 2000, as better operating performance offset the margin impact of lower net sales driven by lower industry production.

INTEREST EXPENSE: Interest expense for the nine months ended September 30, 2001 decreased $8.4 million to $64.3 million as compared to the nine months ended September 30, 2000. The decrease in interest expense is primarily attributed to lower average debt balances resulting from the Heartland Transaction, and lower borrowing rates in North America. The benefit of working capital reductions and sale and lease back transactions offset increased amortization expense resulting from the Heartland Transaction.

LOSS ON SALE OF RECEIVABLES: The Company sells on a continuous basis, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivables sales, a loss of $4.7 million was recognized during the nine-months ended September 30, 2001, compared to a loss of $7.5 million for the same period in 2000. The $2.8 million decrease is attributable to the incurrence of a one-time expense for fees totaling $1.6 million during the first quarter of 2000 associated with a new accounts receivable securitization arrangement. The remaining year-to-date decrease is primarily due to lower interest rates during 2001.

OTHER EXPENSE (INCOME): The Company recognized other expense of $6.7 million in the nine months ended September 30, 2001, compared to other expense of $0.9 million in the corresponding period of 2000. The increase in other expense resulted primarily from a $3.9 million loss on the sale and leaseback of real estate completed at the end of the second quarter 2001. The remaining increase in expense is primarily due to higher foreign currency transaction losses.

INCOME TAXES: On a quarterly basis, the Company makes an estimate of its overall effective tax rate for the full year. The overall effective tax rate for the year may fluctuate due to changes in estimated income for the full year and the mix of income and losses in different tax jurisdictions. Certain state taxes and permanent differences, such as non-deductible goodwill, that do not fluctuate with income, also impact the effective rate by: (1) reducing the effective tax rate when a loss exists and a tax benefit is recorded or (2) increasing the effective tax rate when the Company has income and tax expense is recorded. The Company recognized an income tax benefit of $7.6 million in the nine months ended September 30, 2001 compared to an income tax expense of $10.2 million in the corresponding 2000 period.

DISCONTINUED OPERATIONS: During fiscal 2001, the Company received payments on environmental claims related to discontinued operations of $14.5 million. During fiscal 2000, the Company settled claims for certain other environmental matters for $20.0 million (Note L). Of these amounts, $8.8 million and $6.6 million were recorded as income from discontinued operations in fiscal 2001 and 2000, respectively, net of income taxes of $5.7 million and $4.4 million, respectively.

EXTRAORDINARY CHARGE: During 2001 and 2000, the Company recognized an extraordinary charge of $0.3 million and $0.7 million, respectively, in connection with the repurchase of JPS Automotive Senior Notes at prices in excess of carrying values.

NET INCOME: The combined effect of the foregoing resulted in net loss of $10.6 million for the nine months ended September 30, 2001, compared to net income of $19.9 million in 2000.


LIQUIDITY AND CAPITAL RESOURCES

     The Company and its subsidiaries had cash and cash equivalents totaling $58.2 million and $20.9 million at September 30, 2001 and December 31, 2000, respectively. The Company had $135.5 million of unutilized borrowing availability under its credit arrangements as of September 30, 2001. The total was comprised of $114.5 million under the Company's revolving credit facility (including $26.4 million available to certain of our Canadian subsidiaries) and approximately $21.0 million under bank demand lines of credit in Canada, Austria and certain other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $28.9 million as of September 30, 2001.

     The Company's principal sources of funds are cash generated from continuing operating activities, borrowings under the Credit Agreement Facilities, the sale of receivables under the New Receivables Facility and common stock sales in 2001. The Company intends to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company will seek to further improve working capital management and continue a lease financing strategy. The amended and restated credit agreement permits various sale and leaseback financings to fund capital expenditures. In addition, up to $50 million in proceeds from sale and leasebacks of scheduled assets are permitted from time to time for any purpose without any term loan prepayment requirements. As of September 30, 2001, $39.1 million of the $50.0 million has been utilized. The Company intends to further utilize this provision to enhance its liquidity and ability to finance its growth initiatives and acquisitions.


OPERATING ACTIVITIES

     Net cash provided by the continuing operating activities of the Company was $35.4 million for the quarter ended September 30, 2001, compared to $28.6 million in the quarter ended September 30, 2000. Net cash provided by continuing operating activities of the Company was $91.4 million for the nine months ended September 30, 2001 compared to $104.7 million for the nine months ended September 30, 2000. The increase in cash provided by operating activities for the quarter ended September 30, 2001 is due primarily to the increase in cash generated from accounts receivable collections and a decrease in inventory (due primarily to the sale of substantially all of the Joan inventory back to the seller in conjunction with a transitional contract manufacturing arrangement), partially offset by a decrease in income from continuing operations and a decrease in accounts payable. The decrease in cash provided by operating activities for the nine months ended September 30, 2001 compared with the nine months ended September 30, 2000 is due primarily to the decrease in income from continuing operations, offset by reductions in working capital.


INVESTING ACTIVITIES

     During the third and second quarter of 2001, C&A Products entered into sale and leaseback transactions and received net proceeds of approximately $24.0 million and $15.1 million, respectively.

     On September 21, 2001 and July 3, 2001, the Company completed its acquisition of Joan and Becker, respectively. Cash consideration, including acquisition fees, was $102.0 million for Joan and $61.8 million for Becker. Refer to "Note P" for additional discussion.


FINANCING ACTIVITIES

     The Company continues to reduce debt during 2001 despite using $163.8 million in cash to acquire Joan and Becker. At September 30, 2001, the Company had total outstanding indebtedness of $819.5 million (excluding short-term borrowings) at a weighted average interest rate of 9.2% per annum. Comparatively, at December 31, 2000, the Company had total outstanding indebtedness of $884.0 million. Of the total outstanding indebtedness at September 30, 2001, $815.3 million relates to the Credit Agreement Facilities and the Senior Subordinated Notes.

     During the first quarter of 2001, Heartland acquired 25.0 million shares of common stock from the Company at a price of $5.00 per share, representing a cash investment in the Company of $125.0 million before fees and expenses. Net proceeds paid to the Company from the equity transaction were $105.3 million. A portion of the proceeds were used to pay $10.7 million in transaction related costs to obtain change in control consents, fees related to the new Term Loan D Facility and other amendments to the Company's Credit Agreement Facilities. The remaining proceeds ($94.6 million) were used to pay down the Company's Revolving Credit Facility. Unutilized revolving credit borrowings may be utilized in the future for general corporate purposes, including acquisitions.

     On February 23, 2001, C&A Products entered into amended and restated credit facilities. At September 30, 2001, facilities consist of: (i) a senior secured term loan A facility in the principal amount of $51.2 million, payable in quarterly installments until final maturity on December 31, 2003 (the "Term Loan A Facility"); (ii) a senior secured term loan B facility in the principal amount of $115.0 million, payable in quarterly installments until final maturity on June 30, 2005 (the "Term Loan B Facility"); (iii) a senior secured term loan C facility in the principal amount of $93.0 million, payable in quarterly installments through December 2005 (the "Term Loan C Facility");
(iv) a senior secured term loan D facility in the principal amount of $49.5 million payable in quarterly installments through January 2006 (the "Term Loan D Facility"; together with the Term Loan A, Term Loan B and Term Loan C Facilities, the "Term Loan Facilities"); and (v) a senior secured revolving credit facility in an aggregate principal amount of up to $250.0 million, terminating on December 31, 2003, of which $60.0 million (or the equivalent thereof in Canadian dollars) is available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50.0 million is available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). At September 30, 2001, there was approximately $106.6 million outstanding under the Revolving Credit Facility.

     The proceeds from the Term Loan D Facility were used to retire all outstanding JPS Automotive 111/8% Senior Notes due June 2001 in full on March 28, 2001 at a redemption price equal to their principal amount with interest accrued to the redemption date. The Company recognized an extraordinary charge of $0.3 million in connection with this repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values. For additional discussion of the Credit Agreement Facilities, related restrictive covenants and the redemption of the JPS Automotive 111/8% Senior Notes, see Note G to the Condensed Consolidated Financial Statements and Note 10 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K").

     The Company's receivables facility utilizes funding provided by commercial paper conduits sponsored by three of the Company's lenders under its Credit Agreement Facilities. Carcorp, Inc., a wholly-owned bankruptcy-remote subsidiary of C&A Products ("Carcorp"), purchases virtually all trade receivables generated by C&A Products and its subsidiaries (the "Sellers") in the United States and Canada, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper which is collateralized by those rights. The liquidity facilities backing the receivables facility have terms of 364 days, renewable annually for up to five years.

     The total maximum funding available to the Company on a revolving basis under the receivables facility is $171.6 million, depending primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables which affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). The Company retains the collection responsibility with respect to the receivables.

     At September 30, 2001, $146.0 million was funded under the receivables facility. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a margin of 0.70% and dealer fees of 0.05% (3.98% at September 30, 2001). In addition, the Company pays 0.25% on the unused committed portion of the facility. See Note H to the Condensed Consolidated Financial Statements for further information regarding the receivables facility.


OUTLOOK

     The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, net working capital increases, income tax payments, costs associated with the Company's previously divested businesses, capital expenditures, lease expenses and acquisitions. If the Company completes the TAC-Trim acquisition, it will materially increase debt levels and have significant new additional liquidity requirements to launch some of TAC-Trim's projected new book of business, particularly cockpit programs, and to finance capital expenditures at TAC-Trim. The following discussion does not give effect to the TAC-Trim acquisition.

INTEREST AND PRINCIPAL PAYMENTS: The current maturities of long-term debt primarily consist of the current portion of the Credit Agreement Facilities, vendor financing, an industrial revenue bond and other miscellaneous debt. At September 30, 2001, the scheduled repayment of long-term debt is as follows (in thousands):



  Remainder of fiscal year 2001 ...........  $ 14,691
  Fiscal year 2002 ........................    34,841
  Fiscal year 2003 ........................   132,466
  Fiscal year 2004 ........................    70,700
  Fiscal year 2005 ........................   150,740
  Later years .............................   416,040
                                             --------
                                             $819,478
                                             ========

     In addition, the Credit Agreement Facilities provide for mandatory prepayments of the Term Loan Facilities with certain excess cash flow of the Company, net cash proceeds of certain asset sales or other dispositions by the Company, net cash proceeds of certain sale and leaseback transactions and net cash proceeds of certain issuances of debt obligations. The indenture governing the Senior Subordinated Notes provides that in the event of certain asset dispositions, C&A Products must apply net proceeds (to the extent not reinvested in the business) first to repay Senior Indebtedness (as defined, which includes the Credit Agreement Facilities) and then, to the extent of remaining net proceeds, to make an offer to purchase outstanding Senior Subordinated Notes at 100% of their principal amount plus accrued interest. C&A Products must also make an offer to purchase outstanding Senior Subordinated Notes at 101% of their principal amount plus accrued interest if a change in control (as defined in the agreement) of the Company occurs.

     Cash interest paid for the quarters ended September 30, 2001 and September 30, 2000 was $7.0 million and $9.2 million, respectively. Cash interest paid for the nine months ended September 30, 2001 and September 30, 2000 was $51.0 million and $57.6 million, respectively. Due to the variable interest rates under the Credit Agreement Facilities and the New Receivables Facility, the Company is sensitive to changes in interest rates. Based upon amounts outstanding at September 30, 2001, a 0.5% increase in each of one month, LIBOR and Canadian bankers' acceptance rates (2.63% and 3.48%, respectively, at September 30, 2001) would increase interest costs by approximately $2.1 million annually on the Credit Agreement Facilities and $0.7 million annually on the New Receivables Facility.

CAPITAL EXPENDITURES: The Company makes capital expenditures on a recurring basis for replacements and improvements. As of September 30, 2001, the Company's continuing operations had approximately $9.6 million in outstanding capital expenditure commitments. The Company currently anticipates that its capital expenditures for continuing operations for fiscal 2001, excluding acquisitions, will be approximately $60 million, a portion of which may be financed through leasing arrangements. The Company's capital expenditures in future years will depend upon demand for the Company's products and changes in technology.

ACQUISITIONS: On August 7, 2001, the Company signed a definitive agreement with Textron to acquire TAC-Trim (See "Note P"). Completion of the transaction is subject to certain terms and conditions, including the availability of financing. The Company is currently in discussions with Textron concerning financing alternatives and revisions to the acquisition terms, with the objective of closing the transaction in the fourth quarter of 2001. As presently structured, total consideration consists of $1.0 billion in cash and assumed debt, 18.0 million shares of the Company's common stock and preferred stock of C&A Products having a $245.0 million liquidation preference. The cash portion of the transaction is expected to be financed through the issuance of shares of the Company's common stock for cash, debt and receivable financing. It is expected that the $400.0 million principal amount of 111/2% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") will remain outstanding. The price for all newly issued shares of common stock will be $5.00 per share.

DISCONTINUED OPERATIONS: The Company has significant obligations related to post-retirement, casualty, environmental, product liability, lease and other liabilities of discontinued operations. The nature of many of these contingent liabilities is such that they are difficult to quantify and uncertain in terms of amount. Based upon the information available to management and our experience to date, we believe that these liabilities will not have a material adverse effect on our financial condition or results of operations. In addition, we have primary, excess and umbrella insurance coverage for various periods that we expect to cover certain of these liabilities. However, there can be no assurances that unknown contingent liabilities will not arise or that known contingent liabilities or related claims will not exceed our expectations or that insurance will be available to cover these liabilities. Management currently estimates a net cash outflow related to discontinued operations of approximately $2.6 million for the remainder of 2001. Management believes that its existing sources of liquidity, insurance policies and cash from operations will satisfy the Company's known liabilities. Because the cash requirements of our operations are substantially a function of these contingencies, it is possible that our actual net cash requirements could differ materially from these estimates.

LEASES: During the third quarter 2001, C&A Products entered into sale and leaseback transactions for certain manufacturing equipment and is required to make aggregate annual lease payments of $4.0 million through 2009, subject to normal adjustment clauses. The transactions resulted in the recognition of an $8.1 million deferred asset that is being amortized over the lease term (Note
L).

During the second quarter of 2001, C&A Products entered into a sale and leaseback transaction for certain non-manufacturing properties and is required to make aggregate annual lease payments of $1.7 million through 2021 subject to normal adjustment clauses. This transaction resulted in the recognition of a $3.9 million loss.

Excluding the aforementioned sale and leaseback transactions, the Company has other equipment lease agreements with several lessors that, subject to specific approval, provide availability of funding for operating leases and sale and leasebacks as allowed in its other financing agreements. During the third quarter of 2001, the Company made lease payments under these equipment lease agreements related to continuing operations of approximately $1.2 million. The Company expects lease payments for continuing operations under these equipment lease agreements to be approximately $2.1 million during the remainder of fiscal 2001.

OTHER: At September 30, 2001, approximately $1.0 million remained authorized by the Company's Board of Directors to repurchase shares of the Company's common stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company made no repurchases during the nine months ended September 30, 2001 compared to share repurchases of approximately $140.0 thousand for the nine months ended September 30, 2000.

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


OTHER INFORMATION

     C&A Products has outstanding Senior Subordinated Notes. The Senior Subordinated Notes indenture contains restrictive covenants (including, among others, limitations on the incurrence of indebtedness, asset dispositions and transactions with affiliates) which are customary for such securities. These covenants are also subject to a number of significant exceptions. During the first quarter of 2001, the Company solicited and received consent from holders of the Senior Subordinated Notes allowing the change of control precipitated by the Heartland Transaction. Other modifications to certain covenants were made to facilitate the Heartland Transaction and provide greater financing flexibility.


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

     As a result of the Heartland Transaction, Heartland owned approximately 60 percent of the outstanding shares as of February 23, 2001, 44 percent as of September 30, 2001 (Note A). This constitutes a "change in control" that results in annual limitations on the Company's use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the date of the "change in control". Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets.

     Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $104.5 million at September 30, 2001 will be realized. The Company announced a reorganization on February 10, 1999 (see Note I to the Condensed Consolidated Financial Statements) to better align itself in the marketplace. A major goal of this reorganization is to lower the overall cost structure of the Company and thereby increase profitability. The infusion of cash from the Heartland Transaction lowered the overall debt of the Company and reduced its interest expense. These factors, along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in reaching this conclusion. The Company's ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management's control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

     The valuation allowance at September 30, 2001 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such amounts or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization.

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

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites. It also has received notices that it is a potentially responsible party ("PRP") in a number of proceedings. The Company may be named as a PRP at other sites in the future, including with respect to divested and acquired businesses. The Company is currently engaged in investigation or remediation at certain sites. In estimating the total cost of investigation and remediation, the Company has considered, among other things, the Company's prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency, the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other parties which have been named as PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. Under the theory of joint and several liability, the Company could be liable for the full costs of investigation and remediation even if additional parties are found to be responsible under the applicable laws. It is difficult to estimate the total cost of investigation and remediation due to various factors including incomplete information regarding particular sites and other PRPs, uncertainty regarding the extent of environmental problems and the Company's share, if any, of liability for such problems, the selection of alternative compliance approaches, the complexity of environmental laws and regulations and changes in cleanup standards and techniques. When it has been possible to provide reasonable estimates of the Company's liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles. As of September 30, 2001, excluding sites at which the Company's participation is anticipated to be de minimis or otherwise insignificant or where the Company is being indemnified by a third party for the liability, there are 22 sites where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution, and 11 additional sites where the Company is alleged to be responsible for costs of investigation or remediation. As of September 30, 2001, the Company's estimate of its liability for these 33 sites, is approximately $24.2 million. As of September 30, 2001, the Company has established reserves of approximately $35.1 million for the estimated future costs related to all of its known environmental sites. In the opinion of management, based on the facts presently known to it, the environmental costs and contingencies will not have a material adverse effect on the Company's consolidated financial condition or future results of operations. However, there can be no assurance that the Company has identified or properly assessed all potential environmental liability arising from the activities or properties of the Company, its present and former subsidiaries and their corporate predecessors.

     During the second and third quarters of fiscal, 2001, the Company received payments of $14.5 million on environmental claims related to discontinued operations. Of the $14.5 million in payments, the Company recorded $8.8 million, net of income taxes, as income from discontinued operations.

     During the quarter ended July 1, 2000, the Company settled claims for certain other environmental matters related to discontinued operations for a total of $20.0 million. Settlement proceeds will be paid to the Company in three installments. Installments of $7.5 million were received on June 30, 2000 and June 30, 2001. The Company anticipates receiving the final payment of $5.0 million on June 30, 2002. Of the $20.0 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

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

     This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including but not limited to general economic conditions in the markets in which the Company operates, fluctuations in the production of vehicles for which the Company is a supplier, changes in the popularity of particular car models or particular interior trim packages, the loss of programs on particular car models, labor disputes involving the Company or its significant customers, changes in consumer preferences, dependence on significant automotive customers, the level of competition in the automotive supply industry, pricing pressure from automotive customers, changes in labor costs, the substantial leverage of the Company and its subsidiaries, limitations imposed by the Company's debt facilities, risks associated with the Company's acquisition strategy and reorganization plans of the Company, charges made in connection with the integration of operations acquired by the Company, risks associated with conducting business in foreign countries and other risks detailed from time-to-time in the Company's Securities and Exchange Commission filings including without limitation, in items 1, 7, 7a and 8 of the Company's Annual Report on Form 10-K for the year-ended December 31, 2000 and part 1 of this Quarterly Report on Form 10-Q.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     For the period ended September 30, 2001, the Company did not experience any material changes from the quantitative and qualitative disclosures about market risk presented in the 10-K.

                         PART II -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(A) EXHIBITS.




   EXHIBIT
   NUMBER                                                      DESCRIPTION
--------------                                                -------------
      2.1      --     Agreement and Plan of Merger dated May 14, 2001 by and among Collins & Aikman Corporation, Collins & Aikman
                      Products Co., Becker Group, L.L.C., CE Becker Inc., ME McInerney Inc., J Hoehnel Inc. and the individuals party thereto as sellers is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman
                      Corporation's Current Report on Form 8-K dated July 13, 2001.

      2.2      --     Agreement and Plan of Merger dated as of August 17, 2001 by and among Collins & Aikman Corporation, Collins &
                      Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive
                      Industries, Inc is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation's Current
                      Report on Form 8-K dated September 21, 2001.

      2.3      --     First Amendment to Agreement and Plan of Merger by and among Collins & Aikman Corporation, Collins & Aikman
                      Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries,
                      Inc dated as of September 21, 2001 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman
                      Corporation's Current Report on Form 8-K dated September 21, 2001.

      2.4      --     Purchase Agreement dated as of August 7, 2001 by and among Textron Inc., Collins & Aikman Corporation and
                      Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A
                      Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable
                      Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron
                      Automotive Exteriors Inc. and JPS Automotive, Inc.).

                      The Table of Contents of the Purchase Agreement listed as Exhibit 2.4 contains a list briefly identifying the contents of all omitted schedules and exhibits. Collins & Aikman Corporation will supplementally furnish a copy of any omitted schedule or exhibit to the Commission upon request.

    3(i).1     --     Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to
                      Exhibit 3.1 of Collins & Aikman Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended
                      June 26, 1999.


    3(i).2     --     Certificate of Amendment to the Restated Certificate of Incorporation of Collins & Aikman Corporation is
                      hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation's Annual Report on Form 10-K
                      for the fiscal year ended December 31, 2000.

    3(i).3     --     Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman
                      Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation's Quarterly
                      Report on Form 10-Q for the fiscal quarter ended October 28, 1995.



    3(ii)      --     By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of
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



    4          --    Form of Warrant is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation's
                     Current Report on Form 8-K dated July 13, 2001.

   11          --    Computation of Earnings Per Share.

(B) REPORTS ON FORM 8-K


The Company filed the following Reports on Form 8-K covering the following items:

October 26, 2001 -- Item 5 (Other Events)

September 21, 2001 -- Item 2 (Acquisition or Disposition of Assets) and Item 7 (Exhibits)

September 21, 2001 -- Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements of Business Acquired, Pro Forma Financial Information and Exhibits) Audited financial statements are presented for the years ended June 30, 2001, July 1, 2000 and July 3, 1999. *

August 7, 2001 -- Item 5 (Other Events) and Item 7 (Exhibits)

July 3, 2001 -- Item 2 (Acquisition or Disposition of Assets) and Item 7 (Exhibits)

July 3, 2001 --  Item 2 (Acquisition or Disposition of Assets) and Item 7
                 (Financial Statements of Business Acquired, Pro Forma Financial Information and Exhibits) Audited financial statements are presented for the years ended December 31, 2000, December 31, 1999 and for the periods from July 1, 1998 to December 31, 1998 and January 1, 1998 to June 30, 1998. Unaudited financial statements are presented for the six months ended June 30, 2001 and June 30, 2000.*

* These Reports were filed on Form 8-K/A in accordance with Item 7(a)(4)and item 7(b)(2) of Form 8-K

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2001


                                        COLLINS & AIKMAN CORPORATION
                                        (Registrant)



                                    By: /s/ Rajesh K. Shah
                                      ----------------------------------------
                                        Rajesh K. Shah

                                        Chief Financial Officer and
                                        Executive Vice President


                                        (On behalf of the Registrant and as
                                        Principal Financial and Chief
                                        Accounting Officer)