Form 10-K405
period 2001-12-31
COLLINS & AIKMAN CORP
filed 2002-04-01
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10218

Collins & Aikman Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3489233
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 Stephenson

Troy, Michigan 48083
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(248) 824-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $391,879,266 as of March 20, 2002. (Treats as non-affiliates certain holders of restricted shares who have relinquished Board designation and other rights and as an affiliate a shareholder as to whom there is an issue.)

     As of March 20, 2002, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 167,993,798 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2001.

FORM 10-K ANNUAL REPORT INDEX
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS CONSOLIDATING STATEMENT OF INCOME
SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS CONSOLIDATING STATEMENT OF INCOME
SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS CONSOLIDATING BALANCE SHEET
SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS CONSOLIDATING BALANCE SHEET
SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS CONSOLIDATING STATEMENT OF CASH FLOWS
SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS CONSOLIDATING STATEMENT OF CASH FLOWS
SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX
Services Agreement
Agreement of Sale & Purchase
Lease Agreement
Agreement of Sale & Purchase
Lease Agreement
Stockholders Agreement
Registration Rights Agreement
First Amendment to Services Agreement
Equipment Lease
Registration Rights Agreement
Registration Rights Agreement
Registration Rights Agreement
Preferred Stock Registration & Other Rights Agrmnt
Intellimold Technology License & Support Agrmnt
Technology License Agreement
Technology License Agreement
Subsidiaries of the Registrant
Consent of PricewaterhouseCoopers LLP
Consent of Arthur Andersen LLP

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT INDEX

i

PART I

      This Report on Form 10-K contains “forward-looking” information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “continue,” “predict,” and similar words used in this Annual Report. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

      The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. We do not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

      This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including but not limited to general economic conditions in the markets in which the Company operates and industry based factors such as:

•	declines in the North American, South American and European automobile and light truck builds,

•	labor costs and strikes at our major customers and at our facilities,

•	changes in consumer preferences,

•	dependence on significant automotive customers,

•	the level of competition in the automotive supply industry and pricing pressure from automotive customers and

•	risks associated with conducting business in foreign countries.

      In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report such as substantial leverage, limitations imposed by the Company’s debt instruments, the Company’s ability to successfully integrate acquired businesses including actions it has identified as providing cost saving opportunities, and pursue our prime contractor business strategy, the Company’s customer concentration and risks associated with the formerly owned operations of the Company.

      The Company’s divisions may also be affected by changes in the popularity of particular vehicle models or particular interior trim packages or the loss of programs on particular vehicle models.

      For a discussion of certain of these and other important factors which may affect our operations, products and markets, see “ITEM 1. BUSINESS” and “ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and also our other filings with the Securities and Exchange Commission.

Item 1.     Business

The Company

      The Company is a global leader in the design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems and has the number one or two North American market share position in seven out of ten major automotive interior categories tracked by CSM Worldwide. The Company is also the largest North American supplier of convertible top systems. The Company expects the fully assembled cockpit modules market to grow significantly over the next five years and has positioned itself as a leading global supplier in this market with the recent acquisition of TAC-Trim. Sales are diversified among North American, European and South American Tier I integrators and automotive OEMs. In North

America, the Company manufactures components for approximately 90% of all light vehicle production platforms. The Company has over 25,000 employees and more than 120 plants worldwide. The Company is a Delaware corporation formed on September 21, 1988. The Company conducts all of its operating activities through its wholly owned Collins & Aikman Products Co, (“Products”) subsidiary. Predecessors of Products have been in operation since 1843.

      In February 2001, Heartland Industrial Partners, L.P. acquired a controlling interest in the Company. Since the investment, the Company has pursued acquisitions that have furthered a strategy of serving as a prime contractor to both Tier I integrators, which are shifting capital and emphasis away from interior components manufacturing and towards electronics and the delivery of fully integrated interior modules, and to OEMs, which continue to increase their outsourcing of complete interior manufacturing.

•	On July 3, 2001, the Company acquired the Becker Group, a leading supplier of plastic components to the automotive industry.

•	On September 21, 2001, the Company acquired Joan Automotive Industries, a leading supplier of bodycloth to the automotive industry, and the assets of Joan’s affiliated automotive yarn dyeing operation, Western Avenue Dyers, L.P.

•	On December 20, 2001, the Company acquired the Textron Automotive Company’s Trim division (TAC-Trim), one of the largest suppliers of instrument panels and fully assembled cockpit modules and a major automotive plastics manufacturer of interior and exterior trim components in North America, Europe and South America.

      The combination of Collins & Aikman, Becker, Joan and TAC-Trim created one of the industry’s largest and most broadly based manufacturers of automotive interior components, systems and modules. The Company has the capability to supply diverse combinations of stylistically matched, functionally engineered and acoustically integrated interior trim components, systems and modules and markets interior products to customers through a single “global commercial operations” group, which supplies products from three primary categories: plastic components and cockpits, carpet and acoustics and automotive fabrics. In addition, the Company continues to market its convertible top systems through the Dura convertible group.

Industry Trends

      The Company’s strategy is to capitalize on several important automotive industry trends, which are expected to drive demand for its products. These trends include:

•	Increasing OEM Demand for Modules, Systems and Complete Interiors. To reduce costs and simplify assembly processes and design, OEMs increasingly expect their large-scale suppliers to provide fully engineered systems, pre-assembled combinations of components (systems or modules) and complete automotive interiors rather than individual components.

•	Accelerating Manufacturing Outsourcing by Tier I Total Interior Integrators. The large total interior Tier I integrators are repositioning their assets and resources to focus on electronics design, assembly and “just-in-time” sequencing of modules, systems and complete interiors. As a result, they are seeking to divest or outsource the manufacturing of many component categories.

•	Growing Technological Content and Acoustical Performance Requirements. The electronic and technological content of vehicles continues to expand, largely driven by demand for greater functionality and convenience. Changes to vehicle interiors, including hands-free cell phone systems, entertainment and navigational systems and voice-activated dashboard functions, are expected to require enhanced acoustical properties and increased sound field engineering relative to today’s light vehicles.

•	Global Customer Requirements. Due to the opportunity for significant cost savings, reduced product development cycle times, common global platforms and improved product quality and consistency, automotive manufacturers favor suppliers with the capability to manufacture automotive interior systems and components in multiple geographic markets.

Corporate Strategy

      The Company’s goal is to become the leading manufacturer of automotive interior trim components to OEMs and Tier I integrators and to realize the integration, synergy and cost savings opportunities created by the combination of Collins & Aikman, Becker, Joan and TAC-Trim. The following are the key elements of the strategy:

•	Provide integrated product solutions that combine interior styling, component systems and acoustical technologies. The ability to bundle multiple components into integrated, custom packages distinguishes the Company from its competitors and provides an opportunity to increase content per vehicle. The Company is a leader in product innovation, design and styling in all of its business lines, producing components that cover substantially all of the non-glass interior surfaces of automobiles. This breadth of product offering affords the Company a significant advantage as OEMs increasingly view the vehicle interior as a major point of differentiation and rely upon automotive suppliers for research, engineering, design and styling capabilities. By employing a cross-disciplinary approach to acoustics, surface styling and product engineering that takes advantage of product development and technological capabilities, the Company can offer integrated product solutions to its customers.

•	Capitalize on position as prime contractor to OEMs and Tier I total interior integrators. The Company believes that OEMs will accelerate modular and system sourcing in order to lower costs, reduce time to market and accommodate global platforms and that Tier I total interior integrators will increase the redeployment of assets and capital into the integrated design, assembly and “just in time” sequenced delivery of complete interior systems. The Company is well positioned to capitalize on these opportunities. Furthermore, the Company’s products are used in approximately 90% of North American vehicle platforms and are sold to all North American OEMs, transplants such as Toyota and Honda, and major Tier I integrators. The Company is also well positioned with respect to its Tier II competitors that have comparatively narrower product lines and significantly less size, scale and technological capabilities.

•	Increase content per vehicle. The Company intends to take advantage of its current position to increase content per vehicle and has substantial new business awards from customers across all product categories, with the strongest growth in fully assembled cockpit modules. Projected sales growth is primarily attributable to TAC- Trim’s expanded book of full cockpit programs. By increasing content per vehicle, sales are expected to increase at a rate in excess of changes in industry production rates.

•	Leverage technology to improve manufacturing efficiency. The Company believes it has many opportunities to improve manufacturing efficiency and cost structure by rationalizing existing operations and incorporating manufacturing “best practices,” processes, procedures and technologies into its operations. For example, TAC- Trim is believed to be among the most efficient plastics suppliers in North America and Europe due to numerous proprietary manufacturing technologies, such as InvisitecTM and IntellimoldTM and EnvirosoftTM patented processes that allow the Company to manufacture and combine multiple products to produce complex integrated interiors products. The Company believes the application of technologies such as IntellimoldTM to Becker and the Company’s operations, as well as the continued roll-out of these technologies throughout TAC-Trim’s operations, will significantly improve plastics manufacturing cycle times, labor costs and scrap rates.

•	Pursue cost savings opportunities arising from our acquisitions. The Becker, Joan and TAC-Trim acquisitions create the opportunity to realize cost savings in the first full year of operation. The Company expects to realize these savings through a number of initiatives, including purchasing savings, in-sourcing the majority of our plastics tooling and yarn dyeing requirements, consolidating research and development and engineering functions, capacity rationalization and reducing global headquarters’ costs. In an effort to achieve cost savings, the Company may also elect to implement restructuring activities in future periods above and beyond activities initiated during 2001.

Segment and Geographical Information

      For a discussion of the Company’s operating segments and the geographic regions in which the Company operates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and to Note 20, “Information About the Company’s Segments” of the financial statements included in this report.

Products

      The Company markets the majority of its products to customers through a single “global commercial operations” group, which supplies products from three primary categories including plastic components and cockpits, carpet and acoustics and automotive fabrics. In addition, the Company markets convertible top systems through the Dura convertible group. Products include the following:

Plastic Components and Cockpits

      The Company manufactures substantially all of the components of the plastic interior trim within a vehicle, including automotive instrument panels, door panels, sidewall trim, overhead systems, headrests and armrests, cupholders, air registers and bezels, slush molded skins, pillar trim, floor console systems, instrument panel components, and fully assembled cockpit modules. This broad portfolio of plastic components and cockpits products allows the Company to offer customers modules and systems that incorporate individual components. Some major products include:

•	Instrument Panels (“IP”): As the most structurally important plastic component in the vehicle and as the plastic substrate directly in front of the driver, the IP occupies the most important piece of “real estate” in the interior. The Company believes that it is the number one IP supplier in North America. The advanced materials we employ include EnvirosoftTM castable thermoplastic materials, high performance PVC alloys, high-definition grain and texture formulation and vacuum forming. TAC-Trim has also developed the InvisitecTM invisible passenger air bag system, which provides improved appearance and craftsmanship at reduced cost.

•	Cockpits: The Company is a leading North American and European supplier of cockpits. The complete array and breadth of our plastic component offerings has enabled the Company to become a leader in offering customers a fully assembled IP system (“cockpit”) delivered on a just-in-time basis. As most of the ancillary interior trim components revolve around the IP placement, the Company believes that it will be able to penetrate effectively the customer base by offering the IP along with complementary plastic accoutrements and additional products from our other business units. We source various other parts that make up a fully assembled modular cockpit from outside suppliers (including radios, wire harnesses, cross-vehicle beams and steering columns). The Company expects that its position as a cockpit integrator will provide significant opportunities to in-source more manufactured content in the future. Through the proprietary Intelliquence TM software, finished cockpits can be delivered to the OEMs on a just-in-time basis and installed on the assembly line.

•	Door Panels: The Company believes that it is the second largest supplier of door panels in North America. This decorative plastic interior trim component is an important element to the overall styling theme of a vehicle’s interior.

•	Exteriors: Exterior trim components include plastic molded fascia systems, bodyside cladding, signal lamps, cowl grilles and wheel flares. The Company has taken advantage of the systems trend in the exterior trim product market by producing and assembling fascia with radiator grilles, energy absorbers, trim moldings and lamps to be delivered in sequence directly to the OEMs’ assembly line.

Carpet and Acoustics

      The Company evolved from a North American carpet producer to become a market leader in a broad range of automotive floor systems, luggage compartment trim, dash insulators and other acoustic products with production capabilities in both North America and Europe. While acoustical products are often combined with molded floor carpet to provide complete interior floor systems, it is useful to describe four carpet and acoustics product categories:

•	Molded Floor Systems: Molded floor systems consist of thermoformed compression molded carpets. These carpets are provided in either a barrier or an absorptive NVH (noise, vibration and harshness) system. The barrier system includes polyethylene, barrier back, and a fiber underlay system or a foam-in-place system. Products include TuflorTM, our proprietary thermoplastic flooring product, which is rugged, durable and washable. The products in molded floor systems are highly engineered, and their manufacture requires a high degree of precision and draws on our robotics capabilities. The Company believes it is the number one producer of molded floor and acoustic systems in the North American market and manufactures molded floor systems for all of the North American and Japanese OEMs as well as a number of the European OEMs.

•	Luggage Compartment Trim. The other major carpeted area of the vehicle is the luggage compartment, which includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products. The Company believes that it is the number two supplier of luggage compartment trim in the North American market.

•	Accessory Floormats. The Company manufactures automotive accessory floormats by vulcanizing rubber backing to tufted carpet and also manufactures cargo mats with value-added distinctive aesthetic and practical features such as hand-sewn appearance of edges and moisture trapping construction with our patented Akro Edge® floormats. Largely due to this product differentiation, the Company has become the largest fully integrated auto floormat producer in North America.

•	Acoustical Products. Acoustical products include interior dash insulators that insulate the passenger compartment from engine compartment noise and heat; damping materials that control noise in the floor, overhead system and sides of the vehicle; and engine compartment NVH systems. Changes to vehicle interiors, including hands-free cell phone systems, navigational systems, entertainment systems and voice-activated Internet access, will require enhanced acoustical properties and increased sound field engineering relative to today’s light vehicles.

Automotive Fabrics

      The combination of the Company’s existing fabrics products with Joan makes us one of the largest automotive fabrics manufacturers. The principal automotive fabrics are bodycloth (woven or knitted fabric primarily for the seats of the vehicle) and headliner (knitted fabric laminated with foam such as that on the inside roof of the vehicle). Automotive fabrics are woven or knit based on the styling and cost preference of the customer. The Company offers every major fabric variation, including dobby velours, jacquard woven velours, flat wovens, double needle-bar knits, circular knits and tricot knits.

      The Company’s styling capability is one of its principal strengths, and is a reason for strong sales to OEMs. With the acquisition of Joan, the production of fabrics is vertically integrated with an expandable dye house operation. Due to stringent OEM “color fastness” standards, the dyeing and color application process is a key value-added aspect of auto fabric production and contributes significantly to price-per-yard.

Dura Convertible Top Systems

      The Company is a vertically integrated full service supplier of convertible roof systems, and can design, engineer and manufacture all aspects of a convertible top including the framework, trim set, backlights, well slings, tonneau covers and power actuating system. In order to differentiate products in the marketplace, OEMs have been increasing the number of convertible models on both existing and new platforms. Management believes that this trend will continue to drive demand for convertible systems. Top-in-a-BoxTM, a system pioneered by Dura Convertibles, is an assembly-line-ready module containing all of the components of a convertible top that enables the OEM to install a complete convertible top system on the production line. This modular, “bolt-on” assembly significantly reduces the time and labor traditionally required to manufacture a convertible model, enabling OEMs to more profitably produce and sell convertibles. Dura Convertibles has the industry’s most complete line of fabric coverings for convertible and sport utility top covers for OEMs globally. The Company maintains final assembly and trim operations near the OEMs’ plants, and thereby offers customers complete just-in-time delivery and sequencing capabilities.

Customers

      Customers include both OEMs and Tier I total interior integrators, which have been increasingly divesting component manufacturing. In the past, OEMs have been typical direct customers for the Company’s plastic components, cockpits, carpet and acoustic and convertible products, while Tier I total interior integrators have typically been direct customers for fabrics. The Company believes that over time, sales to Tier I total interior integrators will increase as a percentage of total sales as OEMs source increasingly larger sections of vehicle interiors to Tier I total interior integrators who in turn shift their capital and emphasis towards electronics and the delivery of fully integrated interior modules.

      Through strategic acquisitions, the Company has broadened its customer base globally, with European sales representing 14% of total sales for 2001 versus 3% in 1996. DaimlerChrylser AG (including Mercedes, Chrysler, Mitsubishi and Smart), General Motors Corporation (including General Motors, Opel, Vauxhall and Saab) and Ford Motor Company (including Ford, Jaguar, Land Rover, Aston Martin and Volvo) directly and indirectly represented approximately 18.7%, 29.0% and 21.5% of 2001 sales, respectively. These percentages are likely to change with the recent acquisition of TAC-Trim. The following is a list of customers:

• Alpha Romeo

• Audi
• BMW
• CAMMI
• DaimlerChrysler
• Faurecia
• Fiat
• Ford
• Freightliner
• General Motors
• Honda
• Hyundai
• Intier
• Isuzu
• Jaguar
• Johnson Controls
• Kia
• Lear Corporation
• Magna
• Man
• Mazda
• Mitsubishi
• Nissan
• NUMMI
• Opel
• Porsche
• PSA
• Renault
• Rover
• Scania
• Seat
• Subaru
• Toyota
• Visteon
• Volkswagen
• Volvo

      The Company’s supply relationships are typically sole-source and extend over the life of the model, which is generally four to seven years, and do not normally require the purchase by the customer of any minimum number of products. The Company receives blanket purchase orders that normally cover annual requirements for products to be supplied for a particular vehicle model which may be terminated at any time. In order to reduce reliance on any one model, the Company produces automotive interior systems and components for a broad cross-section of both new and more established models.

Marketing, Engineering and Development

      As a global leader in automotive interior components, the Company differentiates itself in the marketplace by consistently providing high quality products, outstanding customer service and program management and cost effective automotive solutions to global customers. Historically, the Company marketed individual components, modules and complete systems to customers. With the implementation of “Mega” Tier II strategy, the Company realigned marketing efforts to sell integrated product “bundles” to customers in an effort to increase growth in sales and operating income while enhancing the value-add provided to customers. Central to this marketing strategy has been the development of products that enhance both the vehicles’ interior aesthetics as well as its acoustic performance. Equally important, and unlike many other Tier I or Tier II automotive suppliers, is the development of marketing and program management teams specifically focused on supporting not only OEMs, but major Tier I customers as well. These dedicated teams, consisting of automotive interior personnel who are able to meet a customer’s entire interior needs, provide a single interface for our customers and help avoid duplication of our sales and engineering efforts.

      Products are sold directly to customers under sales contracts that are obtained primarily through competitive bidding. These sales are originated almost entirely by sales staff. This marketing effort is augmented by design and manufacturing engineers that work closely with automotive manufacturers from the preliminary design to the manufacture and supply of automotive interior modules, systems or components. A key element employed to increase sales is to develop increasingly higher value-added products through innovations in materials construction, product design, engineering and styling. In recognition of this, in April of 2000, the Company formed the Global Product Development Division (GPDD) and also created an Advanced Sales and Program Management Group. The primary focus of the GPDD is to work closely with customer engineering personnel to develop new products, processes, innovations, etc. that are central to winning new business from customers. The Advanced Sales and Program Management Group serves as a “bridge” between the GPDD and customer focused sales groups who market the Company’s products and are responsible for ensuring that customers’ needs are being met.

      Through sales offices in North America, South America, Europe and Asia-Pacific, our marketing personnel maintain regular contact with our various customers’ engineers and purchasing agents. The Company continually seeks new business from existing customers, as well as developing relationships with new customers. The Company markets its products by maintaining strong customer relationships, developed over an 80-plus year history in the automotive industry through:

•	extensive technical and product development capabilities;

•	reliable just-in-time delivery of high-quality products;

•	strong customer service;

•	innovative new products; and

•	a competitive cost structure.

      The emergence of modular sourcing favors suppliers with broad manufacturing capabilities and product lines, experience with diverse materials and modular coordination. Management believes that the Company’s broad base of manufacturing expertise with interior surface resins and materials and its global leadership in delivering cockpits, will favorably position the Company in the global automotive interior industry. Automotive manufacturers have increasingly looked to suppliers to assume responsibility for introducing product innovations, shortening the development cycle of new models, decreasing tooling investment and labor costs, reducing the number of costly design changes in the early phases of production and improving automotive interior acoustics, comfort and functionality. Once the Company is engaged to develop the design for the automotive interior system or component of a specific vehicle model, it is also generally engaged to supply these items when the vehicle goes into production. Substantial resources have been dedicated toward improving engineering and technical capabilities, establishing strong in-house tooling capabilities (which have been strengthened by both the Becker and TAC-Trim acquisitions) and developing advanced technology centers in the United States and in Europe. Similarly, research and development are an integral part of the sales and marketing effort. Especially noteworthy are TAC-Trim’s proprietary Intellimold™ injection molding control process, Invisitec™invisible passenger air bag door system and Envirosoft castable TPU and TPO materials.

      In order to effectively develop automotive interior systems, it is necessary to have global capabilities in the engineering, research, design, development and validation of the interior components, systems and modules being produced. The Company conducts research and development at design and technology centers in Dearborn, Michigan; Dover, New Hampshire; Auburn Hills, Michigan; Plymouth, Michigan; Heidelberg, Germany and Tyngsboro, Massachusetts and at several worldwide product engineering centers. At these centers, the Company designs, develops and engineers products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer aesthetic and acoustic requirements. In particular, acoustic requirements and cockpit aesthetics have become more important than ever with the advent of in-vehicle telematics. Technologically advanced acoustics testing centers are maintained in Plymouth, Michigan and Heidelberg, Germany and cockpit development centers are located in Auburn Hills and Dearborn Michigan in order to capitalize on both of these trends.

Manufacturing

      The Company focuses on combining smaller manufacturing plants into larger scale plants that have efficient layouts and the ability to absorb core fixed costs.

      The Company possesses cross-disciplinary manufacturing expertise, including an ability to form and assemble multi-material combinations of hard-molded plastics, slush-molded soft skins and surfaces, carpet, fabric, foam, insulation, and other trim materials. Management believes the sophistication of the Company’s carpet tufting and dying processes, the foam-in-place process for molded floors and its small-part plastic moldings and assemblies capabilities creates a competitive advantage. Recent acquisitions have added to the Company’s manufacturing capabilities:

•	With the Joan acquisition, the Company gained a scaleable, low-cost package automotive yarn dyeing facility thereby bringing in-house an important source of supply for the manufacture of our fabrics products.

•	The acquisition of Becker, originally established as a tool shop, has supplemented existing operations with one of the industry’s leading tool developers allowing the in-sourcing of a significant portion of the Company’s tooling requirements. The addition of Becker’s tooling expertise complemented the Company’s manufacturing capabilities for carpet and acoustics products and TAC-Trim’s large part injection molding process.

•	The TAC-Trim acquisition added advanced process technologies such as slush-molded skinning for high-end instrument panels, thermoplastic casting, and “molded-in” color and decoration insert capability and overall manufacturing discipline and acumen. Specific product and process additions brought on by TAC-Trim include: the patented Intellimold™ feedback control system for injection molding control which dramatically reduces cycle times, labor costs and scrap rates; and the proprietary Intelliquence™ software sequencing system which should enable product delivery on a just-in-time basis to global OEM customers. In addition, TAC-Trim significantly expands plastic manufacturing capabilities allowing the Company to provide substantially all of an automobile’s interior plastic components.

Technology and Intellectual Property

      Significant resources are dedicated to research and development in order to maintain the position as a leading developer of technology innovations, some of which have been patented or are in the process of being patented, in the automotive interior industry. The Company has developed a number of patented and proprietary designs for innovative interior features, all focused on increasing value to the customer. Examples include the Company developed proprietary slimline cupholders, Cavelflex™ (stretch woven) fabrics and the “AcT™ family” of acoustically tunable products.

      Patents and patent applications exist in five primary areas: automotive floor mats, automotive fabric products, acoustics, plastics and convertible systems. With respect to floormats, the Company holds several U.S. and foreign patents relating to the Akro Edge® floormats. Akro Edge® floormats are the industry standard for their functional and aesthetic appeal to OEMs and their customers. With respect to automotive fabric patents, the Company has numerous patents on headliners, trunkliners and floor panels. In the acoustics area, in addition to the proprietary Comet® acoustics software, the Company is actively seeking protection of various aspects of its AcT™ fiber technology and various other means for improving sound deadening and sound absorption in automotive interiors. The Company has various patents and patent applications directed to cup holders, air outlet assemblies, storage systems and convertible mechanisms.

      In connection with the TAC-Trim acquisition the Company acquired intellectual property rights to various products and processes including the patented Intellimold™ injection molding control process for use in its business. The Intellimold™ patents are related to methods and/or apparatus for injection molding. TAC-Trim has also developed certain skin materials and compounding solutions that provide the capability to design cost-effective materials with outstanding performance and aesthetic qualities. Examples of these materials include Envirosoft™ castable thermoplastic materials, high performance PVC alloys, high-definition grain and texture formulation and vacuum thermoplastic applications. TAC-Trim has also developed the Invisitec™ invisible passenger air bag system, which provides improved appearance and craftsmanship at reduced cost. Invisitec™ systems, which integrate the air bag door with the panel and top cover, have been commercialized for soft-cast and vacuum-formed panels and hard injection molded instrument panels. In total, TAC-Trim holds approximately 270 U.S. and approximately 1200 foreign active patents and has approximately 350 patents pending. The intellectual property acquired in the TAC-Trim Acquisition is subject to certain limitations on the Company’s use and creates continuing obligations to Textron.

      As part of the TAC-Trim acquisition, the Company entered into three intellectual property license agreements with Textron. In two of these agreements, the Company licensed back to Textron certain intellectual property that was acquired in the transaction (the “Intellimold Agreement” and the “Licensed-Back IP Agreement”). In the third agreement, the Company licensed from Textron other intellectual property that it did not acquire in the transaction (the “Retained IP Agreement”). The Company is providing general descriptions of these agreements although these descriptions do not contain all the material terms in the contracts.

•	In all three agreements, the ability to use the intellectual property is limited based on whether the proposed use falls inside or outside a defined field of automotive products (the “Restricted Field”).

      In the Intellimold Agreement, the Company gave Textron an exclusive worldwide, perpetual, irrevocable license to use outside the Restricted Field its rights in the Intellimold process and any enhancements developed by it. Textron was also granted a royalty-free, worldwide, perpetual, irrevocable license to use the Company’s rights in the Intellimold process and any enhancements developed by the Company within the Restricted Field solely in connection with its and certain affiliates’ manufacturing, sales and development operations. The Intellimold Agreement also includes an exclusive royalty-free, worldwide, perpetual, irrevocable license for the Company to use within the Restricted Field any enhancements to the Intellimold process developed by Textron. In the Licensed-Back IP Agreement, the Company granted Textron a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license to use solely outside the Restricted Field certain intellectual property including over 50 U.S. patents on air bag related products. In the Retained IP Agreement, Textron granted to the Company a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license to use solely within the Restricted Field certain intellectual property. These patents could have applicability to the automotive industry but such use is somewhat secondary to the use of such technology outside the automotive field.

      As described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity — Leases”, the Company leases certain equipment from Textron. When those leases terminate, if Textron and its affiliates continue to own any interest in the equipment, they will be allowed to use the equipment for certain purposes and to use related intellectual property.

Raw Materials

      Raw materials and other supplies used in our continuing operations are normally available from a variety of competing suppliers. With respect to most materials, the loss of a single or even a few suppliers would not have a material adverse effect on the Company. The Company is sensitive to price movements in its raw materials supply base and has not hedged against price fluctuations in commodity supplies, such as plastics and resins. While the Company may not be able to pass on any future raw materials price increases to customers, a significant portion of increased cost may be offset through volume purchase savings, value engineering/ value analysis in conjunction with our major customers and reductions in the cost of off-quality products and processes. The Company may evaluate commodities hedging opportunities from time to time.

Competition

      The Company is a leading supplier in automotive molded carpet and acoustics, auto fabrics, convertible top systems and automotive plastics components and cockpits, within each segment. Customers rigorously evaluate suppliers on the basis of product, quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, leanness of facilities, operational flexibility, customer service and overall management. Some competitors may have greater financial resources than the Company or a competitive advantage in the production of any given product that the Company manufactures, and there can be no assurance that the Company will be able to successfully compete in the markets for the products it currently provides.

Joint Ventures

      The Company participates in two certified minority business enterprises in the U.S. (Aguirre and Collins & Aikman Plastics, L.L.C., and Engineered Plastic Products, Inc.). These joint ventures play an important role in securing new business as automotive manufacturers continue to promote economic diversity by proactively increasing the amount of business they source to minority suppliers. These joint ventures were instrumental in our obtaining contracts with General Motors and Johnson Controls to supply them with various plastic components and systems for a number of vehicle models.

      In connection with the TAC-Trim acquisition, the Company acquired a 50% interest in an Italian joint venture. Textron Automotive Holdings (Italy) S.r.L. is an Italian company that will offer interior and exterior automotive trim products to customers in Italy. Textron indirectly owns the other 50% of the Italian joint venture interests. A recent project of the Italian joint venture is to service certain cockpit needs for three new Fiat lines at a facility being built at Fiat’s Cassina, Italy plant. The Company will not control the joint venture but will be required to provide certain administrative, technical and engineering services and to license certain patents and other know how to the Italian joint venture. The Company expects to receive certain fees and reimbursement of certain expenses in providing these services and licensing these rights. Refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding a put and call arrangement that the Company entered into with respect to acquiring the remaining 50% interest in the Italian joint venture.

Labor Matters and Employees

      As of December 31, 2001, the Company’s continuing operations employed approximately 25,850 persons on a full-time or full-time equivalent basis. Approximately 55% of such employees were represented by labor unions in the United States, Canada and other countries. Each facility has its own collective bargaining unit and management believes that our relations with our employees represented by labor unions and our other employees are generally good. From time to time in the ordinary course of our business, grievances are filed against the Company by employees and unions.

Environmental Matters

      A discussion of environmental matters is included in Item 3, “Legal Proceedings” and Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21, “Commitments and Contingencies” of the financial statements included in this report.

Item 2.     Properties

      The Company has over 120 plants and facilities in North America, South America, Europe and Asia. Approximately 70% of the total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide product delivery to our customers on a just-in-time basis.

Facilities by Geographic Region

	North	South
Type of Facility	America	America	Europe	Asia	Total

Manufacturing	59	5	24	—	88
Design, Research & Development, and Technical Centers	14	—	8	—	22
Sales Branches, Offices, Other	19	—	7	2	28
Total(1)	92	5	39	2	138

(1)	Total facilities shown per the table exceeds the 120 plants and facilities indicated above because certain facilities listed in the table serve in more than one of the indicated capacities.

Item 3.     Legal Proceedings

      Except as described below, the Company and its subsidiaries are not party to any material pending legal proceedings, but is involved in ordinary routine litigation incidental to the business.

      Environmental: The Company is subject to federal, state, local and foreign environmental, and health and safety, laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses in order to maintain compliance with such requirements and (ii) impose liability relating to contamination at facilities, and at other locations such as former facilities, facilities where we have sent wastes for treatment or disposal, and other properties to which the Company may be linked. Such liability may include, for example, investigation and clean-up of the contamination, personal injury and property damage caused by the contamination, and damages to natural resources. Some of these liabilities may be imposed without regard to fault, and may also be joint and several (which can result in a liable party being held responsible for the entire obligation, even where other parties are also liable).

      Management believes that it has obtained, and is in material compliance with those material environmental permits and approvals necessary to conduct our various businesses. Environmental compliance costs for continuing businesses are accounted for as normal operating expenses or capital expenditures. Environmental compliance costs relating to conditions existing at the time of an acquisition are generally charged to reserves established in purchase accounting. The Company accrues for environmental remediation costs when such obligations are known and reasonably estimable. In the opinion of management, based on the facts presently known to it, such environmental compliance and remediation costs will not have a material effect on the business, consolidated financial condition, future results of operations or cash flows.

      The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. At some of these sites the Company has been notified that it is a potentially responsible party (“PRP”) under the federal Superfund law or similar state laws. The Company may be identified in other sites in the future and may be responsible for contamination, including with respect to divested and acquired businesses.

      The Company is currently engaged in investigating or remediating certain sites. In estimating cost of investigation and remediation, the Company considered, among other things, prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency (“USEPA”), the professional judgment of the Company’s environmental experts, outside environmental specialists and other experts, and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including:

•	incomplete information regarding particular sites and other PRPs;

•	uncertainty regarding the nature and extent of environmental problems and our share, if any, of liability for such problems;

•	the ultimate selection among alternative approaches by governmental regulators;

•	the complexity and evolving nature of environmental laws, regulations and governmental directives; and

•	changes in cleanup standards.

      The Company has established reserves for environmental investigation and non-capital remediation costs. Management believes such reserves comply with generally accepted accounting principles. The Company records reserves for these environmental costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of December 31, 2001, total reserves for these environmental costs are approximately $59.6 million. Approximately half of those environmental reserves are for the three sites discussed below. The balance relates to approximately 40 additional locations where the Company is participating in the investigation or remediation of the site, either directly or through financial contribution or where the company is alleged to be responsible for costs of investigation or remediation.

      The Company is implementing a 1991 Administrative Order issued by USEPA concerning the remediation of soil and groundwater contamination associated with the Stamina Mills Superfund Site in North Smithfield, Rhode Island. Although the outcome of ongoing litigation with the government could reduce this expense, the environmental reserve assumes that we will have full responsibility for this matter. In addition, in March 2001 the Company received notice of a suit filed in Rhode Island state court on behalf of a person alleging medical conditions caused by exposure over a number of years, through drinking water and otherwise, to a chlorinated solvent in contaminated groundwater associated with the site. The Company filed an answer denying liability. Although management believes the Company has significant defenses, the suit is in its early stages.

      The Company is also implementing a 1990 Administrative Order by Consent with the New Hampshire Department of Environmental Services (DES) concerning the investigation and remediation of the Cardinal Landfill. Among other things, the Company also paid for alternative water supplies to residences impacted by groundwater contamination associated with the landfill and investigation and, if necessary, remediation of off-site impacts from the landfill. The DES is in the process of selecting a remedy to address conditions at the landfill. Concern about conditions in the soil and groundwater at and in the vicinity of the site have prompted a lawsuit in state court, on behalf of several families that reside in a mobile home park near the landfill, against the park owner. Although the Company believes it would have significant defenses, no assurance can be given that litigation will not be brought against the Company arising out of the contamination or, if so, that the matter would be resolved in a way that is not material.

      As a result of the TAC-Trim acquisition, the Company is also one of 11 PRPs implementing a 1993 Consent Decree with USEPA and the State of New Hampshire concerning the remediation of soil, groundwater and sediment contamination associated with the Dover Municipal Landfill Superfund Site in Dover, New Hampshire. Under a related 1997 Administrative Order on Consent with the USEPA, the PRPs are in the process of assessing a possible alternative to the remedy previously selected for this site.

      In the opinion of management, based on information presently known to it, identified environmental costs and contingencies will not have a material adverse effect on the consolidated financial condition or future results of operations. However, no assurance can be given that management has identified or properly assessed all potential environmental liability arising from the Company’s business or properties, and those of present and former subsidiaries and their corporate predecessors.

      During 2001, the Company received payments of $14.5 million on environmental claims related to discontinued operations. Of the $14.5 million in payments, the Company recorded $8.8 million, net of income taxes, as income from discontinued operations.

      During 2000, the Company settled claims for certain other environmental matters related to discontinued operations for a total of $20.0 million. Settlement proceeds are being paid to the Company in three installments. Installments of $7.5 million were received in both 2000 and 2001. The Company anticipates receiving the final payment of $5.0 million on June 30, 2002. Of the $20.0 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

      Other Claims: As of March 18, 2002, the Company is party to approximately 662 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $85,000 or an average of less than $2,500 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date, and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

Item 4.     Submission of Matters to a Vote of Security Holders

      None during the fourth quarter of 2001

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock has been traded on the New York Stock Exchange under the symbol “CKC” since July 7, 1994. At March 20, 2002, there were approximately 12,000 beneficial holders. The following table lists the high and low closing prices for the Common Stock for the full quarterly periods during the two most recent years.

	2001		2000

	High	Low	High	Low

First Quarter	5.6875	3.5800	6.1250	4.5000
Second Quarter	6.2000	4.0500	7.0000	5.1250
Third Quarter	8.5700	3.9500	6.1250	4.6875
Fourth Quarter	10.3000	4.7600	4.9375	2.8750

      During the first quarter of 2001, Heartland acquired a controlling interest in the Company. As part of the transaction, Heartland purchased 25 million shares of common stock (of which approximately 8.49 million shares were treasury shares) directly from the Company. Heartland is entitled to designate a majority of the Company’s Board of Directors. Mr. McCallum and Mr. Becker were elected to the Board of Directors and Textron has the right to name one of the directors. Heartland has been a significant source of recent equity financing. There can be no assurances that Heartland will provide us with additional equity financing in the future. The Company also issued 79.8 million shares of common stock in relation to the acquisition of Becker Group, LLC, Joan Fabrics and Tac-Trim. See Note 3, “Acquisitions and Joint Ventures” of the financial statements included in this report.

      On December 31, 2001, Heartland owned approximately 40% of the outstanding shares; Blackstone Partners and WP Partners owned approximately 15%; Joan Fabrics Corp. and Mr. Elkin McCallum and associates owned approximately 8%; Mr. Charles E. Becker approximately 11% and Textron owned approximately 11%.

      Although the Company’s common stock is publicly traded, the small public float of C&A common stock and registration rights granted to certain C&A stockholders, may preclude C&A from being able to issue common stock in a future public offering. Blackstone and certain of its affiliates, Wasserstein and certain of its affiliates, Heartland and certain of its affiliates, Charles E. Becker, Joan Fabrics Corporation, Textron and certain other co-investors in the TAC-Trim acquisition are entitled to demand registration rights and “piggy-back” registration rights at various times with respect to Company common stock held by them. Based on a review of Schedule 13Ds filed by the respective parties through March 20, 2002 and other information available to the Company, these parties, in the aggregate, hold approximately 160 million shares of Company common stock.

      The Company has paid no dividends or made similar distributions with respect to its common stock during 2001. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements and other factors deemed relevant by the Company’s Board of Directors. Certain restrictive covenants contained in the agreements governing the Company’s credit facilities and senior subordinated notes limit the Company’s ability to make dividend and other payments. See “ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 10, “Long-Term Debt, Mandatorily Redeemable Preferred Stock and Short-Term Borrowings” of the financial statements included in this report.

Item 6.     Selected Financial Data

	Fiscal Year Ended (1)

	December 31,	December 31,	December 25,	December 26,	December 27,
	2001	2000	1999	1998	1997

		(in millions, except per share data)
Statement of Operations Data:
Net Sales	$1,823.3	$1,901.8	$1,898.6	$1,825.5	$1,629.3
Gross Margin	218.8	266.6	284.7	248.2	233.2
Selling, general and administrative expenses (excluding goodwill amortization)	157.3	151.4	145.8	142.7	119.4
Restructuring charge and impairment of long-lived assets (2)	18.8	—	33.4	—	22.6
Goodwill amortization	7.1	7.1	7.0	7.0	6.7
Operating income	35.6	108.1	98.5	98.5	84.5
Interest expense, net(3)	84.3	96.6	92.1	82.0	77.6
Subsidiary Preferred Stock Requirements	2.4	—	—	—	—
Loss on sale of receivables(4)	10.8	9.2	5.4	6.1	4.7
Income (loss) from continuing operations before Income taxes	(68.3)	0.8	(1.2)	5.2	2.9
Income tax expense (benefit)	(18.6)	2.2	0.2	5.3	13.0
(Loss) from continuing operations	(49.7)	(1.4)	(1.4)	(.1)	(10.1)
Income from discontinued operations, including disposals, net of income taxes	8.8	6.6	—	—	166.0
Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	(40.9)	5.2	(1.4)	(.1)	156.0
Net income (loss)(5)	(46.2)	4.5	(10.2)	(3.8)	155.2
Per Share Data:
(Loss) from continuing operations per basic and diluted share	(0.51)	(0.03)	(0.02)	—	(0.15)
Dividends per share	—	—	0.81	—	—
Balance Sheet Data (at period end):
Total assets	$2,993.4	$1,280.3	$1,348.9	$1,382.2	$1,302.4
Long-term debt, including current portion	1,301.9	884.0	912.5	866.0	772.9
Common stockholders’ equity (deficit)	374.7	(154.9)	(151.1)	(79.8)	(66.9)
Other Data (from Continuing Operations):
Capital expenditures	$54.5	$69.0	$86.4	$95.8	$56.5
Depreciation and amortization	81.8	74.8	71.5	67.1	58.8

(1)	The year 2001 was a calendar year; fiscal year 2000 had 53 weeks; all other fiscal years had 52 weeks.

(2)	In 2001, the Company recorded a restructuring charge consisting of $7.6 million in asset impairments and $11.2 million primarily related to severance accruals. In 1999, the Company recorded a restructuring charge consisting of $13.4 million in asset impairments and $20.0 million primarily related to severance accruals. In 1997, the Company wrote down fixed assets by $5.1 million and reduced goodwill by $17.5 million to reflect impairments in the carrying values of certain assets and goodwill associated with two of its manufacturing facilities.

(3)	Excludes amounts allocated to discontinued operations totaling $12.5 million in 1997. No amounts were allocated to discontinued operations in 2001, 2000, 1999 and 1998.

(4)	Excludes amounts allocated to discontinued operations totaling $0.6 million in 1997. No amounts were allocated to discontinued operations in 2001, 2000, 1999 and 1998.

(5)	In 1999, the Company recorded an $8.8 million charge for the cumulative effect of a change in accounting principle related to start-up costs.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company is a global leader in the design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company has the number one or two North American market share position in seven out of ten major automotive interior categories tracked by CSM Worldwide and is also the largest North American supplier of convertible top systems. As a result of the TAC-Trim acquisition, the Company became a leading global supplier of fully assembled cockpit modules, a growing market segment. Sales are primarily made to North American and European automotive OEMs and Tier I total interior integrators. In North America, the Company manufactures components for approximately 90% of all light vehicle production platforms. The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and European vehicle production.

      The Company’s net sales in 2001 were $1,823.3 million compared to $1,901.8 million in 2000. In fiscal year 2000, the Company changed its year-end to a calendar year-end. The 2000 fiscal year consisted of 53 weeks. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

      In February 2001, Heartland acquired a controlling interest in C&A. Heartland is a private equity firm formed to focus on investments in industrial companies. As a result of the transaction, Heartland is entitled to designate a majority of the Company’s Board of Directors. Heartland’s strategy is to facilitate the growth of its controlled companies through acquisitions and internal growth. Since Heartland’s initial investment in February 2001, the Company has aggressively pursued acquisitions in furtherance of its strategy to become a prime contractor to Tier I integrators and OEMs.

Recent Acquisitions

      The Company completed three key acquisitions in 2001. The acquisition of Becker Group L.L.C. (Becker), a leading supplier of plastic components to the automotive industry, was completed in July 2001; the acquisition of Joan Automotive Fabrics (Joan), a leading supplier of body cloth to the automotive industry, and Joan’s affiliated yarn dyeing operation, Western Avenue Dyers, L.P., in September 2001. The Becker and Joan acquisitions were financed through issuances of the Company’s common stock, warrants to purchase the Company’s common stock, cash on hand and borrowings under a revolving credit facility and sales of the acquired companies’ accounts receivable under the receivables facility. The TAC-Trim acquisition completed in December 2001, the refinancing of the Company’s then existing credit agreement and the replacement of the receivables facility were funded through the offering of $500 million in notes, the issuance of $160 million of the Company’s common stock for cash, borrowings under a new senior secured credit facility and sales of receivables under a new receivables facility. The Company also issued to Textron, the seller, 18 million shares of the Company’s common stock and 0.3 million shares of preferred stock with an estimated fair value at the time of the acquisition of $160.9 million and $146.8 million respectively. Commitments under the new senior secured credit facility total $575.0 million, and are comprised of $400.0 million of term loans, and a $175.0 million revolving credit facility that allows funding of up to $75.0 million for Canadian subsidiaries in Canadian dollars.

      These acquisitions and financing transactions will substantially increase revenues and cash flow and have materially altered the Company’s capital and operating structure. As a result of these acquisitions and financing transactions, historical results of operations are not necessarily indicative of future results and will not be comparable. Key ratios and indicators may change as a result of the acquisitions. For example, while cockpit sales are expected to comprise an increasing portion of gross revenues, cockpits generally have a lower gross margin, partially offset by lower selling, general and administrative expenses. The cockpit business is generally less asset-intensive then the Company’s traditional businesses. Additionally, the integration of these three acquisitions into the Company will be challenging and the Company may not realize any or all of the cost savings or benefits that it expects.

Results of Operations

2001 Compared to 2000

      Net Sales: Net sales for 2001 decreased 4.1% to $1,823.3 million, down $78.5 million from 2000. Excluding the favorable impact of sales from acquired businesses during 2001 of approximately $127.2 million, net sales would have decreased 10.8%. The reduction in net sales, excluding the effect of acquisitions, was primarily driven by a decrease in North American vehicle production of 10% versus 2000. The Company was particularly adversely impacted by the recession and declining consumer confidence as well as by the recent terrorist attacks in the United States. These factors led to substantially reduced inventory levels at the Company’s customers in the fourth quarter as customers sold vehicles in an uncertain and difficult economic environment. Sales for the 2001 period were also impacted by customer price reductions, and weaker Canadian and European currencies, partially offset by increased content and volume on certain North American vehicles.

      Net sales for North America Automotive Interior Systems (NAAIS) during 2001 were down 2.6% to $1,145.0 million, a decrease of $30.6 million from fiscal 2000. Excluding the favorable impact of sales from the Tac-Trim and Becker acquisition during 2001 of approximately $95.8 million, net sales would have decreased 10.8%. While the decline in net sales, excluding the effect of the Becker acquisition, is consistent with North American vehicle production, we benefited from increased acoustics content on the Ford Explorer and Chrysler Minivans, and higher volumes on GM’s GMT 800 Series trucks versus the prior year. These increases were more than offset by greater volume reductions on the Cadillac Deville and other GM passenger cars, and the Ford Taurus and Econoline, where the Company has significant plastics content.

      Net sales for European Automotive Interior Systems (EAIS) were down $26.3 million to $258.2 million during 2001, a decrease of 9.2% from fiscal 2000. The decrease in Europe was primarily due to the negative impact caused by changes in foreign currency exchange rates and customer price reductions. In addition, certain unprofitable product lines divested in the second half of 2000 as part of the closure of the Vastra Frolunda plant in 2000 accounted for the remaining decline in 2001.

      Net sales for the Specialty Automotive Products division decreased 4.9% to $420.1 million in 2001, down $21.6 million from 2000. Excluding the favorable impact of sales from the Joan acquisition during 2001 of approximately $31.4 million, net sales would have decreased 12.0%. The decrease, excluding the impact of the Joan acquisition, was due primarily to lower North American vehicle production and a reduction in headliner fabric business offset partially by increased Chrysler Sebring and Ford Thunderbird convertible volumes, as compared to fiscal 2000.

      Gross Margin: For 2001, gross margin was 12.0%, down from 14.0% in 2000. This decrease is primarily a result of decreased operating leverage related to lower volumes in both North America and Europe. Additionally, during 2001 gross margin was adversely impacted by the following items:

•	TAC-Trim Acquisition: Due to the closing of the TAC-Trim acquisition on December 20, 2001, the Company incurred eleven days of fixed costs during a normal industry shutdown period with less than $6 million in sales. This resulted in a gross margin loss for the eleven days of $4.2 million.

•	Launch Costs: The Company incurred launch costs during the second and third quarters of 2001 related to the Ford Thunderbird convertible program in the Company’s Specialty Automotive Products division. In Europe, the Company’s plastics facility in the UK experienced difficulties principally related to an outside paint supplier on the launch of the new BMW R50 (Mini) program during the second half of 2001.

•	Integration Costs: The Company incurred $2.5 million of costs during the fourth quarter of 2001 related to acquisition integration. The majority of these costs related to the Becker and Joan acquisitions.

•	Facility Closure Costs: In addition, during 2001, the Company incurred $2.5 million of costs related to the sale of the retail/commercial floormat business in North America and the shutdown of a small accessory floormat facility.

      These unfavorable items as well as the impact of customer price reductions were partially offset by purchasing savings, commercial recoveries and improvements in operating performance at NAAIS and our fabrics operations.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2001 were $164.4 million, compared to $158.5 million in 2000. Relative to 2001, the comparable 2000 period included an extra week of costs due to the fiscal year change mentioned earlier. The increase is primarily due to additional costs assumed from acquisitions ($7.4 million), credits in 2000 relating to a pension related actuarial benefit and the sale of property (totaling $2.0 million) and additional expense in 2001 related to management incentive compensation plans of $3.0 million. These items more than offset the benefit in 2001 of cost reductions from earlier restructuring programs and reduced spending. As a percentage of sales, selling, general and administrative expenses were 9.0% and 8.3% for 2001 and 2000, respectively.

      Restructuring Charge: During 2001, the Company undertook two restructuring programs resulting in charges totaling $18.8 million. The goal of the first quarter of 2001 restructuring program (charge of $9.2 million) was to de-layer management in the North American, European and Specialty operations. The second program resulted in a fourth quarter charge of $9.6 million. The objective of this program was to downsize three facilities in North America via better utilization of manufacturing and warehouse floor space (including associated headcount reductions) and to reduce headcount in our Mexican operations. The pre-tax $18.8 million charge includes $11.2 million of severance costs and $7.6 million of asset impairment charges.

      Operating Income Highlights by Division: Operating income at NAAIS declined to $73.9 million for 2001 from $87.2 million for the prior year. The decline in NAAIS operating income primarily reflected the impact of lower North American production volumes as well as customer price reductions and restructuring charges, partially offset by purchasing savings and improvements in operating performance at certain carpet and acoustic facilities in the United States. The results for 2001 also included costs of $3.2 million related to the sale of the retail/commercial floormat business and the shutdown of a small accessory floormat facility. These items were somewhat offset by commercial recoveries, changes in customer pricing accruals, incremental operating income from the Becker acquisition and benefits from restructuring actions.

      Operating income at EAIS declined to a loss of $22.3 million for 2001 from income of $1.1 million for 2000. The decline in EAIS operating income primarily reflected the impact of product mix and customer price reductions along with the recognition of restructuring charges. Additionally, EAIS operating performance was adversely impacted by launch costs associated with the BMW R50 (Mini) during the second half of 2001 as well as a $1.1 million loss on the sale of a small metal pressing operation in the UK in the third quarter of 2001. Benefits from earlier restructuring programs and purchasing savings reduced the negative impact of these items.

      Operating income at the Specialty Automotive Products division declined to $13.0 million for 2001 from $22.8 million for 2000. The decline in Specialty Automotive Products division operating income primarily reflects expenses incurred due to the ramp-up of the Chrysler Sebring convertible in the early part of 2001, the start-up of the new Ford Thunderbird convertible in mid-year 2001 and the impact of restructuring charges. Margins, as a percentage of sales, for the fabrics business remained consistent with 2000, as better operating performance and benefits of added volume from the Joan acquisition offset the margin impact of lower net sales driven by lower industry production and reduction in headliner fabric business.

      Interest Expense: Interest expense for 2001 decreased $12.3 million to $84.3 million as compared to 2000. The decrease in interest expense is primarily attributed to lower average debt balances resulting from the Heartland Transaction, and lower borrowing rates in North America partially offset by increased amortization of debt issue costs resulting from the Heartland Transaction. The benefit of working capital reductions and sale and leaseback transactions also offset increased borrowings related to acquisitions.

      Loss on Sale of Receivables: The Company sells on a continuous basis, through its Carcorp subsidiary, an interest in a pool of accounts receivable. In connection with the sale of accounts receivables, a loss of $10.8 million was recognized during 2001, compared to a loss of $9.2 million for 2000. Included in the 2001 and 2000 losses were up-front fees related to the new accounts receivable facilities put in place during both periods. In December 2001, the Company entered into a new larger facility in connection with the TAC-Trim acquisition, resulting in up-front fees of $5.6 million. During the first quarter of 2000, the Company incurred fees of $1.6 million associated with a new accounts receivable securitization replacing one that had expired. Excluding these expenses, the remaining decrease of $2.4 million, is primarily due to lower interest rates during 2001.

      Subsidiary Preferred Stock Requirements: The Company’s subsidiary, Collins & Aikman Products Co. (“C&A Products”) issued to the seller preferred stock with a $326 million liquidation value and an estimated fair market value of $146.9 million in connection with the TAC-Trim acquisition. The 2001 charge represents dividends accrued of $1.5 million and accretion of discount of $0.9 million.

      Other Expense (Income): The Company recognized other expense of $6.4 million in 2001, compared to other expense of $1.5 million in 2000. The increase in other expense resulted primarily from an $8.1 million loss on the sale and leaseback of real estate transactions completed during the second and fourth quarters of 2001, offset by a gain of $6.1 million on shares received as result of the Prudential Financial demutualization and Initial Public Offering. The remaining increase in expense is primarily due to higher foreign currency transaction losses.

      Income Taxes: The Company recognized an income tax benefit of $18.6 million in 2001 compared to an income tax expense of $2.2 million in 2000. The overall effective tax rate for 2001 was 27.2 percent compared to 276 percent for 2000. Certain state taxes and permanent differences, that do not fluctuate with income, such as non-deductible goodwill and dividends and accretion of preferred stock impacted the effective rate by: (1) reducing the effective tax rate when a loss exists and a tax benefit is recorded, or (2) increasing the effective tax rate when we have income and tax expense is recorded.

      Discontinued Operations: During 2001, the Company received payments on environmental claims related to discontinued operations of $14.5 million. During 2000, the Company settled claims for certain other environmental matters for $20.0 million. In fiscal 2001 and 2000, $8.8 million and $6.6 million were recorded as income from discontinued operations, respectively, net of income taxes of $5.7 million and $4.4 million, respectively.

      Extraordinary Charge: During 2001 and 2000, the Company recognized extraordinary charges of $5.3 million and $0.7 million, respectively. Of the 2001 charge, $5.0 million represents a charge off of debt issue costs associated with our old credit facility, which was replaced by a new credit facility entered into in conjunction with the Company’s TAC-Trim acquisition. In addition, during 2001 and 2000 charges were recorded in connection with the repurchase of JPS Automotive Senior Notes at prices in excess of carrying values of $0.3 million and $0.7 million, respectively.

      Net Income: The combined effect of the foregoing resulted in a net loss of $46.2 million for 2001, compared to net income of $4.5 million in 2000.

     2000 Compared to 1999

      The Company’s 2000 fiscal year consisted of 53 weeks as compared to a 52-week year in fiscal 1999. Therefore, all sales and associated costs and expenses were impacted by the longer reporting period in fiscal 2000. In a 53-week year, the Company’s policy is to include the additional week in the first quarter of the year.

      Net Sales: Net sales of $1,901.8 million for 2000 were relatively flat compared to the prior year. Net sales for the NAAIS division increased 2.1% to $1,175.6 million, up $23.9 million from 1999. The increase in sales was primarily driven by higher industry production volume as well as a favorable product mix. Net sales for the EAIS division decreased 7.1% to $284.5 million, down $21.9 million from 1999. This decrease was primarily due to the negative impact of foreign currency translation offset by slightly higher industry production volume. Net sales for the Specialty Automotive Products division were relatively flat with the prior year at $441.7 million. Production volume increases in the fabrics business were offset largely by lower convertible volumes, primarily due to a reduction in Chrysler Sebring production levels.

      Gross Margin: Gross margin was 14.0% in 2000, down from 15.0% in 1999. This decrease was primarily due to one-time costs related to various commercial customer recovery issues, performance issues at the Springfield operation, certain asset write-offs, lower convertible build volumes and operating issues relating to the relocation of headliner production to the Farmville facility. These decreases were partially offset by the benefits recognized from a restructuring program implemented in 1999 and 2000 and improved performance at the Manchester, Michigan plastics facility.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 3.8% to $158.6 million, up $5.8 million from 1999. The increase is primarily due to one-time costs related to the aforementioned commercial customer recovery issues and the impact of an additional week in the first quarter of fiscal 2000 partially offset by one-time pension-related actuarial benefits driven by the restructuring program and the reduction of the Company’s bonus accrual. As a percentage of sales, selling, general and administrative expenses increased to 8.3% in 2000, compared to 8.0% in 1999.

      Operating Income Highlights by Division: Operating income for the NAAIS division decreased by 2.5% to $87.2 million, operating income for the EAIS division decreased to $1.1 million from $2.3 million and operating income for the Specialty Automotive Products division decreased by 42.4% to $22.8 million for the reasons described above.

      Restructuring Charge: the Company recognized a $33.4 million charge in 1999 relating to its 1999 reorganization plan.

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

      Loss on the Sale of Receivables: In connection with receivables sales, a loss of $9.2 million was recognized in 2000, compared to a loss of $5.4 million in 1999. During the first quarter of 2000, the Company entered into a new accounts receivable securitization arrangement resulting in one-time expenses for initial fees totaling $1.6 million. The remaining increase is due to higher interest rates and increased sales of eligible receivables. The prior securitization facility expired and a new facility came into effect on December 27, 1999.

      Other Expense: The Company recognized other expense of $1.5 million, compared to other expense of $2.2 million in 1999. The decrease is primarily due to lower option premiums resulting from a lower volume of hedging activity in 2000 offset, partially by increased foreign exchange transaction losses and higher losses from joint ventures in 2000.

      Income Taxes: The Company recognized income tax expense of $2.2 million in 2000, compared to income tax expense of $0.2 million in 1999. The Company’s effective tax rate was 276% in 2000, compared to (22%) in 1999. The increase in the Company’s effective tax rate is primarily due to the impact of prior year non-recurring tax credits, along with the effects of certain state taxes and non-deductible goodwill, which do not fluctuate with income.

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

      Cumulative Effect of a Change in Accounting Principle: The Company adopted the provisions of Statement of Position No. 98-5, “Reporting on the Cost of Start-Up Activities” (“SOP 98-5”) at the beginning of 1999. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The cumulative effect of adopting SOP 98-5 resulted in a charge of $8.8 million, net of income taxes of $5.1 million, in 1999.

      Net Income (Loss): The combined effect of the foregoing resulted in net income of $4.5 million in 2000, compared to a net loss of $(10.2) million in 1999, which included a restructuring charge of $33.4 million.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $73.9 million and $20.9 million at December 31, 2001 and December 31, 2000, respectively. The Company had $253.1 million of unutilized availability under its credit facility and the accounts receivable facility as of December 31, 2001. The total was comprised of $106.4 million under the Company’s revolving credit facility (including $75.0 million available to certain Canadian subsidiaries), $118.6 under the accounts receivable facility and approximately $28.1 million under bank demand lines of credit in Canada, Austria, South America and other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $68.6 million as of December 31, 2001.

      The Company’s principal source of funds is cash generated from continuing operating activities, borrowings under credit agreement facilities, and the sale of accounts receivable under accounts receivable facilities and the issuance of common stock. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company seeks to further improve working capital management and continue to utilize a lease financing strategy.

     Operating Activities

      Net cash provided by the continuing operating activities of the Company was $131.4 million for the year ended December 31, 2001, compared to $130.9 million for the year ended December 31, 2000. The increase in cash provided by operating activities is due primarily to the increase in cash generated from reductions in working capital (primarily facilitated by receivable collections at TAC-Trim and a decrease in inventory volumes), partially offset by a decrease in income from continuing operations.

     Investing Activities

      During 2001, C&A Products entered into sale and leaseback transactions that generated net proceeds of $86.2 million. See the information under the heading “— Leases” for additional discussion.

      As discussed above in “— Recent Acquisitions,” during 2001 the Company completed several key acquisitions. Cash consideration, net of cash received and including acquisition fees, was $61.8 million for Becker, $102.0 million for Joan and $589.4 million for TAC-Trim.

      Additional acquisition costs in the amount of $7.3 million resulted from purchasing the remaining 50% interest of a joint venture established in the UK to manufacture automotive interior fabrics and the acquisition of the remaining 25% interest in Collins & Aikman Carpet and Acoustics, SA. De C.V (an automotive supply operation primarily of acoustical and plastic components in Sweden, Belgium and France).

     Financing Activities

      At December 31, 2001, the Company had total outstanding indebtedness of $1,301.9 million (excluding short-term borrowings and approximately $68.6 million of outstanding letters of credit) at a weighted average interest rate of 9.82% per annum. Comparatively, at December 31, 2000, the Company had total indebtedness of $884.0 million.

      During 2001, Heartland, and certain other investors, acquired 57.0 million shares of common stock from the Company at a price of $5.00 per share, representing a cash investment in the Company of $285.0 million before fees and expenses. Net proceeds paid to the Company from the equity transactions were $264.3 million. A portion of the proceeds were used to pay $10.7 million in transaction related costs to obtain change in control consents, fees related to term loan facilities and other amendments to credit agreement facilities. The remaining proceeds of $253.6 million were used to pay down a revolving credit facility and to fund part of the TAC-Trim acquisition.

      During 2001, C&A Products used proceeds from an amended and restated credit facility to retire all outstanding JPS Automotive 11 1/8% Senior Notes. The notes which were due June 2001, were repaid in full on March 28, 2001, at a redemption price equal to their principal amount with interest accrued to the redemption date. The Company recognized an extraordinary charge of $0.3 million in connection with this repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values. The amended and restated credit facility was repaid during 2001 with proceeds from various financing arrangements that the Company entered into as part of the TAC-Trim acquisition. These financing arrangements included entering into new Senior Credit Facilities and a new Receivables Facility along with the issuance of preferred stock of a subsidiary and Senior Notes due in 2011.

      The new senior credit facility consists of a revolving credit facility and tranche A and tranche B term loan facilities. The revolving credit facility will provide for revolving loans and extensions of credit up to a maximum principal amount of $175.0 million. A portion of the revolving credit facility will be available to Canadian subsidiaries in Canadian dollars and a portion of the revolving credit facility will be available in the form of letters of credit. The tranche A facility is comprised of term loans in an aggregate principal amount of $100.0 million and the tranche B facility is comprised of term loans in an aggregate principal amount of $300.0 million. The revolving credit facility, the tranche A term loan and the tranche B term loan mature in December 2005. Borrowings under the new senior credit facilities will bear interest at variable rates based on a spread to the adjusted LIBOR or a base rate, at our option. At December 31, 2001 the company had $400 million in term loans outstanding under this facility.

      On an ongoing basis, the Company has entered into an agreement to sell trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, wholly owned by the Company. The Company’s receivables subsidiary will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to a balance of $250 million, to bank-sponsored multi-seller commercial paper conduits under a committed facility. As of December 31, 2001, the Company had $118.6 million undrawn under the receivables facility.

      New receivables will be added to the pool as collections reduce previously sold receivables. The Company expects to service, administer and collect the receivables on behalf of the receivables subsidiary and the conduits. The proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. The receivables facility has a term of 364 days, extendible for additional 364-day periods with the agreement of all parties. The new receivables facility will be an important source of ongoing liquidity to the Company. This facility could be extended on less favorable terms and if it were not extended, the Company may be unable to obtain a replacement facility or otherwise find an alternative source of funds providing it with comparable liquidity.

      C&A Products issued Textron 182,700 shares of its series A redeemable preferred stock, 123,700 shares of series B redeemable preferred stock and 20,000 shares of series C redeemable preferred stock. The preferred stock was recorded at its estimated fair value of $146.9 million, which is less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value is based on market prices for securities with similar terms, maturities and risk characteristics, and includes a liquidation discount to reflect market conditions.

      C&A Products also issued $500 million of 10 3/4% Senior Notes due in 2011 in connection with the TAC-Trim acquisition. The Company also amended the existing $400 million of 11 1/2% senior subordinated notes due in 2006 to make each subsidiary guarantor of the Senior Notes a senior subordinated guarantor of the existing notes.

Outlook

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, net working capital increases, costs associated with the Company’s previously divested businesses, capital expenditures and lease expenses. The completion of the TAC-Trim acquisition on December 20, 2001 significantly increased debt levels and has added significant new liquidity requirements in order to launch part of TAC-Trim’s projected new book of business and to finance capital expenditures at TAC-Trim. Management believes the recent inflow of capital, debt financings and related refinancings of indebtedness provide adequate sources of liquidity for the Company.

     Contractual Obligations:

      Below is table that identifies the Company’s significant contractual obligations. Following the table is a more detailed description of these obligations.

	Payment due by Period

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years

	(in Millions)
Long-Term Debt	$1,301.9	$19.5	$51.4	$731.0	$500.0
Preferred Stock*	326.4				326.4
Operating Leases	284.0	57.2	94.1	47.5	85.2
Capital Expenditures	8.2	8.2
Total Obligations	$1,920.5	$84.9	$145.5	$778.5	$911.6

*	Mandatorily Redeemable Preferred Stock of Subsidiary

     Senior Secured Credit Facilities

      General: As noted in the liquidity section, the Company entered into a new senior secured credit facility that allows funding in the aggregate of up to $575 million. Borrowings under the credit facility are secured by all the assets of the Company and C&A Products and certain subsidiaries of each, and are unconditionally and irrevocably guaranteed jointly and severally by the Company and each existing and subsequently acquired or organized domestic subsidiaries (other than by the Company’s receivables subsidiary). Available funding under this credit facility is reduced if the program size or commitment level under the Company’s new receivable facility (discussed below) exceeds $250.0 million.

      Interest Rates and Fees: Borrowings bear interest, at the Company’s option, at either (a) adjusted LIBOR plus a 3.75% margin in the case of the revolving credit and tranche A facilities and 4.75% margin in the case of the tranche B facilities, in all cases subject to a minimum LIBOR of 3.00% or (b) the highest of (i) JPMorgan Chase Bank’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the base CD rate plus 1.0%. A commitment fee on any unused commitments under the revolving portion of the credit facility equal to 1% per annum is payable quarterly in arrears and is subject to adjustment based on attaining certain performance targets.

      Covenants: The credit facility requires that the Company meet certain financial tests, including, without limitation, the following tests: a maximum leverage ratio, a minimum interest coverage ratio and certain prescribed limitations on capital expenditures at levels to be agreed upon between the Company and the agents. The credit facility also contains customary covenants and restrictions, including, among others, limitations or prohibitions on declaring dividends and other distributions, redeeming and repurchasing capital stock, prepaying, redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, sale-leaseback transactions, preferred stock, capital expenditures, recapitalizations, mergers, acquisitions and asset sales and transactions with affiliates.

      Events of Default: The credit facility contains certain customary events of default, including, among others cross-default and cross-acceleration to other indebtedness (including to the receivables facility).

11 1/2% Senior Subordinated Notes due 2006

      C&A Products has outstanding $400 million in principal amount of 11 1/2% senior subordinated notes due 2006. In connection with the TAC-Trim acquisition, the Company amended the indenture governing these notes to make each subsidiary guarantor of the 10 3/4% Senior Notes due in 2011 a guarantor of these notes on a senior subordinated basis. The indenture governing these notes contains restrictive covenants (including, among others, limitations on indebtedness, restricted payments, liens, asset dispositions, change of control and transactions with affiliates) that are customary for such securities.

10 3/4% Senior Notes due 2011

      As discussed above, in connection with the TAC-Trim acquisition, Products sold $500,000,000 principal amount of 10 3/4% senior notes due 2011. The indenture governing these notes contains restrictive covenants (including, among others, limitations on indebtedness, restricted payments, liens, asset dispositions, change of control and transactions with affiliates) that are customary for such securities.

Mandatorily Redeemable Preferred Stock of Subsidiary

      General: As discussed above, as part of the consideration paid to Textron for the TAC-Trim acquisition, C&A Products issued mandatorily redeemable preferred stock to Textron with an estimated fair market value of $146.9 million and a liquidation value of $326.4 million.

      Dividends: Holders of this preferred stock are entitled to receive dividends accruing on the liquidation preference thereof at a rate of 11% per annum, in respect of dividend periods ending on or prior to July 1, 2003, and 15% per annum, in respect of dividend periods ending after July 1, 2003, in the case of the series A preferred stock, 12% per annum, in respect of dividend periods ending on or prior to July 1, 2003, and 16% per annum, in respect of dividend periods ending after July 1, 2003, in the case of the series B preferred stock, 12% per annum, in respect of dividend periods ending on or prior to July 1, 2003, and 16% per annum, in respect of dividend periods ending after July 1, 2003 and in the case of the series C preferred stock, in each case payable quarterly in arrears, commencing on April 1, 2002 and accumulating from the date of issuance. C&A Products may, at its option, elect to accrue up to an amount equivalent to 7% per annum of the dividends on the series A preferred stock, an amount equivalent to 8% per annum of the dividends on the series B preferred stock and an amount equivalent to 8% per annum of the dividends on the series C preferred stock in lieu of cash payment of such dividends and, in each case, any accrued dividends will be added to the liquidation preference of the applicable series of preferred stock. Under certain circumstances, C&A Products may, at its option, at all times through and including January 1, 2004 accrue up to the full amount of all dividends on the preferred stock in lieu of cash payment of such dividends and, in each case, any accrued dividends will be added to the liquidation preference of the applicable series of preferred stock.

      Liquidation Preference: Upon any voluntary or involuntary liquidation, dissolution or winding-up of C&A Products, holders of the preferred stock will be entitled to be paid out of the assets of C&A Products available for distribution to stockholders in the amount of $1,000 per share plus the aggregate amount of accrued dividends prior to any distribution to any holders of equity securities which rank junior to the preferred stock. In addition, upon any voluntary or involuntary liquidation, dissolution or winding-up of C&A

Products, the holders of series C preferred stock will be entitled to a participation in distributions to C&A Products’ common equity tied to any appreciation in the value of C&A Products’ common equity subsequent the issuance date, not to exceed an aggregate of $2 million for all series C preferred stock outstanding.

      Mandatory Redemption: C&A Products is required to redeem all of the series A preferred stock and series B preferred Stock outstanding on January 1, 2013 at a redemption price equal to 100% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption. C&A Products is also required to redeem all of the series C preferred stock outstanding on February 1, 2022 at a redemption price equal to 100% of the liquidation preference thereof, plus accrued and unpaid dividends to the date of redemption, plus common equity participation.

     Leases

      During 2001, C&A Products entered into sale and leaseback transactions for certain manufacturing equipment and non-manufacturing properties. The transactions resulted in the recognition of a $4.4 million net deferred asset that is being amortized over the lease term, and the recognition of an $8.7 million loss.

      During 2001, the Company received net proceeds (after fees) of approximately $86.2 million from sale and leasebacks of real property and equipment, which it used to reduce outstanding debt. The aggregate lease expenses associated with these leases will be $88.8 million, $12.5 million of which relates to 2002. To the extent permitted by the credit facility, the Company may enter into additional similar leasing arrangements from time to time. As part of these sale-leaseback transactions, C&A Products sold and contemporaneously leased back real property from unrelated third parties, and received net proceeds (after fees) of $46.4 million.

      In June 2001, the Company entered into sale-leaseback transactions with each of New King, L.L.C. (“New King”) and Anchor Court, L.L.C. (“Anchor Court”), which are affiliates of Becker Ventures LLC. Becker Ventures is controlled by Charles Becker, a Company director. See the information under the heading “— Other Information — Effect of Transactions with Related Parties.”

      In connection with these sale-leaseback transactions, C&A Products sold and contemporaneously leased back real property located in Troy, Michigan and Plymouth, Michigan from New King and Anchor Court, respectively, for net proceeds of $15.1 million in aggregate. The initial lease term in each transaction is 20 years and each lease has two successive ten year renewal options. The basic rent for the Troy, Michigan property is $1.3 million per year, and the basic rent for the Plymouth, Michigan property is $.5 million per year. The rental rates in each case are subject to adjustment after expiration of the initial term.

      Prior to the TAC Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. Payments under the Textron leasing transaction are guaranteed by C&A Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three years with three one-year renewal options. As is customary, the documentation for the Textron leasing transaction incorporates covenants by reference, from the Company’s credit facility, that may be amended or waived by the senior lenders, and also contain events of default. See the information under the heading “— Other Information — Effect of Transactions with Related Parties.”

      The Company also has other equipment lease agreements with several lessors that, subject to specific approval, provide availability of funding for operating leases and sale and leasebacks as allowed in its other financing agreements.

      Refer to Note 12, “Leases” of the financial statements included in this report for information regarding future minimum lease payments.

     Capital Expenditures

      The Company makes capital expenditures on a recurring basis for replacements and improvements. During 2001, the Company had approximately $54.5 million in capital expenditures for continuing operations. Capital expenditures will materially increase with the expanded book of business in 2002 and in future years will depend upon demand for our products and changes in technology. Estimates for capital expenditures in 2002 range from approximately $130 to $150 million. A portion of capital expenditures may be financed through leasing arrangements.

     Sources of Liquidity

      The table below identifies the Company’s significant sources of liquidity:

	Availability Expiration Per Period

	Maximum
	Amount	Less than
	Available	1 year	1-3 years	4-5 years	After 5 years

	(in millions)
Receivable Facility	250.0	$250.0	—	—	—
Revolving Credit Facility(1)	175.0	—	—	175.0	—
Lines of Credit	55.0	55.0	—	—	—
Total Available	$480.0	$305.0		$175.0	$—

(1)	At December 31, 2001, $68.6 million of outstanding letters of credit reduce the maximum amount available under the Revolving Credit Facility.

     Receivables Facility

      General: As discussed above, in connection with the TAC-Trim acquisition, the Company entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, wholly owned and consolidated by the Company. The receivables subsidiary (Carcorp) will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to $250 million, to various multi-seller commercial paper conduits supported by a committed liquidity facility. Upon sale to the conduit, Carcorp will hold a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company expects to service, administer and collect the receivables on behalf of Carcorp and the conduit. The proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. The term of the receivables facility will initially be 364 days, and may be extended for additional 364-day periods with the agreement of all parties.

      Restrictions: This receivables facility contains certain restrictions on Carcorp (including maintenance of $60.0 million net worth) and on the sellers (including limitations on liens on receivables, modifications of the terms of receivables, and changes in credit and collection practices) customary for facilities of this type. The commitments under the receivables facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy, default by the Company in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

     Commercial Commitments

      Following is a discussion of significant commercial commitments of the Company.

      Letters of Credit: The Company acquired a 50% interest in an unconsolidated Italian joint venture as part of the TAC-Trim acquisition. The Italian joint venture will incur indebtedness in connection with its ongoing capital expenditure program to service three new vehicle lines of Fiat at Fiat’s Cassina plant and other planned capital expenditures. The Company agreed to initially issue letters of credit of up to $10.0 million to support this debt. If such letters of credit are drawn, there can be no assurance that this Italian joint venture will have sufficient assets to reimburse the Company.

      Put and Call Arrangement: The Company entered into a put and call arrangement with respect to the 50% interest in the Italian joint venture. The arrangement permits Textron to require the Company to purchase Textron’s interests in the joint venture for an aggregate of approximately $23.1 million, subject to an increase by $5.0 million under certain circumstances, after the third anniversary of closing. Additionally, the arrangement permits the Company to require Textron to sell its interests in the joint venture to the Company for fair market value following the third anniversary of the closing. The Company cannot be sure that it will have adequate liquidity to satisfy any put, or exercise any call, of the Textron interest.

      In addition, the Company’s credit facility may restrict such further acquisition or any further financing of the joint venture. While the Company will be permitted, and required, to provide certain guarantees and letters of credit support, it may not be permitted to further finance the joint venture and this may adversely affect the value of the interests which the Company could be required to purchase at a fixed price in the future.

      Contingent Consideration and Purchase Price Adjustments: Under the TAC-Trim acquisition agreement, the purchase price paid by the Company is subject to adjustment based upon working capital and debt levels and the seller is entitled to a return of any cash left in the business at closing and reimbursement of certain capital expenditures made by it after September 30, 2001. These payments may be considerable and are presently subject to review under the terms of the acquisition agreement. Becker Ventures holds 4.0 million shares of the Company which were acquired as part of the financing for the TAC-Trim acquisition. Mr. Becker is the managing member of Becker Ventures and holds a controlling interest in Becker Ventures.

      As part of the TAC-Trim acquisition agreement, the Company may be obligated to make additional aggregate payments to Textron of $15 million to $125 million in the event that the Company’s cumulative EBITDA (which is defined in the purchase agreement to adjust for the expected effect of acquisitions after the closing of the TAC-Trim acquisition and the related financings) for the five year period ending December 31, 2006 is between $2,908 million and $4,691 million.

      If the Company’s material debt instruments prohibit this payment, then it will be entitled to issue additional preferred stock having terms equivalent to the series B preferred stock, except that it will be required to mandatorily redeem such preferred stock at its liquidation preference, with accrued and unpaid dividends, at such time as, and to the extent that, it is permitted to do so under our material debt instruments. In addition, under the TAC-Trim acquisition agreement, the Company is permitted to use the “Textron” name for 18 months in exchange for payments of $13.0 million on December 15, 2002 and $6.5 million on December 15, 2003.

Other Information

Effects of Certain Transactions with Related Parties

     Heartland Transactions

      The Company is a party to a services agreement with Heartland under which Heartland provides it with advisory and consulting services, including services with respect to developments in the automotive industry and supply markets, advice on financial and strategic plans and alternatives and other matters as it may reasonably request and are within Heartland’s expertise. The services agreement terminates on the earlier of its 10th anniversary or the date upon which Heartland ceases to own Company shares equivalent to 25% of that owned by them on February 23, 2001.

      Under the services agreement, the Company is obligated to pay to Heartland a $4.0 million annual advisory fee on a quarterly basis and to reimburse its out-of-pocket expenses related to the services it provides. The Company has also agreed to pay a fee of 1% of the total enterprise value of certain acquisitions and dispositions. In connection with Heartland’s initial investment in the Company on February 23, 2001, it paid Heartland a fee of $12.0 million and reimbursed it for its reasonable out-of-pocket expenses incurred in connection with its initial investment. A fee of $12.5 million was paid by the company to Heartland as a result of its advisory services in connection with the TAC-Trim acquisition.

     Charles E. Becker Transactions

      In July 2001, the Company completed the acquisition of Becker. As a result of the Becker acquisition and a purchase of Company common stock immediately afterwards, Charles Becker became one of the Company’s principal stockholders. Charles Becker became Vice Chairman and a member of the Company’s Board of Directors upon closing of the Becker acquisition. The Company agreed to make $18.0 million in non-compete payments over five years to Mr. Becker at the time of the acquisition. In addition, Becker Ventures, an affiliate of Mr. Becker, acquired additional shares of Company common stock as part of the financings in connection with the TAC-Trim acquisition at a price of $5.00 per share.

      As discussed above under “—Leases,” the Company is a party to certain sale-leaseback transactions with certain affiliates of Becker Ventures LLC, an entity that is controlled by Charles Becker, a director of the Company. The purpose of these sale-leaseback transactions was to reduce the Company’s outstanding debt. The Company believes that the terms of the sale-leaseback transactions with Becker Ventures are on terms substantially similar to those which could have been negotiated in arms-length transactions of the same type. These sale-leaseback transactions were authorized by the independent members of the Company’s board of directors.

     Elkin McCallum Transactions

      In September 2001, the Company completed the acquisition of Joan Automotive Industries, a leading supplier of bodycloth to the automotive industry, and all of the operating assets of Joan’s affiliated yarn dying operation, Western Avenue Dyers, L.P. As a result of the Joan acquisition, Joan Fabrics Corp., a company controlled by Elkin McCallum, became a principal stockholder of the Company. Upon completion of the Joan acquisition, Mr. McCallum became a member of the Company’s Board of Directors.

      In connection with the Joan acquisition, the Company entered into a Supply Agreement dated September 21, 2001 (the “Supply Agreement”) with Main Street Textiles, L.P. (“Main Street”). Main Street is controlled by Elkin McCallum, a director of the Company. Under the Supply Agreement, the Company agreed to purchase all of its requirements for flat woven automotive fabric from Main Street for a five year period beginning on the date of the Supply Agreement. The prices which the Company will pay for fabric under the agreement will equal the costs of the raw materials plus an amount which represents Main Street’s standard labor and overhead costs incurred in manufacturing fabric for us. During the term of the Supply Agreement, Main Street is prohibited from manufacturing automotive fabric products for third parties without the Company’s prior consent but may sell seconds and close-out items in bona fide transactions. The Supply Agreement is also terminable by mutual written consent, upon the occurrence of certain events of bankruptcy, the appointment of a receiver or trustee, an assignment for the benefit of creditors, or in the event of a material breach. In addition, either party may terminate the Supply Agreement upon 270 days prior notice to the other party in the event that the parties are unable to agree on the pricing of fabric covered by the Supply Agreement.

      The Company is also a party to a Transition Services Agreement dated September 21, 2001 with Joan Fabrics Corporation (“Joan Fabrics”), another company controlled by Mr. McCallum. Under this agreement Joan Fabrics will provide C&A Products with transitional and support services for a period not to exceed twelve months in order to support the continued and uninterrupted operation of the businesses acquired by C&A Products in the Joan acquisition. As a part of these services, pending the Company’s disassembly and removal of machinery and equipment that we purchased from Joan Fabrics, Joan Fabrics will use that machinery and equipment to manufacture for us all of our requirements for some types of knitted and woven automotive fabrics. The terms of the Company’s agreement with respect to this fabric production are substantially similar to those under the Supply Agreement.

      Mr. McCallum became a related party as a result of the Joan acquisition. The terms of the Supply Agreement and the Transition Agreement were reached through arms-length negotiations prior to Mr. McCallum becoming a related party.

     Textron Transactions

      As discussed above under “—Leases,” “Business — Technology and Intellectual Property,” “Business — Joint Ventures” and “— Put and Call Arrangement” the Company is a party to various agreements and transactions with Textron. Textron became a related party as a result of its receipt of the consideration in the TAC-Trim acquisition.

Discontinued Operations

      Net cash flows from discontinued operations in 2001 were $12.2 million, representing recoveries, net of cash outflows. However, the Company has significant obligations related to post-retirement, casualty, environmental, product liability, lease and other liabilities of discontinued operations. The nature of many of these contingent liabilities is such that they are difficult to quantify and uncertain in terms of amount. The company has accrued $10.0 million for casualty reserves, $38.9 million for post retirement costs and $40.7 million for environmental and product liability costs. Based upon the information available to management and the Company’s experience to date, the Company believes that these liabilities will not have a material effect on our financial condition, results of operations or cash flows. In addition, the Company has primary, excess and umbrella insurance coverage for various periods that the Company expects to cover certain of these liabilities. However, there can be no assurances that contingent liabilities will not arise or that known contingent liabilities or related claims will not exceed the Company’s expectations or that insurance will be available to cover these liabilities. Because the cash requirements of the Company’s operations are substantially a function of these contingencies, it is possible that actual net cash requirements could differ materially from the Company’s estimates.

Recent and Future Reorganization Plans

      In 1999 a reorganization was undertaken to reduce costs, improve operating efficiencies throughout the operations and to more effectively respond to the OEMs’ demand for complete interior trim systems and more sophisticated components. In general, the reorganization involved, among other things; the reorganization of Company’s operating segments, the closure or sale of various facilities, and the termination of approximately 1,000 employees.

      Upon final completion of the 1999 reorganization plan, as modified in 2000, the Company recognized a pre-tax restructuring charge of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commission contracts.

      During the first quarter of 2001, the Company undertook a restructuring program resulting in a charge of $9.2 million. The goal of this restructuring program is to further de-layer management in the North American, European and Specialty operations. The pre-tax $9.2 million charge includes $8.4 million of severance costs and $0.8 million of asset impairments.

      During the fourth quarter of 2001, the Company incurred charges totaling $9.6 million including $2.8 million of severance costs and $6.8 million for the write-off of long-lived assets. The Company may elect to implement additional restructuring activities as opportunities to achieve cost savings arise in future periods.

Equity Financing

      Heartland has been a significant source of recent equity financing. There can be no assurances that Heartland will provide additional equity financing in the future. Although the Company’s common stock is publicly traded, the small public float of Company common stock and registration rights granted to certain Company stockholders may preclude the Company from being able to issue common stock in a future public offering.

Stock Repurchase Plan

      At December 31, 2001, approximately $1.0 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock at management’s discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company made no repurchases during the fiscal 2001 compared to share repurchases of approximately $.5 million for fiscal 2000.

Accounting Policies

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations, and therefore, actual results could differ from those estimates.

      Goodwill Impairment Testing: In June 2001, the FASB approved SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill will no longer be amortized. Amortization of goodwill resulting from business combinations initiated prior to July 1, 2001, will cease as of January 1, 2002, and beginning July 1, 2001, goodwill resulting from business combinations initiated after June 30, 2001 was not amortized. Beginning in 2002, all goodwill and intangible assets will be tested at least annually for impairment in accordance with the provisions of SFAS No. 142. The Company continues to review the provisions of SFAS No. 142, but cannot determine the complete impact of the standard until such time as it can complete the first-step of a two-step impairment test. The first-step will be performed by June 30, 2002. If an impairment loss were identified as a result of these tests, it would be reported as a cumulative effect of a change in accounting principle.

      Realization of Deferred Tax Assets: Assessing the need for and amount of a valuation allowance for deferred tax assets requires significant judgment. The fact that a benefit may be expected for a portion but not all of a deferred tax asset increases the judgmental complexity. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character in either the carryback or carryforward period under the tax law.

      During 2001, Heartland acquired approximately 60 percent of the outstanding shares of the Company. This constituted a “change in control” that results in annual limitations on the Company’s use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of “built-in gain” or “built-in loss” in the Company’s assets at the date of the “change in control”. Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets. Management has reviewed the Company’s operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $141.7 million at December 31, 2001 will be realized.

      Management took into consideration, among other factors, the expected impact of current year acquisitions, the impact of recent restructuring plans, and the infusion of cash from Heartland. These factors along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in reaching this conclusion. The Company’s ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

      Environmental Contingencies: The Company is subject to federal, state, local and foreign environmental, and health and safety, laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses in order to maintain compliance with such requirements and (ii) impose liability relating to contamination at facilities, and at other locations such as former facilities, facilities where the

Company has sent wastes for treatment or disposal, and other properties to which the Company may be linked. Such liability may include, for example, investigation and clean-up of the contamination, personal injury and property damage caused by the contamination, and damages to natural resources. Some of these liabilities may be imposed without regard to fault, and may also be joint and several (which can result in a liable party being held responsible for the entire obligation, even where other parties are also liable).

      Management believes that it has obtained, and is in material compliance with, those material environmental permits and approvals necessary to conduct the Company’s various businesses. Environmental compliance costs for continuing businesses are accounted for as normal operating expenses or capital expenditures, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time of an acquisition are generally charged to reserves established in purchase accounting. The Company accrues for environmental remediation costs when such obligations are known and reasonably estimable. In the opinion of management, based on the facts presently known to it, such environmental compliance and remediation costs will not have a material adverse effect on the Company’s business, consolidated financial condition or future results of operations.

      The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. At some of these sites the Company has been notified that it is a potentially responsible party (“PRP”) under the federal Superfund law or similar state laws. Other sites at which we may be responsible for contamination may be identified in the future, including with respect to divested and acquired businesses.

      The Company is currently engaged in investigating or remediating certain sites. In estimating the cost of investigation and remediation, the Company has considered, among other things, prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency (“USEPA”), the professional judgment of the Company’s environmental experts, outside environmental specialists and other experts, and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including:

•	incomplete information regarding particular sites and other PRPs;

•	uncertainty regarding the nature and extent of environmental problems and the Company’s share, if any, of liability for such problems;

•	the ultimate selection among alternative approaches by governmental regulators;

•	the complexity and evolving nature of environmental laws, regulations and governmental directives; and

•	changes in cleanup standards.

      The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company records reserves for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of December 31, 2001, total reserves for those contingent environmental liabilities are approximately $59.6 million.

      In the opinion of management, based on information presently known to it, identified environmental costs and contingencies will not have a material adverse effect on our consolidated financial condition, future results of operations or cash flows. However, we can give no assurance that we have identified or properly assessed all potential environmental liability arising from our business or properties, and those of our present and former subsidiaries and their corporate predecessors.

      Allowance for uncollectible accounts: The allowance for uncollectibles provides for losses believed to be inherent within the company’s “Accounts and Other Receivables,” (primarily trade receivables and the retained interest in the receivables facility). Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for uncollectibles is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

      Valuation of Mandatorily Redeemable Preferred Stock of Subsidiary: The Company issued preferred stock as part of the consideration given to Textron in the TAC-Trim acquisition. The preferred stock is recorded at fair value, which is less than the liquidation value of $1,000 per share or $326.4 million. Since the preferred stock is not publicly traded the use of an estimated fair value was required. The Company estimated the fair value to be $146.9 million based on market prices for securities with similar terms, maturities and risk characteristics, and included a liquidation discount to reflect market conditions. The difference between the initial recorded value and the initial liquidation preference will be accreted over the life of the stock.

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

Interest Rate Exposure

      The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s variable rate debt obligations. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at December 31, 2001.

      The tables below provide information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. The table presents principal cash flows and related interest rates by expected maturity dates for the Company’s debt obligations. The instrument’s actual cash flows are denominated in U.S. dollars (dollar amounts in millions).

	Expected Maturity Date												Fair Value
													December 31,
	2002		2003		2004		2005		2006	Thereafter	Total		2001

	(in millions)
Debt:
Fixed rate ($US)	—		—		—		—		400.0	500.0	900.0		830.5
Average interest rate	—		—		—		—		11.5%	10.75%
Variable rate ($US)	18.0		23.0		28.0		331.0		—	—	400.0		400.0
Average interest rate	(A	)	(A	)	(A	)	(A	)	—	—	(A	)

(A)	Borrowings bear interest at variable rates based on a spread to the adjusted LIBOR rate or, at the Company’s option, a base rate. The Company is sensitive to interest rate changes and based upon amounts outstanding at December 31, 2001, a 0.5% increase in the weighted average interest rate (6.9% at December 31, 2001) would increase interest costs by approximately $2.0 million annually.

Currency Rate Exposure

      The Company is subject to currency rate exposure primarily related to foreign currency purchase and sale transactions and intercompany and third party loans. The primary purpose of the Company’s foreign currency hedging activities is to protect against the volatility associated with these foreign currency exposures. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months.

      At December 31, 2001, the Company had outstanding the following foreign currency forward and option contract amounts (amounts in millions, except average contract rate):

Currency	Currency		Weighted Average Contract	Unrealized
(Pay)	(Receive)	Contract Amount	Rate Per Convention	Gain (loss)

Euro	GBP	$27.7	0.62202 GBP per EUR	0.3
GBP	Euro	$15.4	0.61071 GBP per EUR
GBP	USD	$113.1	1.44536 USD per GBP	(0.5)
USD	GBP	$13.0	1.43382 USD per GBP	0.2
Euro	USD	$40.1	0.89524 USD per Euro	0.3
USD	Euro	$1.5	0.89799 USD per Euro
CAD	USD	$400.7	1.59286 CAD per USD	2.1
USD	CAD	$21.1	1.57137 CAD per USD	(0.3)
SEK	GBP	$38.3	15.69660 SEK per GBP	(1.1)
GBP	SEK	$4.1	15.31879 SEK per GBP
SEK	USD	$1.7	10.73600 SEK per USD
SEK	Euro	$0.9	9.74950 SEK per EUR
MXN	USD	$2.8	9.85200 MXN per USD	(0.2)

      These amounts include option contracts with an aggregate notional amount of $122.2 million outstanding at December 31, 2001 with a weighted average strike price of $1.62 CAD per USD. For additional information on hedging activity see “Note 5. — Notes to Consolidated Financial Statements.”

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

      On January 1, 2001, eleven of the fifteen member countries of the European Union adopted the Euro as their common currency. The conversion did not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 8.     Financial Statements and Supplementary Data

      See the Consolidated Financial Statements of Collins & Aikman Corporation and subsidiaries included herein and listed on the Index to Financial Statements set forth in Item 14 (a) of this Form 10-K report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 10, 2001, the Company notified Arthur Andersen LLP that it was changing its independent accountants to PricewaterhouseCoopers LLP for the fiscal year ending December 31, 2001. The Audit Committee of the Board of Directors and the Board of Directors of the Company approved the decision to replace Arthur Andersen LLP. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 was filed on April 2, 2001. It included financial statements covering each of the past two fiscal years ended December 31, 2000 and December 25, 1999, accompanied by the report of Arthur Andersen LLP. Such report did not include any adverse opinion or disclaimer of opinion, or any qualification as to audit scope or accounting principles.

      During the fiscal years ended December 31, 2000 and December 25, 1999 there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope. During this period, there were also no disagreements which, if not resolved to the satisfaction of

Arthur Andersen LLP, would have caused them to make reference to the subject matter of such disagreement in their reports on the financial statements for such years.

      During the fiscal years ended December 31, 2000 and December 31, 1999, PricewaterhouseCoopers LLP had not been engaged as an independent accountant to audit either the financial statements of the Company or any of its subsidiaries, nor had it been consulted regarding the application of the Company’s accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

      As a result of its 1999 audit, Arthur Andersen LLP reported material weaknesses in the Company’s internal control systems. The identified conditions specifically related to four of the Company’s foreign locations, most of which were recently acquired. These weaknesses were primarily attributable to the effects of implementing a new computer system as part of the Company’s acquisition integration strategy and Year 2000 compliance efforts. Issues at these locations primarily related to the detail records supporting the general ledger and staff training needs. As a result, in 2000, the Company committed significant resources to addressing the issues, including the re-implementation of certain systems, implementing an internal audit function and replacing controllers at three of the four locations. The Company made significant progress in addressing these issues; however, Arthur Andersen LLP continued to report material weaknesses following its 2000 audit because two of these four foreign locations were assessed as continuing to have similar material weaknesses as in 1999. Improvement efforts at these locations were hampered by personnel turnover and continuing acquisition integration efforts.

      Arthur Andersen LLP did not modify its report on the Company’s 1999 and 2000 audited financial statements as a consequence of these material weaknesses.

      The Company is continuing its efforts to address these matters and believes that it has corrected all these matters during 2001.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

Item 11.     Executive Compensation

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

Item 13.     Certain Relationships and Related Transactions

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2002 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

      (a)(2) Financial Schedules:

      The following financial statement schedules of Collins & Aikman Corporation for the fiscal years ended December 31, 2001, December 31, 2000, and December 25, 1999 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.

Page
Number

Schedule I — Condensed Financial Information of the Registrant	S-1
Schedule II — Valuation and Qualifying Accounts	S-1

      All other schedules, for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because they are not required, are inapplicable, or the information is included in the Consolidated Financial Statements or Notes thereto.

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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 14, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., Becker Group, L.L.C., CE Becker Inc., ME McInerney Inc., J Hoehnel Inc. and the individuals party thereto as sellers is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated July 13, 2001.
2.2	Agreement and Plan of Merger dated as of August 17, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001.
2.3	First Amendment to Agreement and Plan of Merger by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc dated as of September 21, 2001 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001.

Exhibit
Number	Description

2.4	Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.), which is incorporated by reference to Collins and Aikman Corporation Current Report on Form 8-k dated December 20, 2001 and filed on January 4, 2002. The Table of Contents of the Purchase Agreement listed as Exhibit 2.4 contains a list briefly identifying the contents of all omitted schedules and exhibits. Collins & Aikman Corporation will supplementally furnish a copy of any omitted schedule or Exhibit to the Commission upon request.
2.5	Asset Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc., which is incorporated herein by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
2.6	Asset Purchase Agreement dated as of August 17, 2001 by and among Collins & Aikman Products Co., Western Avenue Dyers, L.P., Elkin McCallum, Kerry McCallum, Penny Richards and Tyng Textiles LLC, which is incorporated by reference to Exhibit 2.3 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
2.7	First Amendment to Asset Purchase Agreement dated as of September 21, 2001, which is incorporated by reference to Exhibit 2.4 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
3.1	Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Collins & Aikman Corporation, which is incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
3.3	By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 27, 1996.
3.4	Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 28, 1995.
4.1	Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 21, 1994.
4.2	Indenture, dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996.
4.3	First Supplemental Indenture dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996.
4.4	Waiver dated as of October 27, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Plastics, Ltd., as Canadian Borrowers, Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 26, 1998.

Exhibit
Number	Description

4.5	Waiver dated as of December 22, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
4.6	Amendment and Waiver dated as of March 8, 1999, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics Ltd., Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
4.7	Tranche C Term Loan Supplement dated as of May 12, 1999 to the Credit Agreement dated as of May 28, 1998 among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics, Ltd., Collins & Aikman Corporation, the Financial Institutions parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
4.8	Indenture dated as of June 28, 1994, between JPS Automotive Products Corp., as Issuer, JPS Automotive L.P., as Guarantor and Shawmut Bank Connecticut, N.A., as Trustee, is hereby incorporated by reference to Exhibit 4.2 of JPS Automotive Corp.’s Registration Statement on Form S-1, Registration No. 33-75510.
4.9	First Supplemental Indenture, dated as of October 5, 1994, between JPS Automotive Products Corp. and JPS Automotive L.P., as Co-Obligors, and Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Report on Form 10-Q for the fiscal quarter ended October 2, 1994.
4.10	Second Supplemental Indenture, dated as of February 8, 2001, by and among Collins & Aikman Products Co., as Issuer, Collins & Aikman Corporation, as Guarantor, and First Union National Bank, as Trustee, which is incorporated by reference to Exhibit 4.11 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
4.11	Form of Warrant is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated July 13, 2001.
4.12	Certificate of Designation of Series A Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series C Redeemable Preferred Stock, which is incorporated herein by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report of Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.13	Indenture dated as of December 20, 2001 by and among Collins & Aikman Products Co., as Issuer, the Guarantors parties thereto, and BNY Midwest Trust Company, as Trustee, which is incorporated herein by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.14	Receivables Transfer Agreement dated as of December 20, 2001 by and among Carcorp, Inc., as Transferor, Collins & Aikman Products Co., individually and as Collection Agent, the persons parties thereto, as CP Conduit Purchasers, Committed Purchasers and Funding Agents and JPMorgan Chase Bank, as Administrative Agent, which is incorporated herein by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.

Exhibit
Number	Description

4.15	Amended and Restated Receivables Purchase Agreement dated as of December 20, 2001 among Collins & Aikman Products Co. and its wholly-owned direct and indirect subsidiaries named therein, as Sellers, and Carcorp, Inc., as Purchaser, and the other Sellers from time to time named therein, which is incorporated herein by reference to Exhibit 4.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.16	Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Deutsche Banc Alex. Brown Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Credit Suisse First Boston Corporation, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P.Morgan Bank Canada, as Canadian Administrative Agent, which is incorporated herein by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.17	Guarantee and Collateral Agreement dated as of December 20, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent, which is incorporated herein by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.18	Third Supplemental Indenture, dated as of December 20, 2001, among Collins & Aikman Products Co., Collins & Aikman Corporation, the Subsidiary Guarantors listed on the signature page thereto, and First Union National Bank (as successor in interest to First Union National Bank of North Carolina), which is incorporated herein by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
10.1	Stockholders Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners L.P., and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex E to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.2	Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.’s Report on Form 10-K for the fiscal year ended January 26, 1991.*
10.3	Employment Agreement dated as of July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation’s Report on Form 10-K for the fiscal year ended January 30, 1993.*
10.4	First Amendment to Employment Agreement dated as of February 24, 1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33- 53179) filed April 19, 1994.*
10.5	Second Amendment, dated as of October 3, 1996, to the Employment Agreement, dated as of July 22, 1992, as amended, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 26, 1996.*
10.6	Third Amendment dated as of August 1, 1997, to the Employment Agreement dated as of July 22, 1992, as amended, between the Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.35 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 27, 1997.*
10.7	Letter Agreement dated March 23, 1999 with an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.*

Exhibit
Number	Description

10.8	Amended and Restated Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.*
10.9	Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Form 10-K for the fiscal year ended December 26, 1998.*
10.10	Employment Agreement dated as of April 22, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 27, 1999.*
10.11	Employment Agreement, dated as of March 29, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 1, 2000.*
10.12	Employment Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.*
10.13	Employment Agreement, dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.14	Employment Agreement, dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.15	Letter agreement, dated as of May 12, 1999, with an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.*
10.16	Letter agreement, dated as of April 7, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.17	Letter agreement, dated as of July 13, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.18	Service contract between Collins & Aikman Products GmbH and an executive officer is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.19	Settlement Agreement dated as of April 27, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.20	Collins & Aikman Corporation 1998 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.*
10.21	Collins & Aikman Products Co. 2000 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.22	Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.*
10.23	Amendment to Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.12 of the Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.*
10.24	1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 29, 1995.*

Exhibit
Number	Description

10.25	1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.*
10.26	2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.27	1994 Directors Stock Option Plan as amended and restated is hereby incorporated by reference to Exhibit 10.15 to Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.*
10.28	Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 28, 1995.*
10.29	1994 Employee Stock Option Plan, as amended and restated through June 3, 1999 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999
10.30	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.31	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.32	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.33	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.34	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation’s report on Form 10-Q for the fiscal quarter ended March 28, 1998.*
10.35	Change in Control Agreement, dated August 9, 1999, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.36	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.37	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.38	Change in Control Agreement, dated July 26, 1999, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.28 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.39	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.29 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.40	Change in Control Agreement, dated as of April, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.*
10.41	Change in Control Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.*

Exhibit
Number	Description

10.42	Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.43	Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.44	Lease, executed as of the 1st day of June 1987, between Dura Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.
10.45	Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and Collins & Aikman Products Co. is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 29, 1994.
10.46	Equity Purchase Agreement by and among JPSGP, Inc., Foamex-JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996 is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 27, 1996.
10.47	Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex-JPS Automotive L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.48	Equity Purchase Agreement by and among Seiren U.S.A. Corporation, Seiren Automotive Textile Corporation, Seiren Co., Ltd. and Collins & Aikman Products Co. dated December 11, 1996, is hereby incorporated by reference to Exhibit 2.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.49	Acquisition Agreement between Perstorp A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.50	Agreement among Perstorp A.B., Perstorp GmbH, Perstorp Biotec A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins & Aikman Corporation’s current report on Form 8-K dated December 10, 1996.
10.51	Settlement and Amendment Agreement dated as of December 16, 1997 by and among Collins & Aikman Products Co., Perstorp A.B., Perstorp GmbH, Collins & Aikman Holding A.B., Collins & Aikman Automotive Systems GmbH, Collins & Aikman Automotive Systems N.V., Collins & Aikman Automotive Systems A.B. and Perstorp Components GmbH and related Letter Amendment Agreement is hereby incorporated by reference to Exhibit 10.38 of Collins & Aikman Corporation’s Report or Form 10-Q for the fiscal quarter ended September 26, 1998.
10.52	Acquisition Agreement dated as of December 9, 1996 among Collins & Aikman Products Co., Collins & Aikman Floor Coverings Group, Inc., Collins & Aikman Floor Coverings, Inc., CAF Holdings, Inc., and CAF Acquisition Corp. is hereby incorporated by reference to Exhibit 2.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.53	Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products Co., Joan Fabrics Corporation and MC Group Acquisition Company L.L.C., is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.54	Asset Purchase Agreement dated as of June 30, 1997 by and between JPS Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Current Report on Form 8-K dated July 24, 1997.

Exhibit
Number	Description

10.55	Closing Agreement dated July 24, 1997 between JPS Automotive L.P., Safety Components International, Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Current Report on Form 8-K dated July 24, 1997.
10.56	Amended and Restated Acquisition Agreement dated as of November 4, 1997 and amended and restated as of March 9, 1998, among Collins & Aikman Products Co., Imperial Wallcoverings Inc. and BDPI Holdings Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.57	Share Purchase Agreement, dated as of January 12, 2001, between Collins & Aikman Corporation and Heartland Industrial Partners, L.P., is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 8-K dated January 12, 2001., incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.58	Registration Rights Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners, L.P. and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex D to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.59	Services Agreement, dated as of February 23, 2001, by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P.
10.60	Profit Participation Interest Agreement, dated as of February 23, 2001, by and among Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto and each of Collins & Aikman Corporation, Blackstone Capital Company II, L.L.C. and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex B to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.61	Employment Agreement dated October 1, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.30 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.62	Severance Benefit Agreement dated July 26, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.31 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.63	Severance Benefit Agreement dated August 9, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.32 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.64	Letter agreement dated December 17, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.33 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.65	Employment Agreement dated December 1, 2000 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.75 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*
10.66	Separation Agreement dated as of March 12, 2001 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.*
10.67	Employment Agreement dated as of March 29, 2000 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended April 1, 2000.*
10.68	Change in control agreement dated as of April 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*

Exhibit
Number	Description

10.69	Employment agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*
10.70	Change in control agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*
10.71	Service contract between Collins & Aikman Products GmbH and an executive officer, which is incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.72	Employment agreement dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.73	Change in control agreement dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.74	Employment agreement dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.75	Change in control agreement dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.76	Settlement agreement dated as of April 27, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.77	Letter agreement dated as of July 13, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.78	Letter agreement dated as of April 7, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.79	Collins & Aikman Products Co. 2000 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*
10.80	2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*
10.81	Agreement of Sale and Purchase, dated as of June 22, 2001, by and among Collins & Aikman Products Co. and New King, L.L.C.
10.82	Lease Agreement, dated as of June 29, 2001, between New King, L.L.C., as landlord, and Collins & Aikman Products Co., as tenant.
10.83	Agreement of Sale and Purchase, dated as of June 22, 2001, by and among Collins & Aikman Products Co. and Anchor Court, L.L.C.
10.84	Lease Agreement, dated as of June 29, 2001, between Anchor Court, L.L.C., as landlord and Collins & Aikman Products Co., as tenant.
10.85	Stockholders Agreement dated July 3, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other Heartland Entities named therein, the Becker Stockholders party thereto and the Joan Stockholders party thereto.
10.86	Registration Rights Agreement, dated July 3, 2001, by and among Collins & Aikman Corporation, Charles E. Becker, Michael E. McInerney and Jens Höhnel and, together with the Joan Investors (as defined therein).

Exhibit
Number	Description

10.87	First Amendment to Services Agreement, dated as of August 7, 2001, among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P.
10.88	Equipment Lease, dated as of December 18, 2001, among Textron Automotive Exteriors Inc. and Textron Automotive Interiors Inc., collectively as lessee, and IAC TAX V, LLC, as lessor.
10.89	Registration Rights Agreement, dated December 20, 2001, by and among Collins & Aikman Products Co., Collins & Aikman Corporation, and each of the subsidiaries listed on the signature pages thereof, and J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other several initial purchasers parties to the Purchase Agreement.
10.90	Registration Rights Agreement dated as of December 20, 2001 by and among Becker Ventures, LLC, Dresdner Kleinwort Capital Partners 2001 LP, Masco Capital Corporation, ML IBK Positions, Inc. and Collins & Aikman Corporation.
10.91	Registration Rights Agreement, dated December 20, 2001, by and between Collins & Aikman Corporation, Textron Inc., and Textron Holdco Inc.
10.92	Preferred Stock Registration and Other Rights Agreement, dated as of December 20, 2001, by and among Collins & Aikman Products Co. and Textron Inc.
10.93	Intellimold Technology License and Support Agreement, dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co.
10.94	Technology License Agreement (Retained IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co.
10.95	Technology License Agreement (Licensed-Back IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Arthur Andersen LLP.
99	Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 14 (c) of this report.

      Copies of any exhibits may be obtained by stockholders upon written request to Investor Relations accompanied by a check in the amount of $5.00 payable to Collins & Aikman Corporation to cover processing and mailing costs.

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

December 4, 2001	—	Item 9 (Regulation FD Disclosure)
January 4, 2002	—	Item 2 (Acquisition or Disposition of Assets) and Item 7 (Exhibits)
January 14, 2002	—	Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements of Business Acquired, Pro Forma Financial Information and Exhibits) Audited financial statements are presented for the years ended December 31, 2000, January 1, 2000 and January 2, 1999. Unaudited financial statements are presented for the nine months ended September 29, 2001 and September 30, 2000.*

*	This Report was filed on Form 8-K/ A in accordance with Item 7(a)(4) and item 7(b)(2) of Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2001.

COLLINS & AIKMAN CORPORATION

BY:	/s/ THOMAS E. EVANS

Thomas E. Evans
Chairman of the Board of Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS E. EVANS Thomas E. Evans	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 28, 2002
/s/ J. MICHAEL STEPP J. Michael Stepp	Interim Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 28, 2002
/s/ CHARLES E. BECKER Charles E. Becker	Vice Chairman of the Board of Directors	March 28, 2002
/s/ ROBERT C. CLARK Robert C. Clark	Director	March 28, 2002
/s/ MARSHALL A. COHEN Marshall A. Cohen	Director	March 28, 2002
/s/ CYNTHIA HESS Cynthia Hess	Director	March 28, 2002
/s/ TIMOTHY D. LEULIETTE Timothy D. Leuliette	Director	March 28, 2002
/s/ ELKIN MCCALLUM Elkin McCallum	Director	March 28, 2002
/s/ W. GERALD MCCONNELL W. Gerald McConnell	Director	March 28, 2002
/s/ WARREN B. RUDMAN Warren B. Rudman	Director	March 28, 2002
/s/ DAVID A. STOCKMAN David A. Stockman	Director	March 28, 2002
/s/ DANIEL P. TREDWELL Daniel P. Tredwell	Director	March 28, 2002
/s/ SAMUEL VALENTI Samuel Valenti	Director	March 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Collins & Aikman Corporation:

      In our opinion, the 2001 consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Collins & Aikman Corporation and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

February 21, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Collins & Aikman Corporation:

      We have audited the accompanying consolidated balance sheet of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, cash flows, and common stockholders’ deficit for each of the two fiscal years in the period ended December 31, 2000, as listed in the index appearing under Item 14(a)(1). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Corporation and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index appearing under item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Charlotte, North Carolina,

February 14, 2001 (except with respect to the matter discussed in Note 24, as to which the date is March 28, 2002)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended

	December 31,	December 31,	December 25,
	2001	2000	1999

Net sales	$1,823.3	$1,901.8	$1,898.6
Cost of goods sold	1,604.5	1,635.2	1,613.9

Gross profit	218.8	266.6	284.7
Selling, general and administrative expenses	164.4	158.5	152.8
Restructuring charge and impairment of long-lived assets	18.8	—	33.4

Operating income	35.6	108.1	98.5
Interest expense, net of interest income of $2.0, $3.4 and $2.5	84.3	96.6	92.1
Loss on sale of receivables	10.8	9.2	5.4
Subsidiary preferred stock requirements	2.4	—	—
Other expense, net	6.4	1.5	2.2

Income (loss) from continuing operations before income taxes	(68.3)	0.8	(1.2)
Income tax (benefit) expense	(18.6)	2.2	0.2

Loss from continuing operations before extraordinary loss and cumulative effect of a change in accounting principle	(49.7)	(1.4)	(1.4)
Income from discontinued operations, net of income taxes of $5.7 and $4.4	8.8	6.6	—

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(40.9)	5.2	(1.4)
Extraordinary loss on retirement of debt, net of income taxes of $2.7 and $0.5	(5.3)	(0.7)	—
Cumulative effect of a change in accounting principle, net of income taxes of $5.1	—	—	(8.8)

Net income (loss)	$(46.2)	$4.5	$(10.2)

Net income (loss) per basic and diluted common share:
Continuing operations	$(0.51)	$(0.03)	$(0.02)
Discontinued operations	0.09	0.11	—
Extraordinary loss	(0.05)	(0.01)	—
Cumulative effect of a change in accounting principle	—	—	(0.14)

Net income (loss)	$(0.47)	$0.07	$(0.16)

Average common shares outstanding:
Basic and Diluted	97.2	61.9	62.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except par value)

	December 31,	December 31,
	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$73.9	$20.9
Accounts and other receivables, net of allowances of $14.6 and $8.1	406.1	196.5
Inventories	132.6	131.7
Other	131.9	75.9

Total current assets	744.5	425.0
Property, plant and equipment, net	618.1	434.1
Deferred tax assets	136.5	97.3
Goodwill, net	1,253.8	245.5
Investment in joint ventures	23.0	4.8
Other assets	217.5	73.6

	$2,993.4	$1,280.3

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term borrowings	$35.7	$3.8
Current maturities of long-term debt	19.5	84.3
Accounts payable	468.7	178.5
Accrued expenses	245.2	123.1

Total current liabilities	769.1	389.7
Long-term debt	1,282.4	799.7
Other, including post-retirement benefit obligations	404.3	245.8
Commitments and contingencies
Minority interest in consolidated subsidiary	15.2	—
Mandatorily redeemable preferred stock of subsidiary	147.7	—
Common stock ($.01 par value, 300.0 shares authorized, 168.0 shares issued and outstanding at December 31, 2001 and 150.0 shares authorized, 70.5 shares issued and 62.0 shares outstanding at December 31, 2000)	1.7	0.7
Other paid-in capital	1,123.1	585.5
Accumulated deficit	(682.8)	(636.6)
Accumulated other comprehensive loss	(67.3)	(42.9)
Treasury stock, at cost, 8.5 shares at December 31, 2000	—	(61.6)

Total common stockholders’ equity (deficit)	$374.7	$(154.9)

	$2,993.4	$1,280.3

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended

	December 31,	December 31,	December 25,
	2001	2000	1999

OPERATING ACTIVITIES
Loss from continuing operations	$(49.7)	$(1.4)	$(1.4)
Adjustments to derive cash flow from continuing operating activities:
Impairment of long-lived assets	7.6	—	13.4
Deferred income tax expense	(26.0)	(10.0)	(6.8)
Subsidiary preferred stock requirements	2.4	—	—
Depreciation and leasehold amortization	64.2	59.1	58.2
Goodwill amortization	7.1	7.1	7.0
Amortization of other assets	10.5	8.5	6.2
Loss (gain) on sale of property, plant and equipment	8.7	(1.0)	(0.3)
Decrease in accounts and other receivables	135.0	78.2	1.8
Decrease in inventories	53.4	0.9	20.2
Increase (decrease) in interest payable	(4.1)	3.4	0.9
Increase (decrease) in accounts payable	(31.9)	(20.0)	28.7
Other, net	(45.8)	6.1	(27.8)

Net cash provided by continuing operating activities	131.4	130.9	100.1

Net cash provided by (used in) discontinued operations	12.2	0.4	(16.8)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(54.5)	(69.0)	(86.4)
Sales of property, plant and equipment	88.1	5.6	10.1
Acquisitions of businesses, net of cash acquired	(760.9)	—	(0.4)
Sale of business	3.5	—	—
Other, net	—	—	(0.8)

Net cash used in investing activities	(723.8)	(63.4)	(77.5)

FINANCING ACTIVITIES
Issuance of long-term debt	950.0	—	100.0
Proceeds from (reduction of) participating interests in accounts receivable, net of redemptions	(2.6)	(34.0)	2.0
Cost of debt issuance	(59.4)	—	(2.4)
Repayment of long-term debt	(383.2)	(66.6)	(20.6)
Increase (decrease) in short-term borrowings	10.1	0.2	(7.4)
Net borrowings (repayments) on revolving credit facilities	(150.2)	39.0	(35.3)
Net proceeds from issuance of common stock	207.2	—	—
Reissue (purchase) treasury stock, net	61.3	0.4	(1.7)
Dividends paid	—	—	(50.2)

Net cash provided by (used in) financing activities	633.2	(61.0)	(15.6)

Increase (decrease) in cash and cash equivalents	53.0	6.9	(9.8)
Cash and cash equivalents at beginning of year	20.9	14.0	23.8

Cash and cash equivalents at end of year	$73.9	$20.9	$14.0

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Current Year			Accumulated
	Comprehensive			Other		Other
	Income		Accumulated	Comprehensive	Common	Paid-in	Treasury
	(Loss)	Total	Deficit	Loss(a)	Stock	Capital	Stock

Balance at December 26, 1998		$(79.7)	$(580.7)	$(23.5)	$0.7	$585.5	$(61.7)
Comprehensive income:
Net loss	$(10.2)	(10.2)	(10.2)	—	—	—	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10.6)	(10.6)	—	(10.6)	—	—	—
Pension equity adjustment	0.8	0.8	—	0.8	—	—	—

	$(20.0)

Compensation expense		0.5	—	—	—	0.5	—
Dividends		(50.2)	(50.2)	—	—	—	—
Purchase of treasury stock (3.7 shares)		(2.1)	—	—	—	—	(2.1)
Exercise of stock options (0.1 shares)		0.4		—	—	(0.5)	0.9

Balance at December 25, 1999		(151.1)	(641.1)	(33.3)	0.7	585.5	(62.9)
Comprehensive income:
Net Income	$4.5	4.5	4.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10.4)	(10.4)	—	(10.4)	—	—	—
Pension equity adjustment	0.8	0.8	—	0.8	—	—	—

	$(5.1)

Compensation expense		0.9	—	—	—	0.9	—
Purchase of treasury stock (0.4 shares)		(0.5)	—	—	—	—	(0.5)
Exercise of stock options (0.2 shares)		0.9	—	—	—	(0.9)	1.8

Balance at December 31, 2000		$(154.9)	$(636.6)	$(42.9)	$0.7	$585.5	$(61.6)
Comprehensive income:
Net loss	$(46.2)	(46.2)	(46.2)
Other comprehensive income:
Foreign currency translation adjustments	(9.0)	(9.0)	—	(9.0)	—	—	—
Pension equity adjustment, net of tax	(15.4)	(15.4)	—	(15.4)

	$(70.6)

Compensation expense		1.2	—	—	—	1.2	—
Issue of common stock		533.0	—	—	1.0	532.0	—
Reissue of treasury stock (8.5 shares)		61.3	—	—	—	(0.3)	61.6
Exercise of stock options (1.1 shares)		4.7	—	—		4.7	—

Balance at December 31, 2001		$374.7	$(682.8)	$(67.3)	$1.7	$1,123.1	$—

(a)	The components of Accumulated Other Comprehensive Loss are $51.7 million of foreign currency translation adjustment and $15.6 million of pension equity adjustment as of December 31, 2001.

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

      Collins & Aikman Corporation (the “Company”) is a Delaware corporation, headquartered in Troy, Michigan. The Company conducts all of its operating activities through its wholly owned Collins & Aikman Products Co. (“Products”) subsidiary. The Company is a global leader in design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company operates through three divisions: North American Automotive Interior Systems, European Automotive Interior Systems and Specialty Automotive Products.

      As of December 31, 2000, Blackstone Capital Partners L.P. and its affiliates (“Blackstone Partners”) and Wasserstein Perella Partners L.P. and its affiliates (“WP Partners”) collectively owned approximately 87% of the common stock of the Company.

      During February 2001, Heartland Industrial Partners, L.P. and its affiliates (“Heartland”) acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Partners and WP Partners. As a result of the sale of shares, the Company received gross proceeds of $125.0 million, or approximately $94.6 million after fees and expenses associated with the transactions. The Company also received a profit participation right on certain future common stock sales by Heartland. As a result of the above transactions (“Heartland Transaction”), Heartland is entitled to designate a majority of the Company’s Board of Directors (Note 3).

      The Company completed its acquisition of Becker Group, LLC, a supplier of plastic components to the automotive industry and the automotive fabric operations of Joan Fabrics and an affiliate in July and September 2001, respectively. The acquisitions included the issuance of approximately 30 million shares of common stock with a market value of $169.3 million (Note 3).

      In December 2001, the Company completed it acquisition of Textron Automotive Company’s (“Textron’s”) automotive trim division (“TAC-Trim”) for $940 million. The purchase price consisted primarily of: $632.2 million in cash and assumed debt; 18 million shares of common stock, with a market value of $160.9 million; and preferred stock of Products with an aggregate liquidation preference of $326.4 million, valued at $146.9 million. The cash purchase price was financed through a combination of the sale of an additional 32 million shares of common stock, valued at $160.0 million, to Heartland and debt financing (Note 3).

      As a result of the above transactions, the Company’s total shares outstanding increased from approximately 62 million shares to approximately 168 million shares. On December 31, 2001, Heartland owned approximately 40% of the outstanding shares; Blackstone Partners’ and WP Partners’ owned approximately 15%; Joan Fabrics Corp., Mr. Elkin McCallum and associates owned approximately 8%; Mr. Charles E. Becker and Textron, Inc. each owned approximately 11% (Note 3).

2.     Summary of Significant Accounting Policies

      Basis of Presentation — The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Investments in entities in which the Company has control are consolidated. Investments in 50% or less owned entities in which the Company has significant influence have been accounted for under the equity method. All significant intercompany items have been eliminated in the preparation of the consolidated financial statements. Certain prior year items have been reclassified to conform with the fiscal 2001 presentation.

      Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Fiscal Year — During fiscal 2000, the Company changed its fiscal year-end to a calendar year-end. The 2000 fiscal year consisted of 53 weeks, which ended on December 31, 2000 whereas, fiscal 1999, which ended on December 25, 1999 had 52 weeks.

      Earnings Per Share — Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all potentially dilutive common shares. Potentially dilutive common shares include shares which may be issued upon the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense (Note 23).

      Cash and Cash Equivalents — Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

      Accounts and Other Receivables — Accounts and other receivables consist primarily of the Company’s trade receivables and the retained interest in the Receivables Facility (See Note 11). The Company has provided an allowance against uncollectible accounts.

      Inventories — Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

      Property, Plant and Equipment — Property, plant and equipment are stated at cost. Normal repairs and maintenance are expensed as incurred. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives as follows: 10-20 years for land improvements, 20-40 years for buildings, and 3-11 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

      Long-Lived Assets — Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. During 2001, the Company incurred asset impairment charges of $7.6 million recognized as part of restructuring programs (Note 15). In addition, during fiscal 1999, the Company incurred a charge of $13.4 million relating to asset impairments recognized in the Reorganization (See Note 15).

      Goodwill and Intangibles — Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, obtained prior to June 30, 2001 is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $7.1 million for the year ended December 31, 2001 and $7.1 million for fiscal 2000 and $7.0 million for fiscal 1999. Accumulated amortization at December 31, 2001 and December 30, 2000 was $35.7 million and $32.0 million, respectively. The carrying value of goodwill is reviewed periodically based on the non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. The Company believes that no adjustment for impairment is required for the $1.3 billion of goodwill at December 31, 2001. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill in the amount of $1.0 billion acquired subsequent to June 30, 2001 is not being amortized (Note 3). Beginning in 2002, as required by SFAS

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 142, goodwill will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets that do not have an indefinite life will continue to be amortized over their useful lives.

      Revenue Recognition — The Company recognizes revenue from product sales when it has shipped the goods. The Company generally allows its customers the right of return only in the case of defective products. The Company provides a reserve for estimated defective product costs at the time of the sale of the products.

      Customer Engineering and Tooling — Engineering and tooling balances represent tools, dies and other items used in the manufacture of customer components. Amounts included in the consolidated balance sheets include Company-owned tools and costs incurred on customer-owned tools which are subject to reimbursement, pursuant to the terms of a customer contract. Company-owned tools balances are amortized over the tool’s expected life or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

      Emerging Issue Task Force EITF Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF No. 99-5) requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The Company adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. At December 31, 2001, the Company had assets of approximately $22.7 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, approximately $90.2 million (of which substantially all is reimbursable) for molds, dies and other tools that are customer-owned and approximately $9.1 million for molds, dies and other tools that the Company owns.

      Derivative Financial Instruments — The Company utilizes derivative financial instruments to manage risk associated with foreign exchange rate volatility. Currently, most of the Company’s derivative transactions do not utilize the hedge provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The Company uses derivatives to hedge economic risks even though these derivatives may not qualify for hedge accounting in accordance with SFAS No. 133. Accordingly, these derivative instruments are marked to fair market value and reported on the balance sheet. Gains and losses on these instruments are reported in “Other Income” on the Consolidated Statements of Operations. From a risk management perspective, these gains and losses are intended to offset foreign currency transaction losses or gains. The Company also has several credit default swaps, with a notional amount of 175 million. The purpose of entering these swaps is to reduce a potential loss in liquidity (provided by the Company’s Receivable Facility) that would result from the downgrading of an obligor (Note 11). The fair value of these instruments was approximately $3.1 million as of December 31, 2001. These instruments do not qualify for hedge accounting under SFAS No. 133 and are marked to market with gains and losses reported in “Other Income” on the Consolidated Statement of Operations. Corporate policy prescribes the range of allowable risk management activity. The Company does not enter into derivative transactions for speculative purposes. Refer to Note 5. “Foreign Currency Protection Programs” for additional discussion.

      Foreign Currency — Foreign currency activity is reported in accordance with SFAS No. 52, “Foreign Currency Translation”. SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a component of other comprehensive income.

      Gains and losses resulting from foreign currency transactions are recognized in other income (expense). The Company recognized a loss from foreign currency transactions of $2.8 million for the year ended December 31, 2001, a loss of $0.4 million in fiscal 2000 and a gain of $0.5 million in fiscal 1999.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Environmental — The Company records an estimated loss when it is probable that an environmental liability has been incurred and the amount of the loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. The Company reviews all environmental claims from time to time and adjusts the reserves accordingly. Accruals for environmental liabilities are generally included in the consolidated balance sheet as other non-current liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.

      Newly Issued Accounting Standards — In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively and have no impact on the accompanying financial statements. SFAS No. 144, supercedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the provisions of APB Opinion No. 30, “ Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and extends the use of this accounting to discontinued operations. Long-lived assets will be measured at the lower of carrying amount or fair value less cost to sell, regardless of whether it is reported in continuing or discontinued operations. Additionally, SFAS No. 144 broadens the reporting of discontinued operations to include certain disposal transactions that were not included in previous standards.

      In June 2001, the FASB approved SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142. The Company is currently reviewing the provisions of SFAS No. 141 and 142 and assessing the impact of adoption. The Company cannot determine the complete impact of SFAS 142 until such time as it can complete the first-step of a two-step impairment test. The Company is gathering information to prepare the first-step of the impairment test and expects to complete this step by June 30, 2002. If an impairment loss were identified as a result of these tests, it would be reported as a cumulative effect of a change in accounting principle. In accordance with the provisions of SFAS No. 142 the Company is not amortizing any of the goodwill associated with its acquisitions made subsequent to June 30, 2001 (Note 3).

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which replaced SFAS No. 125, also titled “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 became effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 (See Note 11) and for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

      In June 1998, the FASB issued SFAS No. 133 which established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133”. Under SFAS No. 137, SFAS No. 133 was made effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — An Amendment of FASB Statement No. 133,” which provides additional guidance for certain derivative instruments and hedging activities addressed in SFAS No. 133. SFAS No. 138 must be adopted concurrently with the adoption of SFAS No. 133.

      SFAS No. 133 and SFAS 138 were effective for the Company as of January 1, 2001. Adoption of these new accounting standards had no material effect on net income, other comprehensive income, assets and liabilities.

3.     Acquisitions and Joint Ventures

      In December 2001, the Company completed its acquisition of Textron Automotive Company’s automotive trim division (“TAC-Trim”). TAC-Trim is a leading supplier of fully-integrated cockpits and a major automotive plastics manufacturer in North America, Europe, and South America for instrument panels, interior trim and exterior components. The purchase price consisted primarily of: $632.2 million in cash (net of cash received and assumed debt); 18 million shares of common stock, with a market value of $160.9 million; and preferred stock of Products with an aggregate liquidation preference of $326.4 million, valued at $146.9 million. The cash purchase price was financed through a combination of the sale of an additional 32 million shares of common stock, valued at $160.0 million, to Heartland and debt financing. As part of the Textron purchase agreement, the Company may be obligated to make additional payments of up to $125.0 million to Textron based on cumulative cash flow performance for the five year period ended December 31, 2006. If the then existing debt instruments prohibit these additional payments, then the Company is entitled to issue additional mandatorily redeemable preferred stock of its subsidiary.

      In September 2001, the Company completed its acquisition of the automotive fabric operations of Joan Fabrics, a leading supplier of bodycloth to the automotive industry, and all of the operating assets in Joan Fabric’s affiliated yarn dying operation, Western Avenue Dyers (collectively “Joan”). Consideration included $102.0 million in cash, including acquisition fees, and 12.76 million shares of the Company’s common stock, valued at $90.2 million.

      In July 2001, the Company completed its acquisition of Becker Group, LLC (“Becker”), a supplier of plastic components to the automotive industry. Consideration included $61.8 million in cash, including acquisition fees, $18.0 million in non-compete agreements (to be paid out over 5 years), 17.0 million shares of the Company’s common stock, valued at $79.1 million, and warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.00 per share, valued at $0.7 million.

      During the first quarter of 2001, the Company purchased the remaining 50% from Courtaulds Textiles (Holdings) Limited (“Courtaulds”) for $3.8 million, net of cash acquired. In December 1997, the Company had entered into a 50% joint venture with Courtaulds to manufacture automotive interior fabrics in the United Kingdom.

      Also during the first quarter of 2001, the Company acquired the remaining 25% of the Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture and related intangible assets for $3.5 million. As part of the 1996 acquisition of Perstorp, the Company acquired the initial 75% of Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of operations of the acquired companies are included in the Company’s consolidated statements of operations from the dates of acquisition.

      The acquisitions were accounted for under the purchase method of accounting. In accordance with SFAS No. 142, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 was not amortized. Beginning in 2002, all goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. For acquisitions completed prior to July 1, 2001, the excess of the purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible net assets acquired was being amortized over a period of 40 years on a straight-line basis.

      The following unaudited pro forma summary presents information as if the acquisition of TAC-trim, Joan and Becker became effective at the beginning of the respective periods noted in the table below. The acquisitions have been accounted for using the purchase method. The allocation of the purchase price is preliminary and may be revised upon the completion of our appraisals. Appraisals are in progress for TAC-Trim. Appraisals for Becker and Joan were preformed during 2001. For the Becker and Joan acquisitions, the Company recorded approximately $286.3 million as goodwill. These acquisitions are intended to solidify the Company’s position as a “Mega Tier 2” supplier of interior components and automotive fabrics.

      The unaudited pro forma information does not reflect any benefits from synergies that might be achieved from combining operations and does not reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies. Included in the proforma amounts are charges related to the acquired subsidiaries; $11.4 million and $21.7 million of restructuring charges at December 31, 2001 and 2000, respectively; a $42.6 million loss on a sale-leaseback transaction at December 31, 2001; and a $59.1 million charge for a cumulative effect of a change in accounting principle (net of tax) at December 31, 2000. The unaudited pro forma amounts include adjustments that are based upon available information and various assumptions that the Company believes are reasonable.

	Year Ended

	2001	2000
	(52 weeks)	(53 weeks)

	(in millions, except for
	per share data)
Net sales	$3,485.2	$4,030.4
Restructuring charges	$30.2	$21.7
Income (loss) from continuing operations	$(126.8)	$(1.3)
Income (loss) before extraordinary charge	$(118.0)	$5.3
Net income (loss)	$(118.3)	$(54.5)
Net income (loss) per basic and diluted common share	$(0.70)	$(0.33)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is the preliminary opening condensed balance sheet of the three significant acquisitions made during 2001:

	Becker	Joan	TAC-Trim

	(in millions)
Assets
Current Assets	$53.6	$40.2	$335.0
Goodwill	130.5	155.8	730.3
Other Assets	21.9	14.4	387.6
Liabilities
Current Liabilities	67.7	18.2	432.1
Other Liabilities	14.7	—	80.8
Cash Paid, net of cash received	61.8	102.0	596.6
Common Stock, Preferred Stock and Warrants	79.8	90.2	307.8
Assumed Debt and Other Consideration	18.0	—	35.6
Total Consideration	$159.6	$192.2	940.0

4.     Change in Accounting Principle

      In April 1998, the AICPA issued SOP 98-5, “Reporting on the Costs of Start-up Activities”. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs and requires that all non-governmental entities expense the costs of start-up activities as these costs are incurred instead of being capitalized and amortized. The Company adopted SOP 98-5 on December 27, 1998. The initial impact of adopting SOP 98-5 resulted in a charge of approximately $8.8 million, net of income taxes of $5.1 million, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations for the fiscal year ended December 25, 1999.

5.     Foreign Currency Protection Programs

      The primary purpose of the Company’s foreign currency risk management activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months.

      The Company has in place forward exchange contracts, with third parties, denominated in multiple currencies which will mature during fiscal 2002. These forward contracts, which in notional terms aggregated a U.S. dollar equivalent of $558.2 million at December 31, 2001, are to manage the currency volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sales transactions.

      During fiscal 2001, 2000 and 1999, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. During 2000 and 1999, the premiums associated with these contracts were amortized over the contracts’ terms which were one year or less. Beginning January 1, 2001, the contracts are marked to fair market value and recorded on the balance sheet, per the requirements of SFAS No. 133. The total notional amount purchased over these three fiscal years was $114.2 million with associated premiums of $1.5 million. At December 31, 2001, the notional amount outstanding was $30.7 million.

      In addition, during 2001, the Company purchased option contracts giving the Company the right to sell Canadian dollars received by its U.S. operations. The contracts are marked to fair market value and recorded on the balance sheet, per the requirements of SFAS No. 133. The total notional amount purchased was $28.7 million with associated premiums of $0.3 million. At December 31, 2001, the notional amount outstanding was $6.8 million.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, in order to comply with the provisions of the Receivables Facility, the Company purchased a series of option contracts, each of which gave Carcorp Inc., a wholly-owned bankruptcy remote subsidiary of the Company (See Note 11), the right to sell a total of $360.0 million Canadian dollars in exchange for U.S. dollars. The option contracts are marked to fair market value and recorded on the balance sheet, per the requirements of SFAS No. 133. The total U.S. dollar notional amount purchased to comply with the Receivables Facility was $226.0 million, with associated net premiums of $1.1 million. The total notional amount outstanding at December 31, 2001 was $84.7 million.

6.     Inventories

      Inventory balances are summarized below (in millions):

	December 31,	December 31,
	2001	2000

Raw materials	$73.8	$80.8
Work in process	25.6	28.5
Finished goods	33.2	22.4

	$132.6	$131.7

7.     Other Current Assets

      Other current asset balances are summarized below (in millions):

	December 31,	December 31,
	2001	2000

Deferred tax asset	$25.3	$19.1
Reimbursable tooling	53.7	27.7
Other	52.9	29.1

	$131.9	$75.9

8.     Property, Plant and Equipment, Net

      Property, plant and equipment, net, are summarized below (in millions):

	December 31,	December 31,
	2001	2000

Land and improvements	$25.5	$18.7
Buildings	168.8	155.0
Machinery and equipment	828.8	549.7
Leasehold improvements	11.7	18.8
Construction in progress	45.0	35.1

	1,079.8	777.3
Less accumulated depreciation and amortization	(461.7)	(343.2)

	$618.1	$434.1

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Accrued Expenses

      Accrued expenses are summarized below (in millions):

	December 31,	December 31,
	2001	2000

Payroll and employee benefits	$48.4	$26.9
Interest	14.8	17.0
Insurance	39.0	17.2
Restructuring reserves	13.5	2.5
Other	129.5	59.5

	$245.2	$123.1

10.     Long-Term Debt, Mandatorily Redeemable Preferred Stock and Short-Term Borrowings

     a.     Long-term Debt

      Long-term debt is summarized below (in millions):

	December 31,	December 31,
	2001	2000

Senior Credit Facilities:
Tranche A Term Loan Facility	$100.0	$—
Tranche B Term Loan Facility	300.0	—
Revolving Credit Facility	—	—
Bank Credit Facilities:
Term Loan A Facility	—	66.3
Term Loan B Facility	—	118.0
Term Loan C Facility	—	96.0
Revolving Credit Facility, including $17.3 million by the Canadian borrowers at December 31, 2000.	—	150.2
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006	400.0	400.0
10 3/4% Senior Notes, due 2011	500.0	—
JPS Automotive 11 1/8% Senior Notes, including premiums of $— and $0.3 million	—	48.3
Other	1.9	5.2

Total debt	1,301.9	884.0
Less current maturities	(19.5)	(84.3)

	$1,282.4	$799.7

     Bank Credit Facilities

      In December 2001, in conjunction with the TAC-Trim acquisition, the Company entered into new Senior Credit Facilities, which refinanced its Bank Credit Facilities. The principal and interest on the Bank Credit Facilities totaled $362.5 million. The cost and expenses associated with the refinancing of the bank credit facilities totaling $25.7 million were deferred and will be amortized over the four-year life of the term loans

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

described below. In addition, the Company incurred a $5.0 million, net of tax, extraordinary charge in connection with the retirement of the old Bank Credit Facilities.

      The new Senior Credit Facilities include a floating rate Revolving Facility and two new floating rate Term Loan Facilities that mature on December 31, 2005. The Revolving Facility allows the Company to borrow revolving loans up to $175.0 million including Canadian dollars up to $75.0 million. The facility can be utilized for letters of credit. The Term Loan Facilities consist of a Tranche A Term Loan with a principal balance of $100.0 million and a Tranche B Term Loan with a principal balance of $300.0 million. As required by the credit agreement, the full amounts of the Term Loan Facilities were drawn down on the closing date. Amounts borrowed under the Term Loan Facilities that are repaid or prepaid cannot be reborrowed. The Tranche A Term Loan Facility is payable in quarterly installments that increase in amounts each year until maturity. The Tranche B Term Loan Facility is payable in quarterly installments of $0.8 million for the first three years and quarterly installments of $72.7 million during the final year.

      Under the new Senior Credit Facilities, the interest rate on the Revolving Facility is, at the Company’s option, London Inter-Bank Offer Rate (“LIBOR”) plus 3.75% or the Alternate Base Rate (“ABR”) plus 2.75%. The ABR is the highest of The JP Morgan Chase (“Chase’s”) announced prime rate, the Federal Funds Rate plus 0.5% and Chase’s base certificate of deposit rate plus 1%. A per annum fee equal to the spread over the LIBOR plus a fronting fee of 0.25% accrue on the face amount of letters of credit. Also, there is a 1.00% commitment fee on the unused portion of the facility. The interest rates on the Canadian-dollar denominated debt is at the Company’s option (the “Canadian Prime Rate”) plus 3.75% or the bill of exchange rate (“Bankers’ Acceptance” or “BA”) denominated in Canadian dollars for one, two, three or six months plus 2.75%. The interest rate on the Tranche A Term Loan Facility is, at the Company’s option, LIBOR plus 3.75% or the ABR plus 2.75%. The interest rates and commitment fees on the Revolving Facility and the Tranche A Term Loan Facility are subject to adjustment quarterly starting six months after the closing date based on performance targets. The interest rate on the Tranche B Term Loan Facility is, at our option, either LIBOR plus 4.75% or ABR plus 3.75%. On any Tranche B Term Loans repaid whether voluntary or mandatory there is a prepayment premium of 3.00% the first year, 2.00% the second year and 1.00% the third year. The Company may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months, if available) for LIBOR borrowings. LIBOR shall not be less than 3.00% per annum. At December 31, 2001, LIBOR for 1, 3 and 6 months were 1.87%, 1.88% and 1.98%, respectively. The weighted average rate of interest on the new Senior Credit Facilities at December 31, 2001 was 7.67%.

      In May 1998, Products entered into Bank Credit Facilities (“old Bank Credit Facilities”) consisting of a senior secured Revolving Credit Facility and Term Loan Facilities. The Revolving Credit Facility allowed borrowings in an aggregate principal amount of up to $250.0 million, terminating on December 31, 2003, of which $60.0 million (or the equivalent thereof in Canadian dollars) was available to two of the Company’s Canadian subsidiaries (“the Canadian Borrowers”) and of which up to $50.0 million was available as a letter of credit facility (the “Revolving Credit Facility”, and together with the Term Loan Facilities, the “Credit Agreement Facilities”). The Term Loan Facilities consisted of a Term Loan A Facility in the amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 and a Term Loan B Facility in the amount of $125 million payable in quarterly installments until final maturity on June 30, 2005. In addition, the Term Loan Facilities included a provision for a Term Loan C Facility of up to $150 million. In May 1999, the Company closed on the Term Loan C Facility in the principal amount of $100 million. The Term Loan C Facility was payable in quarterly installments through final maturity on December 31, 2005. The Company used approximately $44 million of the proceeds from the Term Loan C Facility to pay a special dividend to shareholders on May 28, 1999 (See Note 16). The remaining proceeds were used to repay amounts outstanding on the Revolving Credit Facility and for general corporate purposes.

      Effective February 2001, the Company amended and restated the Credit Agreement Facilities and received waivers of the interest coverage and leverage ratio covenants for the period ending December 31,

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000. The Company also received commitments from its lenders for a Term Loan D Facility in the amount of $50 million maturing January 2006, which was used to retire the outstanding JPS Automotive 11 1/8% Senior Notes due 2001. The primary purpose of the amendments was to allow the change of control precipitated by the Heartland Transaction and to provide for the Term Loan D Facility.

      In March 2001, the proceeds from the Term Loan D Facility were used to retire all outstanding JPS Automotive 11 1/8% Senior Notes due June 2001. The Company recognized an extraordinary charge of $0.3 million in connection with this repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values.

      The old Bank Credit Facilities were guaranteed by the Company and its U.S. subsidiaries (subject to certain exceptions). As a part of the amendment and restatement effective February 23, 2001, the Company provided collateral additional to the previous pledge of stock of Products and its significant subsidiaries and certain intercompany debt and guarantees from the Company and its U.S. subsidiaries (subject to certain exceptions). This additional collateral consisted of a first priority lien on the assets of the Company, Products and its U.S. and Canadian subsidiaries with certain exceptions including assets included in the Company’s receivables facility, certain scheduled assets, and certain assets whose value relative to cost of lien perfection was deemed too low to include. Guarantees and security requirements of the new Senior Credit Facility are substantially the same as the old bank credit facilities as amended and restated except that they are extended to subsequently acquired or organized domestic subsidiaries.

      The new Senior Credit Facilities and the old Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. The covenants of the new Senior Credit Facilities limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of Preferred Stock of subsidiary, the prepayment of debt other than loans under the senior credit facilities, liens and certain lease transactions. Should the Company sell assets or incur debt over $20.0 million proceeds must be used to pre-pay the term loans in an amount based on excess cash flow as measured by the leverage ratio performance. The covenants permit the payment of dividends on the Preferred Stock not to exceed 8% per annum unless at least 50% of the Senior Secured Term Loan Facilities are repaid or the proforma total Leverage Ratio is less than 2.5 to 1. The covenants limit acquisitions including further investment in the Italian joint venture, Holdings (Italy) S.r.L. to $23.0 million subject to a purchase price adjustment up to $5.0 million provided that after the expenditure no default has occurred. The covenants require that the interest coverage ratio for any period of four consecutive fiscal quarters be less than 2.25 to 1.00 on September 30,2002 increasing each quarter to 3.25 to 1.00 on December 31, 2005 and that the leverage ratio be no greater than 4.50 to 1.00 on September 30, 2002 decreasing each quarter to 3.00 to 1.00 on December 31, 2005.

      The interest rates under the old Bank Credit Facilities were at variable rates based determined similar to the new Senior Credit Facilities. The weighted average rate of interest on the old Bank Credit Facilities at December 31, 2000 was 9.05%.

     Public Debt

      In December 2001, the C&A Products issued 10 3/4% Senior Subordinated Notes due 2011 in a total principal amount of $500.0 million. The Notes were not registered under the securities act of 1933 and were offered only to qualified institutional buyers. The Company used the net proceeds from the offering together with the proceeds from other financing to consummate the TAC-Trim acquisition, repay all principal, interest, fees and other amounts outstanding under the old Bank Credit Facilities, replace the Company’s existing Receivables Facility and pay related fees and expenses. The cost of issuing the notes totaling about $23.1 million was deferred and will be amortized over 10 years.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The notes are unconditionally guaranteed on an unsecured senior basis by the parent and by each wholly owned domestic subsidiary that is a guarantor of the Bank Credit Facilities as of the issue date. This is all of the Company’s wholly owned domestic subsidiaries other than its receivable and insurance subsidiaries. The Debt evidenced by the Notes and Parent and Subsidiary Guarantees are unsecured senior obligations of the Company ranking senior in right of payment to all existing and future Subordinated Debt including the Existing Notes and related Guarantees and future unsecured and unsubordinated Debt. The Notes are redeemable prior to December 31, 2004 only in the event the Company receives cash proceeds from one or more equity offerings in which case the Company may at its option use all or a portion of such cash proceeds to redeem up to 35% of the principal amount of the notes. The Notes will be subject to redemption at the option of the Company, in whole or in part at any time after December 31, 2006 at a stated premium redemption price expressed as a percentage in excess of the principal amount. After December 31, 2008, the redemption price is 100%. Within 30 days of the occurrence of a change of ownership control, unless the Company has mailed a redemption notice with respect to all outstanding Notes, the Company will be required to make an offer to purchase all outstanding Notes at a purchase price equal to 101% of their principal amount. The indenture governing the notes limits the Company’s ability to issue more debt, pay dividends and make distributions, repurchase stock, make investments, merge or consolidate, transfer assets, enter into transactions with affiliates and issue stock of subsidiaries. These restrictive covenants are customary for such securities and are subject to a number of exceptions.

      In June 1996, Products, issued at face value $400 million principal amount of 11 1/2% Senior Subordinated Notes due 2006 which are guaranteed by the Company. The indenture governing the 11 1/2% Senior Subordinated Notes generally prohibits the Company, Products and any Restricted Subsidiary (as defined) from making certain payments and investments unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount. The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate, dividends to stockholders of the Company or stock repurchases in the amount of the net proceeds from the sale of the Company’s Imperial Wallcoverings, Inc. subsidiary (“Wallcoverings”) and dividends to the Company to permit it to pay its operating and administrative expenses. The indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of debt, asset dispositions and transactions with affiliates), which are customary for such securities. These covenants are also subject to a number of significant exceptions.

      The Company solicited and received consent from holders of a sufficient amount of the outstanding principal of the 11 1/2% Senior Subordinated Notes allowing the Change of Control precipitated by the Heartland Transaction. A Second Supplemental Indenture dated February 8, 2001 amended the Senior Subordinated Notes indenture to reflect this and certain other changes, including allowance for the incurrence of debt in the form of the Term Loan D Facility. In connection with the TAC-Trim acquisition, we further amended the indenture governing these notes to make each subsidiary guarantor of the new 10 3/4% Senior Notes a guarantor of these existing notes on a senior subordinated basis.

      As of August 1998, the JPS Automotive acquisition date, $180 million principal amount of JPS Automotive 11 1/8% Senior Notes due 2001 (the “JPS Automotive Senior Notes”) was outstanding. Of this amount, $68 million were purchased by the Company in the open market and subsequently contributed to or repurchased by JPS Automotive. The remaining $112 million face value of JPS Automotive Senior Notes were recorded at a market value of $117.2 million on the date of the acquisition. Through subsequent retirements of the JPS Automotive Senior Notes, the Company reduced the outstanding face value to $48.0 million at December 31, 2000. In March 2001, the Company retired the remaining JPS Automotive Senior Notes with proceeds from the Term Loan D Facility described above. The Company recognized an extraordinary charge of $0.3 million in connection with the retirement of the notes at prices in excess of carrying values.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the scheduled annual maturities of long-term debt are as follows (in millions):

Year Ending

2002	$19.5
2003	23.4
2004	28.0
2005	331.0
2006	400.0
Later years	500.0

$1,301.9

      Total interest paid by the Company on all debt was $76.3 million, $94.8 million and $91.9 million for 2001, 2000 and 1999, respectively.

     b.     Mandatorily Redeemable Preferred Stock of Subsidiary

      As part of the consideration paid to Textron for the TAC-Trim acquisition, Products issued to Textron 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock is recorded at fair value, which is less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value of $146.9 million is based on market prices for securities with similar terms, maturities and risk characteristics, and includes a liquidation discount to reflect market conditions. The difference between the initial recorded value and the initial liquidation preference will be accreted over the life of the stock.

      Products is required to redeem all Series A and B Preferred Stock outstanding on January 1, 2013 and Series C Preferred Stock outstanding on February 1, 2022. The redemption price is equal to 100% of the liquidation preference plus accrued and unpaid dividends plus common equity participation for the Series C Preferred Stock. The Series A and Series B Preferred Stock are redeemable at Products’ option, in whole or in part, on or after January 1, 2007 at a stated percent in excess of the liquidation preference plus accrued and unpaid dividends. The Series C Preferred stock is not optionally redeemable. However, at Products’ option or the holders of a majority of outstanding shares of Series C Preferred Stock, the Series C Preferred Stock is exchangeable for Series B Preferred Stock at any time following the second anniversary of its issuance date but prior to the third anniversary of its issuance date.

      Shareholders of Series A Preferred Stock are entitled to receive dividends accruing annually on the liquidation preference at a rate of 11% for dividend periods ending on or prior to July 1, 2003, and 15% thereafter. Holders of Series B and C Preferred Stock are entitled to receive dividends accruing annually on the liquidation preference at a rate of 12% for dividend periods ending on or prior to July 1, 2003, and 16% thereafter.

      Products may at its option through January 1, 2004 accrue up to the full amount of all dividends in lieu of cash payment of such dividends. Thereafter, Products may at its option elect to accrue dividends of up to 7% of the liquidation value annually on Series A Preferred Stock and up to 8% of the liquidation value on Series B and C Preferred Stock. Accrued dividends will be added to the liquidation preference of the applicable series of Preferred Stock.

      Upon voluntary or involuntary liquidation, dissolution or winding-up of Products, holders of the Preferred Stock are entitled to be paid out of the assets of Products available for distribution to stockholders in the amount of $1,000 per share plus the total accrued dividends prior to any distribution to holders of equity securities which ranks junior to the Preferred Stock. In addition, the holders of Series C Preferred Stock are entitled to a participation in distributions to Products common equity tied to appreciation in the value of

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Products common equity subsequent to the issuance date, not to exceed $2.0 million for all Series C Preferred Stock outstanding.

      If Products experiences a change of ownership control, the holders of the Preferred Stock must be given the opportunity to sell to Products their Preferred Stock at 100% of the liquidation preference plus accrued and unpaid dividends, plus, in the case of Series C Preferred Stock, common equity participation. In the event that Products does not meet or exceed certain financial criteria based on interest coverage, the dividend rate applicable solely to Series A Preferred Stock will increase by 1.00% for the next full dividend period and by an additional 0.50% for each dividend period thereafter provided that the dividend rate does not exceed 20%. The provision of the certificate of designation limits Products ability to issue more debt, pay dividends and make distributions, repurchase stock, make investments, merge or consolidate, transfer assets, enter into transactions with affiliates and issue stock of subsidiaries. These covenants are subject to a number of important exceptions.

      The 2001 results included dividends and accretion calculated using the effective interest method that totaled $2.4 million.

     c.     Short-Term Borrowings

      At December 31, 2001, short-term borrowings was primarily comprised of borrowings at a newly acquired subsidiary and carried a fixed interest rate of approximately 23%.

11.     Receivables Facility

      In December 2001, as part of the refinancing completed in connection with the TAC-Trim acquisition, C&A Products entered into a new receivables facility (the “New Receivables Facility”) and repaid the outstanding balance of $128.7 million of the Company’s previous receivables facility (the “Old Receivables Facility”) entered into in December 1999, which was not renewed. The Receivables Facility utilizes funding provided by commercial paper conduits. Carcorp, Inc., a wholly owned, bankruptcy-remote subsidiary of Products (“Carcorp”) purchases virtually all trade receivables generated by Products and certain of its subsidiaries (the “Sellers”) in the United States and Canada, transferring rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper, which is collateralized by those rights. The New Receivables Facility has a 364-day term expiring December 2002. The Old Receivables Facility had 364-day terms, renewable annually for up to five years.

      The total funding available to the Company on a revolving basis under the New Receivables facility was increased to $250.0 million compared to $171.6 million under the Old Receivables Facility. The funding available under both facilities depends primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). The Company retains the receivables collection responsibility.

      In December 2001, the Company funded $79.9 million through the New Receivables Facility. The Company had $118.6 million available but unutilized at December 31, 2001. At December 31, 2000, the Old Receivables Facility was fully utilized at $82.5 million. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee. The discount rate at December 31, 2001, was 3.53% compared to 7.40% at December 31, 2000. Under the New Receivables Facility the usage fee was increased to 1.50% from 0.75% under the Old Receivables Facility. In addition, the Company pays a fee on the unused portion of the facility. Under the New Receivables Facility that fee was increased from .25% to ..50%. During 2001, the loss on the sale of the receivables totaled $10.8 million. Included in the loss were fees and expenses of replacing the Old Receivables Facility totaling $5.6 million. During 2000 and 1999 the losses on the sale of receivables totaled $9.2 million and $5.4 million, respectively. The 2000 loss included $1.6 million in expenses and fees to replace the prior facility.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001 and 2000, the conduits collectively had invested $79.9 million and $82.5 million, respectively, to purchase an undivided senior interest (net of settlements in transit) in the receivables pool. Accordingly, such receivables were not reflected in the Company’s financial statements as of those dates. As of December 31, 2001 and 2000, Carcorp’s total receivables pool was $334.6 million and $174.9 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold. The Company estimates the fair value of its retained interest by considering two key assumptions: the payment rate, which is derived from the average life of the accounts receivable, which is less than 60 days, and the rate of expected credit losses. Based on the Company’s favorable collection experience and the short-term nature of its receivables, both assumptions are highly predictable. Therefore, the Company’s estimated fair value of its retained interests in the pool of eligible receivables is approximately equal to the previous cost, less the associated allowance for doubtful accounts.

      The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due, are used to purchase new receivables from the Sellers. During 2001 and 2000, Carcorp had net cash collections of approximately $1.6 billion and $1.5 billion, respectively. These funds were used to purchase new receivables from the Sellers, under the Old Receivables Facility.

      The New Receivables Facility contains certain other restrictions on Carcorp (including maintenance of $60.0 million of net worth) and on the Sellers (including limitations on liens on receivables, modifications of the terms of receivables, and change in credit and collection practices) customary for facilities of this type. The commitments under the New Receivables Facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy, default by Products in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

12.     Leases

      The Company is the lessee under various long-term operating leases for land and buildings for periods up to twenty years. The majority of these leases contain renewal provisions. In addition, the Company leases transportation, operating and administrative equipment for periods ranging from one to twelve years.

      The Company has equipment lease agreements and building lease agreements with several lessors which, subject to specific approval, provide availability of funding for operating leases and sale-leasebacks as allowed in its other financing agreements. The Company has a purchase option on certain equipment at the end of the lease term based on the fair market value of the equipment and has additional options to cause the sale of some or all of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating.

      At December 31, 2001, future minimum lease payments under operating leases for continuing operations are as follows (in millions):

Year Ending

2002	$57.2
2003	50.3
2004	43.8
2005	25.0
2006	22.5
Later Years	85.2

$284.0

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense of continuing operations under operating leases was $29.2 million, $20.8 million, and $21.5 million for fiscal 2001, 2000 and 1999, respectively. Obligations under capital leases are not significant.

      During 2001, C&A Products entered into sale and leaseback transactions for certain manufacturing equipment and non-manufacturing properties. The transactions resulted in the recognition of a $4.4 million net deferred asset that is being amortized over the lease term, and the recognition of an $8.7 million loss.

      During 2001, the Company received net proceeds (after fees) of approximately $86.2 million from sale and leasebacks of real property and equipment, which it used to reduce outstanding debt. The aggregate lease expenses associated with these leases will be $88.8 million, $12.5 million of which relates to 2002. To the extent permitted by the credit facility, the Company may enter into additional similar leasing arrangements from time to time. As part of these sale-leaseback transactions, C&A Products sold and contemporaneously leased back real property from unrelated third parties, and received net proceeds (after fees) of $46.4 million. Refer to Note 19 for a discussion regarding certain sale and leaseback transactions that were entered into with related parties.

13.     Employee Benefit Plans

     a.     Defined Benefit Pension and Postretirement Benefit Plans

      Subsidiaries of the Company have defined benefit pension plans covering substantially all employees who meet eligibility requirements. Plan benefits are generally based on years of service and employees’ compensation during their years of employment. Funding of retirement costs for these plans complies with the minimum funding requirements specified by the Employee Retirement Income Security Act. Assets of the pension plans are invested primarily in equity and fixed income securities.

      Subsidiaries of the Company have also provided postretirement life and health coverage for certain retirees under plans currently in effect. Many of the subsidiaries’ domestic and Canadian employees may be eligible for coverage if they reach retirement age while still employed by the Company. Most of these plans are contributory. In general, future increases in costs are passed on fully to the retiree. However, future increases in costs for the Canadian divisions and limited domestic operations are shared between the Company and the retiree.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company’s consolidated balance sheets at December 31, 2001 and December 31, 2000 (in millions).

	Pension Benefits		Postretirement Benefits
	Fiscal Year Ended		Fiscal Year Ended

	December 31,	December 31,	December 31,	December 31,
	2001	2000	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$175.0	$170.5	$52.6	$57.5
Service cost	6.8	6.7	1.0	.9
Interest cost	12.7	12.8	3.8	3.6
Employee contributions	—	—	.9	.9
Amendments	1.4	.4	—	—
Actuarial gain	2.3	(.5)	(1.3)	(5.3)
Benefits paid	(14.1)	(11.6)	(4.7)	(4.7)
Currency adjustment	(1.7)	(3.3)	(.5)	(.3)

Benefit obligation at end of year	$182.4	$175.0	$51.8	$52.6

Change in plan assets:
Fair value of plan assets at beginning of year	$164.2	$159.3	$—	$—
Actual return on plan assets	(24.1)	15.1	—	—
Employer contributions	4.3	4.2	3.8	3.8
Employee contributions	—	—	.9	.9
Benefits paid	(14.1)	(11.6)	(4.7)	(4.7)
Currency adjustment	(1.6)	(2.8)	—	—

Fair value of plan assets at end of year	$128.7	$164.2	$—	$—

Reconciliation of funded status to net amount recognized:
Funded status	$(53.7)	$(10.8)	$(51.8)	$(52.6)
Unrecognized net loss (gain)	48.1	7.0	(21.5)	(22.0)
Unrecognized prior service cost (gain)	4.4	3.3	(6.4)	(7.8)

Net amount recognized	$(1.2)	$(.5)	$(79.7)	$(82.4)

      The table above does not reflect the results of the TAC-Trim acquisition as the Company is still completing purchase accounting for the acquisition. The amounts included in the balance sheet reflect the preliminary value assigned to the TAC-Trim assets and obligations.

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$18.7	$14.6	$—	$—
Accrued benefit liability	(25.6)	(17.0)	(179.1)	(82.4)
Intangible asset	5.8	1.5	—	—
Accumulated other comprehensive loss	19.0	.4	—	—

Net amount recognized	$17.9	$(.5)	$(179.1)	$(82.4)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $175.2 million, $165.9 million and $121.7 million, respectively, as of December 31, 2001 and $21.8 million, $20.1 million and $4.2 million, respectively, as of December 31, 2000.

      The net periodic benefit cost of continuing operations for fiscal 2001, 2000, and 1999 includes the following components (in millions):

	Pension Benefits
	Fiscal Year Ended

	December 31,	December 31,	December 25,
	2001	2000	1999

Components of net periodic benefit cost:
Service cost	$6.8	$6.7	$9.1
Interest cost	12.7	12.8	11.0
Expected return on plan assets	(14.6)	(14.6)	(12.4)
Amortization of prior service cost	.2	.1	—
Settlement loss (gain)	(.1)	—	—
Curtailment gain	—	(1.0)	—
Recognized net actuarial loss	.1	.1	.7

Net periodic benefit cost	$5.1	$4.1	$8.4

	Postretirement Benefits
	Fiscal Year Ended

	December 31,	December 31,	December 25,
	2001	2000	1999

Components of net periodic benefit cost:
Service cost	$1.0	$.9	$1.5
Interest cost	3.8	3.6	4.3
Amortization of prior service cost	(1.4)	(1.4)	(1.4)
Recognized net actuarial gain	(1.7)	(2.0)	(.9)

Net periodic benefit cost	$1.7	$1.1	$3.5

      Weighted average fiscal year-end assumptions are summarized as follows:

			Postretirement
	Pension Benefits		Benefits

	2001	2000	2001	2000

Discount rate	7.2%	7.4%	7.5%	7.6%
Expected return on plan assets	9.0%	9.0%	N/A	N/A
Rate of compensation increase	3.1%	4.5%	N/A	N/A

      Health care costs for domestic plans: (1) Dura Convertible was assumed to increase 11% during 2002; the rates were assumed to grade down by 0.5% per year to an ultimate rate of 6% and remain at that level thereafter. (2) Wickes Engineering Materials was assumed to increase 6% during 2002 and remain at that level thereafter. (3) TAC-Trim was assumed to increase 12% during 2002; the rates were assumed to grade down by 0.5% per year to an ultimate rate of 6% and remain at that level thereafter. Health care trend rates for Canadian Plans were assumed to increase approximately 8.5% during 2002 grading down by 0.5% per year to a constant level of 5% annual increase.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumed health care cost trend rates may have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$.4	$(.3)
Effect on postretirement benefit obligation	$20.1	$(16.2)

b.     Defined Contribution Plans

      Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company’s discretion as specified in the plan documents. Contributions relating to continuing operations were $3.2 million, $4.0 million and $3.0 million in fiscal 2001, 2000 and 1999, respectively.

14.     Discontinued Operations

      During fiscal 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds will be paid to the Company in three installments. The first and second installments of $7.5 million and $7.5 million were received in June 2000 and June 2001, respectively with the third installment of $5.0 million to be received in June 2002. Of the total $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures, and $6.6 million, net of income taxes, as income from discontinued operations.

      The Company has significant obligations related to post-retirement, casualty, environmental, product liability, lease and other liabilities of discontinued operations. The nature of many of these contingent liabilities is such that they are difficult to quantify and uncertain in terms of amount. The company has accrued $10.0 million for casualty reserves, $38.9 million for post retirement costs and $40.7 million for environmental and product liability costs.

      In connection with retained operating leases of certain discontinued operations, the Company believes that future sublease rental receipts will equal or exceed future minimum lease payments and accordingly has not recorded any liability for these leases.

15.     Restructuring

      In the fourth quarter 2001, the Company undertook a restructuring program to rationalize operations in North American, European and Specialty operations resulting in a restructuring charge of $9.6 million. The charge included $2.8 million of severance costs and $6.8 million of asset impairments. The Company recognized severance costs for over 200 operating personnel at the Company’s convertible tops, fabrics, carpet and acoustics locations in North America and Specialty operations. The asset impairments, primarily related to machinery and equipment located at North American, European and Specialty operations sites, are based on management’s estimates of values to be realized upon disposition of the assets. The activity related to severance costs for the fourth quarter 2001 restructuring program is as follows (in millions):

	Original	Cash	Remaining
	Reserve	Payments	Reserve

Anticipated severance benefits	$2.8	$0.7	$2.1

      During the first quarter of 2001, the Company undertook a restructuring program resulting in a charge of $9.2 million. The goal of the restructuring was to further de-layer management in North America, European

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Specialty operations. The pre-tax $9.2 million charge included $8.4 million of severance costs and $0.8 million of asset impairments. The Company recognized severance costs for over 700 operating personnel at the Company’s convertible tops, fabrics, accessory floormats, plastics, carpet and acoustics locations in North America and the Company’s plastics, accessory floormats, carpet and acoustics operations in Europe. The Company also recognized severance costs for management and administrative personnel at its World Headquarters, North American Automotive Interior Systems division and European Automotive Interior Systems division. The asset impairments, primarily related to machinery and equipment located at the site, are based on management’s estimates of values to be realized upon disposition of the assets. The activity related to severance costs for 2001 restructuring program is as follows (in millions):

	Original	Cash	Remaining
	Reserve	Payments	Reserve

Anticipated severance benefits	$8.4	$(6.9)	$1.5

      In fiscal 1999, the Company announced a comprehensive plan (the “Reorganization”) to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. The Company undertook the Reorganization to reduce costs and improve operating efficiencies throughout the Company’s operations and to more effectively respond to the OEMs’ demand for complete interior trim systems and more sophisticated components. Upon final completion of the Reorganization plan, the Company recognized a pre-tax restructuring charge of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commission contracts at the Company’s North American plastics operations. The 1999 Reorganization included the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999 and the relocation of its operations to another fabrics facility was completed in fiscal 2000. The acoustics facility in Vastra Frolunda, Sweden, was closed in September 2000 and its operations were relocated to other facilities in Europe. The Company recognized $13.4 million in asset impairments, primarily relating to buildings, machinery and equipment located at these three sites. In addition to these closures, the Company recognized severance costs for operating personnel at the Company’s plastics operations in the United Kingdom and the Company’s fabrics, convertibles and accessory floormats operations in North America. The Company also recognized severance costs for management and administrative personnel at the Company’s former North Carolina headquarters and North American Automotive Interior Systems division.

      During fiscal 2000, certain modifications were made to the Reorganization, which changed the original estimates. Severance costs for individuals and payments for the termination of sales commission arrangements originally contemplated in the Reorganization were approximately $3.1 million lower than the original estimates. The reduction consisted of $2.0 million of severance benefits and $1.1 million of payments for termination of sales commission arrangements. However, during fiscal 2000, there were additional personnel terminations made as the Company continued to reshape its management team. The Company estimates indicate that the adjustment to reduce the original restructuring provision approximates the provision required for the additional personnel terminated in fiscal 2000. As of December 31, 2000, the Company’s Reorganization efforts, as modified, were substantially complete and approximately 1,000 employees had been terminated.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the reserves for the Reorganization restructuring charges are as follows (in millions):

	Original	Changes in	Remaining
	Reserve	Reserve	Reserve

Anticipated severance benefits	$15.0	$(15.0)	$—
Anticipated payments related to the termination of sales commission arrangements	5.0	(3.6)	1.4

	$20.0	$(18.6)	$1.4

16.     Common Stockholders’ Equity

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

     Stock Option Plans

      The 1994 Employee Stock Option Plan (“1994 Plan”) was adopted as a successor to the 1993 Employee Stock Option Plan to facilitate awards to certain key employees and consultants. The 1994 Plan was amended in 1999 primarily to increase the number of shares available for issuance under the Plan from 2,980,534 to 3,980,534. The 1994 Plan provides that no options may be granted after 10 years from the effective date of this plan. Options vest, in each case, as specified by the Company’s compensation committee, generally over three years after issuance. At December 31, 2001, options representing 1,272,718 shares of common stock were available for grants.

      The Company also adopted the 1994 Directors Stock Option Plan, which provides for the issuance of options to acquire a maximum of 600,000 shares of common stock to directors who are not part of management and are not affiliated with a major stockholder. As of December 31, 2001, 170,000 options had been granted.

      The Company adopted the 1997 United Kingdom Scheme, which provides for the issuance of options to key employees under the 1994 Plan. As of December 31, 2001, 32,474 options had been granted.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity under the plans is as follows:

	December 31, 2001		December 31, 2000		December 25, 1999

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price

Outstanding beginning of year	4,344,432	$5.47	4,720,955	$5.70	3,141,195	$6.23
Awarded	40,000	5.76	827,500	5.65	2,024,000	5.19
Cancelled	(458,090)	7.48	(983,732)	7.07	(337,000)	8.10
Exercised	(1,095,422)	4.31	(220,291)	3.99	(107,240)	3.99

Outstanding at end of year	2,830,920	5.59	4,344,432	$5.47	4,720,955	$5.70

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Number of Shares	Weighted Average	Weighted Average
Range of Exercise Price	Outstanding	Remaining Life	Exercise Price

$3.99 — $4.43	267,071	2.9	4.07
$5.00 — $6.00	1,925,000	7.6	5.19
$6.01 — $11.75	638,849	6.4	7.41

      SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of Accounting Principles Board Opinion No. 25 (“APB No. 25”) use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. The following information is presented as if the Company had adopted SFAS No. 123 and restated its results (in millions, except per share amounts):

	Fiscal Year Ended

	December 31,	December 31,	December 25,
	2001	2000	1999

Net income (loss):
As reported	$(46.2)	$4.5	$(10.2)
Pro forma	(48.6)	2.1	(12.4)
Basic and Diluted EPS:
As reported	$(0.47)	$0.07	$(0.16)
Pro forma	(0.50)	0.03	(0.20)

      For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2001, 2000 and 1999: expected volatility was 99%, 53% and 84% in 2001, 2000 and 1999, respectively; expected lives of 10 years, which equals the lives of the grants; a risk free interest rate ranging from 4.24% to 7.32% and a zero expected dividend rate. The weighted average grant-date fair value of an option granted during fiscal 2001, 2000 and 1999 was $5.22, $4.11 and $4.50, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 28, 1995, the above pro forma amounts may not be representative of the compensation costs to be expected in future years.

17.     Income Taxes

      The provisions for income taxes applicable to continuing operations for fiscal 2001, 2000 and 1999 are summarized as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 25,
	2001	2000	1999

Current:
Federal	$—	$—	$—
State	2.6	1.5	2.1
Foreign	4.8	10.7	4.9

	7.4	12.2	7.0
Deferred:
Federal	(19.0)	(3.5)	(6.3)
State	(1.3)	(0.2)	(0.5)
Foreign	(5.7)	(6.3)	—

	(26.0)	(10.0)	(6.8)

Income tax expense	$(18.6)	$2.2	$0.2

      Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 25,
	2001	2000	1999

Domestic	$(35.8)	$(11.9)	$(16.6)
Foreign	(32.5)	12.7	15.4

	$(68.3)	$0.8	$(1.2)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between income taxes computed at the statutory U.S. Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 25,
	2001	2000	1999

Amount at statutory Federal rate	$(23.9)	$0.3	$(0.4)
State taxes, net of Federal income tax	0.9	0.8	1.0
Tax differential on foreign earnings	2.9	(0.3)	(0.8)
Amortization of goodwill	1.5	1.5	1.5
Preferred stock dividend	0.8	—	—
Change in valuation allowance	(1.2)	0.4	0.3
General business tax credits	(0.5)	(1.1)	(2.0)
Other	0.9	0.6	0.6

Income tax expense	$(18.6)	$2.2	$0.2

      Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The components of the net deferred tax assets as of December 31, 2001 and 2000 were as follows (in millions):

	December 31,	December 31,
	2001	2000

Deferred tax assets:
Employee benefits, including postretirement benefits	$78.5	$37.9
Net operating loss carryforwards (NOLs)	134.6	116.2
General business tax credits carryforwards	11.4	10.0
Alternative minimum tax credit carryforwards	12.2	12.2
Other liabilities and reserves	36.1	41.1
Valuation allowance	(49.2)	(57.1)

Total deferred tax assets	223.6	160.3

Deferred tax liabilities:
Property, plant and equipment	(74.7)	(55.4)
Undistributed earnings of foreign subsidiaries	(7.2)	(7.2)

Total deferred tax liabilities	(81.9)	(62.6)

Net deferred tax asset	$141.7	$97.7

      The valuation allowance at December 31, 2001 and December 31, 2000 provides for certain deferred tax assets that in management’s assessment may not be realized due to tax limitations on the use of such amounts, due to expiration prior to utilization or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization. During fiscal 2001, the valuation allowance decreased $7.9 million from fiscal 2000. This decrease resulted primarily from the future expectation of increased pretax income due to current year acquisitions. During fiscal 2000, the valuation allowance increased $5.0 million from fiscal 1999. This increase resulted primarily from the increase in tax credit and loss carryforwards that may not be realized in future periods.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The above amounts have been classified in the consolidated balance sheets as follows (in millions):

	December 31,	December 31,
	2001	2000

Deferred tax assets (liabilities):
Current domestic and foreign, included in other current assets	$25.3	$19.1
Current foreign, included in accrued expenses	(2.1)	(2.6)
Noncurrent domestic and foreign	136.5	97.3
Noncurrent foreign, included in other noncurrent liabilities	(18.0)	(16.1)

	$141.7	$97.7

      Management has reviewed the Company’s operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $141.7 million at December 31, 2001 will be realized. Management took into consideration, among other factors, the expected impact of current year acquisitions, the impact of recent restructuring plans, and the infusion of cash from Heartland. These factors along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in reaching this conclusion. The Company’s ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

      Deferred income taxes and withholding taxes have been provided on earnings of the Company’s foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. Deferred income taxes and withholding taxes have not been provided on the remaining undistributed earnings of foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2001 on which the Company has not provided deferred income taxes and withholding taxes is approximately $317.0 million.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the Company had the following tax attribute carryforwards available for U.S. Federal income tax purposes (in millions):

		Expiration
	Amount	Dates

Net operating losses — regular tax:
Preacquisition, subject to limitations	$4.7	2002-2009
Subject to change in control provisions	11.7	2002-2007
Subject to change in control provisions	103.2	2008-2012
Subject to change in control provisions	199.6	2018-2021
Unrestricted	23.8	2021

	$343.0

Net operating losses — alternative minimum tax:
Preacquisition, subject to limitations	$2.6	2002-2009
Subject to change in control provisions	10.6	2002-2007
Subject to change in control provisions	69.7	2008-2012
Subject to change in control provisions	205.7	2018-2021
Unrestricted	20.3	2021

	$308.9

General business tax credits:
Preacquisition, subject to limitations	$.6	2002-2003
Subject to change in control provisions	9.0	2004-2021
Unrestricted	.2	2021

	$9.8

Alternative minimum tax credits	$12.2

      As a result of the Heartland Transaction, a change in control occurred which results in annual limitations on the Company’s use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of “built-in gain” or “built-in loss” in the Company’s assets at the date of the change in control. Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets.

      Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a change in control that would result in additional annual limitations on the Company’s use of its NOLs and unused tax credits. Management cannot predict whether such a change in control will occur.

      Income taxes paid, net of refunds received, were $15.5 million, $4.8 million and $3.0 million for fiscal 2001, 2000 and 1999, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.     Disclosures About Fair Value of Financial Instruments

      The estimated fair values of the Company’s continuing operations financial instruments are summarized as follows (in millions):

	December 31, 2001		December 31, 2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,301.9	$1,232.4	$884.0	$812.1
Mandatorily redeemable preferred stock of subsidiary	$147.7	$147.7	$—	$—

      The following methods and assumptions were used to estimate these fair values:

      Short-Term and Long-Term Debt — The fair value of the Senior Subordinated Notes is based upon quoted market price. The fair value of the other long-term debt of the Company including the Preferred stock, along with the Company’s and short-term debt approximates the carrying value.

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

19.     Related Party Transactions

      During the first quarter of 2001, Heartland acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Partners and WP Partners. In the sale, the Company received gross proceeds of $125.0 million, or approximately $95.0 million after fees and expenses associated with the transactions. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. As a result of the transaction, Heartland is entitled to designate a majority of the Company’s Board of Directors. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the Common Stock of the Company. In connection with the Heartland Transaction, the Company paid Heartland a transaction fee of $12.0 million and paid WP Partners an investment banking fee of $2.0 million.

      During the first quarter of 2001, the Amended and Restated Stockholders’ Agreement was terminated and a new, 10 year Services Agreement was entered into between the Company, Products and Heartland. Under this Services Agreement, the Company will pay Heartland an annual advisory fee of $4.0 million. The Services Agreement also provides for the Company to pay a 1% transaction fee on certain acquisitions and divestitures commencing on or after February 23, 2002. Under the former Amended and Restated Stockholders’ Agreement among the Company, Products, Blackstone Partners and WP Partners, the Company paid each of Blackstone Partners and WP Partners, or their respective affiliates, an annual monitoring fee of $1.0 million.

      In December 2001, Heartland, and certain co-investors that include a director of the Company, purchased an additional 32 million shares of common stock at a price of $5.00 per share, as part of the financing for the TAC-Trim acquisition. The average closing price of the stock three days before and three day after the definitive agreement announcement date was $8.94. Additionally, the Company paid Heartland

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction fees of $12.5 million in connection with the TAC-Trim acquisition. The Company also reimbursed Heartland for $1.5 million of expenses that Heartland incurred in relation to the Becker acquisition. (See Note 3)

      As part of the TAC-Trim acquisition, the Company entered into three intellectual property license agreements with Textron. In two of these agreements, the Company licenses back to Textron certain intellectual property that was acquired in the transaction. In the third agreement, the Company licenses from Textron other intellectual property that was not acquire in the transaction

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. Payments under the Textron Leasing Transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each Lease is for an initial term of three (3) years with three one (1) year renewal options. As is customary, the documentation for the Textron Leasing Transaction incorporates covenants by reference, from the new Senior Credit Facility, that may be amended or waived by the senior lenders, and also contain events of default.

      During 2001, the Company entered into sale and leaseback transactions for certain non-manufacturing properties with entities that are controlled by one of the Company’s current directors and shareholders. In connection with these sale-leaseback transactions, Products sold and contemporaneously leased back real property located in Troy, Michigan and Plymouth, Michigan for net proceeds of $15.1 million in aggregate. The initial lease term in each transaction is 20 years and each lease has two successive ten year renewal options. The basic rent for the Troy, Michigan property is $1.3 million per year, and the basic rent for the Plymouth, Michigan property is $0.5 million per year. The rental rates in each case are subject to adjustment after expiration of the initial term.

      Additionally, in connection with the Joan acquisition, the Company entered into a Supply Agreement and a Transition Service Agreement with entities controlled by the former owner of Joan who is currently a director and shareholder of the Company. Under the Supply Agreement, the Company has agreed to purchase all of its requirements for flat woven automotive fabric from the controlled entities for a five-year period beginning on the date of the Supply Agreement. The prices for fabric under the agreement will equal the costs of the raw materials plus an amount that represents the entities’ standard labor and overhead costs incurred in manufacturing fabric. Under Transition Service Agreement an entity controlled by the director will provide Products with transitional and support services for a period not to exceed twelve months in order to support the continued and uninterrupted operation of the businesses acquired by Products in the Joan acquisition. As a part of these services, pending disassembly and removal of machinery and equipment purchased as part of the acquisition, the controlled entity will use that machinery and equipment to manufacture all of the Company’s requirements for some types of knitted and woven automotive fabrics.

      On December 31, 2001, Heartland owned approximately 40% of the outstanding shares of the Company; Blackstone Partners’ and WP Partners’ owned approximately 15%; Joan Fabrics Corp., Mr. Elkin McCallum and associates owned approximately 8%; Mr. Charles E. Becker and Textron, Inc. each owned approximately 11%.

20.     Information About the Company’s Operations

      On February 10, 1999, the Company announced the Reorganization, a comprehensive plan to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses into two divisions: North American Automotive Interior Systems, headquartered in the Detroit metropolitan area, and European Automotive Interior Systems, headquartered in Germany. As part of the Reorganization, the Company also

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

established the Specialty Automotive Products division, which includes the Company’s automotive fabrics and Dura Convertible Systems businesses. North American Automotive Interior Systems and European Automotive Interior Systems include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior systems. The Specialty Automotive Products division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

      The accounting policies of the divisions are the same as those described in the Summary of Significant Accounting Policies (See Note 2). The Company evaluates performance based on profit or loss from operations before interest expense, foreign exchange gains and losses, loss on sale of receivables, other income and expense and income taxes.

      Information about the Company’s divisions is presented below (in millions):

	Year Ended December 31, 2001

	North American	European	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	1,145.0	258.2	420.1		1,823.3
Inter-segment revenues	12.0	30.2	0.2	(42.4)	—
Depreciation, amortization and subsidiary preferred stock requirements	46.4	21.4	14.6	1.8	84.2
Operating income (loss)	73.9	(22.3)	13.0	(29.0)	35.6
Total assets	1,899.1	308.2	452.2	333.9	2,993.4
Capital expenditures	27.9	12.1	12.2	2.3	54.5

	Fiscal Year Ended December 31, 2000

	North American	European	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	$1,175.6	$284.5	$441.7	$—	$1,901.8
Inter-segment revenues	22.3	34.7	33.8	(90.8)	—
Depreciation and amortization	43.2	16.6	13.5	1.4	74.7
Operating income (loss)	87.2	1.1	22.8	(3.0)	108.1
Total assets	696.8	228.6	234.6	120.3	1,280.3
Capital expenditures	34.3	18.3	15.6	0.8	69.0

	Fiscal Year Ended December 25, 1999

	North American	European	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	$1,151.7	$306.4	$440.5	$—	$1,898.6
Inter-segment revenues	85.2	27.4	16.7	(129.3)	—
Depreciation and amortization	38.6	17.2	14.8	0.8	71.4
Operating income (loss)	89.3	2.3	39.6	(32.7)	98.5
Total assets	799.0	241.6	234.7	73.6	1,348.9
Capital expenditures	45.7	23.5	12.7	4.5	86.4

(a)	Other includes the Company’s discontinued operations (See Note 14), non-operating units, the effect of eliminating entries and restructuring charges (See Note 15).

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales by product groups follow (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 25
	2001	2000	1999

Molded floor carpet	$476.6	$458.2	$468.0
Luggage compartment trim	61.4	71.0	90.6
Acoustical products	222.9	231.4	209.8
Accessory floormats	148.7	160.4	165.9
Plastic-based interior trim systems	403.6	452.1	435.4
Automotive fabrics	278.5	290.5	269.5
Convertible top systems	118.4	105.2	118.9
Other	113.2	133.0	140.5

Total	$1,823.3	$1,901.8	$1,898.6

      The Company performs periodic credit evaluations of its customers’ financial condition. Although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. Receivables generally are due within 45 days, and credit losses have consistently been within management’s expectations and are provided for in the consolidated financial statements.

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations follow:

	Fiscal Year Ended

	2001	2000	1999

General Motors Corporation	29.0%	31.4%	31.5%
Ford Motor Company	21.5%	20.6%	20.4%
DaimlerChrysler AG	18.7%	16.8%	18.9%

      Information about the Company’s continuing operations in different geographic areas for fiscal 2001, 2000 and 1999 is presented below (in millions):

	Year Ended		Fiscal Year Ended		Fiscal Year Ended
	December 31, 2001		December 31, 2000		December 25, 1999

		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets

United States	$1,346.0	$1,548.0	$1,123.6	$518.5	$1,092.6	$550.8
Canada	168.5	101.9	407.6	85.1	398.4	87.7
Mexico	50.5	52.9	86.1	26.2	101.2	20.3
United Kingdom	117.3	71.8	117.2	54.3	121.7	64.3
Other (a)	141.0	337.8	167.3	73.9	184.7	74.2

Consolidated	$1,823.3	$2,112.4	$1,901.8	$758.0	$1,898.6	$797.3

(a)	Other includes South America, Asia and Europe including Sweden, Spain, Belgium, Germany, Austria, France, the Netherlands and the Czech Republic.

      Intersegment sales between geographic areas are not material. For fiscal years 2001, 2000 and 1999, export sales from the United States to foreign countries were $146.2 million, $87.2 million and $84.7 million, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.     Commitments and Contingencies

     Environmental

      The Company is subject to federal, state, local and foreign environmental, and health and safety, laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses in order to maintain compliance with such requirements and (ii) impose liability relating to contamination at facilities, and at other locations such as former facilities, facilities where we have sent wastes for treatment or disposal, and other properties to which the Company may be linked. Such liability may include, for example, investigation and clean-up of the contamination, personal injury and property damage caused by the contamination, and damages to natural resources. Some of these liabilities may be imposed without regard to fault, and may also be joint and several (which can result in a liable party being held responsible for the entire obligation, even where other parties are also liable).

      Management believes that it has obtained, and is in material compliance with, those material environmental permits and approvals necessary to conduct our various businesses. Environmental compliance costs for continuing businesses are accounted for as normal operating expenses or capital expenditures, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time of an acquisition are generally charged to reserves established in purchase accounting. The Company accrues for environmental remediation costs when such obligations are known and reasonably estimable. In the opinion of management, based on the facts presently known to it, such environmental compliance and remediation costs will not have a material effect on our business, consolidated financial condition, future results of operations or cash flows.

      We are legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. At some of these sites we have been notified that we are a potentially responsible party (“PRP”) under the federal Superfund law or similar state laws. Other sites at which we may be responsible for contamination may be identified in the future, including with respect to divested and acquired businesses.

      We are currently engaged in investigating or remediating certain sites. In estimating our cost of investigation and remediation, we have considered, among other things, our prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency (“USEPA”), the professional judgment of our environmental experts, outside environmental specialists and other experts, and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and we may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including: incomplete information regarding particular sites and other PRPs; uncertainty regarding the nature and extent of environmental problems and our share, if any, of liability for such problems; the ultimate selection among alternative approaches by governmental regulators; the complexity and evolving nature of environmental laws, regulations and governmental directives; and changes in cleanup standards.

      The Company has established accounting reserves for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company records reserves for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of December 31, 2001, total reserves for those contingent environmental liabilities are approximately $59.6 million.

      In the opinion of management, based on information presently known to it, identified environmental costs and contingencies will not have a material effect on our consolidated financial condition, future results of operations or cash flows. However, we can give no assurance that we have identified or properly assessed all

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potential environmental liability arising from our business or properties, and those of our present and former subsidiaries and their corporate predecessors.

     Litigation

      The Company and its subsidiaries have lawsuits and claims pending against them and have certain guarantees outstanding which were made in the ordinary course of business.

      The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company’s management based on the facts presently known to it, have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

     Other Commitments

      As of December 31, 2001, the Company’s continuing operations had approximately $8.2 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, C&A Products remains contingently liable under most of the leases. C&A Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

22.     Quarterly Financial Data (Unaudited)

      The quarterly financial data is summarized below (in millions, except per share amounts).

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$453.1	$457.6	$430.5	$482.1
Gross margin	58.8	64.3	53.4	42.3
Income (loss) from continuing operations	(7.1)	1.8	(13.8)	(30.6)
Income (loss) before extraordinary operations	(7.1)	9.2	(12.4)	(30.6)
Net income (loss)	(7.4)	9.2	(12.4)	(35.6)
Basic and diluted earnings (loss) per share	(.10)	.11	(.12)	(.29)
Common stock prices:
High	5.6875	6.2000	8.5700	10.3000
Low	3.5800	4.0500	3.9500	4.7600

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$534.8	$507.2	$423.0	$436.8
Gross margin	83.7	84.1	53.2	45.6
Income (loss) from continuing operations	7.0	11.1	(4.1)	(15.4)
Income (loss) before extraordinary operations	7.0	17.7	(4.1)	(15.4)
Net income (loss)	7.0	17.7	(4.8)	(15.4)
Basic and diluted earnings (loss) per share	.11	.29	(.08)	(.25)
Common stock prices:
High	6.1250	7.0000	6.1250	4.9375
Low	4.5000	5.1250	4.6875	2.8750

      The Company’s operations are not subject to significant seasonal influences.

23.     Earnings Per Share

      The Company adopted SFAS No. 128, “Earnings Per Share,” in December 1997. Basic earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined assuming the exercise of the stock options issued under the Company’s stock option plans (See Note 16). There were no reconciling items between basic earnings per common share and diluted earnings per common share for 2001, 2000 and 1999.

      In 2001, 2000 and 1999, potentially dilutive securities have been excluded from the diluted earnings per share calculation since their inclusion would have been antidilutive. At December 31, 2001, the Company’s potentially dilutive securities included 2.8 million stock options with a weighted average exercise price of $5.59 and 0.5 million warrants with an exercise price of $5.00. At December 31, 2000 and December 25, 1999, the Company’s potentially dilutive securities included 4.3 million and 4.7 million stock options, respectively, with weighted average exercise prices of $5.47 and $5.70, respectively.

24.     Consolidating Financial Statements

      Products issued 10 3/4% Senior Subordinated Notes due 2011 in a total principal amount of $500.0 million in December 2001. These notes are guaranteed by certain subsidiaries of the Company (Guarantor Subsidiaries). The Guarantor Subsidiaries also guaranteed the Company’s previously existing old Bank Credit Facilities (as defined in Note 10).

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Operating Income
Net sales	$—	$612.2	$676.4	$577.1	$(42.4)	$1,823.3
Cost of goods sold	—	506.3	598.2	542.4	(42.4)	1,604.5
Selling, general & administrative expenses	0.1	34.9	81.1	48.3	—	164.4
Restructuring charge	—	7.3	.9	10.6	—	18.8

Operating income (loss)	(0.1)	63.7	(3.8)	(24.2)	—	35.6
Interest Expense, net	—	45.6	35.9	2.8	—	84.3
Intercompany Interest Expense/(Income)	—	17.3	(24.7)	7.4	—	—
Loss on sale of receivables	—	6.1	—	4.7	—	10.8
Subsidiaries preferred stock requirements	—	2.4	—	—	—	2.4
Other expense, net	—	5.0	2.9	1.8	(3.3)	6.4

Income (loss) from continuing operations before income taxes	(0.1)	(12.7)	(17.9)	(40.9)	3.3	(68.3)
Income Tax Expense (Benefit)	0.2	(11.9)	(5.6)	(1.3)	—	(18.6)

Loss from continuing operations	(0.3)	(.8)	(12.3)	(39.6)	3.3	(49.7)
Discontinued operations income	—	(8.8)	—	—	—	(8.8)
Extraordinary loss	—	5.0	0.3	—	—	5.3
Equity in net (income) loss of subsidiaries	45.9	48.9	33.5	—	(128.3)	—

NET INCOME (LOSS)	$(46.2)	$(45.9)	$(46.1)	$(39.6)	$131.6	$(46.2)

	For the Year Ended December 31, 2000

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Operating Income
Net sales	$—	$547.7	$619.6	$815.4	$(80.9)	$1,901.8
Cost of goods sold	—	464.4	554.1	697.6	(80.9)	1,635.2
Selling, general & administrative expenses	0.1	36.0	53.5	68.9	—	158.5

Operating income (loss)	(0.1)	47.3	12.0	48.9	—	108.1
Interest Expense/(Income)	(0.1)	86.8	7.4	2.5	—	96.6
Intercompany Interest/(Income)	—	19.9	(16.2)	(3.7)	—	—
Loss on sale of receivables	—	1.6	—	7.6	—	9.2
Other expense/(income), net	—	2.1	(13.6)	9.9	3.1	1.5

Income (loss) from continuing operations before income taxes	—	(63.1)	34.4	32.6	(3.1)	0.8
Income Tax Expense (Benefit)	—	(24.1)	15.3	12.2	(1.2)	2.2

Loss/Income from continuing operations	—	(39.0)	19.1	20.4	(1.9)	(1.4)
Discontinued operations/income	—	(6.6)	—	—	—	(6.6)
Extraordinary loss	—	—	0.7	—	—	0.7
Equity in net (income) loss of subsidiaries	(4.5)	36.9	(9.2)	—	50.6	—

NET INCOME (LOSS)	$4.5	$4.5	$27.6	$20.4	$(52.5)	$4.5

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 25, 1999

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Operating Income
Net sales	$—	$547.7	$616.9	$837.8	$(103.8)	$1,898.6
Cost of goods sold	—	447.3	555.6	714.8	(103.8)	1,613.9
Selling, general & administrative expenses	0.5	53.6	38.7	60.0	—	152.8
Restructuring charge	—	6.9	16.4	10.1	—	33.4

Operating income (loss)	(0.5)	39.9	6.2	52.9	—	98.5
Interest Expense/(Income)	(0.1)	79.5	8.8	3.9	—	92.1
Intercompany Interest/(Income)	—	22.1	(15.4)	(6.7)	—	—
Loss on sale of receivables	—	—	—	5.4	—	5.4
Other expense, (income) net	—	7.5	(19.3)	7.3	6.7	2.2

Income (loss) from continuing operations before income taxes	(0.4)	(69.2)	32.1	43.0	(6.7)	(1.2)
Income Tax Expense (Benefit)	—	(26.2)	13.6	15.4	(2.6)	0.2

Income/(Loss) from continuing operations	(0.4)	(43.0)	18.5	27.6	(4.1)	(1.4)
Discontinued operations	—	—	—	—	—	—
Cumulative effect of accounting change	—	2.4	4.0	2.4	—	8.8
Equity in net (income)loss of subsidiaries	9.8	(35.6)	(6.1)	—	31.9	—

NET INCOME (LOSS)	$(10.2)	$(9.8)	$20.6	$25.2	$(36.0)	$(10.2)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	For the Year Ended December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.2	$(3.8)	$12.7	$64.8	$—	$73.9
Accounts Receivable, net	—	8.7	140.6	250.9	5.9	406.1
Inventories	—	37.6	55.7	39.3	—	132.6
Other	—	8.6	71.4	51.9	—	131.9

Total current assets	0.2	51.1	280.4	406.9	5.9	744.5
Investment in Subsidiaries	374.5	1,784.9	396.5	—	(2,555.9)	—
Property, plant and equipment, net	—	69.4	254.7	294.0	—	618.1
Goodwill, net	—	23.7	1,101.3	133.0	(4.2)	1,253.8
Other Assets	—	195.9	106.6	74.5	—	377.0

	374.5	2,073.9	1,859.1	501.5	(2,560.1)	2,248.9

	$374.7	$2,125.0	$2,139.5	$908.4	$(2,554.2)	$2,993.4

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short Term Borrowings	—	10.1	0.1	25.5	—	35.7
Current Portion-Long Term Debt	—	18.0	(0.1)	1.6	—	19.5
Accounts Payable	—	100.2	247.5	121.0	—	468.7
Accrued Expenses	—	71.4	83.7	90.1	—	245.2

Total current liabilities	—	199.7	331.2	238.2	—	769.1
Long Term Debt	—	1,282.0	(0.3)	0.7	—	1,282.4
Intercompany (Receivable)/ Payable	—	(102.4)	4.1	98.3	—	—
Other Noncurrent Liabilities	—	223.5	137.4	58.6	—	419.5
Mandatorily redeemable preferred stock of subsidiary	—	147.7	—	—	—	147.7

	—	1,550.8	141.2	157.6	—	1,849.6
Stockholders Equity	$374.7	$374.5	$1,667.1	$512.6	$(2,554.2)	$374.7

	$374.7	$2,125.0	$2,139.5	$908.4	$(2,554.2)	$2,993.4

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	For the Year Ended December 31, 2000

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.5	$(4.2)	$1.0	$23.6	$—	$20.9
Accounts Receivable, net	—	7.8	30.9	155.2	2.6	196.5
Inventories	—	39.6	49.5	42.6	—	131.7
Other	—	20.4	14.4	41.1	—	75.9

Total current assets	0.5	63.6	95.8	262.5	2.6	425.0
Investment in Subsidiaries	(152.9)	831.7	297.4	—	(976.2)	—
Property, plant and equipment, net	—	94.4	152.7	187.7	(0.7)	434.1
Goodwill, net	—	—	111.5	138.2	(4.2)	245.5
Other Noncurrent Assets	—	122.4	20.7	32.6	—	175.7

	(152.9)	1,048.5	582.3	358.5	(981.1)	855.3
	$(152.4)	$1,112.1	$678.1	$621.0	$(978.5)	$1,280.3

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short Term Borrowings	—	0.4	—	3.4	—	3.8
Current Portion-Long Term Debt	—	35.6	48.3	0.4	—	84.3
Accounts Payable	—	52.4	42.0	84.1	—	178.5
Accrued Liabilities	—	58.7	13.3	51.1	—	123.1

Total current liabilities	—	147.1	103.6	139.0	—	389.7

Long Term Debt	—	781.7	—	18.0	—	799.7
Intercompany (Receivable)/ Payable	—	234.6	(245.9)	11.3	—	—
Other Noncurrent Liabilities	2.6	101.6	96.1	45.5	—	245.8

	2.6	1,117.9	(149.8)	74.8		1,045.5

Stockholders Equity (Deficit)	$(155.0)	$(152.9)	$724.3	$407.2	$(978.5)	$(154.9)

	$(152.4)	$1,112.1	$678.1	$621.0	$(978.5)	$1,280.3

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by continuing operating activities	$(0.3)	$(266.6)	$237.6	$160.7	$—	$131.4

Net cash provided by discontinued operating activities	—	—	—	12.2	—	12.2

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(14.8)	(14.5)	(25.2)	—	(54.5)
Sales of property, plant and equipment	—	62.2	24.0	1.9	—	88.1
Acquisitions of businesses, net of cash acquired	—	(760.9)	—	—	—	(760.9)
Sale of business	—	—	3.5	—	—	3.5

Net cash used in investing activities	—	(713.5)	13.0	(23.3)	—	(723.8)

FINANCING ACTIVITIES
Issuance of long-term debt	—	950.0	—	—	—	950.0
Proceeds from (reduction of) participating interests in account receivable, net of redemptions	—	—	—	(2.6)	—	(2.6)
Cost of debt issuance	—	(59.4)	—		—	(59.4)
Repayment of long-term debt	—	(383.2)			—	(383.2)
Increase (decrease) in short-term borrowings	—	9.7	2.0	(1.6)	—	10.1
Net borrowings (repayments) on revolving credit facilities	—	(133.4)	—	(16.8)	—	(150.2)
Net proceeds from issuance of common stock	207.2	—	—	—	—	207.2
Reissue (purchase) treasury stock, net	61.3	—	—	—	—	61.3
Intercompany transfers to (from) subsidiary	(268.5)	596.8	(240.9)	(87.4)	—	—

Net cash provided by (used in) financing activities	—	980.5	(238.9)	(108.4)	—	633.2

Increase (decrease) in cash and cash equivalents	(0.3)	0.4	11.7	41.2	—	53.0
Cash and cash equivalents at beginning of year	0.5	(4.2)	1.0	23.6	—	20.9

Cash and cash equivalents at end of year	$0.2	$(3.8)	$12.7	$64.8	$—	$73.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

	For the Year Ended December 31, 2000

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by continuing operating activities	$0.4	$13.2	$6.7	$110.6	$—	$130.9

Net cash provided by discontinued operating activities	—	—	0.4	—	—	0.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(20.9)	(13.9)	(34.2)	—	(69.0)
Sales of property, plant and equipment	—	5.6	—	—	—	5.6

Net cash used in investing activities	—	(15.3)	(13.9)	(34.2)	—	(63.4)

FINANCING ACTIVITIES
Proceeds from (reduction of ) participating interests in account receivable, net of redemptions	—	—	—	(34.0)	—	(34.0)
Repayment of long-term debt	—	(27.5)	(38.1)	(1.0)	—	(66.6)
Increase (decrease) in short-term borrowings	—	—	—	0.2	—	0.2
Net borrowings (repayments) on revolving credit facilities	—	64.9	—	(25.9)	—	39.0
Reissue (purchase) treasury stock, net	0.4	—	—	—	—	0.4
Intercompany transfers to (from) subsidiary	(0.4)	(37.8)	43.7	(5.5)	—	—

Net cash provided by (used in) financing activities	—	(.4)	5.6	(66.2)	—	(61.0)

Increase (decrease) in cash and cash equivalents	0.4	(2.5)	(1.2)	10.2	—	6.9
Cash and cash equivalents at beginning of year	0.1	(1.7)	2.2	13.4	—	14.0

Cash and cash equivalents at end of year	$0.5	$(4.2)	$1.0	$23.6	$—	$20.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 25, 1999

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by continuing operating activities	$0.1	$151.2	$152.8	$(204.0)	$—	$100.1

Net cash provided by discontinued operating activities	—	(9.8)	(7.0)	—	—	(16.8)

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(32.1)	(16.6)	(37.7)	—	(86.4)
Sales of property, plant and equipment	—	4.6	5.5	—	—	10.1
Acquisitions of businesses, net of cash acquired	—	(0.4)	—	—	—	(0.4)
Other, net	—	(0.8)	—	—	—	(0.8)

Net cash used in investing activities	—	(28.7)	(11.1)	(37.7)	—	(77.5)

FINANCING ACTIVITIES
Issuance of long-term debt	—	100.0	—	—	—	100.0
Cost of debt issuance	—	(2.4)	—	—	—	(2.4)
Proceeds from (reduction of) participating interests in account receivable, net of redemptions	—	—	—	2.0	—	2.0
Repayment of long-term debt	—	(19.4)	—	(1.2)	—	(20.6)
Increase (decrease) in short-term borrowings	—	(0.4)	—	(7.0)	—	(7.4)
Net borrowings (repayments) on revolving credit facilities	—	(18.4)	(16.9)	—	—	(35.3)
Reissue (purchase) treasury stock, net	(1.7)	—	—	—	—	(1.7)
Dividends paid	(50.2)	—	—	—	—	(50.2)
Dividends paid from (by) subsidiary	50.2	(50.2)	—	—	—	—
Intercompany transfers to (from) subsidiary	1.6	(118.2)	(116.4)	233.0	—	—

Net cash provided by (used in) financing activities	(0.1)	(109.0)	(133.3)	226.8	—	(15.6)

Increase (decrease) in cash and cash equivalents	—	3.7	1.4	(14.9)	—	(9.8)
Cash and cash equivalents at beginning of year	0.1	(5.4)	0.8	28.3	—	23.8

Cash and cash equivalents at end of year	$0.1	$(1.7)	$2.2	$13.4	$—	$14.0

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

      The information required under this Schedule is included in Note 24 to the Notes to the Consolidated Financial Statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 31, 2001, December 31, 2000 and December 25, 1999

		Additions
	Balance at	Resulting	Charge to	Charged
	Beginning	from	Cost and	to Other						Balance at
Description	of Year	Acquisitions	Expenses	Accounts			Deductions			End of Year

	(in millions)
Fiscal Year Ended December 31, 2001:
Allowance for doubtful accounts	$8.1	$6.8	$6.6		$(.3	)(a)		$(6.6)		$14.6
Restructuring reserves	$2.5	$	$16.2	$			$			$18.7
Fiscal Year Ended December 31, 2000:
Allowance for doubtful accounts	$8.5	$—	$6.6		$(.9	)(a)		$(6.1	)(b)	$8.1
Restructuring reserves	$13.5	$—	$—		$—			$(11.0	)(c)	$2.5
Fiscal Year Ended December 25, 1999:
Allowance for doubtful accounts	$7.2	$—	$2.4		$1.2	(a)		$(2.3	)(b)	$8.5
Restructuring reserves	$1.9	$—	$20.0		$—			$(8.4	)(c)	$13.5

(a)	Reclassifications and collection of accounts previously written off.

(b)	Reclassifications to other accounts, uncollectible amounts written off, and the elimination of amounts included in the allowance due from Enjema which was considered as a component of the Company’s purchase cost for the remaining 50% interest in Enjema.

(c)	Spending against the established reserves. See Note 15 to the Notes to Consolidated Financial Statement.

S-1

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 14, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., Becker Group, L.L.C., CE Becker Inc., ME McInerney Inc., J Hoehnel Inc. and the individuals party thereto as sellers is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated July 13, 2001.
2.2	Agreement and Plan of Merger dated as of August 17, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001.
2.3	First Amendment to Agreement and Plan of Merger by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc dated as of September 21, 2001 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001.
2.4	Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.), which is incorporated by reference to Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002. The Table of Contents of the Purchase Agreement listed as Exhibit 2.4 contains a list briefly identifying the contents of all omitted schedules and exhibits. Collins & Aikman Corporation will supplementally furnish a copy of any omitted schedule or Exhibit to the Commission upon request.
2.5	Asset Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc., which is incorporated herein by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
2.6	Asset Purchase Agreement dated as of August 17, 2001 by and among Collins & Aikman Products Co., Western Avenue Dyers, L.P., Elkin McCallum, Kerry McCallum, Penny Richards and Tyng Textiles LLC, which is incorporated by reference to Exhibit 2.3 to Collins & Aikman Corporation Current Report on Form 8-K filed on October 4, 2001.
2.7	First Amendment to Asset Purchase Agreement dated as of September 21, 2001, which is incorporated by reference to Exhibit 2.4 to Collins & Aikman Corporation Current Report on Form 8-K filed on October 4, 2001.
3.1	Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Collins & Aikman Corporation, which is incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
3.3	By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 27, 1996.
3.4	Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 28, 1995.

Exhibit
Number	Description

4.1	Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 21, 1994.
4.2	Indenture, dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996.
4.3	First Supplemental Indenture dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996.
4.4	Waiver dated as of October 27, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Plastics, Ltd., as Canadian Borrowers, Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 26, 1998.
4.5	Waiver dated as of December 22, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
4.6	Amendment and Waiver dated as of March 8, 1999, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics Ltd., Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
4.7	Tranche C Term Loan Supplement dated as of May 12, 1999 to the Credit Agreement dated as of May 28, 1998 among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics, Ltd., Collins & Aikman Corporation, the Financial Institutions parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
4.8	Indenture dated as of June 28, 1994, between JPS Automotive Products Corp., as Issuer, JPS Automotive L.P., as Guarantor and Shawmut Bank Connecticut, N.A., as Trustee, is hereby incorporated by reference to Exhibit 4.2 of JPS Automotive Corp.’s Registration Statement on Form S-1, Registration No. 33-75510.
4.9	First Supplemental Indenture, dated as of October 5, 1994, between JPS Automotive Products Corp. and JPS Automotive L.P., as Co-Obligors, and Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Report on Form 10-Q for the fiscal quarter ended October 2, 1994.
4.10	Second Supplemental Indenture, dated as of February 8, 2001, by and among Collins & Aikman Products Co., as Issuer, Collins & Aikman Corporation, as Guarantor, and First Union National Bank, as Trustee, which is incorporated by reference to Exhibit 4.11 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
4.11	Form of Warrant is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated July 13, 2001.

Exhibit
Number	Description

4.12	Certificate of Designation of Series A Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series C Redeemable Preferred Stock, which is incorporated herein by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.13	Indenture dated as of December 20, 2001 by and among Collins & Aikman Products Co., as Issuer, the Guarantors parties thereto and BNY Midwest Trust Company, as Trustee, which is incorporated herein by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.14	Receivables Transfer Agreement dated as of December 20, 2001 by and among Carcorp, Inc., as Transferor, Collins & Aikman Products Co., individually and as Collection Agent, the persons parties thereto, as CP Conduit Purchasers, Committed Purchasers and Funding Agents and JPMorgan Chase Bank, as Administrative Agent, which is incorporated herein by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.15	Amended and Restated Receivables Purchase Agreement dated as of December 20, 2001 among Collins & Aikman Products Co. and its wholly-owned direct and indirect subsidiaries named therein, as Sellers, and Carcorp, Inc., as Purchaser, and the other Sellers from time to time named therein, which is incorporated herein by reference to Exhibit 4.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.16	Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Deutsche Banc Alex. Brown Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Credit Suisse First Boston Corporation, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P.Morgan Bank Canada, as Canadian Administrative Agent, which is incorporated herein by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.17	Guarantee and Collateral Agreement dated as of December 20, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent, which is incorporated herein by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.18	Third Supplemental Indenture, dated as of December 20, 2001, among Collins & Aikman Products Co., Collins & Aikman Corporation, the Subsidiary Guarantors listed on the signature page thereto, and First Union National Bank (as successor in interest to First Union National Bank of North Carolina), which is incorporated herein by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
10.1	Stockholders Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners L.P., and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex E to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.2	Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.’s Report on Form 10-K for the fiscal year ended January 26, 1991.*
10.3	Employment Agreement dated as of July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation’s Report on Form 10-K for the fiscal year ended January 30, 1993.*

Exhibit
Number	Description

10.4	First Amendment to Employment Agreement dated as of February 24, 1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33- 53179) filed April 19, 1994.*
10.5	Second Amendment, dated as of October 3, 1996, to the Employment Agreement, dated as of July 22, 1992, as amended, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 26, 1996.*
10.6	Third Amendment dated as of August 1, 1997, to the Employment Agreement dated as of July 22, 1992, as amended, between the Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.35 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 27, 1997.*
10.7	Letter Agreement dated March 23, 1999 with an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.*
10.8	Amended and Restated Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.*
10.9	Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Form 10-K for the fiscal year ended December 26, 1998.*
10.10	Employment Agreement dated as of April 22, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 27, 1999.*
10.11	Employment Agreement, dated as of March 29, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 1, 2000.*
10.12	Employment Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.*
10.13	Employment Agreement, dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.14	Employment Agreement, dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.15	Letter agreement, dated as of May 12, 1999, with an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.*
10.16	Letter agreement, dated as of April 7, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.17	Letter agreement, dated as of July 13, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.18	Service contract between Collins & Aikman Products GmbH and an executive officer is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.19	Settlement Agreement dated as of April 27, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

Exhibit
Number	Description

10.20	Collins & Aikman Corporation 1998 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.*
10.21	Collins & Aikman Products Co. 2000 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.22	Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.*
10.23	Amendment to Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.12 of the Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.*
10.24	1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 29, 1995.*
10.25	1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.*
10.26	2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.27	1994 Directors Stock Option Plan as amended and restated is hereby incorporated by reference to Exhibit 10.15 to Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.*
10.28	Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 28, 1995.*
10.29	1994 Employee Stock Option Plan, as amended and restated through June 3, 1999 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999
10.30	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.31	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.32	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.33	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.*
10.34	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation’s report on Form 10-Q for the fiscal quarter ended March 28, 1998.*
10.35	Change in Control Agreement, dated August 9, 1999, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.36	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*

Exhibit
Number	Description

10.37	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.38	Change in Control Agreement, dated July 26, 1999, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.28 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.39	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.29 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.40	Change in Control Agreement, dated as of April, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.*
10.41	Change in Control Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.*
10.42	Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.43	Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.*
10.44	Lease, executed as of the 1st day of June 1987, between Dura Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.
10.45	Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and Collins & Aikman Products Co. is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 29, 1994.
10.46	Equity Purchase Agreement by and among JPSGP, Inc., Foamex-JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996 is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 27, 1996.
10.47	Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex-JPS Automotive L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.48	Equity Purchase Agreement by and among Seiren U.S.A. Corporation, Seiren Automotive Textile Corporation, Seiren Co., Ltd. and Collins & Aikman Products Co. dated December 11, 1996, is hereby incorporated by reference to Exhibit 2.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.49	Acquisition Agreement between Perstorp A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.50	Agreement among Perstorp A.B., Perstorp GmbH, Perstorp Biotec A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins & Aikman Corporation’s current report on Form 8-K dated December 10, 1996.

Exhibit
Number	Description

10.51	Settlement and Amendment Agreement dated as of December 16, 1997 by and among Collins & Aikman Products Co., Perstorp A.B., Perstorp GmbH, Collins & Aikman Holding A.B., Collins & Aikman Automotive Systems GmbH, Collins & Aikman Automotive Systems N.V., Collins & Aikman Automotive Systems A.B. and Perstorp Components GmbH and related Letter Amendment Agreement is hereby incorporated by reference to Exhibit 10.38 of Collins & Aikman Corporation’s Report or Form 10-Q for the fiscal quarter ended September 26, 1998.
10.52	Acquisition Agreement dated as of December 9, 1996 among Collins & Aikman Products Co., Collins & Aikman Floor Coverings Group, Inc., Collins & Aikman Floor Coverings, Inc., CAF Holdings, Inc., and CAF Acquisition Corp. is hereby incorporated by reference to Exhibit 2.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.53	Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products Co., Joan Fabrics Corporation and MC Group Acquisition Company L.L.C., is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.54	Asset Purchase Agreement dated as of June 30, 1997 by and between JPS Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Current Report on Form 8-K dated July 24, 1997.
10.55	Closing Agreement dated July 24, 1997 between JPS Automotive L.P., Safety Components International, Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Current Report on Form 8-K dated July 24, 1997.
10.56	Amended and Restated Acquisition Agreement dated as of November 4, 1997 and amended and restated as of March 9, 1998, among Collins & Aikman Products Co., Imperial Wallcoverings Inc. and BDPI Holdings Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.57	Share Purchase Agreement, dated as of January 12, 2001, between Collins & Aikman Corporation and Heartland Industrial Partners, L.P., is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 8-K dated January 12, 2001., incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.58	Registration Rights Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners, L.P. and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex D to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.59	Services Agreement, dated as of February 23, 2001, by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P.
10.60	Profit Participation Interest Agreement, dated as of February 23, 2001, by and among Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto and each of Collins & Aikman Corporation, Blackstone Capital Company II, L.L.C. and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex B to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.61	Employment Agreement dated October 1, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.30 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.62	Severance Benefit Agreement dated July 26, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.31 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*

Exhibit
Number	Description

10.63	Severance Benefit Agreement dated August 9, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.32 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.64	Letter agreement dated December 17, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.33 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.*
10.65	Employment Agreement dated December 1, 2000 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.75 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.*
10.66	Separation Agreement dated as of March 12, 2001 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.*
10.67	Employment Agreement dated as of March 29, 2000 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended April 1, 2000.*
10.68	Change in control agreement dated as of April 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*
10.69	Employment agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*
10.70	Change in control agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*
10.71	Service contract between Collins & Aikman Products GmbH and an executive officer, which is incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.72	Employment agreement dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.73	Change in control agreement dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.74	Employment agreement dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.75	Change in control agreement dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.76	Settlement agreement dated as of April 27, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.77	Letter agreement dated as of July 13, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.78	Letter agreement dated as of April 7, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.*
10.79	Collins & Aikman Products Co. 2000 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*

Exhibit
Number	Description

10.80	2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.*
10.81	Agreement of Sale and Purchase, dated as of June 22, 2001, by and among Collins & Aikman Products Co. and New King, L.L.C.
10.82	Lease Agreement, dated as of June 29, 2001, between New King, L.L.C., as landlord, and Collins & Aikman Products Co., as tenant.
10.83	Agreement of Sale and Purchase, dated as of June 22, 2001, by and among Collins & Aikman Products Co. and Anchor Court, L.L.C.
10.84	Lease Agreement, dated as of June 29, 2001, between Anchor Court, L.L.C., as landlord and Collins & Aikman Products Co., as tenant.
10.85	Stockholders Agreement dated July 3, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other Heartland Entities named therein, the Becker Stockholders party thereto and the Joan Stockholders party thereto.
10.86	Registration Rights Agreement, dated July 3, 2001, by and among Collins & Aikman Corporation, Charles E. Becker, Michael E. McInerney and Jens Höhnel and, together with the Joan Investors (as defined therein).
10.87	First Amendment to Services Agreement, dated as of August 7, 2001, among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P.
10.88	Equipment Lease, dated as of December 18, 2001, among Textron Automotive Exteriors Inc. and Textron Automotive Interiors Inc., collectively as lessee, and IAC TAX V, LLC, as lessor.
10.89	Registration Rights Agreement, dated December 20, 2001, by and among Collins & Aikman Products Co., Collins & Aikman Corporation, and each of the subsidiaries listed on the signature pages thereof, and J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other several initial purchasers parties to the Purchase Agreement.
10.90	Registration Rights Agreement dated as of December 20, 2001 by and among Becker Ventures, LLC, Dresdner Kleinwort Capital Partners 2001 LP, Masco Capital Corporation, ML IBK Positions, Inc. and Collins & Aikman Corporation.
10.91	Registration Rights Agreement, dated December 20, 2001, by and between Collins & Aikman Corporation, Textron Inc., and Textron Holdco Inc.
10.92	Preferred Stock Registration and Other Rights Agreement, dated as of December 20, 2001, by and among Collins & Aikman Products Co. and Textron Inc.
10.93	Intellimold Technology License and Support Agreement, dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co.
10.94	Technology License Agreement (Retained IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co.
10.95	Technology License Agreement (Licensed-Back IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Arthur Andersen LLP.
99	Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form pursuant to Item 14 (c) of this report.