Form 10-Q
period 2002-03-31
COLLINS & AIKMAN CORP
filed 2002-05-15
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-10218

Collins & Aikman Corporation

(Exact name of registrant, as specified in its charter)

Delaware	13-3489233
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

250 Stephenson Highway

Troy, Michigan 48083
(Address of principal executive offices, including zip code)

(248) 824-2500

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

      As of March 31, 2002, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 167,984,715 shares.

PART I -- FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATING STATEMENT OF INCOME
CONSOLIDATING BALANCE SHEET
CONSOLIDATING STATEMENT OF CASH FLOWS
PART II -- OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
Severance Agreement between Collins & Aikman
Separation Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Employment Agreement
Computation of Earnings Per Share

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in millions, except for per share data)

	Quarter Ended

	March 31,	March 31,
	2002	2001

Net sales	$914.8	$453.1
Cost of goods sold	783.7	394.3

Gross profit	131.1	58.8
Selling, general and administrative expenses	66.2	38.2
Restructuring charges	9.1	9.2

Operating income	55.8	11.4
Interest expense, net	37.3	23.3
Loss on sale of receivables	1.1	1.4
Subsidiary preferred stock requirements	11.2	—
Other expense, net	6.3	1.7

Loss from continuing operations before income taxes	(0.1)	(15.0)
Income tax expense (benefit)	5.9	(7.9)

Loss from continuing operations before extraordinary items	(6.0)	(7.1)
Extraordinary charge, net of income taxes of $0.2	—	(0.3)

Net loss	$(6.0)	$(7.4)

Net loss per basic and diluted common Share:
Continuing operations	$(0.04)	$(0.10)
Extraordinary charge	—	—

Net loss	$(0.04)	$(0.10)

Average common shares outstanding:
Basic and diluted	168.0	71.3

The accompanying notes are an integral part of the financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$92.1	$73.9
Accounts and other receivables, net	487.4	406.1
Inventories	143.8	132.6
Other	148.4	131.9

Total current assets	871.7	744.5
Property, plant and equipment, net	614.2	618.1
Deferred tax assets	132.9	136.5
Goodwill, net	1,289.8	1,253.8
Other assets	191.4	240.5

Total Assets	$3,100.0	$2,993.4

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$33.0	$35.7
Current maturities of long-term debt	22.2	19.5
Accounts payable	531.7	468.7
Accrued expenses	295.7	245.2

Total current liabilities	882.6	769.1
Other, including post-retirement benefit obligation	403.3	402.7
Long-term debt	1,276.4	1,282.4
Mandatorily redeemable preferred stock of subsidiary	160.5	149.3
Minority interest in consolidated subsidiary	14.3	15.2
Contingencies

Common stock ($0.1 par value, 300.0 shares authorized, 168.0 shares issued and outstanding at March 31, 2002, and December 31, 2001)	1.7	1.7
Other paid-in capital	1,123.1	1,123.1
Accumulated deficit	(688.8)	(682.8)
Accumulated other comprehensive loss	(73.1)	(67.3)

Total common stockholders’ equity	$362.9	$374.7

Total Liabilities and Common Stockholders’ Equity	$3,100.0	$2,993.4

The accompanying notes are an integral part of the financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(in millions)

	Quarter Ended
	March 31,

	2002	2001

OPERATING ACTIVITIES
Net loss	$(6.0)	$(7.4)
Adjustments to derive cash flow from continuing operating activities:
Impairment of long lived assets	—	0.8
Deferred income tax expense (benefit)	3.7	(5.2)
Preferred stock requirements	11.2	—
Depreciation	26.7	16.2
Goodwill amortization	—	1.8
Amortization of other assets	2.4	2.1
Increase in accounts and other receivables	(1.4)	(12.2)
(Increase) reduction of proceeds from participating interest in accounts receivable	(79.9)	8.8
(Increase) decrease in inventories	(11.2)	7.8
Increase (decrease) in accounts payable	63.0	(30.1)
Increase in interest payable	41.3	10.3
Other, net	24.4	(4.8)

Net cash provided by (used in) operating activities	74.2	(11.9)

INVESTING ACTIVITIES
Additions to property, plant and equipment	(27.4)	(10.7)
Acquisitions, net of cash acquired	—	(7.3)
Payments of acquisition costs	(22.6)	—

Net cash used in investing activities	(50.0)	(18.0)

FINANCING ACTIVITIES
Issuance of long-term debt	1.3	50.0
Debt issuance costs	—	(10.7)
Repayment of long-term debt	(4.6)	(55.7)
Repayments on revolving credit facilities	—	(57.2)
(Decrease) increase short-term borrowings	(2.7)	0.4
Proceeds from issuance of stock	—	44.3
Reissue of treasury stock	—	61.3

Net cash provided by (used in) financing activities	(6.0)	32.4

Net increase in cash and cash equivalents	18.2	2.5
Cash and cash equivalents at beginning of period	73.9	20.9

Cash and cash equivalents at end of period	$92.1	$23.4

The accompanying notes are an integral part of the financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Organization

      Collins & Aikman Corporation (the “Company”) is a Delaware corporation, headquartered in Troy, Michigan. The Company conducts all of its operating activities through its wholly owned Collins & Aikman Products Co. (“Products”) subsidiary. The Company is a global leader in design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company operates through three divisions: North American Automotive Interior Systems, European and Rest of World Automotive Interior Systems and Specialty Automotive Products.

2.     Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the 2002 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K.

3.     Acquisitions and Goodwill

     a.     Acquisitions

      The Company completed its acquisitions of Textron Automotive Company’s automotive trim division (“TAC-Trim”) in December 2001, the automotive fabric operations of Joan Fabrics and all of the operating assets in Joan Fabric’s affiliated yarn dying operation Western Avenue Dyers (collectively “Joan”) in September 2001, and Becker Group, LLC (“Becker”) a supplier of plastic components to the automotive industry in July 2001. The results of operations of the acquired companies are included in the Company’s consolidated statements of operations from the dates of acquisition.

      Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. The allocation of the purchase price for the TAC-Trim acquisition is preliminary and will be revised upon the completion of the fixed asset and intangible asset appraisals, which are in progress. Pending the completion of these appraisals, the Company is not able to estimate the ultimate purchase price which will be allocated to fixed assets, nor is the Company able to estimate the type and value of specifically identifiable intangible assets acquired. Accordingly, as the appraisals are completed it is likely that additional depreciation expense as well as specifically identifiable assets and the related amortization will be recorded in future periods. For the quarter ended March 31, 2002, the change in goodwill related to adjustments of certain of TAC-Trim’s assets and liabilities including inventory, tax liabilities and customer supply contracts. The acquisitions are intended to solidify the Company’s position as a “Mega Tier 2” supplier of interior components and automotive fabrics.

     b.     Goodwill

      In June 2001, the FASB approved SFAS 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142. The Company continues to review the provisions of SFAS No. 142, but cannot determine the complete impact of SFAS 142 until such time as it can complete the first-step of a two-step impairment test. The Company is gathering information to complete the first-step of the impairment test and expects to complete the analysis by June 30, 2002. If an impairment loss were identified as a result of these tests, it would

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

be reported as a cumulative effect of a change in accounting principle. In accordance with the provisions of SFAS No. 142, the Company did not amortize goodwill for the period ended March 31, 2002. If goodwill amortization had not been recorded for the period ended March 31, 2001, net loss and loss per share would have decreased $1.6 million or $0.02 per share for that period.

4.     Inventories

      Inventory balances are summarized below (in millions):

	March 31,	December 31,
	2002	2001

Raw materials	$83.6	$73.8
Work in process	29.4	25.6
Finished goods	30.8	33.2

	$143.8	$132.6

5.     Customer Engineering and Tooling

      The Company had assets of approximately $17.5 million and $22.7 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs at March 31, 2002 and December 31, 2001, respectively. The Company also had assets of $62.7 million and $90.2 million, (of which substantially all is reimbursable) for molds, dies and other tools, at March 31, 2002 and December 31, 2001, respectively, that will be customer-owned. In addition, the Company had $2.5 million and $9.1 million at March 31, 2002 and December 31, 2001, respectively, for molds, dies and other tools that the Company owns.

6.     Long-term Debt and Mandatorily Redeemable Preferred Stock of Subsidiary

     a.     Long-term Debt

      Long-term debt is summarized below (in millions):

	March 31,	December 31,
	2002	2001

Senior Credit Facilities:
Tranche A Term Loan Facility	$96.2	$100.0
Tranche B Term Loan Facility	299.3	300.0
Revolving Credit Facility	—	—
Public Debt:
10 3/4% Senior Notes, due 2011	500.0	500.0
11 1/2% Senior Subordinated Notes, due 2006	400.0	400.0
Other	3.1	1.9

Total debt	1,298.6	1,301.9
Less current maturities	(22.2)	(19.5)

	$1,276.4	$1,282.4

The weighted average rate of interest on the Senior Credit Facilities at March 31, 2002 and December 31, 2001 was 6.94% and 7.67%, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The Senior Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. The covenants of the Senior Credit Facilities limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of Preferred Stock, the prepayment of debt other than loans under the senior facilities, liens and certain lease transactions.

      In December 2001, Products issued 10 3/4% Senior Notes due 2011 in a total principal amount of $500.0 million. The notes were not registered under the Securities Act of 1933 and were offered only to qualified institutional buyers. In April 2002, the Company filed a registration statement with the Securities and Exchange Commission for an exchange offer of a new issue of 10 3/4% senior notes due 2011 of Products in exchange for the outstanding Senior Notes of Products. The exchange offer will raise no new proceeds for the Company and is being made in accordance with contractual commitments arising from the December 2001 issuance. The exchange offer will allow the Senior Notes due 2011 to be transferred without restriction.

     b.     Mandatorily Redeemable Preferred Stock of Subsidiary

      In December 2001, Products issued 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock was recorded at fair value, which is less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value of $146.9 million was based on market prices for securities with similar terms, maturities and risk characteristics, and includes a liquidation discount to reflect market conditions. The difference between the initial recorded value and the liquidation value is being accreted over the 11 year terms of the securities. The results for the quarter ended March 31, 2002, included subsidiary preferred stock requirements calculated using the effective interest method of $11.2 million. The preferred stock requirement includes both accretion and dividend costs. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

7.     Receivables Facility

      The Receivables Facility utilizes funding provided by commercial paper conduits. Carcorp, Inc., a wholly owned, bankruptcy-remote subsidiary of Products (“Carcorp”) purchases virtually all trade receivables generated by Products and certain of its subsidiaries (the “Sellers”) in the United States and Canada. Carcorp may transfer rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper, which is collateralized by those rights. The Receivables Facility has a 364-day term expiring in December 2002.

      The maximum funding available to the Company on a revolving basis under the Receivables facility was $250.0 million. The funding available under both facilities depends primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as the bankruptcy or downgrading below investment grade of the obligor, delinquency and excessive concentration). The Company retains the receivables servicing responsibility.

      As of March 31, 2002, the Company’s funding under the Receivables Facility was zero with $209.8 million available but unutilized. At December 31, 2001, the Company funded $79.9 million through the facility with $118.6 million available but unutilized. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee. The discount rate at March 31, 2002, was 3.4% compared to 3.5% at December 31, 2001. The usage fee under the facility is 1.50%. In addition, the Company is required to pay a fee of 0.50% on the unused portion of the facility.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      As of March 31, 2002 and December 31, 2001, Carcorp’s total receivables pool was $341.5 million and $334.6 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold.

8.     Restructuring

      In the first quarter of 2002, the Company undertook a restructuring program to rationalize operations in North America, Europe and Specialty operations resulting in a restructuring charge of $9.1 million. This restructuring included $5.5 million of severance costs and $3.6 million of costs related to the establishment of reserves for lease commitments and lease termination fees. The Company recognized severance costs for over 100 personnel primarily at the Company’s North America and European headquarters and additional reductions at its Specialty operations. The reserve for lease commitments relates to contractual obligations for the Company’s former headquarters facility, while the termination fees relate to an aircraft lease. Activity related to the first quarter 2002, restructuring program is as follows (in millions):

	Original	Cash	Remaining
	Reserve	Payments	Reserve

Anticipated severance benefits	$5.5	$0.9	$4.6
Lease reserves and termination fees	3.6	—	3.6

	$9.1	$0.9	$8.2

      Activity related to previous restructuring programs are summarized below:

	Original	Cash	Remaining
	Reserve	Payments	Reserve

Anticipated severance benefits	$11.2	$8.6	$2.6
Anticipated payments related to the termination of sales commission arrangements	5.0	3.6	1.4

      The Company believes that remaining payments related to these restructuring charges will occur over the remainder of the current year.

9.     Related Party Transactions

      In connection with the Becker acquisition, the Company entered into a lease agreement with Becker Ventures, a entity controlled by one of the Company’s current directors and shareholders, for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2002, cost for the facility will be approximately $2.4 million. For the quarter ended March 31, 2002, the Company recorded a total cost of $3.1 million for rental expenses with related parties.

      On April 12, 2002, the Company signed and closed on a merger agreement with Mr. McCallum (a current director and shareholder of the Company) and a lamination company wholly owned by Mr. McCallum, pursuant to which the acquired company was merged into a wholly owned subsidiary of the Company. As consideration in the transaction, Mr. McCallum received approximately one million shares of Common Stock and approximately $2.5 million in cash. Pursuant to the merger agreement, debt owing to Mr. McCallum of approximately $6.7 million was also repaid. The Company acquired the lamination business to optimize the supply chain and provide low cost lamination products and services to Tier-1 customers.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

10.     Information About the Company’s Operations

      The Company’s continuing operations primarily supply automotive interior systems— textile and plastic products, acoustics and convertible top systems — to the global automotive industry.

      North American Automotive Interior Systems (NAAIS) and European and Rest of World Automotive Interior Systems (EAIS) include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior trim modules, systems and components. The Specialty Automotive Products (Specialty) division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

      The Company evaluates performance based on operating profit or loss.

      Information about the Company’s divisions are presented below (in millions):

	Quarter Ended March 31, 2002

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	$621.2	$147.8	$145.8	$—	$914.8
Inter-segment revenues	4.1	45.2	11.5	(60.8)	—
Depreciation and Amortization	16.8	7.1	4.4	0.8	29.1
Operating income (loss)	60.0	(9.4)	14.3	(9.1)	55.8
Total assets	1,915.7	424.3	442.9	317.1	3,100.0
Goodwill	1,262.1	23.1	4.6	—	1,289.8
Capital expenditures	15.8	6.0	3.5	2.1	27.4

	Quarter Ended March 31, 2001

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	$259.9	$71.2	$122.0	$—	$453.1
Inter-segment revenues	5.3	8.9	—	(14.2)	—
Depreciation and Amortization	11.2	4.9	3.6	0.4	20.1
Operating income (loss)	15.2	0.3	5.1	(9.2)	11.4
Total assets	656.1	234.7	277.4	113.0	1,281.2
Goodwill	214.0	26.3	7.2	—	247.5
Capital expenditures	4.2	3.3	2.9	0.2	10.6

(a)	Other includes the Company’s non-operating units, the effect of eliminating entries and restructuring charges. During 2002, certain costs that were previously included at the divisional units were included as non-operating costs. In order for the information to be comparable, all non-operating costs have been allocated back to the segments based on sales and assets. For 2002, $33.3 million, $4.0 million and $7.8 million of costs were allocated back to NAAIS, EAIS and Specialty, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Sales for the Company’s primary product groups are as follows (in millions):

	Quarter Ended

	March 31,	March 31,
	2002	2001

Plastic-based interior trim modules, systems and components	$370.3	$92.3
Molded floor carpet	134.2	122.4
Automotive fabrics	98.3	61.8
Luggage compartment trim	58.3	10.0
Accessory floormats	37.4	37.5
Convertible top systems	36.8	41.0
Acoustical products	13.7	61.8
Other	165.8	26.3

Total	$914.8	$453.1

      The Company performs periodic credit evaluations of its customers’ financial condition and, although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. Receivables generally are due within 45 days of shipment, and credit losses have consistently been within management’s expectations and are provided for in the consolidated financial statements.

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

	Quarter Ended

	March 31,	March 31,
	2002	2001

Daimler Chrysler AG	34.0%	18.5%
General Motors Corporation	22.5%	28.1%
Ford Motor Company	19.7%	23.6%

11.     Contingencies

     a.     Environmental

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

      Management believes that it has obtained, and is in material compliance with, those material environmental permits and approvals necessary to conduct the Company’s various businesses. Environmental compliance costs for continuing businesses are accounted for as normal operating expenses or capital expenditures, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time of an acquisition are generally charged to reserves established in purchase accounting. The Company accrues for environmental remediation costs when such obligations are known and

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

reasonably estimable. In the opinion of management, based on the facts presently known to it, such environmental compliance and remediation costs will not have a material effect on the Company’s business, consolidated financial condition, future results of operations or cash flows.

      The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. At some of these sites the Company has been notified that it is a potentially responsible party (“PRP”) under the federal Superfund law or similar state laws. Other sites at which the Company may be responsible for contamination may be identified in the future, including with respect to divested and acquired businesses.

      The Company is currently engaged in investigating or remediating certain sites. In estimating the cost of investigation and remediation, the Company considered, among other things, its prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency (“USEPA”), the professional judgment of the Company’s environmental experts, outside environmental specialists and other experts, and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including: incomplete information regarding particular sites and other PRPs; uncertainty regarding the nature and extent of environmental problems and the Company’s share, if any, of liability for such problems; the ultimate selection among alternative approaches by governmental regulators; the complexity and evolving nature of environmental laws, regulations and governmental directives; and changes in cleanup standards.

      The Company has established accounting reserves for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company records reserves for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of March 31, 2002, total reserves for those contingent environmental liabilities are approximately $57.9 million.

      In the opinion of management, based on information presently known to it, identified environmental costs and contingencies will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows. However, we can give no assurance that we have identified or properly assessed all potential environmental liability arising from the Company’s business or properties, and those of the Company’s present and former subsidiaries and their corporate predecessors.

     b.     Litigation

      The Company and its subsidiaries have lawsuits and claims pending against them and have certain guarantees outstanding, which were made in the ordinary course of business.

      The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company’s management based on the facts presently known to it, have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

12.     Comprehensive Loss

      Total comprehensive loss for the quarter ended March 31, 2002 and March 31, 2001 are as follows (in millions):

	Quarter Ended

	March 31,	March 31,
	2002	2001

Comprehensive income:
Net Income	$(6.0)	$(7.4)
Other comprehensive income (loss), net of tax:
Foreign currency Translations adjustments	(5.8)	(8.1)

	$(11.8)	$(15.5)

13.     Consolidating Financial Statements

      Products issued Senior Notes in a total principal amount of $500.0 million in December 2001. The Senior Notes are guaranteed by the Company and all of the Company’s wholly owned domestic subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries).

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF INCOME

	For the Quarter Ended March 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Operating Income
Net sales	$—	$88.5	$489.7	$348.9	$(12.3)	$914.8
Cost of goods sold	—	66.4	409.8	319.8	(12.3)	783.7
Selling, general & administrative expenses	—	45.1	6.2	14.9	—	66.2
Restructuring charge	—	5.6	0.7	2.8	—	9.1

Operating income (loss)	—	(28.6)	73.0	11.4	—	55.8
Interest Expense	—	34.5	0.1	2.7	—	37.3
Intercompany Interest	(1.5)	(3.0)	(3.3)	7.8	—	—
Loss on sale of receivables	—	0.2	—	0.9	—	1.1
Subsidiary preferred stock requirements	—	11.2	—	—	—	11.2
Other expense, net	—	6.7	6.0	(8.8)	2.4	6.3

Income (loss) from continuing operations before income taxes	1.5	(78.2)	70.2	8.8	(2.4)	(0.1)
Income tax expense (benefit)	—	(23.3)	26.0	3.2	—	5.9

Income (loss) from continuing operations	1.5	(54.9)	44.2	5.6	(2.4)	(6.0)
Equity in net (income)loss of subsidiaries	7.5	(47.4)	7.1	—	32.8	—

NET INCOME (LOSS)	$(6.0)	$(7.5)	$37.1	$5.6	$(35.2)	$(6.0)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF INCOME

	For the Quarter Ended March 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Operating Income
Net sales	$—	$174.8	$154.4	$138.1	$(14.2)	$453.1
Cost of goods sold	—	140.6	134.8	133.7	(14.8)	394.3
Selling, general & administrative expenses	0.1	(0.8)	28.8	10.1	—	38.2
Restructuring charge	—	2.3	0.8	6.1	—	9.2

Operating income (loss)	(0.1)	32.7	(10.0)	(11.8)	0.6	11.4
Interest Expense	—	21.2	1.4	0.7	—	23.3
Intercompany Interest	0.1	5.8	(7.5)	1.6	—	(—)
Loss on sale of receivables	—	—	—	1.4	—	1.4
Other expense, net	—	2.4	(0.4)	(0.8)	0.5	1.7

Income (loss) from continuing operations before income taxes	(0.2)	3.3	(3.5)	(14.7)	0.1	(15.0)
Income tax expense (benefit)	—	1.6	(1.8)	(7.7)	—	(7.9)

Loss from continuing operations	(0.2)	1.7	(1.7)	(7.0)	0.1	(7.1)
Extraordinary loss	—	—	0.3	—	—	0.3
Equity in net (income)loss of subsidiaries	7.2	8.9	10.1	—	(26.2)	—

NET INCOME (LOSS)	$(7.4)	$(7.2)	$(12.1)	$(7.0)	$26.3	$(7.4)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING BALANCE SHEET

	March 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.1	$17.9	$(1.2)	$75.3	$—	$92.1
Accounts and other receivables, net	0.6	12.7	18.1	458.3	(2.3)	487.4
Inventories	—	14.4	82.2	47.2	—	143.8
Other	—	5.0	67.9	75.5	—	148.4

Total current assets	0.7	50.0	167.0	656.3	(2.3)	871.7
Investment in subsidiaries	362.2	1,883.7	129.8	—	(2,375.7)	—
Property, plant and equipment, net	—	31.6	286.4	296.2	—	614.2
Goodwill, net	—	0.1	1,208.4	81.3	—	1,289.8
Deferred tax assets	—	96.4	32.5	4.0	—	132.9
Other Noncurrent Assets	—	100.7	53.5	37.2	0.0	191.4

	362.2	2,112.5	1,710.6	418.7	(2,375.7)	2,228.3

	$362.9	$2,162.5	$1,877.6	$1,075.0	$(2,378.0)	$3,100.0

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short Term Borrowings	$—	$5.7	$—	$27.3	$—	$33.0
Current Portion — Long Term Debt	—	19.3	—	2.9	—	22.2
Accounts Payable	—	61.3	311.7	158.7	—	531.7
Accrued
Liabilities	—	123.0	87.5	85.2	—	295.7

	—	209.3	399.2	274.1	—	882.6
Long Term Debt	—	1,276.2	—	0.2	—	1,276.4
Intercompany (Receivable)/ Payable	—	(62.4)	(387.8)	450.2	—	—
Minority interest			—	14.3	—	14.3
Other Noncurrent Liabilities	—	216.7	116.9	69.7	—	403.3
Mandatorily redeemable preferred stock of subsidiaries	—	160.5	—	—	—	160.5

	—	1,591.0	(270.9)	534.4	—	1,854.5
Stockholders Equity (Deficit)	362.9	362.2	1,749.3	266.5	(2,378.0)	362.9

	$362.9	$2,162.5	$1,877.6	$1,075.0	$(2,378.0)	$3,100.0

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING BALANCE SHEET

	December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.2	$(3.8)	$12.7	$64.8	$—	$73.9
Accounts and other receivables, net	—	8.7	140.6	250.9	5.9	406.1
Inventories	—	37.6	55.7	39.3	—	132.6
Other	—	8.6	71.4	51.9	—	131.9

Total current assets	0.2	51.1	280.4	406.9	5.9	744.5
Investment in subsidiaries	374.5	1,784.9	396.5	—	(2,555.9)	—
Property, plant and equipment, net	—	69.4	254.7	294.0	—	618.1
Goodwill, net	—	23.7	1,101.3	133.0	(4.2)	1,253.8
Other assets	—	195.9	106.6	74.5	—	377.0

	374.5	2,073.9	1,859.1	501.5	(2,560.1)	2,248.9

	$374.7	$2,125.0	$2,139.5	$908.4	$(2,554.2)	$2,993.4

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Short-term borrowings	$—	$10.1	$0.1	$25.5	$—	$35.7
Current portion of long-term debt	—	18.0	(0.1)	1.6	—	19.5
Accounts payable	—	100.2	247.5	121.0	—	468.7
Accrued expenses	—	71.4	83.7	90.1	—	245.2

	—	199.7	331.2	238.2	—	769.1
Long-term debt	—	1,282.0	(0.3)	0.7	—	1,282.4
Intercompany payable (receivable)	—	(102.4)	4.1	98.3	—	—
Other noncurrent liabilities	—	221.9	137.4	58.6	—	417.9
Mandatorily redeemable preferred stock of subsidiary	—	149.3	—	—	—	149.3

	—	1,550.8	141.2	157.6	—	1,849.6
Stockholders equity	$347.7	$374.5	$1,667.1	$512.6	$(2,554.2)	$374.7

	$374.7	$2,125.0	$2,139.5	$908.4	$(2,554.2)	$2,993.4

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Quarter Ended March 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.1)	$92.6	$(385.6)	$367.3	$—	$74.2

Net cash provided by (used in) discontinued operating activities	—	—	—	—	—	—

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(2.4)	(20.1)	(4.9)	—	(27.4)
Other, net	—	(22.6)	0.0	—	—	(22.6)

Net cash used in investing activities	—	(25.0)	(20.1)	(4.9)	—	(50.0)

FINANCING ACTIVITIES
Issuance of long-term debt	—	1.3	—	—	—	1.3
Repayment of long-term debt	—	(4.6)	—	—	—	(4.6)
Increase (decrease) in short-term borrowings	—	(2.7)	—	—	—	(2.7)
Intercompany transfers to (from) subsidiary	—	(40.0)	391.8	(351.8)	—	—

Net cash provided by (used in) financing activities	—	(46.0)	391.8	(351.8)	—	(6.0)

Increase (decrease) in cash and cash equivalents	(0.1)	21.6	(13.9)	10.6	—	18.2
Cash and cash equivalents at beginning of year	0.2	(3.7)	12.7	64.7		73.9

Cash and cash equivalents at end of year	$0.1	$17.9	$(1.2)	$75.3	$—	$92.1

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Concluded)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Quarter Ended March 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.3)	$53.8	$(91.9)	$29.8	$—	$(8.6)

Net cash provided by (used in) discontinued operating activities	—	—	—	(3.3)	—	(3.3)

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(4.2)	(3.7)	(2.7)	—	(10.6)
Acquisitions of businesses, net of cash acquired	—	(7.4)	—	—	—	(7.4)

Net cash used in investing activities	—	(11.6)	(3.7)	(2.7)	—	(18.0)

FINANCING ACTIVITIES
Issuance of long-term debt	—	50.0	—	—	—	50.0
Cost of debt issuance	—	(10.7)	—	—	—	(10.7)
Repayment of long-term debt	—	(55.5)	—	(0.2)	—	(55.7)
Increase (decrease) in short-term borrowings	—	0.4	—	—	—	0.4
Net borrowings (repayments) on revolving credit facilities	—	(95.5)	—	38.3	—	(57.2)
Net proceeds from issuance of common stock	105.3	0.3	—	—	—	105.6
Intercompany transfers to (from) subsidiary	(105.3)	71.1	93.3	(59.1)	—	(0.0)

Net cash provided by (used in) financing activities	—	(39.9)	93.3	(21.0)	—	32.4

Increase (decrease) in cash and cash equivalents	(0.3)	2.3	(2.3)	2.8	0.0	2.5
Cash and cash equivalents at beginning of year	0.5	(4.2)	1.0	23.6	—	20.9

Cash and cash equivalents at end of year	$0.2	$(1.9)	$(1.3)	$26.4	$—	$23.4

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Net Sales: Net sales for the first quarter of 2002 increased 101.9% or $461.7 million to $914.8 million from the first quarter of 2001. Overall, the increase in net sales was primarily driven by the Company’s acquisitions of TAC-Trim, Becker and Joan, which in the aggregate contributed $478.1 million compared to the sales in the period ended March 31, 2001. Excluding the impact of the acquisitions, net sales decreased 3.6% from the same period last year. The decrease is due primarily to discontinued retail, non-automotive and low margin business, a decrease in the European production, customer price reductions and weaker foreign currencies offset by an increase in North American production and new business awards.

      Net sales for the North American Automotive Interior Systems division (NAAIS) increased $361.3 million to $621.2 million from the first quarter of 2001. Excluding the impact of the TAC-Trim acquisition and the Becker acquisition, net sales for NAAIS decreased 3.0% from the same period last year. This reduction is primarily due to discontinued retail business, customer price reductions and an unfavorable mix related to high dollar content vehicle programs. These decreases were partially offset by increased Carpet and Acoustic volumes due to higher North American car builds when compared to the prior year.

      Net sales for the European and Rest of World Automotive Interior Systems division (EAIS), which includes South America increased 107.6% to $147.8 million from the first quarter of 2001. Without the benefit of TAC-Trim, sales declined 5.6%. The decrease is primarily due to the 2001 sale of a non-automotive business, non-renewal of certain acoustics vehicle programs in Germany and an 8.7% decline in car builds in the European market.

      Net sales for the Specialty Automotive Products division increased 19.5% to $145.8 million, compared to the first quarter of 2001. Excluding the acquisition of Joan, net sales decreased 3.9%. The decrease is due primarily to the Company’s discretionary non-renewal of certain low margin headliner programs and a decrease in the sale of convertible systems, particularly the Chrysler Sebring, partially offset by an increase in Ford’s Thunderbird convertible volumes.

      Gross Margin: For the first quarter of 2002, gross margin was 14.3% up from 13.0% in the comparable 2001 period. This increase was primarily due to higher gross margins of the acquired companies, which had a combined gross margin of 15.1%. Excluding the acquired companies, gross margins increased to 13.5%. The increase is primarily due to purchasing and spending savings, improvements in operating performance and commercial recoveries in North America, partially offset by the decrease in North America volumes, the impact of launch costs associated with the BMW mini program.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the first quarter of 2002 are $66.2 million compared to $38.2 million in the 2001 period. The increase is due to the additional costs assumed from the acquisitions. Due to sales leveraging, in tandem with reductions in headcount and discretionary spending, selling, general and administrative expenses as a percentage of sales declined from 8.4% in the first quarter 2001 to 7.2% in 2002.

      Restructuring Charge: During the first quarter 2002, the Company undertook a restructuring program costing $9.1 million compared to the restructuring program undertaken in the first quarter 2001 costing $9.2 million. The 2002 charge includes $5.5 million of severance cost and $3.6 million of future commitments.

      Operating Income Highlights by Division: The NAAIS results reflect improvement in operating performance across the division. The Carpet & Acoustics business experienced sales growth and resulting efficiencies driven by an increase in light vehicle build, as well as purchasing and spending savings, partially offset by customer price reductions. The improvements were offset by a decline in the sales volumes at the Plastics & Cockpit business and the resulting inefficiencies due to a reduction in sales volumes associated with certain GM models.

      The EAIS operating performance was adversely impacted by the elimination of certain non-automotive business, loss of certain acoustics vehicle programs and business launch costs associated with the BMW mini program.

      Specialty Automotive Products division margins improved significantly as compared to the first quarter of 2001 due to improved performance at the fabrics operations, offset by slightly lower performance in the convertible operations due largely to declines in the build volumes of certain models, particularly the Chrysler Sebring, partially offset by increases in Ford’s Thunderbird.

      Interest Expense: Net interest expense increased $14.0 million to $37.3 million for the first quarter of 2002. The increase in interest expense is primarily attributed to the $500.0 million 10 3/4 Senior Notes due 2011 issued in December 2001 and an increase in the amortization of loan fees. The increase was partially offset by lower borrowing rates on the Senior Credit Facilities and the prior year retirement of $48.3 million of JPS Automotive 11 1/8% senior notes.

      Loss on Sale of Receivables: The Company has the ability to sell, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $1.1 million was recognized during the first quarter of 2002, compared to a loss of $1.4 million for the first quarter of 2001. The decrease is primarily due to lower sales of eligible receivables and lower interest rates.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. During the first quarter 2002, the Company incurred subsidiary preferred stock requirements totaling $11.2 million.

      Other Expense (Income): The Company recognized other expense of $6.3 million in the first quarter of 2002, compared to other expense of $1.7 million in the first quarter of 2001. The increase in other expense resulted primarily from losses from a joint venture and net foreign exchange losses.

      Income Taxes: On a quarterly basis, the Company recognizes tax expense based upon an estimate of its overall effective tax rate (before preferred stock requirements) for the full year. The overall effective tax rate for the year fluctuates primarily due to changes in estimated income for the full year, and the mix of income and losses in different tax jurisdictions and the impact of non-deductible preferred stock dividends and accretion. The Company recognized income tax expense of $5.9 million in the first quarter of 2002 compared to an income tax benefit of $7.9 million in the first quarter of 2001.

      Net Income: The combined effect of the foregoing resulted in net loss of $6.0 million in the first quarter of 2002, compared to a net loss of $7.4 million in the first quarter of 2001.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $92.1 million and $73.9 million at March 31, 2002 and December 31, 2001, respectively. The Company had $335.4 million of unutilized borrowing availability under its credit arrangements as of March 31, 2002. The total was comprised of $99.6 million under the Company’s revolving credit facility (including $75.0 million available to certain of the Company’s Canadian subsidiaries) approximately $26.0 million under bank demand lines of credit in Canada and Austria and a line of credit for certain other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $75.3 million as of March 31, 2002.

      The Company’s principal sources of funds are cash generated from operating activities, borrowings under credit agreement facilities and the issuance of common stock. To facilitate the collection of funds from operating activities, the Company has sold receivables under accounts receivable facilities and has also entered into an accelerated payment collection program with two of its larger customers. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company seeks to further improve working capital management and continue to utilize a lease financing strategy.

     Operating Activities

      Net cash provided by operating activities of the Company was $74.2 million for the quarter ended March 31, 2002, compared to net cash used in operating activities of $11.9 million in the quarter ended March 31, 2001. The increase in cash provided by operating activities for the quarter ended March 31, 2002 is due primarily to the increase in cash generated from reductions in working capital. Working capital reductions were primarily facilitated by the timing of payments of accounts payable and certain other payables, partially offset by an increase in accounts receivable.

     Investing Activities

      Net cash used in investing activities of the Company was $50.0 million for the quarter ended March 31, 2002, compared to net cash used of $18.0 million in the quarter ended March 31, 2001. The increase in cash used in investing activities is primarily the result of a $16.7 million increase in capital expenditures and the payment of $22.6 million in acquisition costs related to the TAC-Trim acquisition which had been previously accrued.

     Financing Activities

      Net cash used in financing activities for the quarter ended March 31, 2002 was $6.0 million and primarily represented the repayment of debt and short-term borrowings. At March 31, 2002, the Company had total outstanding indebtedness of $1,298.6 million (excluding short-term borrowings of $33.0 million and approximately $75.3 million of outstanding letters of credit) at a weighted average interest rate of 9.8% per annum. At December 31, 2001 the Company had total outstanding indebtedness of $1,301.9 (excluding short term borrowing of $35.7 million and approximately $68.6 million of outstanding letters of credit).

      Net cash provided by financing activities for the quarter ended March 31, 2001 was $32.4 million representing proceeds from the issuance of common stock and the reissue of treasury stock of approximately $105.6 million and proceeds of approximately $50.0 million from the issuance of long-term debt. These proceeds were partially offset by debt issue costs and the repayment of long-term debt and revolving credit facilities.

     Outlook

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, growth related working capital increases, costs associated with the Company’s previously divested businesses, capital expenditures and lease expense. The completion of the TAC-Trim acquisition on December 20, 2001 significantly increased the debt levels and has required significant additional liquidity in order to launch part of TAC-Trim’s projected new book of business and to finance capital expenditures at TAC-Trim. Management believes the inflow of capital, debt financings and refinancing of indebtedness that occurred in 2001 provide adequate sources of liquidity for the Company. The Company continues to explore other sources of liquidity. On April 17, 2002, the Company filed with the Securities and Exchange Commission (SEC) a shelf registration statement covering $1.0 billion in Company common stock, Company preferred stock and unsecured debt securities of the Company and Products.

     Contractual Obligations

      Below is a table that identifies the Company’s significant contractual obligations. For additional information regarding these obligations please refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2001.

	Payment Due by Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In millions)
Long-Term Debt	$1,298.6	$22.2	$128.1	$648.3	$500.0
Preferred Stock(1)	326.4	—	—	—	326.4
Operating Leases	298.8	46.5	96.9	50.4	105.0
Capital Expenditures	32.5	32.5	—	—	—
Total Obligations	$1,941.5	$111.9	$222.2	$695.8	$911.6

(1)	Mandatorily Redeemable Preferred Stock of Subsidiary (excluding accrued dividends)

      Capital Expenditures: The Company makes capital expenditures on a recurring basis for replacements and improvements. For the quarter ended March 31, 2002, the Company had approximately $27.4 million in capital expenditures. The Company currently anticipates that its capital expenditures for 2002 will range from approximately $120 million to $140 million. A portion of capital expenditures may be financed through leasing arrangements. Capital expenditures in future years will depend upon demand for the Company’s products and changes in technology.

     Sources of Liquidity

      The table below identifies the Company’s significant sources of liquidity:

	Availability Expiration Per Period

	Maximum	Less
	Amount	Than
	Available	1 Year	1-3 Years	4-5 Years	After 5 Years

	(In millions)
Receivables Facility(1)	$250.0	$250.0	—	—	—
Revolving Credit Facility(2)	175.0	—	—	175.0	—
Lines of Credit(3)	55.0	55.0	—	—	—
Total Available	$480.0	$305.0		$175.0	$—

(1)	Amount available at March 31, 2002 was $209.8 million.

(2)	At March 31, 2002, $75.3 million of outstanding letters of credit reduce the maximum amount available under the Revolving Credit Facility.

(3)	Amount available at March 31, 2002 was $26.0 million.

     Purchase Price Adjustments

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

Other Claims

      As of April 30, 2002, the Company is party to approximately 701 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $181,000 or an average of less than $4,250 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date, and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

Other Information

     Effects of Certain Transactions with Related Parties

      In connection with the Becker acquisition, the Company entered into a lease agreement with Becker Ventures, a entity controlled by one of the Company’s current directors and shareholders, for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and we have two five-year renewal options. The 2002 cost for the facility will be approximately $2.4 million. For the quarter ended March 31, 2002, the Company recorded a total cost of $3.1 million for rental expense with related parties.

      On April 12, 2002, the Company signed and closed on a merger agreement with Mr. McCallum and Southwest Railroad Inc., a company wholly-owned by Mr. McCallum, pursuant to which Southwest Railroad Inc. was merged into a wholly owned subsidiary of the Company. As consideration in the transaction, Mr. McCallum received approximately one million shares of common stock with a market value of $7.8 million and approximately $2.5 million in cash and fees. Pursuant to the merger agreement, debt owing to Mr. McCallum of approximately $6.7 million was also repaid.

     Accounting for Goodwill

      In June 2001, the FASB approved SFAS 142, “Goodwill and Other Intangible Assets” effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142. The Company continues to review the provisions of SFAS No. 142, but cannot determine the complete impact of SFAS 142 until such time as it can complete the first-step of a two-step impairment test. The Company is gathering information to complete the first-step of the impairment test and expects to complete the analysis by June 30, 2002. If an impairment loss were identified as a result of these tests, it would be reported as a cumulative effect of a change in accounting principle. In accordance with the provisions of SFAS No. 142, the Company did not amortize goodwill for the period ended March 31, 2002. If goodwill amortization had not been recorded for the period ended March 31, 2001, net loss and loss per share would have increased $1.6 million or $0.02 per share for that period.

      Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. The allocation of the purchase price for the TAC-Trim acquisition is preliminary and will be revised upon the completion of the fixed asset and intangible asset appraisals, which are in progress. Pending the completion of these appraisals, the Company is not able to estimate the ultimate purchase price which will be allocated to fixed assets, nor is the Company able to estimate the type and value of specifically identifiable intangible assets acquired. Accordingly, as the appraisals are completed it is likely that additional depreciation expense as well as specifically identifiable assets and the related amortization will be recorded in future periods. For the quarter ended March 31, 2002, the change in goodwill related to adjustments of certain of TAC-Trim’s assets and liabilities including inventory, tax liabilities and customer supply contracts.

     Restructuring

      In the first quarter 2002, the Company undertook a restructuring program to rationalize operations in North America, Europe and Specialty operations resulting in a restructuring charge of $9.1 million. The charge included $5.5 million of severance costs and $3.6 million of costs related to the establishment of reserves for future commitments. The Company recognized severance costs for over 100 personnel primarily at the Company’s North America and European headquarters and additional reductions at its Specialty operations. The Company may elect to implement additional restructuring activities as opportunities to achieve cost savings arise in future periods.

Safe Harbor Statement

      This report on Form 10-Q contains “forward-looking” information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “continue,” “predict,” and similar words used in this Quarterly Report. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties (including trade relations and competition). Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution readers not to place undue reliance on the statements, which speak only as of the date of this Quarterly Report.

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

      This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including but not limited to general economic conditions in the markets in which the Company operates and industry based factors such as:

•	declines in the North American, South American and European automobile and light truck builds,

•	labor costs and strikes at the Company’s major customers and at the Company’s facilities,

•	changes in consumer preferences,

•	dependence on significant automotive customers,

•	the level of competition in the automotive supply industry and pricing pressure from automotive customers and

•	risks associated with conducting business in foreign countries.

      In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report such as substantial leverage, limitations imposed by the Company’s debt instruments, the Company’s ability to successfully integrate acquired businesses including actions it has identified as providing cost saving opportunities, and pursue the Company’s prime contractor business strategy, the Company’s customer concentration and risks associated with the formerly owned operations of the Company.

      The Company’s divisions may also be affected by changes in the popularity of particular vehicle models or particular interior trim packages or the loss of programs on particular vehicle models.

      For a discussion of certain of these and other important factors which may affect the Company’s operations, products and markets, see Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, in this Form 10-Q and other filings with the Securities and Exchange Commission.

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

Interest Rate Exposure

      The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s variable rate debt obligations. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at March 31, 2002.

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

	Expected Maturity Date							Fair Value
								March 31,
	2002	2003	2004	2005	2006	Thereafter	Total	2002

	(In millions)
Debt:
Fixed rate ($US)	—	—	—	—	400.0	500.0	900.0	869.5
Average interest rate	—	—	—	—	11.5%	10.75%
Variable rate ($US)	19.3	24.2	103.8	248.2	—	—	395.5	395.5
Average interest rate	(1)	(1)	(1)	(1)			(1)

(1)	Borrowings bear interest at variable rates based on a spread to the adjusted LIBOR rate or, at the Company’s option, a base rate. The Company is sensitive to interest rate changes and based upon amounts outstanding at December 31, 2001, a 0.5% increase in the weighted average interest rate (6.9% at March 31, 2002) would increase interest costs by approximately $2.0 million annually.

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

      At March 31, 2002, the Company had outstanding the following foreign currency forward and option contract amounts (amounts in millions, except average contract rate):

			Weighted Average
Currency	Currency	Contract	Contract Rate		Unrealized
(Pay)	(Receive)	Amount	Per Convention		Gain (Loss)

Euro	GBP	$8.7	0.6157 GBP per EUR		0.1
GBP	Euro	$0.1	0.6292 GBP per EUR
GBP	USD	$95.4	1.4090 USD per GBP		(0.9)
Euro	USD	$37.3	0.8660 USD per Eur	o	(0.2)
CAD	USD	$492.9	1.6028 CAD per USD		3.6
USD	CAD	$29.0	1.5942 CAD per USD
SEK	GBP	$34.6	15.1086 SEK per GBP		(0.8)
MXN	USD	$2.9	9.3235 MXN per USD		(0.1)
CZK	Euro	$4.3	32.0000 CZK per EUR		(0.1)

      These amounts include option contracts with an aggregate notional amount of $210.7 million outstanding at March 31, 2002 with a weighted average strike price of $1.62 CAD per USD. For additional information on hedging activities see Note 5, “Foreign Currency Protection Programs” in the notes to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

10.1	Severance Agreement between Collins & Aikman Automotive Holding GmbH and an executive officer of the Company dated as of March 6, 2002.
10.2	Separation Agreement and General Release between Products and an executive officer of the Company dated as of March 5, 2002.
10.3	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001.
10.4	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001.
10.5	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001.
10.6	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001.
10.7	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001.
11	Computation of Earnings Per Share.

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

April 17, 2002 — Item 5 (Other Events)

II-1

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN CORPORATION

By:	/s/ J. MICHAEL STEPP

J. Michael Stepp
Interim Chief Financial Officer and Director
(Principal Financial Officer)

By:	/s/ JAMES L. MURAWSKI

James L. Murawski
Vice President, Finance and Controller
(Principal Accounting Officer)

Dated: May 15, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Severance Agreement between Collins & Aikman Automotive Holding GmbH and an executive officer of the Company dated as of March 6, 2002.
10.2	Separation Agreement and General Release between Products and an executive officer of the Company dated as of March 5, 2002.
10.3	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001.
10.4	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001.
10.5	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001.
10.6	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001.
10.7	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001.
11	Computation of Earnings Per Share.