Form 10-K/A
period 2001-12-31
COLLINS & AIKMAN CORP
filed 2002-06-07
CIK 846815

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                   (MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                  OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10218

                                ----------------

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
                                 (248) 824-2500
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------   ------------------------------------------
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

     As of March 20, 2002, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 167,993,798 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2001.

================================================================================

     This filing amends our previously filed Form 10-K, but only as to those items that are specifically set forth herein.


                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                        FORM 10-K/A ANNUAL REPORT INDEX


                                                                            PAGE
                                                                            ----
Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................   2
Item 8.   Financial Statements and Supplementary Data ..................... F-1

                                    PART I

     This Report on Form 10-K/A contains "forward-looking" information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "continue," "predict," and similar words used in this Annual Report. The forward-looking statements in this Form 10-K/A are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

     This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including but not limited to general economic conditions in the markets in which the Company operates and industry based factors such as:

    o declines in the North American, South American and European automobile and light truck builds,

    o labor costs and strikes at our major customers and at our facilities,

    o changes in consumer preferences,

    o dependence on significant automotive customers,

    o the level of competition in the automotive supply industry and pricing pressure from automotive customers and

    o risks associated with conducting business in foreign countries.

     In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report such as substantial leverage, limitations imposed by the Company's debt instruments, the Company's ability to successfully integrate acquired businesses including actions it has identified as providing cost saving opportunities, and pursue our prime contractor business strategy, the Company's customer concentration and risks associated with the formerly owned operations of the Company.

     The Company's divisions may also be affected by changes in the popularity of particular vehicle models or particular interior trim packages or the loss of programs on particular vehicle models.

     For a discussion of certain of these and other important factors which may affect our operations, products and markets, see "ITEM 1. BUSINESS" in our previously filed Form 10-K and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and also our other filings with the Securities and Exchange Commission.

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

     The Company's net sales in 2001 were $1,823.3 million compared to $1,901.8 million in 2000. In fiscal year 2000, the Company changed its year-end to a calendar year-end. The 2000 fiscal year consisted of 53 weeks. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

     In February 2001, Heartland acquired a controlling interest in C&A. Heartland is a private equity firm formed to focus on investments in industrial companies. As a result of the transaction, Heartland is entitled to designate a majority of the Company's Board of Directors. Heartland's strategy is to facilitate the growth of its controlled companies through acquisitions and internal growth. Since Heartland's initial investment in February 2001, the Company has aggressively pursued acquisitions in furtherance of its strategy to become a prime contractor to Tier I integrators and OEMs.

RECENT ACQUISITIONS


     The Company completed three key acquisitions in 2001. The acquisition of Becker Group L.L.C. (Becker), a leading supplier of plastic components to the automotive industry, was completed in July 2001; the acquisition of Joan Automotive Fabrics (Joan), a leading supplier of body cloth to the automotive industry, and Joan's affiliated yarn dyeing operation, Western Avenue Dyers, L.P., in September 2001. The Becker and Joan acquisitions were financed through issuances of the Company's common stock, warrants to purchase the Company's common stock, cash on hand and borrowings under a revolving credit facility and sales of the acquired companies' accounts receivable under the receivables facility. The TAC-Trim acquisition completed in December 2001, the refinancing of the Company's then existing credit agreement and the replacement of the receivables facility were funded through the offering of $500 million in notes, the issuance of $160 million of the Company's common stock for cash, borrowings under a new senior secured credit facility and sales of receivables under a new receivables facility. The Company also issued to Textron, the seller, 18 million shares of the Company's common stock and 0.3 million shares of preferred stock with an estimated fair value at the time of the acquisition of $160.9 million and $146.9 million respectively. Commitments under the new senior secured credit facility total $575.0 million, and are comprised of $400.0 million of term loans, and a $175.0 million revolving credit facility that allows funding of up to $75.0 million for Canadian subsidiaries in Canadian dollars.


     These acquisitions and financing transactions will substantially increase revenues and cash flow and have materially altered the Company's capital and operating structure. As a result of these acquisitions and financing transactions, historical results of operations are not necessarily indicative of future results and will not be comparable. Key ratios and indicators may change as a result of the acquisitions. For example, while cockpit sales are expected to comprise an increasing portion of gross revenues, cockpits generally have a lower gross margin, partially offset by lower selling, general and administrative expenses. The cockpit business is generally less asset-intensive then the Company's traditional businesses.

Additionally, the integration of these three acquisitions into the Company will be challenging and the Company may not realize any or all of the cost savings or benefits that it expects. Given how recently these acquisitions have been completed, the cost savings and efficiencies associated with them have not been material to the periods discussed below.

RESULTS OF OPERATIONS

 2001 Compared to 2000


     Net Sales: Net sales for 2001 decreased 4.1% to $1,823.3 million, down $78.5 million from 2000. Excluding the favorable impact of sales from acquired businesses during 2001 of approximately $127.2 million, net sales would have decreased 10.8%. The reduction in net sales, excluding the effect of acquisitions, was primarily driven by a decrease in North American vehicle production of 10% versus 2000 ($135.0 million). The Company was particularly adversely impacted by the recession and declining consumer confidence as well as by the recent terrorist attacks in the United States. These factors led to substantially reduced inventory levels at the Company's customers in the fourth quarter as customers sold vehicles in an uncertain and difficult economic environment. Sales for the 2001 period were also primarily impacted by customer price reductions, ($30.0 million) and weaker Canadian and European currencies ($24.0 million), and a in reduction in Headliner Fabrics Business ($20.0 million).

     Net sales for North America Automotive Interior Systems (NAAIS) during 2001 were down 2.6% to $1,145.0 million, a decrease of $30.6 million from fiscal 2000. Excluding the favorable impact of sales from the Tac-Trim and Becker acquisition during 2001 of approximately $95.2 million, net sales would have decreased 10.8%. The decline in net sales, excluding the effect of the Becker acquisition was primarily driven by a decrease in North American vehicle production ($100.0 million) and customer price reductions ($24.0 million).

     Net sales for European Automotive Interior Systems (EAIS) were down $26.3 million to $258.2 million during 2001, a decrease of 9.2% from fiscal 2000. The decrease in Europe was primarily due to the negative impact caused by changes in foreign currency exchange rates ($16.0 million) and customer price reductions ($6.0 million).

     Net sales for the Specialty Automotive Products division decreased 4.9% to $420.1 million in 2001, down $21.6 million from 2000. Excluding the favorable impact of sales from the Joan acquisition during 2001 of approximately $31.4 million, net sales would have decreased 12.0%. The decrease, excluding the impact of the Joan acquisition, was due primarily to lower North American vehicle production ($35.0 million) and a reduction in headliner fabric business ($20.0 million).

     Gross Margin: For 2001, gross margin was 12.0%, down from 14.0% in 2000. Excluding the effect of acquisitions, our gross margin would have been 12.4%. This decrease is primarily a result of decreased operating leverage related to lower volumes in both North America and Europe. Additionally, during 2001 gross margin was adversely impacted by the following items:


    o TAC-Trim Acquisition: Due to the closing of the TAC-Trim acquisition on December 20, 2001, the Company incurred eleven days of fixed costs during a normal industry shutdown period with less than $6 million in sales. This resulted in a gross margin loss for the eleven days of $4.2 million.


    o Launch Costs: The Company incurred launch costs during the second and third quarters of 2001 related to the Ford Thunderbird convertible program in the Company's Specialty Automotive Products division. In Europe, the Company's plastics facility in the UK experienced difficulties principally related to an outside paint supplier on the launch of the new BMW R50 (Mini) program during the second half of 2001.

    o Integration Costs: The Company incurred $2.5 million of costs during the fourth quarter of 2001 related to acquisition integration. The majority of these costs related to the Becker and Joan acquisitions.

    o Facility Closure Costs: In addition, during 2001, the Company incurred $2.5 million of costs related to the sale of the retail/commercial floormat business in North America and the shutdown of a small accessory floormat facility.

     These unfavorable items were exacerbated by various customer price reductions of approximately $40 million, but were partially offset by commercial recoveries of $6.9 million and improvements in operating performance at NAAIS of $10.3 million and at the fabrics operations of $5.5 million.

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

     Operating Income Highlights by Division: Operating income at NAAIS declined to $73.9 million for 2001 from $87.2 million for the prior year. The decline in NAAIS operating income primarily reflected the impact of lower North American production volumes of $8.7 million as well as restructuring charges of $8.2 million which were offset by improvements in operating performance of $10.3 million. The results for 2001 also included costs of $3.2 million related to the sale of the retail/commercial floormat business and the shutdown of a small accessory floormat facility.

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

     Operating income at the Specialty Automotive Products division declined to $13.0 million for 2001 from $22.8 million for 2000. The decline in Specialty Automotive Products division operating income primarily reflects expenses incurred due to the ramp-up of the Chrysler Sebring convertible in the early part of 2001 ($6.1 million), the start-up of the new Ford Thunderbird convertible in mid-year 2001 ($1.5 million) and the impact of restructuring charges ($1.7 million). Margins, as a percentage of sales, for the fabrics business remained consistent with 2000, as better operating performance and benefits of added volume from the Joan acquisition offset the margin impact of lower net sales driven by lower industry production and reduction in headliner fabric business.

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

     Subsidiary Preferred Stock Requirements: The Company's subsidiary, Collins & Aikman Products Co. ("C&A Products") issued to the seller preferred stock with a $326.4 million liquidation value and an estimated fair market value of $146.9 million in connection with the TAC-Trim acquisition. The 2001 charge represents dividends accrued of $1.5 million and accretion of discount of $0.9 million.

     Other Expense (Income): The Company recognized other expense of $6.4 million in 2001, compared to other expense of $1.5 million in 2000. The increase in other expense resulted primarily from an $8.1 million loss on the sale and leaseback of real estate transactions completed during the second and fourth quarters of 2001, offset by a gain of $6.2 million on shares received as result of the Prudential Financial demutualization and initial public offering. The remaining increase in expense is primarily due to higher foreign currency transaction losses.

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

     Extraordinary Charge: During 2001 and 2000, the Company recognized extraordinary charges of $5.3 million and $0.7 million, respectively. Of the 2001 charge, $5.0 million represents a charge off of debt issue costs associated with our old credit facility, which was replaced by a new credit facility entered into in conjunction with the Company's TAC-Trim acquisition. In addition, during 2001 and 2000 charges were recorded in connection with the repurchase of JPS Automotive Senior Notes at prices in excess of carrying values of $0.3 million and $0.7 million, respectively.

     Net Income: The combined effect of the foregoing resulted in a net loss of $46.2 million for 2001, compared to net income of $4.5 million in 2000.

 2000 Compared to 1999

     The Company's 2000 fiscal year consisted of 53 weeks as compared to a 52-week year in fiscal 1999. Therefore, all sales and associated costs and expenses were impacted by the longer reporting period in fiscal 2000. In a 53-week year, the Company's policy is to include the additional week in the first quarter of the year. There were no material acquisitions within either period.

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

     Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 3.8% to $158.6 million, up $5.8 million from 1999. The increase is primarily due to one-time costs related to the aforementioned commercial customer recovery issues and the impact of an additional week in the first quarter of fiscal 2000 partially offset by one-time pension-related actuarial benefits driven by the restructuring program and the reduction of the Company's bonus accrual. As a percentage of sales, selling, general and administrative expenses increased to 8.3% in 2000, compared to 8.0% in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company and its subsidiaries had cash and cash equivalents totaling $73.9 million and $20.9 million at December 31, 2001 and December 31, 2000, respectively. The Company had $253.1 million of unutilized availability under its credit facility and the accounts receivable facility as of December 31, 2001. The total was comprised of $106.4 million under the Company's revolving credit facility (including $75.0 million available to certain Canadian subsidiaries), $118.6 under the accounts receivable facility and approximately $28.1 million under bank demand lines of credit in Canada, Austria, South America and other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $68.6 million as of December 31, 2001.

     The completion of the TAC-Trim acquisition on December 20, 2001 significantly increased debt levels and has added significant new liquidity requirements in order to launch part of TAC-Trim's projected new book of business and to finance capital expenditures at TAC-Trim. These new liquidity requirements will relate primarily to tooling and advanced engineering and development. While the Company ultimately expects to be entitled to recover these amounts from customers, it will need to finance these requirements to achieve its revenue goals. Otherwise, much of the increased capital expenditures relate to the Company's larger size and are expected to be readily serviced by the larger cash flow base.

     The Company's principal source of funds is cash generated from continuing operating activities, borrowings under credit agreement facilities, and the sale of accounts receivable under accounts receivable facilities and the issuance of common stock. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company seeks to further improve working capital management and continue to utilize a lease financing strategy.

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

 Investing Activities

     During 2001, C&A Products entered into sale and leaseback transactions that generated net proceeds of $86.2 million. See the information under the heading "-- Leases" for additional discussion.

     As discussed above in "-- Recent Acquisitions," during 2001 the Company completed several key acquisitions. Cash consideration, net of cash received and including acquisition fees, was $61.8 million for Becker, $102.0 million for Joan and $589.4 million for TAC-Trim.

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

     During 2001, C&A Products used proceeds from an amended and restated credit facility to retire all outstanding JPS Automotive 111/8% Senior Notes. The notes which were due June 2001, were repaid in full on March 28, 2001, at a redemption price equal to their principal amount with interest accrued to the redemption date. The Company recognized an extraordinary charge of $0.3 million in connection with this repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values. The amended and restated credit facility was repaid during 2001 with proceeds from various financing arrangements that the Company entered into as part of the TAC-Trim acquisition. These financing arrangements included entering into new Senior Credit Facilities and a new Receivables Facility along with the issuance of preferred stock of a subsidiary and Senior Notes due in 2011.

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

     On an ongoing basis, the Company has entered into an agreement to sell trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, wholly owned by the Company. The Company's receivables subsidiary will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to a balance of $250 million, to bank-sponsored multi-seller commercial paper conduits under a committed facility. As of December 31, 2001, the Company had $118.6 million undrawn under the receivables facility.

     New receivables will be added to the pool as collections reduce previously sold receivables. The Company expects to service, administer and collect the receivables on behalf of the receivables subsidiary and the conduits. The proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The receivables facility has a term of 364 days, extendible for additional 364-day periods with the agreement of all parties. The new receivables facility will be an important source of ongoing liquidity to the Company. This facility could be extended on less favorable terms and if it were not extended, the Company may be unable to obtain a replacement facility or otherwise find an alternative source of funds providing it with comparable liquidity.

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

     C&A Products also issued $500 million of 103/4% Senior Notes due in 2011 in connection with the TAC-Trim acquisition. The Company also amended the existing $400 million of 111/2% senior subordinated notes due in 2006 to make each subsidiary guarantor of the Senior Notes a senior subordinated guarantor of the existing notes.

OUTLOOK


     The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, net working capital increases, costs associated with the Company's previously divested businesses, capital expenditures and lease expenses. The completion of the TAC-Trim acquisition on December 20, 2001 significantly increased debt levels and has added significant new liquidity requirements in order to launch part of TAC-Trim's projected new book of business and to finance capital expenditures at TAC-Trim. These new liquidity requirements will relate primarily to tooling and advanced engineering and development. While the Company ultimately expects to be entitled to recover these amounts from customers, it will need to finance these requirements to achieve its revenue goals. Otherwise, much of the increased capital expenditures relate to the Company's larger size and are expected to be readily serviced by the larger cash flow base. Management believes cash flow from operations, the recent inflow of capital, debt financings and related refinancings of indebtedness provide adequate sources of liquidity for the Company.

 Contractual Obligations:

     Below is table that identifies the Company's significant contractual obligations. Following the table is a more detailed description of these obligations.

                                                          PAYMENT DUE BY PERIOD
                                 -----------------------------------------------------------------------
                                                  LESS THAN
                                     TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
                                 -------------   ----------   -----------   -----------   --------------
                                                              (IN MILLIONS)
Long-Term Debt ...............    $  1,301.9      $  19.5      $  51.4       $  731.0        $  500.0
Preferred Stock* .............         326.4                                                    326.4
Operating Leases .............         284.0         57.2         94.1           47.5            85.2
Capital Expenditures .........           8.2          8.2
Total Obligations ............    $  1,920.5      $  84.9      $ 145.5       $  778.5        $  911.6

----------
*     Mandatorily Redeemable Preferred Stock of Subsidiary

 Senior Secured Credit Facilities

     General: As noted in the liquidity section, the Company entered into a new senior secured credit facility that allows funding in the aggregate of up to $575 million. Borrowings under the credit facility are secured by all the assets of the Company and C&A Products and certain subsidiaries of each, and are unconditionally and irrevocably guaranteed jointly and severally by the Company and each existing and subsequently acquired or organized domestic subsidiaries (other than by the Company's receivables subsidiary). Available funding under this credit facility is reduced if the program size or commitment level under the Company's new receivable facility (discussed below) exceeds $250.0 million.

     Interest Rates and Fees: Borrowings bear interest, at the Company's option, at either (a) adjusted LIBOR plus a 3.75% margin in the case of the revolving credit and tranche A facilities and 4.00% margin in the case of the tranche B facilities, in all cases subject to a minimum LIBOR of 3.00% or (b) the highest of (i) JPMorgan Chase Bank's prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the base CD rate plus 1.00%. A commitment fee on any unused commitments under the revolving portion of the credit facility equal to 1.00% per annum is payable quarterly in arrears and is subject to adjustment based on attaining certain performance targets.


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


 10 3/4% Senior Notes due 2011

     As discussed above, in connection with the TAC-Trim acquisition, Products sold $500,000,000 principal amount of 103/4% senior notes due 2011. The indenture governing these notes contains restrictive covenants (including, among others, limitations on indebtedness, restricted payments, liens, asset dispositions, change of control and transactions with affiliates) that are customary for such securities.


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

     Liquidation Preference: Upon any voluntary or involuntary liquidation, dissolution or winding-up of C&A Products, holders of the preferred stock will be entitled to be paid out of the assets of C&A Products available for distribution to stockholders in the amount of $1,000 per share plus the aggregate amount of accrued dividends prior to any distribution to any holders of equity securities which rank junior to the preferred stock. In addition, upon any voluntary or involuntary liquidation, dissolution or winding-up of C&A Products, the holders of series C preferred stock will be entitled to a participation in distributions to C&A Products' common equity tied to any appreciation in the value of C&A Products' common equity subsequent the issuance date, not to exceed an aggregate of $2 million for all series C preferred stock outstanding.

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

     In June 2001, the Company entered into sale-leaseback transactions with each of New King, L.L.C. ("New King") and Anchor Court, L.L.C. ("Anchor Court"), which are affiliates of Becker Ventures LLC. Becker Ventures is controlled by Charles Becker, a Company director. See the information under the heading "-- Other Information -- Effect of Transactions with Related Parties."

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

     Prior to the TAC Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the "Textron Leasing Transaction") with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. Payments under the Textron leasing transaction are guaranteed by C&A Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three years with three one-year renewal options. As is customary, the documentation for the Textron leasing transaction incorporates covenants by reference, from the Company's credit facility, that may be amended or waived by the senior lenders, and also contain events of default. See the information under the heading "-- Other Information -- Effect of Transactions with Related Parties."

     The Company also has other equipment lease agreements with several lessors that, subject to specific approval, provide availability of funding for operating leases and sale and leasebacks as allowed in its other financing agreements.

     Refer to Note 12, "Leases" of the financial statements included in this report for information regarding future minimum lease payments.

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

 Sources of Liquidity

     The table below identifies the Company's significant sources of liquidity:


                                                          AVAILABILITY EXPIRATION PER PERIOD
                                         ---------------------------------------------------------------------
                                           MAXIMUM
                                            AMOUNT      LESS THAN
                                          AVAILABLE      1 YEAR      1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
                                         -----------   ----------   -----------   -----------   --------------
                                                                     (IN MILLIONS)
Receivable Facility ..................    $  250.0      $  250.0        $ --         $   --           $ --
Revolving Credit Facility(1) .........       175.0            --          --          175.0             --
Lines of Credit ......................        55.0          55.0          --             --             --
Total Available ......................    $  480.0      $  305.0        $ --        $ 175.0           $ --

----------
(1) At December 31, 2001, $68.6 million of outstanding letters of credit reduce the maximum amount available under the Revolving Credit Facility.

 Receivables Facility

     General: As discussed above, in connection with the TAC-Trim acquisition, the Company entered into an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, wholly owned and consolidated by the Company. The receivables subsidiary (Carcorp) will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to $250 million, to various multi-seller commercial paper conduits supported by a committed liquidity facility. Upon sale to the conduit, Carcorp will hold a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company expects to service, administer and collect the receivables on behalf of Carcorp and the conduit. The proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser's financing costs. The term of the receivables facility will initially be 364 days, and may be extended for additional 364-day periods with the agreement of all parties.

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

     Letters of Credit: The Company acquired a 50% interest in an unconsolidated Italian joint venture as part of the TAC-Trim acquisition. The Italian joint venture will incur indebtedness in connection with its ongoing capital expenditure program to service three new vehicle lines of Fiat at Fiat's Cassina plant and other planned capital expenditures. The Company agreed to initially issue letters of credit of up to $10.0 million to support this debt. If such letters of credit are drawn, there can be no assurance that this Italian joint venture will have sufficient assets to reimburse the Company.

     Put and Call Arrangement: The Company entered into a put and call arrangement with respect to the 50% interest in the Italian joint venture. The arrangement permits Textron to require the Company to purchase Textron's interests in the joint venture for an aggregate of approximately $23.1 million, subject to an increase by $5.0 million under certain circumstances, after the third anniversary of closing. Additionally, the arrangement permits the Company to require Textron to sell its interests in the joint venture to the Company for fair market value following the third anniversary of the closing. The Company cannot be sure that it will have adequate liquidity to satisfy any put, or exercise any call, of the Textron interest.

     In addition, the Company's credit facility may restrict such further acquisition or any further financing of the joint venture. While the Company will be permitted, and required, to provide certain guarantees and letters of credit support, it may not be permitted to further finance the joint venture and this may adversely affect the value of the interests which the Company could be required to purchase at a fixed price in the future.


     Contingent Consideration and Purchase Price Adjustments: Under the TAC-Trim acquisition agreement, the purchase price paid by the Company is subject to adjustment based upon working capital and debt levels and the seller is entitled to a return of any cash left in the business at closing and reimbursement of certain capital expenditures made by it after September 30, 2001. The Company and Textron have agreed to a purchase price adjustment pursuant to the purchase agreement for the purchase of TAC-Trim. The Company agreed to pay to Textron, for the cash, cash equivalents or other short-term assets of TAC-Trim transferred to the Company at the closing, $10.0 million on May 24, 2002 and a further $20.0 million on or before August 31, 2002, in each case with interest at 111/2% from the December 20, 2001 closing. At the Company's option, through December 31, 2002, the Company can repurchase at 75% of liquidation value plus accrued dividends either approximately $133.33 million in liquidation value of the Products series A preferred stock or all of the $182.7 million in liquidation value of the series A preferred stock. If the Company repurchases $133.33 million in liquidation value of the Product series A preferred stock, the cash payment referred to above would be reduced to $15.0 million (rather than the aggregate of $30.0 million) and if the Company repurchases all, the effective cash payment would be $10.0 million (rather than $30.0 million). Additionally, the Company has an option from September 1, 2002 through August 31, 2003 to acquire all of the outstanding Products Preferred Stock owned by Textron at a discount to its liquidation value plus accrued dividends.

     As part of the TAC-Trim acquisition agreement, the Company may be obligated to make additional aggregate payments to Textron of $15.0 million to $125.0 million in the event that the Company's cumulative EBITDA (which is defined in the purchase agreement to adjust for the expected effect of acquisitions after the closing of the TAC-Trim acquisition and the related financings) for the five year period ending December 31, 2006 is between $2,908.0 million and $4,691.0 million.


     If the Company's material debt instruments prohibit this payment, then it will be entitled to issue additional preferred stock having terms equivalent to the series B preferred stock, except that it will be required to mandatorily redeem such preferred stock at its liquidation preference, with accrued and unpaid dividends, at such time as, and to the extent that, it is permitted to do so under our material debt instruments. In addition, under the TAC-Trim acquisition agreement, the Company is permitted to use the "Textron" name for 18 months in exchange for payments of $13.0 million on December 15, 2002 and $6.5 million on December 15, 2003.

     Becker Ventures holds 4.0 million shares of the Company which were acquired as part of the financing for the TAC-Trim acquisition. Mr. Becker is the managing member of Becker Ventures and holds a controlling interest in Becker Ventures.

OTHER INFORMATION

EFFECTS OF CERTAIN TRANSACTIONS WITH RELATED PARTIES

 Heartland Transactions

     The Company is a party to a services agreement with Heartland under which Heartland provides it with advisory and consulting services, including services with respect to developments in the automotive industry and supply markets, advice on financial and strategic plans and alternatives and other matters as it may reasonably request and are within Heartland's expertise. The services agreement terminates on the earlier of its 10th anniversary or the date upon which Heartland ceases to own Company shares equivalent to 25% of that owned by them on February 23, 2001.

     Under the services agreement, the Company is obligated to pay to Heartland a $4.0 million annual advisory fee on a quarterly basis and to reimburse its out-of-pocket expenses related to the services it provides. The Company has also agreed to pay a fee of 1% of the total enterprise value of certain acquisitions and dispositions. In connection with Heartland's initial investment in the Company on February 23, 2001, it paid Heartland a fee of $12.0 million and reimbursed it for its reasonable out-of-pocket expenses incurred in connection with its initial investment. A fee of $12.5 million was paid by the company to Heartland as a result of its advisory services in connection with the TAC-Trim acquisition.

 Charles E. Becker Transactions

     In July 2001, the Company completed the acquisition of Becker. As a result of the Becker acquisition and a purchase of Company common stock immediately afterwards, Charles Becker became one of the Company's principal stockholders. Charles Becker became Vice Chairman and a member of the Company's Board of Directors upon closing of the Becker acquisition. The Company agreed to make $18.0 million in non-compete payments over five years to Mr. Becker at the time of the acquisition. In addition, Becker Ventures, an affiliate of Mr. Becker, acquired additional shares of Company common stock as part of the financings in connection with the TAC-Trim acquisition at a price of $5.00 per share.

     As discussed above under "-- Leases," the Company is a party to certain sale-leaseback transactions with certain affiliates of Becker Ventures LLC, an entity that is controlled by Charles Becker, a director of the Company. The purpose of these sale-leaseback transactions was to reduce the Company's outstanding debt. The Company believes that the terms of the sale-leaseback transactions with Becker Ventures are on terms substantially similar to those which could have been negotiated in arms-length transactions of the same type. These sale-leaseback transactions were authorized by the independent members of the Company's board of directors.

 Elkin McCallum Transactions

     In September 2001, the Company completed the acquisition of Joan Automotive Industries, a leading supplier of bodycloth to the automotive industry, and all of the operating assets of Joan's affiliated yarn dying operation, Western Avenue Dyers, L.P. As a result of the Joan acquisition, Joan Fabrics Corp., a company controlled by Elkin McCallum, became a principal stockholder of the Company. Upon completion of the Joan acquisition, Mr. McCallum became a member of the Company's Board of Directors.

     In connection with the Joan acquisition, the Company entered into a Supply Agreement dated September 21, 2001 (the "Supply Agreement") with Main Street Textiles, L.P. ("Main Street"). Main Street is controlled by Elkin McCallum, a director of the Company. Under the Supply Agreement, the Company agreed to purchase all of its requirements for flat woven automotive fabric from Main Street for a five year period beginning on the date of the Supply Agreement. The prices which the Company will pay for fabric under the agreement will equal the costs of the raw materials plus an amount which represents Main Street's standard labor and overhead costs incurred in manufacturing fabric for us. During the term of the Supply Agreement, Main Street is prohibited from manufacturing automotive fabric products for third parties without the Company's prior consent but may sell seconds and close-out items in bona fide transactions. The Supply Agreement is also terminable by mutual written consent, upon the occurrence of certain events of bankruptcy, the appointment of a receiver or trustee, an assignment for the benefit of creditors, or in the event of a material breach. In addition, either party may terminate the Supply Agreement upon 270 days prior notice to the other party in the event that the parties are unable to agree on the pricing of fabric covered by the Supply Agreement.

     The Company is also a party to a Transition Services Agreement dated September 21, 2001 with Joan Fabrics Corporation ("Joan Fabrics"), another company controlled by Mr. McCallum. Under this agreement Joan Fabrics will provide C&A Products with transitional and support services for a period not to exceed twelve months in order to support the continued and uninterrupted operation of the businesses acquired by C&A Products in the Joan acquisition. As a part of these services, pending the Company's disassembly and removal of machinery and equipment that we purchased from Joan Fabrics, Joan Fabrics will use that machinery and equipment to manufacture for us all of our requirements for some types of knitted and woven automotive fabrics. The terms of the Company's agreement with respect to this fabric production are substantially similar to those under the Supply Agreement.

     Mr. McCallum became a related party as a result of the Joan acquisition. The terms of the Supply Agreement and the Transition Agreement were reached through arms-length negotiations prior to Mr. McCallum becoming a related party.

 Textron Transactions

     As discussed above under "-- Leases," "Business -- Technology and Intellectual Property," "Business -- Joint Ventures" and "-- Put and Call Arrangement" the Company is a party to various agreements and transactions with Textron. Textron became a related party as a result of its receipt of the consideration in the TAC-Trim acquisition.

DISCONTINUED OPERATIONS

     Net cash flows from discontinued operations in 2001 were $12.2 million, representing recoveries, net of cash outflows. However, the Company has significant obligations related to post-retirement, casualty, environmental, product liability, lease and other liabilities of discontinued operations. The nature of many of these contingent liabilities is such that they are difficult to quantify and uncertain in terms of amount. The company has accrued $10.0 million for casualty reserves, $38.9 million for post retirement costs and $40.7 million for environmental and product liability costs. Based upon the information available to management and the Company's experience to date, the Company believes that these liabilities will not have a material effect on our financial condition, results of operations or cash flows. In addition, the Company has primary, excess and umbrella insurance coverage for various periods that the Company expects to cover certain of these liabilities. However, there can be no assurances that contingent liabilities will not arise or that known contingent liabilities or related claims will not exceed the Company's expectations or that insurance will be available to cover these liabilities. Because the cash requirements of the Company's operations are substantially a function of these contingencies, it is possible that actual net cash requirements could differ materially from the Company's estimates.

RECENT AND FUTURE REORGANIZATION PLANS

     In 1999 a reorganization was undertaken to reduce costs, improve operating efficiencies throughout the operations and to more effectively respond to the OEMs' demand for complete interior trim systems and more sophisticated components. In general, the reorganization involved, among other things; the reorganization of Company's operating segments, the closure or sale of various facilities, and the termination of approximately 1,000 employees.

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

STOCK REPURCHASE PLAN

     At December 31, 2001, approximately $1.0 million remained authorized by the Company's Board of Directors to repurchase shares of the Company's common stock at management's discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company made no repurchases during the fiscal 2001 compared to share repurchases of approximately $.5 million for fiscal 2000.

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

     During 2001, Heartland acquired approximately 60 percent of the outstanding shares of the Company. This constituted a "change in control" that results in annual limitations on the Company's use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the date of the "change in control". Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets. Management has reviewed the Company's operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $141.7 million at December 31, 2001 will be realized.

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

     Management believes that it has obtained, and is in material compliance with, those material environmental permits and approvals necessary to conduct the Company's various businesses. Environmental compliance costs for continuing businesses are accounted for as normal operating expenses or capital expenditures, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time of an acquisition are generally charged to reserves established in purchase accounting. The Company accrues for environmental remediation costs when such obligations are known and reasonably estimable. In the opinion of management, based on the facts presently known to it, such environmental compliance and remediation costs will not have a material adverse effect on the Company's business, consolidated financial condition or future results of operations.

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. At some of these sites the Company has been notified that it is a potentially responsible party ("PRP") under the federal Superfund law or similar state laws. Other sites at which we may be responsible for contamination may be identified in the future, including with respect to divested and acquired businesses.

     The Company is currently engaged in investigating or remediating certain sites as discussed below. In estimating the cost of investigation and remediation, the Company has considered, among other things, prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency ("USEPA"), the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including:

    o incomplete information regarding particular sites and other PRPs;

    o uncertainty regarding the nature and extent of environmental problems and the Company's share, if any, of liability for such problems;

    o the ultimate selection among alternative approaches by governmental regulators;

    o the complexity and evolving nature of environmental laws, regulations and governmental directives; and

    o changes in cleanup standards.


     The Company is working with the Michigan Department of Environmental Quality (MDEQ) to investigate and remediate soil and groundwater contamination at a former manufacturing plant in Mancelona, MI and at adjacent owned property formerly used for the treatment and disposal of plating waste. MDEQ is likely to require remediation of groundwater. In addition, the Company is incurring costs in connection with the provision of alternate water supplies to residences in the area.


     The current owner of one of the Company's former manufacturing plants located in Bowling Green, OH has entered into an Administrative Order on Consent with the Ohio Environmental Protection Agency (OEPA) requiring investigation and remediation of contamination at the site. The Company is reimbursing the current owner for costs associated with ongoing groundwater monitoring and, following selection of an appropriate remedy by OEPA, will assume 90% of future remediation costs.

     In the 1980's and 1990's, the California Regional Water Quality Control Board (CRWQCB) and other state agencies ordered a predecessor of ours to investigate and remediate soil and groundwater contamination at a former lumber treatment plant in Elmira, Ca. In 1996, the Company entered into an agreement with the State of California to conduct long-term operation and maintenance of the remedy implemented at the site.

     The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company records reserves for environmental investigatory and non-capital remediation costs when litigation has com-menced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. At January 1, 2001 the reserve aggregated $37.0 million. During 2001 reserves associated with acquired companies aggregated $23.6 million and net deductions aggregated $1.0 million. As of December 31, 2001, total reserves for those contingent environmental liabilities are approximately $59.6 million.


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

     Allowance for uncollectible accounts: The allowance for uncollectibles provides for losses believed to be inherent within the company's "Accounts and Other Receivables," (primarily trade receivables and the retained interest in the receivables facility). Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for uncollectibles is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS:

                                                                               PAGE
                                                                              NUMBER
                                                                             -------
   Report of Independent Accountants .....................................   F-1

   Report of Independent Public Accountants ..............................   F-2

   Consolidated Statements of Operations for the fiscal years
     ended December 31, 2001, December 31, 2000 and December 25, 1999 ....   F-3

   Consolidated Balance Sheets at December 31, 2001 and December 31, 2000    F-4

   Consolidated Statements of Cash Flows for the fiscal years
     ended December 31, 2001, December 31, 2000 and December 25, 1999 ....   F-5

   Consolidated Statements of Common Stockholders' Equity
     (Deficit) for the fiscal years ended December 31, 2001,
     December 31, 2000 and December 25, 1999 .............................   F-6

   Notes to Consolidated Financial Statements ............................   F-7

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of June 2002.



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




         SIGNATURE                             TITLE                        DATE
---------------------------   --------------------------------------   -------------

      /s/ Thomas E. Evans     Chairman of the Board of Directors       June 6, 2002
-------------------------     and Chief Executive Officer
        Thomas E. Evans       (Principal Executive Officer)

              *               Chief Financial Officer and Director     June 6, 2002
-------------------------     (Principal Financial and
        J. Michael Stepp      Accounting Officer)

              *               Vice Chairman of the Board of            June 6, 2002
-------------------------     Directors
       Charles E. Becker

              *               Director                                 June 6, 2002
-------------------------
        Robert C. Clark

              *               Director                                 June 6, 2002
-------------------------
       Marshall A. Cohen

              *               Director                                 June 6, 2002
-------------------------
        Cynthia Hess

              *               Director                                 June 6, 2002
-------------------------
     Timothy D. Leuliette

              *               Director                                 June 6, 2002
-------------------------
         Elkin McCallum

              *               Director                                 June 6, 2002
-------------------------
     W. Gerald McConnell

              *               Director                                 June 6, 2002
-------------------------
       Warren B. Rudman

              *               Director                                 June 6, 2002
-------------------------
       David A. Stockman

              *               Director                                 June 6, 2002
-------------------------
       Daniel P. Tredwell

              *               Director                                 June 6, 2002
-------------------------
       Samuel Valenti



*By: /s/ Thomas E. Evans
    ---------------------
         Thomas E. Evans
        Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Collins & Aikman Corporation:

In our opinion, the 2001 consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Collins & Aikman Corporation and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP



Detroit, Michigan
February 21, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Collins & Aikman Corporation:


We have audited the accompanying consolidated balance sheet of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, cash flows, and common stockholders' deficit for each of the two fiscal years in the period ended December 31, 2000, as listed in the index appearing under Item 14(a)(1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index appearing under item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/ Arthur Andersen LLP


Charlotte, North Carolina,
February 14, 2001 (except with respect to the matter discussed in Note 24, as to which the date is March 28, 2002)

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                                       YEAR ENDED
                                                                     -----------------------------------------------
                                                                      DECEMBER 31,     DECEMBER 31,     DECEMBER 25,
                                                                          2001             2000             1999
                                                                     --------------   --------------   -------------
Net sales ........................................................     $ 1,823.3        $ 1,901.8       $ 1,898.6
Cost of goods sold ...............................................       1,604.5          1,635.2         1,613.9
                                                                       ---------        ---------       ---------
Gross profit .....................................................         218.8            266.6           284.7
Selling, general and administrative expenses .....................         164.4            158.5           152.8
Restructuring charge and impairment of long-lived assets .........          18.8               --            33.4
                                                                       ---------        ---------       ---------
Operating income .................................................          35.6            108.1            98.5
Interest expense, net of interest income
 of $2.0, $3.4 and $2.5 ..........................................          84.3             96.6            92.1
Loss on sale of receivables ......................................          10.8              9.2             5.4
Subsidiary preferred stock requirements ..........................           2.4               --              --
Other income .....................................................         (12.0)            (0.7)           (0.5)
Other expense ....................................................          18.4              2.2             2.7
                                                                       ---------       ----------      ----------
Income (loss) from continuing operations before
 income taxes ....................................................         (68.3)             0.8            (1.2)
Income tax (benefit) expense .....................................         (18.6)             2.2             0.2
                                                                       ----------       ----------      ---------
Loss from continuing operations before extraordinary
 loss and cumulative effect of a change in accounting
 principle .......................................................         (49.7)            (1.4)           (1.4)
Income from discontinued operations, net of income
 taxes of $5.7 and $4.4 ..........................................           8.8              6.6              --
                                                                       ----------       ---------      ----------
Income (loss) before extraordinary loss and cumulative
 effect of change in accounting principle ........................         (40.9)             5.2            (1.4)
Extraordinary loss on retirement of debt, net of income
 taxes of $2.7 and $0.5 ..........................................          (5.3)            (0.7)             --
Cumulative effect of a change in accounting principle,
 net of income taxes of $5.1 .....................................            --               --            (8.8)
                                                                       ---------       ----------      ----------
   Net income (loss) .............................................     $   (46.2)      $      4.5      $    (10.2)
                                                                       =========       ==========      ==========
Net income (loss) per basic and diluted common share:
 Continuing operations ...........................................    $    (0.51)      $    (0.03)     $    (0.02)
 Discontinued operations .........................................          0.09             0.11            --
 Extraordinary loss ..............................................         (0.05)           (0.01)           --
 Cumulative effect of a change in accounting principle ...........            --               --           (0.14)
                                                                      ----------      -----------     -----------
   Net income (loss) .............................................    $    (0.47)     $      0.07     $     (0.16)
                                                                      ==========      ===========     ===========
Average common shares outstanding:
 Basic and Diluted ...............................................          97.2             61.9            62.0
                                                                      ===========      ===========     ===========

      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT PAR VALUE)






                                                                      DECEMBER 31,     DECEMBER 31,
                                                                          2001             2000
                                                                     --------------   -------------
                           ASSETS
Current Assets:
 Cash and cash equivalents .......................................     $    73.9        $    20.9
 Accounts and other receivables, net of allowances
   of $14.6 and $8.1 .............................................         406.1            196.5
 Inventories .....................................................         132.6            131.7
 Other ...........................................................         131.9             75.9
                                                                       ---------        ---------
   Total current assets ..........................................         744.5            425.0
Property, plant and equipment, net ...............................         612.6            434.1
Deferred tax assets ..............................................         136.5             97.3
Goodwill, net ....................................................       1,253.8            245.5
Intangible assets ................................................          16.4               --
Investment in joint ventures .....................................          23.0              4.8
Other assets .....................................................         201.1             73.6
                                                                       ---------        ---------
                                                                       $ 2,987.9        $ 1,280.3
                                                                       =========        =========
                LIABILITIES AND COMMON STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Short-term borrowings ...........................................     $    35.7        $     3.8
 Current maturities of long-term debt ............................          19.5             84.3
 Accounts payable ................................................         468.7            178.5
 Accrued expenses ................................................         239.7            123.1
                                                                       ---------        ---------
   Total current liabilities .....................................         763.6            389.7
Long-term debt ...................................................       1,282.4            799.7
Other, including post-retirement benefit obligations .............         404.3            245.8
Commitments and contingencies ....................................
Minority interest in consolidated subsidiary .....................          15.2               --
Mandatorily redeemable preferred stock of subsidiary .............         147.7               --
Common stock ($.01 par value, 300.0 shares authorized,
 168.0 shares issued and outstanding at December 31, 2001
 and 150.0 shares authorized, 70.5 shares issued and 62.0
 shares outstanding at December 31, 2000) ........................           1.7              0.7
Other paid-in capital ............................................       1,123.1            585.5
Accumulated deficit ..............................................        (682.8)          (636.6)
Accumulated other comprehensive loss .............................         (67.3)           (42.9)
Treasury stock, at cost, 8.5 shares at December 31, 2000 .........            --            (61.6)
                                                                       ---------        ---------
   Total common stockholders' equity (deficit) ...................     $   374.7       $   (154.9)
                                                                       ---------       ----------
                                                                       $ 2,987.9       $  1,280.3
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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                      YEAR ENDED
                                                                    -----------------------------------------------
                                                                     DECEMBER 31,     DECEMBER 31,     DECEMBER 25,
                                                                         2001             2000             1999
                                                                    --------------   --------------   -------------
OPERATING ACTIVITIES
 Loss from continuing operations ................................      $  (49.7)        $  (1.4)         $  (1.4)
 Adjustments to derive cash flow from continuing
   operating activities:
   Impairment of long-lived assets ..............................           7.6              --             13.4
   Deferred income tax expense ..................................         (26.0)          (10.0)            (6.8)
   Subsidiary preferred stock requirements ......................           2.4              --               --
   Depreciation and leasehold amortization ......................          64.2            59.1             58.2
   Goodwill amortization ........................................           7.1             7.1              7.0
   Amortization of other assets .................................          10.5             8.5              6.2
   Loss (gain) on sale of property, plant and equipment .........           8.7            (1.0)            (0.3)
   Decrease in accounts and other receivables ...................         135.0            78.2              1.8
   Decrease in inventories ......................................          53.4             0.9             20.2
   Increase (decrease) in interest payable ......................          (4.1)            3.4              0.9
   Increase (decrease) in accounts payable ......................         (31.9)          (20.0)            28.7
   Changes in other assets ......................................          (6.5)           24.5              2.4
   Changes in other liabilities .................................         (39.3)          (18.4)           (30.2)
      Net cash provided by continuing operating
       activities ...............................................         131.4           130.9            100.1
                                                                       --------         -------          -------
      Net cash provided by (used in) discontinued
       operations ...............................................          12.2             0.4            (16.8)
                                                                       --------         -------          -------
INVESTING ACTIVITIES
 Additions to property, plant and equipment .....................         (54.5)          (69.0)           (86.4)
 Sales of property, plant and equipment .........................          88.1             5.6             10.1
 Acquisitions of businesses, net of cash acquired ...............        (760.9)             --             (0.4)
 Sale of business ...............................................           3.5              --               --
 Other, net .....................................................            --              --             (0.8)
                                                                       --------         -------          -------
      Net cash used in investing activities .....................        (723.8)          (63.4)           (77.5)
                                                                       --------         -------          -------
FINANCING ACTIVITIES
 Issuance of long-term debt .....................................         950.0              --            100.0
 Proceeds from (reduction of) participating interests in
   accounts receivable, net of redemptions ......................          (2.6)          (34.0)             2.0
 Cost of debt issuance ..........................................         (59.4)             --             (2.4)
 Repayment of long-term debt ....................................        (383.2)          (66.6)           (20.6)
 Increase (decrease) in short-term borrowings ...................          10.1             0.2             (7.4)
 Net borrowings (repayments) on revolving credit
   facilities ...................................................        (150.2)           39.0            (35.3)
 Net proceeds from issuance of common stock .....................         207.2              --               --
 Reissue (purchase) treasury stock, net .........................          61.3             0.4             (1.7)
 Dividends paid .................................................            --              --            (50.2)
                                                                       --------         -------          -------
      Net cash provided by (used in) financing
       activities ...............................................         633.2           (61.0)           (15.6)
                                                                       --------         -------          -------
 Increase (decrease) in cash and cash equivalents ...............          53.0             6.9             (9.8)
 Cash and cash equivalents at beginning of year .................          20.9            14.0             23.8
                                                                       --------         -------          -------
 Cash and cash equivalents at end of year .......................      $   73.9         $  20.9          $  14.0
                                                                       ========         =======          =======

      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN MILLIONS)




                                                                                   ACCUMULATED
                                         CURRENT YEAR                                 OTHER                  OTHER
                                        COMPREHENSIVE               ACCUMULATED   COMPREHENSIVE   COMMON    PAID-IN     TREASURY
                                        INCOME (LOSS)     TOTAL       DEFICIT        LOSS(A)       STOCK    CAPITAL      STOCK
                                       --------------- ----------- ------------- --------------- -------- ----------- -----------
BALANCE AT DECEMBER 26, 1998 .........                  $  (79.7)    $ (580.7)       $ (23.5)     $  0.7  $   585.5     $ (61.7)
Comprehensive income:
 Net loss ............................     $ (10.2)        (10.2)       (10.2)            --          --         --          --
Other comprehensive income,
 net of tax:
 Foreign currency translation
   adjustments .......................       (10.6)        (10.6)          --          (10.6)         --         --          --
 Pension equity adjustment (b)                 0.8           0.8           --            0.8          --         --          --
                                           -------
                                           $ (20.0)
                                           =======
Compensation expense .................                       0.5           --             --          --        0.5          --
Dividends ............................                     (50.2)       (50.2)            --          --         --          --
Purchase of treasury stock
 (3.7 shares) ........................                      (2.1)          --             --          --         --        (2.1)
Exercise of stock options
 (0.1 shares) ........................                       0.4                          --          --       (0.5)        0.9
                                                        --------                     -------      ------  ---------     -------
BALANCE AT DECEMBER 25, 1999 .........                    (151.1)      (641.1)         (33.3)        0.7      585.5       (62.9)
Comprehensive income:
 Net Income ..........................     $   4.5           4.5          4.5
Other comprehensive income,
 net of tax:
 Foreign currency translation
   adjustments .......................       (10.4)        (10.4)          --          (10.4)         --         --          --
 Pension equity adjustment (b)                 0.8           0.8           --            0.8          --         --          --
                                           -------
                                           $  (5.1)
                                           =======
Compensation expense .................                       0.9           --             --          --        0.9          --
Purchase of treasury stock
 (0.4 shares) ........................                      (0.5)          --             --          --         --        (0.5)
Exercise of stock options
 (0.2 shares) ........................                       0.9           --             --          --       (0.9)        1.8
                                                        --------     --------        -------      ------  ---------     -------
BALANCE AT DECEMBER 31, 2000 .........                  $ (154.9)    $ (636.6)       $ (42.9)     $  0.7  $   585.5     $ (61.6)
Comprehensive income:
 Net loss ............................     $ (46.2)        (46.2)       (46.2)
Other comprehensive income:
 Foreign currency translation
   adjustments .......................        (9.0)         (9.0)          --           (9.0)         --         --          --
 Pension equity adjustment, net
   of tax (b) ........................       (15.4)        (15.4)          --          (15.4)         --         --          --
                                           -------
                                           $ (70.6)
                                           =======
Compensation expense .................                       1.2           --             --          --        1.2          --
Issue of common stock ................                     533.0           --             --         1.0      532.0          --
Reissue of treasury stock
 (8.5 shares) ........................                      61.3           --             --          --       (0.3)       61.6
Exercise of stock options
 (1.1 shares) ........................                       4.7           --             --          --        4.7          --
                                                        --------     --------        -------      ------  ---------     -------
BALANCE AT DECEMBER 31, 2001 .........                  $  374.7     $ (682.8)       $ (67.3)     $  1.7  $ 1,123.1     $    --
                                                        ========     ========        =======      ======  =========     =======


----------
(a) The components of Accumulated Other Comprehensive Loss are $51.7 million of foreign currency translation adjustment and $15.6 million of pension equity adjustment as of December 31, 2001.

(b) For 2001, 2000 and 1999 the tax effect of the pension equity adjustment is $3.2 million, $0.4 million and $0.4 million, respectively.


      The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION

     Collins & Aikman Corporation (the "Company") is a Delaware corporation, headquartered in Troy, Michigan. The Company conducts all of its operating activities through its wholly owned Collins & Aikman Products Co. ("Products") subsidiary. The Company is a global leader in design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company operates through three divisions: North American Automotive Interior Systems, European Automotive Interior Systems and Specialty Automotive Products.

     As of December 31, 2000, Blackstone Capital Partners L.P. and its affiliates ("Blackstone Partners") and Wasserstein Perella Partners L.P. and its affiliates ("WP Partners") collectively owned approximately 87% of the common stock of the Company.

     During February 2001, Heartland Industrial Partners, L.P. and its affiliates ("Heartland") acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Partners and WP Partners. As a result of the sale of shares, the Company received gross proceeds of $125.0 million, or approximately $94.6 million after fees and expenses associated with the transactions. The Company also received a profit participation right that it shares with Blackstone Partners and WP Partners on future common stock sales by Heartland to non-permitted transferees subject to a limit, in the case of the Company, of approximately $6.25 million. As a result of the above transactions ("Heartland Transaction"), Heartland is entitled to designate a majority of the Company's Board of Directors (Note 3).

     The Company completed its acquisition of Becker Group, LLC, a supplier of plastic components to the automotive industry and the automotive fabric operations of Joan Fabrics and an affiliate in July and September 2001, respectively. The acquisitions included the issuance of approximately 30 million shares of common stock with a market value of $169.3 million (Note 3).


     In December 2001, the Company completed its acquisition of Textron Automotive Company's ("Textron's") automotive trim division ("TAC-Trim") for $940 million. The purchase price consisted primarily of: $632.2 million in cash and assumed debt; 18 million shares of common stock, with a market value of $160.9 million; and preferred stock of Products with an aggregate liquidation preference of $326.4 million, valued at $146.9 million. The cash purchase price was financed through a combination of the sale of an additional 32 million shares of common stock, valued at $160.0 million, to Heartland and debt financing (Note 3).


     As a result of the above transactions, the Company's total shares outstanding increased from approximately 62 million shares to approximately 168 million shares. On December 31, 2001, Heartland owned approximately 40% of the outstanding shares; Blackstone Partners' and WP Partners' owned approximately 15%; Joan Fabrics Corp., Mr. Elkin McCallum and associates owned approximately 8%; Mr. Charles E. Becker and Textron, Inc. each owned approximately 11% \ (Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Investments in entities in which the Company has control are consolidated. Investments in 50% or less owned entities in which the Company has significant influence have been accounted for under the equity method. All significant intercompany items have been eliminated in the preparation of the consolidated financial statements. Certain prior year items have been reclassified to conform with the fiscal 2001 presentation.

     USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FISCAL YEAR: During fiscal 2000, the Company changed its fiscal year-end to a calendar year-end. The 2000 fiscal year consisted of 53 weeks, which ended on December 31, 2000 whereas, fiscal 1999, which ended on December 25, 1999 had 52 weeks.

     EARNINGS PER SHARE: Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all potentially dilutive common shares. Potentially dilutive common shares include shares which may be issued upon the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense (Note
23).

     CASH AND CASH EQUIVALENTS: Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

     ACCOUNTS AND OTHER RECEIVABLES: Accounts and other receivables consist primarily of the Company's trade receivables and the retained interest in the Receivables Facility (See Note 11). The Company has provided an allowance against uncollectible accounts.

     INVENTORIES: Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. Normal repairs and maintenance are expensed as incurred. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives as follows: 10-20 years for land improvements, 20-40 years for buildings, and 3-11 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

     LONG-LIVED ASSETS: Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. During 2001, the Company incurred asset impairment charges of $7.6 million recognized as part of restructuring programs (Note 15). In addition, during fiscal 1999, the Company incurred a charge of $13.4 million relating to asset impairments recognized in the Reorganization (See Note 15).

     GOODWILL AND INTANGIBLES: Goodwill, representing the excess of purchase price over the fair value of net assets of the acquired entities, obtained prior to June 30, 2001 is being amortized on a straight-line basis over a period of forty years. Amortization of goodwill applicable to continuing operations was $7.1 million for the year ended December 31, 2001 and $7.1 million for fiscal 2000 and $7.0 million for fiscal 1999. Accumulated amortization at December 31, 2001 and December 30, 2000 was $35.7 million and $32.0 million, respectively. The carrying value of goodwill is reviewed periodically based on the non-discounted cash flows and pretax income of the entities acquired over the remaining amortization periods. The Company believes that no adjustment for impairment is required for the $1.3 billion of goodwill at December 31, 2001. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill in the amount of $1.0 billion acquired subsequent to June 30, 2001 is not being

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES amortized (Note 3). Beginning in 2002, as required by SFAS No. 142, goodwill will no longer be amortized, but will be subject to annual impairment tests. Other intangible assets that do not have an indefinite life will continue to be amortized over their useful lives. Intangible assets obtained in connection with acquisitions, including intellectual property rights, processes and tradenames, are recorded based on independent valuations and amortized over the estimated useful lives determined in connection with the valuations.

     REVENUE RECOGNITION: The Company recognizes revenue from product sales when it has shipped the goods. Products are shipped FOB supplier using customer designated transportation companies with title passing at that time. The Company generally allows its customers the right of return only in the case of defective products. The Company provides a reserve for estimated defective product costs at the time of the sale of the products.

     COST OF GOODS SOLD AND SELLING GENERAL AND ADMINISTRATIVE COSTS: Cost of goods sold is comprised of direct material, direct labor and manufacturing overhead. Manufacturing overhead consists of indirect labor, depreciation, amortization and other manufacturing expenses. Selling, general and administrative costs consist of selling, research and development, engineering and administrative expenses.

     OTHER INCOME AND EXPENSE: In 2001, other income primarily included $5.0 million related to derivative gains and $6.2 million related to a stock demutualization. In 2001, other expenses primarily included $7.8 million of foreign currency transaction losses and $8.2 million of losses from sale and leaseback transactions. In 2000, other expenses included a $1.0 million derivative loss. In 1999, other expenses primarily included a $1.8 million derivative loss.


     CUSTOMER ENGINEERING AND TOOLING: Engineering and tooling balances represent tools, dies and other items used in the manufacture of customer components. Amounts included in the consolidated balance sheets include Company-owned tools and costs incurred on customer-owned tools which are subject to reimbursement, pursuant to the terms of a customer contract. Company-owned tools balances are amortized over the tool's expected life or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

     Emerging Issue Task Force EITF Issue No. 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements" (EITF No. 99-5) requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred, and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. The Company adopted the provisions of EITF No. 99-5 on a prospective basis on December 26, 1999. At December 31, 2001, the Company had assets of approximately $22.7 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, approximately $90.2 million (of which substantially all is reimbursable) for molds, dies and other tools that are customer-owned and approximately $9.1 million for molds, dies and other tools that the Company owns.


     DERIVATIVE FINANCIAL INSTRUMENTS: The Company utilizes derivative financial instruments to manage risk associated with foreign exchange rate volatility. Currently, most of the Company's derivative transactions do not utilize the hedge provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company uses derivatives to hedge economic risks even though these derivatives may not qualify for hedge accounting in accordance with SFAS No. 133. Accordingly, these derivative instruments are marked to fair market value and reported on the balance sheet. Gains and losses on these instruments are reported in "Other Income" or "Other Expense" on the Consolidated Statements of Operations. From a risk management perspective, these gains and losses are intended to offset foreign currency transaction losses or gains. The Company also has several credit default swaps,

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES with a notional amount of 175 million. The purpose of entering these swaps is to reduce a potential loss in liquidity (provided by the Company's Receivable Facility) that would result from the downgrading of an obligor (Note 11). The fair value of these instruments was approximately $3.1 million as of December 31, 2001. These instruments do not qualify for hedge accounting under SFAS No. 133 and are marked to market with gains and losses reported in "Other Income" on the Consolidated Statement of Operations. Corporate policy prescribes the range of allowable risk management activity. The Company does not enter into derivative transactions for speculative purposes. Refer to Note 5. "Foreign Currency Protection Programs" for additional discussion.

     FOREIGN CURRENCY: Foreign currency activity is reported in accordance with SFAS No. 52, "Foreign Currency Translation". SFAS No. 52 generally provides that the assets and liabilities of foreign operations be translated at the current exchange rates as of the end of the accounting period and that revenues and expenses be translated using average exchange rates. The resulting translation adjustments arising from foreign currency translations are accumulated as a component of other comprehensive income.

     Gains and losses resulting from foreign currency transactions are recognized in other income (expense). The Company recognized a loss from foreign currency transactions of $2.8 million for the year ended December 31, 2001, a loss of $0.4 million in fiscal 2000 and a gain of $0.5 million in fiscal 1999.

     ENVIRONMENTAL: The Company records an estimated loss when it is probable that an environmental liability has been incurred and the amount of the loss can be reasonably estimated. The Company also considers estimates of certain reasonably possible environmental liabilities in determining the aggregate amount of environmental reserves. The Company reviews all environmental claims from time to time and adjusts the reserves accordingly. Accruals for environmental liabilities are generally included in the consolidated balance sheet as other non-current liabilities at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Accruals for insurance or other third party recoveries for environmental liabilities are recorded when it is probable that the claim will be realized.

     NEWLY ISSUED ACCOUNTING STANDARDS: In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. The provisions of SFAS 144 are to be applied prospectively and have no impact on the accompanying financial statements. SFAS No. 144, supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the provisions of APB Opinion No. 30, " Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and extends the use of this accounting to discontinued operations. Long-lived assets will be measured at the lower of carrying amount or fair value less cost to sell, regardless of whether it is reported in continuing or discontinued operations. Additionally, SFAS No. 144 broadens the reporting of discontinued operations to include certain disposal transactions that were not included in previous standards.

     In June 2001, the FASB approved SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142. The Company is currently reviewing the provisions of SFAS No. 141 and 142 and assessing the impact of adoption. The Company cannot determine the complete impact of SFAS 142 until such time as it can complete the first-step of a two-step impairment test. The Company is gathering information to prepare the first-step of the impairment test and expects to complete this step by June 30, 2002. If an impairment loss were identified as a result of these tests, it

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES would be reported as a cumulative effect of a change in accounting principle. In accordance with the provisions of SFAS No. 142 the Company is not amortizing any of the goodwill associated with its acquisitions made subsequent to June 30, 2001 (Note 3).

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which replaced SFAS No. 125, also titled "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 became effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 (See Note 11) and for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

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


3. ACQUISITIONS AND JOINT VENTURES


     In December 2001, the Company completed its acquisition of Textron Automotive Company's automotive trim division ("TAC-Trim"). TAC-Trim is a leading supplier of fully-integrated cockpits and a major automotive plastics manufacturer in North America, Europe, and South America for instrument panels, interior trim and exterior components. The purchase price consisted primarily of: $632.2 million in cash (net of cash received and assumed debt); 18 million shares of common stock, with a market value of $160.9 million; and preferred stock of Products with an aggregate liquidation preference of $326.4 million, valued at $146.9 million. The cash purchase price was financed through a combination of the sale of an additional 32 million shares of common stock, valued at $160.0 million, to Heartland and debt financing. As part of the Textron purchase agreement, the Company may be obligated to make additional payments to Textron of $15.0 million to $125.0 million in the event that the Company's cumulative EBITDA. (Under the purchase agreement, cumulative EBITDA is defined generally as (1) the sum of consolidated net income, consolidated income tax expense, consolidated interest expense, consolidated depreciation and amortization expense, non-cash items which reduce net income, management fees paid to Heartland, nonrecurring expenses associated with financings and other identified financing expenses, less (2) amounts equivalent to those referred to in the preceding clause (1) projected

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES in respect of other acquisitions effected after the TAC-Trim acquisition at the time of acquisition, plus (3) amounts equivalent to those referred to in the preceding clause (1) in respect of the Company's Italian joint venture with Textron) for the five year period ending December 31, 2006 is between $2,908.0 million and $4,691.0 million. Additional payments, if necessary, would represent an adjustment to the TAC-Trim purchase price. If the then existing debt instruments prohibit these additional payments, then the Company is entitled to issue additional mandatorily redeemable preferred stock of its subsidiary.

     In connection with the TAC-Trim acquisition, the Company has licensed certain of its acquired intellectual property to Textron and Textron has licensed certain retained intellectual property to the Company. These agreements contain customary limitations on use, particularly to a "restricted field." The field of use to which the intellectual property licensed by the Company is restricted is generally related to automotive businesses comparable to the Company's existing business and certain extensions thereof. The agreements relating to intellectual property provide for numerous customary continuing obligations to one another, such as with respect to cooperation concerning enhancements and extensions of use, non-infringement and engineering and other support services to ensure the proper use of the intellectual property.

     In addition, under the TAC-Trim acquisition agreement, the purchase price paid by the Company is subject to adjustment based upon working capital and debt levels and the seller is entitled to a return of any cash left in the business at closing and reimbursement of certain capital expenditures made by it after September 30, 2001. Amounts paid would represent additional purchase price and would be included in goodwill.


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

     In July 2001, the Company completed its acquisition of Becker Group, LLC ("Becker"), a supplier of plastic components to the automotive industry. Consideration included $61.8 million in cash, including acquisition fees, $18.0 million in non-compete agreements (to be paid out over 5 years), 17.0 million shares of the Company's common stock, valued at $79.1 million, and warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $5.00 per share, valued at $0.7 million.

     During the first quarter of 2001, the Company purchased the remaining 50% from Courtaulds Textiles (Holdings) Limited ("Courtaulds") for $3.8 million, net of cash acquired. In December 1997, the Company had entered into a 50% joint venture with Courtaulds to manufacture automotive interior fabrics in the United Kingdom.

     Also during the first quarter of 2001, the Company acquired the remaining 25% of the Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture and related intangible assets for $3.5 million. As part of the 1996 acquisition of Perstorp, the Company acquired the initial 75% of Collins & Aikman Carpet and Acoustics, S.A. de C.V. joint venture.

     The results of operations of the acquired companies are included in the Company's consolidated statements of operations from the dates of acquisition.

     The acquisitions were accounted for under the purchase method of accounting. In accordance with SFAS No. 142, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 was not amortized. Beginning in 2002, all goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS No.
142. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. For acquisitions completed prior to July 1, 2001, the excess of the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES purchase price for each acquisition over the estimated fair value of the tangible and identifiable intangible net assets acquired was being amortized over a period of 40 years on a straight-line basis. It is not expected that the goodwill associated with Joan, Becker and TAC-Trim will be deductible for tax purposes.

     The following table represents the effect of excluding goodwill from income (loss) from continuing operations, net income (loss) along with the respective earnings per share amounts.

       GOODWILL AND OTHER INTANGIBLE ASSETS -- ADOPTION OF STATEMENT 142




                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                         2001       2000        1999
                                                                     ----------- ---------- ------------
(IN MILLIONS EXCEPT FOR EARNINGS-PER-SHARE AMOUNTS)
Reported income (loss) from continuing operations ..................  $  (49.7)   $  (1.4)    $   (1.4)
Add back: Goodwill amortization, net of tax ........................      6.1        6.1          6.0
                                                                      --------    -------     --------
Adjusted income (loss) from continuing operations ..................  $  (43.6)   $  4.7      $   4.6
                                                                      ========    =======     ========
Reported net income ................................................  $  (46.2)   $  4.5      $  (10.2)
Add back: Goodwill amortization, net of tax ........................      6.1        6.1          6.0
                                                                      --------    -------     --------
Adjusted net income ................................................  $  (40.1)   $ 10.6      $   (4.2)
                                                                      ========    =======     ========
Basic and diluted earnings per share from continuing operations:
Reported income from continuing operations .........................  $  (0.51)  $  (0.02)    $  (0.03)
Goodwill amortization, net of tax ..................................      0.06       0.10         0.10
                                                                      --------   --------     --------
Adjusted (loss) from continuing operations .........................  $  (0.45)  $   0.08     $   0.07
                                                                      ========   ========     ========
Basic and diluted earnings per share:
Reported net income ................................................  $  (0.48)  $   0.07     $  (0.17)
Goodwill amortization, net of tax ..................................      0.06       0.10         0.10
                                                                      --------   --------     --------
Adjusted (loss) income .............................................  $  (0.42)  $   0.17     $  (0.07)
                                                                      ========   ========     ========



     The following unaudited pro forma summary presents information as if the acquisition of TAC-trim, Joan and Becker became effective at the beginning of the respective periods noted in the table below. The acquisitions have been accounted for using the purchase method. The allocation of the purchase price is preliminary and may be revised upon the completion of our appraisals. Appraisals are in progress for TAC-Trim. Appraisals for Becker and Joan were preformed during 2001. For the Becker and Joan acquisitions, the Company recorded approximately $286.3 million as goodwill. These acquisitions are intended to solidify the Company's position as a "Mega Tier 2" supplier of interior components and automotive fabrics, as more fully described below.

     The Becker acquisition was important to the Company because it elevated C&A from a sub-scale plastics player to a sizable, broad-range plastics supplier. Becker's large-tonnage press capabilities complement C&A's small-to-medium tonnage capabilities, rounding out the products C&A can offer its customers. Greater operating scale justifies greater investment in research and development, which leads to better customer relationships and future technology leadership. Synergies between Becker and C&A led the Company to pay well in excess of the fair value of Becker's identifiable assets: together the two businesses can negotiate lower prices on resin due to larger volume; several plants can be closed into larger plants with open capacity, saving overhead costs; Becker brings tooling operations which allow C&A to in-source tooling requirements and capture some profit; Charles Becker, a skilled and successful veteran of the auto industry, provides synergies by applying his expertise to C&A's plastics, tooling and European operations as C&A's Vice Chairman.

     The Joan acquisition was important to the Company because it 1) increased C&A's marketshare in automotive fabrics and 2) gave C&A more control over product quality and supply-chain management

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES through vertical integration. Greater operating scale justifies greater investment in research and development, which leads to better customer relationships and future technology leadership. Synergies between Joan and C&A led us to pay well in excess of the fair value of Joan's identifiable assets: together the two businesses can negotiate lower prices on yarn and dye due to larger volume; Joan's Farmville and Hickory plants were not transferred because C&A had open capacity in its fabrics plants, saving all overhead costs at the former Joan facilities; Joan brings a package dying operation, Western Avenue Dyers, which allows C&A to in-source its package yarn dying requirements and capture some profit; the ability to package dye a portion of its requirements provides leverage on the suppliers who provide the balance of C&A's package-dyed yarn.

     The TAC-Trim acquisition was important to the Company because it further elevated C&A from a sizeable plastics player to a leading supplier in scale and in manufacturing and product technology. Greater operating scale justifies greater investment in research and development, which leads to better customer relationships and future technology leadership. Synergies between TAC-Trim and C&A led us to pay well in excess of the fair value of TAC-Trim's identifiable assets: together the two businesses can negotiate lower prices on resin and MRO due to larger volume; TAC-Trim's leading manufacturing disciplines can be rolled out to C&A and Becker plants to increase profitability and decrease capital expenditures and working capital; before C&A's acquisition of TAC-Trim, the business bought parts for its cockpit products from outside manufacturers, but C&A can in-source many of these parts and capture profit; consolidation of overlapping headquarters functions generate savings on headcount and occupancy costs.


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

                                                                           YEAR ENDED
                                                                 ------------------------------
                                                                      2001             2000
                                                                   (52 WEEKS)       (53 WEEKS)
                                                                 --------------   -------------
                                                                    (IN MILLIONS, EXCEPT FOR
                                                                        PER SHARE DATA)
Net sales ....................................................     $ 3,485.2       $ 4,030.4
Restructuring charges ........................................     $    30.2       $    21.7
Income (loss) from continuing operations .....................     $  (126.8)      $    (1.3)
Income (loss) before extraordinary charge ....................     $  (118.0)      $     5.3
Net income (loss) ............................................     $  (118.3)      $   (54.5)
Net income (loss) per basic and diluted common share .........     $   (0.70)      $   (0.33)

     Following is the preliminary opening condensed balance sheet of the three significant acquisitions made during 2001:

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                                         BECKER        JOAN        TAC-TRIM
                                                       ----------   ----------   -----------
                                                                   (IN MILLIONS)
Assets
 Current Assets ....................................    $  53.6      $  40.2      $  335.0
 Goodwill ..........................................      130.5        155.8         730.3
 Noncompete Agreement ..............................       18.0
 Other Assets ......................................        3.9         14.4         387.6
Liabilities
 Current Liabilities ...............................       67.7*        18.2         432.1
 Other Liabilities .................................       14.7           --          80.8
Cash Paid, net of cash received ....................       61.8        102.0         596.6
Common Stock, Preferred Stock and Warrants .........       79.8         90.2         307.8
Assumed Debt and Other Consideration ...............       18.0           --          35.6
                                                        -------      -------      --------
Total Consideration ................................    $ 159.6      $ 192.2         940.0



----------
* Includes $5.3 million of restructuring liabilities recorded pursuant to a plan implemented upon consummation of the acquisition and $1.6 million of the total relates to severance for approximately 306 employees while the balance relates to contractual lease obligations.


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

5. FOREIGN CURRENCY PROTECTION PROGRAMS

     The primary purpose of the Company's foreign currency risk management activities is to protect against the volatility associated with intercompany funding arrangements, third party loans and foreign currency purchase and sale transactions. The Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months.

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

     During fiscal 2001, 2000 and 1999, the Company purchased option contracts giving the Company the right to purchase U.S. dollars for use by its Canadian operations. During 2000 and 1999, the premiums associated with these contracts were amortized over the contracts' terms which were one year or less. Beginning January 1, 2001, the contracts are marked to fair market value and recorded on the balance sheet, per the requirements of SFAS No. 133. The total notional amount purchased over these three fiscal years was $114.2 million with associated premiums of $1.5 million. At December 31, 2001, the notional amount outstanding was $30.7 million.

     In addition, during 2001, the Company purchased option contracts giving the Company the right to sell Canadian dollars received by its U.S. operations. The contracts are marked to fair market value and

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES recorded on the balance sheet, per the requirements of SFAS No. 133. The total notional amount purchased was $28.7 million with associated premiums of $0.3 million. At December 31, 2001, the notional amount outstanding was $6.8 million.

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

6. INVENTORIES

     Inventory balances are summarized below (in millions):

                                  DECEMBER 31,     DECEMBER 31,
                                      2001             2000
                                 --------------   -------------
Raw materials ................      $  73.8         $  80.8
Work in process ..............         25.6            28.5
Finished goods ...............         33.2            22.4
                                    -------         -------
                                    $ 132.6         $ 131.7
                                    =======         =======

7. OTHER CURRENT ASSETS

     Other current asset balances are summarized below (in millions):


                                  DECEMBER 31,     DECEMBER 31,
                                      2001             2000
                                 --------------   -------------
Deferred tax asset ...........      $  25.3          $  19.1
Reimbursable tooling .........         53.7             27.7
Other ........................         52.9             29.1
                                    -------          -------
                                    $ 131.9          $  75.9
                                    =======          =======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

8. PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment, net, are summarized below (in millions):


                                                            DECEMBER 31,     DECEMBER 31,
                                                                2001             2000
                                                           --------------   -------------
Land and improvements ..................................     $    25.5        $   18.7
Buildings ..............................................         168.8           155.0
Machinery and equipment ................................         823.3           549.7
Leasehold improvements .................................          11.7            18.8
Construction in progress ...............................          45.0            35.1
                                                             ---------        --------
                                                               1,074.3           777.3
Less accumulated depreciation and amortization .........        (461.7)         (343.2)
                                                             ---------        --------
                                                             $   612.6        $  434.1
                                                             =========        ========


9. ACCRUED EXPENSES

     Accrued expenses are summarized below (in millions):


                                                  DECEMBER 31,     DECEMBER 31,
                                                      2001             2000
                                                --------------   -------------
Payroll and employee benefits ...............      $  48.4         $  26.9
Interest ....................................         14.8            17.0
Insurance ...................................         39.0            17.2
Restructuring reserves ......................          8.0             2.5
Other .......................................        129.5            59.5
                                                   -------         -------
                                                   $ 239.7         $ 123.1
                                                   =======         =======


10. LONG-TERM DEBT, MANDATORILY REDEEMABLE PREFERRED STOCK AND SHORT-TERM BORROWINGS

A. LONG-TERM DEBT

     Long-term debt is summarized below (in millions):

                                                              DECEMBER 31,     DECEMBER 31,
                                                                  2001             2000
                                                             --------------   -------------
Senior Credit Facilities:
 Tranche A Term Loan Facility ............................      $  100.0         $   --
 Tranche B Term Loan Facility ............................         300.0             --
 Revolving Credit Facility ...............................            --             --
Bank Credit Facilities:
 Term Loan A Facility ....................................            --            66.3
 Term Loan B Facility ....................................            --           118.0
 Term Loan C Facility ....................................            --            96.0
 Revolving Credit Facility, including $17.3 million by the
   Canadian borrowers at December 31, 2000 ...............            --           150.2
Public Debt:
 111/2% Senior Subordinated Notes, due 2006 ..............         400.0           400.0
 103/4% Senior Notes, due 2011 ...........................         500.0             --

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      2001             2000
                                                                 --------------   -------------
 JPS Automotive 111/8% Senior Notes, including premiums of $--
   and $0.3 million...........................................            --            48.3
Other ........................................................           1.9             5.2
                                                                    --------          ------
Total debt ...................................................       1,301.9           884.0
Less current maturities ......................................      (   19.5)         ( 84.3)
                                                                    --------          ------
                                                                   $ 1,282.4         $ 799.7
                                                                   =========         =======

BANK CREDIT FACILITIES

     In December 2001, in conjunction with the TAC-Trim acquisition, the Company entered into new Senior Credit Facilities, which refinanced its Bank Credit Facilities. The principal and interest on the Bank Credit Facilities totaled $362.5 million. The cost and expenses associated with the refinancing of the bank credit facilities totaling $25.7 million were deferred and will be amortized over the four-year life of the term loans described below. In addition, the Company incurred a $5.0 million, net of tax, extraordinary charge in connection with the retirement of the old Bank Credit Facilities.

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

     Under the new Senior Credit Facilities, the interest rate on the Revolving Facility is, at the Company's option, London Inter-Bank Offer Rate ("LIBOR") plus 3.75% or the Alternate Base Rate ("ABR") plus 2.75%. The ABR is the highest of The JP Morgan Chase ("Chase's") announced prime rate, the Federal Funds Rate plus 0.5% and Chase's base certificate of deposit rate plus 1%. A per annum fee equal to the spread over the LIBOR plus a fronting fee of 0.25% accrue on the face amount of letters of credit. Also, there is a 1.00% commitment fee on the unused portion of the facility. The interest rates on the Canadian-dollar denominated debt is at the Company's option (the "Canadian Prime Rate") plus 3.75% or the bill of exchange rate ("Bankers' Acceptance" or "BA") denominated in Canadian dollars for one, two, three or six months plus 2.75%. The interest rate on the Tranche A Term Loan Facility is, at the Company's option, LIBOR plus 3.75% or the ABR plus 2.75%. The interest rates and commitment fees on the Revolving Facility and the Tranche A Term Loan Facility are subject to adjustment quarterly starting six months after the closing date based on performance targets. The interest rate on the Tranche B Term Loan Facility is, at our option, either LIBOR plus 4.00% or ABR plus 3.00%. On any Tranche B Term Loans repaid whether voluntary or mandatory there is a prepayment premium of 3.00% the first year, 2.00% the second year and 1.00% the third year. The Company may elect interest periods of 1, 2, 3, or 6 months (or 9 or 12 months, if available) for LIBOR borrowings. LIBOR shall not be less than 3.00% per annum. At December 31, 2001, LIBOR for 1, 3 and 6 months were 1.87%, 1.88% and 1.98%, respectively. The weighted average rate of interest on the new Senior Credit Facilities at December 31, 2001 was 7.67%.

     In May 1998, Products entered into Bank Credit Facilities ("old Bank Credit Facilities") consisting of a senior secured Revolving Credit Facility and Term Loan Facilities. The Revolving Credit Facility

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES allowed borrowings in an aggregate principal amount of up to $250.0 million, terminating on December 31, 2003, of which $60.0 million (or the equivalent thereof in Canadian dollars) was available to two of the Company's Canadian subsidiaries ("the Canadian Borrowers") and of which up to $50.0 million was available as a letter of credit facility (the "Revolving Credit Facility", and together with the Term Loan Facilities, the "Credit Agreement Facilities"). The Term Loan Facilities consisted of a Term Loan A Facility in the amount of $100 million payable in quarterly installments until final maturity on December 31, 2003 and a Term Loan B Facility in the amount of $125 million payable in quarterly installments until final maturity on June 30, 2005. In addition, the Term Loan Facilities included a provision for a Term Loan C Facility of up to $150 million. In May 1999, the Company closed on the Term Loan C Facility in the principal amount of $100 million. The Term Loan C Facility was payable in quarterly installments through final maturity on December 31, 2005. The Company used approximately $44 million of the proceeds from the Term Loan C Facility to pay a special dividend to shareholders on May 28, 1999 (See Note 16). The remaining proceeds were used to repay amounts outstanding on the Revolving Credit Facility and for general corporate purposes.

     Effective February 2001, the Company amended and restated the Credit Agreement Facilities and received waivers of the interest coverage and leverage ratio covenants for the period ending December 31, 2000. The Company also received commitments from its lenders for a Term Loan D Facility in the amount of $50 million maturing January 2006, which was used to retire the outstanding JPS Automotive 111/8% Senior Notes due 2001. The primary purpose of the amendments was to allow the change of control precipitated by the Heartland Transaction and to provide for the Term Loan D Facility.

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     The interest rates under the old Bank Credit Facilities were at variable rates based determined similar to the new Senior Credit Facilities. The weighted average rate of interest on the old Bank Credit Facilities at December 31, 2000 was 9.05%.

PUBLIC DEBT

     In December 2001, the C&A Products issued 10 3/4% Senior Subordinated Notes due 2011 in a total principal amount of $500.0 million. The Notes were not registered under the securities act of 1933 and were offered only to qualified institutional buyers. The Company used the net proceeds from the offering together with the proceeds from other financing to consummate the TAC-Trim acquisition, repay all principal, interest, fees and other amounts outstanding under the old Bank Credit Facilities, replace the Company's existing Receivables Facility and pay related fees and expenses. The cost of issuing the notes totaling about $23.1 million was deferred and will be amortized over 10 years.

     The notes are unconditionally guaranteed on an unsecured senior basis by the parent and by each wholly owned domestic subsidiary that is a guarantor of the Bank Credit Facilities as of the issue date. This is all of the Company's wholly owned domestic subsidiaries other than its receivable and insurance subsidiaries. The Debt evidenced by the Notes and Parent and Subsidiary Guarantees are unsecured senior obligations of the Company ranking senior in right of payment to all existing and future Subordinated Debt including the Existing Notes and related Guarantees and future unsecured and unsubordinated Debt. The Notes are redeemable prior to December 31, 2004 only in the event the Company receives cash proceeds from one or more equity offerings in which case the Company may at its option use all or a portion of such cash proceeds to redeem up to 35% of the principal amount of the notes. The Notes will be subject to redemption at the option of the Company, in whole or in part at any time after December 31, 2006 at a stated premium redemption price expressed as a percentage in excess of the principal amount. After December 31, 2008, the redemption price is 100%. Within 30 days of the occurrence of a change of ownership control, unless the Company has mailed a redemption notice with respect to all outstanding Notes, the Company will be required to make an offer to purchase all outstanding Notes at a purchase price equal to 101% of their principal amount. The indenture governing the notes limits the Company's ability to issue more debt, pay dividends and make distributions, repurchase stock, make investments, merge or consolidate, transfer assets, enter into transactions with affiliates and issue stock of subsidiaries. These restrictive covenants are customary for such securities and are subject to a number of exceptions.

     In June 1996, Products, issued at face value $400 million principal amount of 111/2% Senior Subordinated Notes due 2006 which are guaranteed by the Company. The indenture governing the 111/2% Senior Subordinated Notes generally prohibits the Company, Products and any Restricted Subsidiary (as defined) from making certain payments and investments unless a certain financial test is satisfied and the aggregate amount of such payments and investments since the issue date is less than a specified amount. The prohibition is subject to a number of significant exceptions, including dividends to stockholders of the Company or stock repurchases not exceeding $10 million in any fiscal year or $20 million in the aggregate, dividends to stockholders of the Company or stock repurchases in the amount of the net proceeds from the sale of the Company's Imperial Wallcoverings, Inc. subsidiary ("Wallcoverings") and dividends to the Company to permit it to pay its operating and administrative expenses. The indenture also contains other restrictive covenants (including, among others, limitations on the incurrence of debt, asset dispositions and transactions with affiliates), which are customary for such securities. These covenants are also subject to a number of significant exceptions.

     The Company solicited and received consent from holders of a sufficient amount of the outstanding principal of the 111/2% Senior Subordinated Notes allowing the Change of Control precipitated by the Heartland Transaction. A Second Supplemental Indenture dated February 8, 2001 amended the Senior Subordinated Notes indenture to reflect this and certain other changes, including allowance for the

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES incurrence of debt in the form of the Term Loan D Facility. In connection with the TAC-Trim acquisition, we further amended the indenture governing these notes to make each subsidiary guarantor of the new 103/4% Senior Notes a guarantor of these existing notes on a senior subordinated basis.

     As of August 1998, the JPS Automotive acquisition date, $180 million principal amount of JPS Automotive 111/8% Senior Notes due 2001 (the "JPS Automotive Senior Notes") was outstanding. Of this amount, $68 million were purchased by the Company in the open market and subsequently contributed to or repurchased by JPS Automotive. The remaining $112 million face value of JPS Automotive Senior Notes were recorded at a market value of $117.2 million on the date of the acquisition. Through subsequent retirements of the JPS Automotive Senior Notes, the Company reduced the outstanding face value to $48.0 million at December 31, 2000. In March 2001, the Company retired the remaining JPS Automotive Senior Notes with proceeds from the Term Loan D Facility described above. The Company recognized an extraordinary charge of $0.3 million in connection with the retirement of the notes at prices in excess of carrying values.

     At December 31, 2001, the scheduled annual maturities of long-term debt are as follows (in millions):

      YEAR ENDING
-----------------------
  2002 ................    $    19.5
  2003 ................         23.4
  2004 ................         28.0
  2005 ................        331.0
  2006 ................        400.0
  Later years .........        500.0
                           ---------
                           $ 1,301.9
                           =========

     Total interest paid by the Company on all debt was $76.3 million, $94.8 million and $91.9 million for 2001, 2000 and 1999, respectively.

B. MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY


     As part of the consideration paid to Textron for the TAC-Trim acquisition, Products issued to Textron 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock is recorded at fair value, which is less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value of $146.9 million is based on market prices for securities with similar terms, maturities and risk characteristics, and includes a liquidation discount to reflect market conditions. The difference between the initial recorded value and the initial liquidation preference is as follows (in millions):



                DECEMBER 31, 2001     LIQUIDATION
                 CARRYING AMOUNT         VALUE       DIFFERENCE
  Series A          $  82.6            $  183.1      $  100.5
                       55.9               123.9          68.0
                        9.2                20.2          11.0
                    -------            --------      --------
                    $ 147.7            $  327.2      $  179.5

     The $179.5 million difference between the carrying amount and liquidation value will be accreted in the statement of operations through December 31, 2012, using the effective interest method.


     Products is required to redeem all Series A and B Preferred Stock outstanding on January 1, 2013 and Series C Preferred Stock outstanding on February 1, 2022. The redemption price is equal to 100% of the liquidation preference plus accrued and unpaid dividends plus common equity participation for the Series

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

C Preferred Stock. The Series A and Series B Preferred Stock are redeemable at Products' option, in whole or in part, on or after January 1, 2007 at a stated percent in excess of the liquidation preference plus accrued and unpaid dividends. The Series C Preferred stock is not optionally redeemable. However, at Products' option or the holders of a majority of outstanding shares of Series C Preferred Stock, the Series C Preferred Stock is exchangeable for Series B Preferred Stock at any time following the second anniversary of its issuance date but prior to the third anniversary of its issuance date.

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

     Upon voluntary or involuntary liquidation, dissolution or winding-up of Products, holders of the Preferred Stock are entitled to be paid out of the assets of Products available for distribution to stockholders in the amount of $1,000 per share plus the total accrued dividends prior to any distribution to holders of equity securities which ranks junior to the Preferred Stock. In addition, the holders of Series C Preferred Stock are entitled to a participation in distributions to Products common equity tied to appreciation in the value of Products common equity subsequent to the issuance date, not to exceed $2.0 million for all Series C Preferred Stock outstanding.

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

11. RECEIVABLES FACILITY

     In December 2001, as part of the refinancing completed in connection with the TAC-Trim acquisition, C&A Products entered into a new receivables facility (the "New Receivables Facility") and repaid the outstanding balance of $128.7 million of the Company's previous receivables facility (the "Old Receivables Facility") entered into in December 1999, which was not renewed. The Receivables Facility utilizes funding provided by commercial paper conduits. Carcorp, Inc., a wholly owned, bankruptcy-remote subsidiary of Products ("Carcorp") purchases virtually all trade receivables generated by Products and certain of its subsidiaries (the "Sellers") in the United States and Canada, transferring rights to

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES collections on those receivables to the conduits. The conduits in turn issue commercial paper, which is collateralized by those rights. The New Receivables Facility has a 364-day term expiring December 2002. The Old Receivables Facility had 364-day terms, renewable annually for up to five years.

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

     In December 2001, the Company funded $79.9 million through the New Receivables Facility. The Company had $118.6 million available but unutilized at December 31, 2001. At December 31, 2000, the Old Receivables Facility was fully utilized at $82.5 million. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee. The discount rate at December 31, 2001, was 3.53% compared to 7.40% at December 31, 2000. Under the New Receivables Facility the usage fee was increased to 1.50% from 0.75% under the Old Receivables Facility. In addition, the Company pays a fee on the unused portion of the facility. Under the New Receivables Facility that fee was increased from .25% to .50%. During 2001, the loss on the sale of the receivables totaled $10.8 million. Included in the loss were fees and expenses of replacing the Old Receivables Facility totaling $5.6 million. During 2000 and 1999 the losses on the sale of receivables totaled $9.2 million and $5.4 million, respectively. The 2000 loss included $1.6 million in expenses and fees to replace the prior facility.

     As of December 31, 2001 and 2000, the conduits collectively had invested $79.9 million and $82.5 million, respectively, to purchase an undivided senior interest (net of settlements in transit) in the receivables pool. Accordingly, such receivables were not reflected in the Company's financial statements as of those dates. As of December 31, 2001 and 2000, Carcorp's total receivables pool was $334.6 million and $174.9 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold. The Company estimates the fair value of its retained interest by considering two key assumptions: the payment rate, which is derived from the average life of the accounts receivable, which is less than 60 days, and the rate of expected credit losses. Based on the Company's favorable collection experience and the short-term nature of its receivables, both assumptions are highly predictable. Therefore, the Company's estimated fair value of its retained interests in the pool of eligible receivables is approximately equal to the previous cost, less the associated allowance for doubtful accounts.

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

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

     At December 31, 2001, future minimum lease payments under operating leases for continuing operations are as follows (in millions):


      YEAR ENDING
-----------------------
  2002 ................    $  57.2
  2003 ................       50.3
  2004 ................       43.8
  2005 ................       25.0
  2006 ................       22.5
  Later Years .........       85.2
                           -------
                           $ 284.0
                           =======

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

     The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company's consolidated balance sheets at December 31, 2001 and December 31, 2000 (in millions).


                                                            PENSION BENEFITS          POSTRETIREMENT BENEFITS
                                                           FISCAL YEAR ENDED             FISCAL YEAR ENDED
                                                     ------------------------------ ----------------------------
                                                      DECEMBER  31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                           2001           2000           2001           2000
                                                     --------------- -------------- -------------- -------------
Change in benefit obligation:
 Benefit obligation at beginning of year ...........     $ 175.0        $ 170.5        $  52.6        $  57.5
 Service cost ......................................         6.8            6.7            1.0             .9
 Interest cost .....................................        12.7           12.8            3.8            3.6
 Employee contributions ............................          --             --             .9             .9
 Amendments ........................................         1.4             .4             --             --
 Actuarial gain ....................................         2.3            (.5)          (1.3)          (5.3)
 Benefits paid .....................................       (14.1)         (11.6)          (4.7)          (4.7)
 Currency adjustment ...............................        (1.7)          (3.3)           (.5)           (.3)
                                                         -------        -------        -------        -------
   Benefit obligation at end of year ...............     $ 182.4        $ 175.0        $  51.8        $  52.6
                                                         =======        =======        =======        =======
Change in plan assets:
 Fair value of plan assets at beginning of year.....     $ 164.2        $ 159.3        $    --        $    --
 Actual return on plan assets ......................       (24.1)          15.1             --             --
 Employer contributions ............................         4.3            4.2            3.8            3.8
 Employee contributions ............................          --             --             .9             .9
 Benefits paid .....................................       (14.1)         (11.6)          (4.7)          (4.7)
 Currency adjustment ...............................        (1.6)          (2.8)            --             --
                                                         -------        -------        -------        -------
   Fair value of plan assets at end of year ........     $ 128.7        $ 164.2        $    --        $    --
                                                         =======        =======        =======        =======
Reconciliation of funded status to net amount
 recognized:
 Funded status .....................................    $  (53.7)      $  (10.8)       $ (51.8)       $ (52.6)
 Unrecognized net loss (gain) ......................        48.1            7.0          (21.5)         (22.0)
 Unrecognized prior service cost (gain) ............         4.4            3.3           (6.4)          (7.8)
                                                        --------       --------        -------        -------
   Net amount recognized ...........................    $   (1.2)      $    (.5)       $ (79.7)       $ (82.4)
                                                        ========       ========        =======        =======


     The table above does not reflect the results of the TAC-Trim acquisition as the Company is still completing purchase accounting for the acquisition. The amounts included in the balance sheet reflect the preliminary value assigned to the TAC-Trim assets and obligations.


Amounts recognized in the consolidated balance
 sheetconsist of:
 Prepaid benefit cost .........................    $  18.7      $  14.6      $     --      $    --
 Accrued benefit liability ....................      (25.6)       (17.0)       (179.1)       (82.4)
 Intangible asset .............................        5.8          1.5            --           --
 Accumulated other comprehensive loss .........       19.0           .4            --           --
                                                   -------      -------      --------      -------
   Net amount recognized ......................    $  17.9      $   (.5)     $ (179.1)     $ (82.4)
                                                   =======      =======      ========      =======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

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


     The net periodic benefit cost of continuing operations for fiscal 2001, 2000, and 1999 includes the following components (in millions):

                                                               PENSION BENEFITS
                                                               FISCAL YEAR ENDED
                                                -----------------------------------------------
                                                 DECEMBER 31,     DECEMBER 31,     DECEMBER 25,
                                                     2001             2000             1999
                                                --------------   --------------   -------------
Components of net periodic benefit cost:
 Service cost ...............................      $   6.8          $   6.7          $   9.1
 Interest cost ..............................         12.7             12.8             11.0
 Expected return on plan assets .............        (14.6)           (14.6)           (12.4)
 Amortization of prior service cost .........           .2               .1               --
 Settlement loss (gain) .....................          (.1)              --               --
 Curtailment gain ...........................           --             (1.0)              --
 Recognized net actuarial loss ..............           .1               .1               .7
                                                   -------          -------          -------
   Net periodic benefit cost ................      $   5.1          $   4.1          $   8.4
                                                   =======          =======          =======


                                                            POSTRETIREMENT BENEFITS
                                                               FISCAL YEAR ENDED
                                                -----------------------------------------------
                                                 DECEMBER 31,     DECEMBER 31,     DECEMBER 25,
                                                     2001             2000             1999
                                                --------------   --------------   -------------
Components of net periodic benefit cost:
 Service cost ...............................       $  1.0           $   .9          $  1.5
 Interest cost ..............................          3.8              3.6             4.3
 Amortization of prior service cost .........         (1.4)            (1.4)           (1.4)
 Recognized net actuarial gain ..............         (1.7)            (2.0)           ( .9)
                                                    ------           ------          ------
   Net periodic benefit cost ................       $  1.7           $  1.1          $  3.5
                                                    ------           ------          ------

     Weighted average fiscal year-end assumptions are summarized as follows:

                                                                       POSTRETIREMENT
                                             PENSION BENEFITS             BENEFITS
                                           ---------------------   -----------------------
                                              2001        2000         2001         2000
                                           ---------   ---------   -----------   ---------
Discount rate ..........................       7.2%        7.4%         7.5%         7.6%
Expected return on plan assets .........       9.0%        9.0%         N/A          N/A
Rate of compensation increase ..........       3.1%        4.5%         N/A          N/A

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     Assumed health care cost trend rates may have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:




                                                                     1-PERCENTAGE-     1-PERCENTAGE-
                                                                         POINT             POINT
                                                                        INCREASE         DECREASE
                                                                    ---------------   --------------
Effect on total of service and interest cost components .........       $   .4           $   (.3)
Effect on postretirement benefit obligation .....................       $ 20.1           $ (16.2)

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

15. RESTRUCTURING

     During 2001, the Company undertook restructuring programs to rationalize operations in North American, European and Specialty operations resulting in a restructuring charge aggregating $18.8 million. The charge included $11.2 million of severance costs and $7.6 million of asset impairments. The Company recognized severance costs for over 900 operating personnel at the Company's convertible tops, fabrics, carpet and acoustics locations in North America and Specialty operations. The asset impairments, primarily related to machinery and equipment located at North American, European and Specialty operations sites, are based on management's estimates of values to be realized upon disposition of the assets.

     In addition, the Company recorded a restructuring reserve in connection with the Becker acquisition aggregating $5.3 million of which $1.6 million was severance and $3.7 million for lease termination and other exit costs. Following is the rollforward of the restructuring accruals for 2001 (in thousands):

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                            CHARGED TO            CHARGED
                              BEGINNING      COST AND            (CREDITED)
        DESCRIPTION            OF YEAR       EXPENSES      TO OTHER ACCOUNTS (A)     DEDUCTIONS (B)     END OF YEAR
--------------------------   -----------   ------------   -----------------------   ----------------   ------------
(IN MILLIONS)
Restructuring Reserves
 in the balance sheet for:
 2001 ....................      $ 2.5         $ 11.2               $ 5.3                $ (11.0)          $ 8.0

----------
(a)        Restructuring costs for acquired companies.

(b)        Deductions, primarily representing cash utilized.

     In fiscal 1999, the Company announced a comprehensive plan (the "Reorganization") to reorganize its global automotive carpet, acoustics, plastics and accessory floormats businesses. The Company undertook the Reorganization to reduce costs and improve operating efficiencies throughout the Company's operations and to more effectively respond to the OEMs' demand for complete interior trim systems and more sophisticated components. Upon final completion of the Reorganization plan, the Company recognized a pre-tax restructuring charge of $33.4 million, including $13.4 million of asset impairments, $15.0 million of severance costs and $5.0 million related to the termination of sales commission contracts at the Company's North American plastics operations. The 1999 Reorganization included the closure of three facilities. The Homer, Michigan plastics facility was closed in August 1999 and its operations were relocated to an existing plastics facility. The Cramerton, North Carolina fabrics facility was sold in September 1999 and the relocation of its operations to another fabrics facility was completed in fiscal 2000. The acoustics facility in Vastra Frolunda, Sweden, was closed in September 2000 and its operations were relocated to other facilities in Europe. The Company recognized $13.4 million in asset impairments, primarily relating to buildings, machinery and equipment located at these three sites. In addition to these closures, the Company recognized severance costs for operating personnel at the Company's plastics operations in the United Kingdom and the Company's fabrics, convertibles and accessory floormats operations in North America. The Company also recognized severance costs for management and administrative personnel at the Company's former North Carolina headquarters and North American Automotive Interior Systems division.


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


16. COMMON STOCKHOLDERS' EQUITY

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

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

     Stock option activity under the plans is as follows:

                                   DECEMBER 31, 2001         DECEMBER 31, 2000        DECEMBER 25, 1999
                               -------------------------- ------------------------ -----------------------
                                                WEIGHTED                 WEIGHTED                 WEIGHTED
                                                 AVERAGE                  AVERAGE                 AVERAGE
                                  NUMBER OF     EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                    SHARES        PRICE       SHARES       PRICE       SHARES      PRICE
                               --------------- ---------- ------------- ---------- ------------- ---------
Outstanding beginning of year      4,344,432    $  5.47     4,720,955    $  5.70     3,141,195    $  6.23
Awarded ......................        40,000       5.76       827,500       5.65     2,024,000       5.19
Cancelled ....................      (458,090)      7.48      (983,732)      7.07      (337,000)      8.10
Exercised ....................    (1,095,422)      4.31      (220,291)      3.99      (107,240)      3.99
                                  ----------    -------     ---------    -------     ---------    -------
Outstanding at end of year ...     2,830,920       5.59     4,344,432    $  5.47     4,720,955    $  5.70
                                  ==========    =======     =========    =======     =========    =======

     The following table summarizes information about stock options outstanding at December 31, 2001:

                             NUMBER OF SHARES     WEIGHTED AVERAGE     WEIGHTED AVERAGE
 RANGE OF EXERCISE PRICE        OUTSTANDING        REMAINING LIFE       EXERCISE PRICE
-------------------------   ------------------   ------------------   -----------------
$3.99 -- $4.43...........          267,071                2.9                 4.07
$5.00 -- $6.00...........        1,925,000                7.6                 5.19
$6.01 -- $11.75..........          638,849                6.4                 7.41

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                    FISCAL YEAR ENDED
                       -------------------------------------------
                        DECEMBER 31,   DECEMBER 31,   DECEMBER 25,
                            2001           2000           1999
                       -------------- -------------- -------------
Net income (loss):
 As reported .........    $  (46.2)       $ 4.5        $  (10.2)
 Pro forma ...........       (48.6)         2.1           (12.4)
Basic and Diluted EPS:
 As reported .........    $  (0.47)       $ 0.07       $  (0.16)
 Pro forma ...........       (0.50)         0.03          (0.20)

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


17. INCOME TAXES

     The provisions for income taxes applicable to continuing operations for fiscal 2001, 2000 and 1999 are summarized as follows (in millions):

                                           FISCAL YEAR ENDED
                              -------------------------------------------
                               DECEMBER 31,   DECEMBER 31,   DECEMBER 25,
                                   2001           2000           1999
                              -------------- -------------- -------------
Current:
 Federal ....................    $    --        $    --        $   --
 State ......................        2.6            1.5           2.1
 Foreign ....................        4.8           10.7           4.9
                                 -------        -------        ------
                                     7.4           12.2           7.0
Deferred:
 Federal ....................      (19.0)          (3.5)         (6.3)
 State ......................       (1.3)          (0.2)         (0.5)
 Foreign ....................       (5.7)          (6.3)           --
                                 -------        -------        ------
                                   (26.0)         (10.0)         (6.8)
                                 -------        -------        ------
 Income tax expense .........    $ (18.6)       $   2.2        $  0.2
                                 =======        =======        ======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in millions):

                                FISCAL YEAR ENDED
                   -------------------------------------------
                    DECEMBER 31,   DECEMBER 31,   DECEMBER 25,
                        2001           2000           1999
                   -------------- -------------- -------------
Domestic .........    $ (35.8)       $ (11.9)       $ (16.6)
Foreign ..........      (32.5)          12.7           15.4
                      -------        -------        -------
                      $ (68.3)       $   0.8        $  (1.2)
                      =======        =======        =======

     A reconciliation between income taxes computed at the statutory U.S. Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in millions):




                                                              FISCAL YEAR ENDED
                                                 -------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 25,
                                                      2001           2000           1999
                                                 -------------- -------------- -------------
Amount at statutory Federal rate ...............    $ (23.9)        $  0.3        $ (0.4)
State taxes, net of Federal income tax .........        0.9            0.8           1.0
Tax differential on foreign earnings ...........        2.9           (0.3)         (0.8)
Amortization of goodwill .......................        1.5            1.5           1.5
Preferred stock dividend .......................        0.8             --            --
Change in valuation allowance ..................       (1.2)           0.4           0.3
General business tax credits ...................       (0.5)          (1.1)         (2.0)
Other ..........................................        0.9            0.6           0.6
                                                    -------         ------        ------
Income tax expense .............................    $ (18.6)        $  2.2        $  0.2
                                                    =======         ======        ======

     Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company's assets and liabilities. The components of the net deferred tax assets as of December 31, 2001 and 2000 were as follows (in millions):

                                                                   DECEMBER 31,     DECEMBER 31,
                                                                       2001             2000
                                                                  --------------   -------------
Deferred tax assets:
 Employee benefits, including postretirement benefits .........      $  78.5          $  37.9
 Net operating loss carryforwards (NOLs) ......................        134.6            116.2
 General business tax credits carryforwards ...................         11.4             10.0
 Alternative minimum tax credit carryforwards .................         12.2             12.2
 Other liabilities and reserves ...............................         36.1             41.1
 Valuation allowance ..........................................        (49.2)           (57.1)
                                                                     -------          -------
 Total deferred tax assets ....................................        223.6            160.3
                                                                     =======          =======
Deferred tax liabilities:
 Property, plant and equipment ................................        (74.7)           (55.4)
 Undistributed earnings of foreign subsidiaries ...............        (7.2)            (7.2)
                                                                     -------          -------
 Total deferred tax liabilities ...............................        (81.9)           (62.6)
                                                                     -------          -------
 Net deferred tax asset .......................................      $ 141.7          $  97.7
                                                                     =======          =======

     The valuation allowance at December 31, 2001 and December 31, 2000 provides for certain deferred tax assets that in management's assessment may not be realized due to tax limitations on the use of such

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES amounts, due to expiration prior to utilization or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization. During fiscal 2001, the valuation allowance decreased $7.9 million from fiscal 2000. This decrease resulted primarily from the future expectation of increased pretax income due to current year acquisitions. During fiscal 2000, the valuation allowance increased $5.0 million from fiscal 1999. This increase resulted primarily from the increase in tax credit and loss carryforwards that may not be realized in future periods.

     The above amounts have been classified in the consolidated balance sheets as follows (in millions):


                                                                        DECEMBER 31,     DECEMBER 31,
                                                                            2001             2000
                                                                       --------------   -------------
Deferred tax assets (liabilities):
 Current domestic and foreign, included in other current assets.....      $  25.3          $  19.1
 Current foreign, included in accrued expenses .....................         (2.1)            (2.6)
 Noncurrent domestic and foreign ...................................        136.5             97.3
 Noncurrent foreign, included in other noncurrent liabilities ......        (18.0)           (16.1)
                                                                          -------          -------
                                                                          $ 141.7          $  97.7
                                                                          =======          =======

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

     At December 31, 2001, the Company had the following tax attribute carryforwards available for U.S. Federal income tax purposes (in millions):

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                                                   EXPIRATION
                                                       AMOUNT        DATES
                                                     ----------   -----------
Net operating losses -- regular tax:
 Preacquisition, subject to limitations ..........    $   4.7     2002-2009
 Subject to change in control provisions .........       11.7     2002-2007
 Subject to change in control provisions .........      103.2     2008-2012
 Subject to change in control provisions .........      199.6     2018-2021
 Unrestricted ....................................       23.8     2021
                                                      -------     ---------
                                                      $ 343.0
                                                      =======
Net operating losses -- alternative minimum tax:
 Preacquisition, subject to limitations ..........    $   2.6     2002-2009
 Subject to change in control provisions .........       10.6     2002-2007
 Subject to change in control provisions .........       69.7     2008-2012
 Subject to change in control provisions .........      205.7     2018-2021
 Unrestricted ....................................       20.3     2021
                                                      -------
                                                      $ 308.9
                                                      =======
General business tax credits:
 Preacquisition, subject to limitations ..........    $    .6     2002-2003
 Subject to change in control provisions .........        9.0     2004-2021
 Unrestricted ....................................         .2     2021
                                                      -------
                                                      $   9.8
                                                      =======
Alternative minimum tax credits ..................    $  12.2
                                                      =======


     As a result of the Heartland Transaction, a change in control occurred which results in annual limitations on the Company's use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of "built-in gain" or "built-in loss" in the Company's assets at the date of the change in control. Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets.

     Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a change in control that would result in additional annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a change in control will occur.

     Income taxes paid, net of refunds received, were $15.5 million, $4.8 million and $3.0 million for fiscal 2001, 2000 and 1999, respectively.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's continuing operations financial instruments are summarized as follows (in millions):


                                                                     DECEMBER 31, 2001          DECEMBER 31, 2000
                                                                ---------------------------  -----------------------
                                                                   CARRYING      ESTIMATED    CARRYING    ESTIMATED
                                                                    AMOUNT      FAIR VALUE     AMOUNT     FAIR VALUE
                                                                -------------  ------------  ----------  -----------
Long-term debt ...............................................    $ 1,301.9     $ 1,232.4     $ 884.0      $ 812.1
Mandatorily redeemable preferred stock of subsidiary .........    $   147.7     $   147.7     $    --      $    --

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     The following methods and assumptions were used to estimate these fair values:

     Short-Term and Long-Term Debt -- The fair value of the Senior Subordinated Notes is based upon quoted market price. The fair value of the other long-term debt of the Company including the Preferred stock, along with the Company's and short-term debt approximates the carrying value.

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

19. RELATED PARTY TRANSACTIONS

     During the first quarter of 2001, Heartland acquired a controlling interest equal to approximately 60% of the Company through a purchase of 25 million shares of common stock from the Company and a purchase of 27 million shares from Blackstone Partners and WP Partners. In the sale, the Company received gross proceeds of $125.0 million, or approximately $95.0 million after fees and expenses associated with the transactions. The purchase price also gave the Company a profit participation right on certain future common stock sales by Heartland. As a result of the transaction, Heartland is entitled to designate a majority of the Company's Board of Directors. Prior to the transaction, as of December 31, 2000, Blackstone Partners and WP Partners collectively owned approximately 87% of the Common Stock of the Company. In connection with the Heartland Transaction, the Company paid Heartland a transaction fee of $12.0 million and paid WP Partners an investment banking fee of $2.0 million.

     During the first quarter of 2001, the Amended and Restated Stockholders' Agreement was terminated and a new, 10 year Services Agreement was entered into between the Company, Products and Heartland. Under this Services Agreement, the Company will pay Heartland an annual advisory fee of $4.0 million. The Services Agreement also provides for the Company to pay a 1% transaction fee on certain acquisitions and divestitures commencing on or after February 23, 2002. Under the former Amended and Restated Stockholders' Agreement among the Company, Products, Blackstone Partners and WP Partners, the Company paid each of Blackstone Partners and WP Partners, or their respective affiliates, an annual monitoring fee of $1.0 million.

     In December 2001, Heartland, and certain co-investors that include a director of the Company, purchased an additional 32 million shares of common stock at a price of $5.00 per share, as part of the financing for the TAC-Trim acquisition. The average closing price of the stock three days before and three day after the definitive agreement announcement date was $8.94. Additionally, the Company paid Heartland transaction fees of $12.5 million in connection with the TAC-Trim acquisition. The Company also reimbursed Heartland for $1.5 million of expenses that Heartland incurred in relation to the Becker acquisition. (See Note 3)

     As part of the TAC-Trim acquisition, the Company entered into three intellectual property license agreements with Textron. In two of these agreements, the Company licenses back to Textron certain intellectual property that was acquired in the transaction. In the third agreement, the Company licenses from Textron other intellectual property that was not acquire in the transaction. In addition, under the TAC-Trim acquisition agreement, we are permitted to use the "Textron" name for 18 months in exchange for payments of $13.0 million on December 15, 2002 and $6.5 million on December 15, 2003.

     Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the "Textron Leasing Transaction") with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES situated in different locations throughout the United States and Canada. Payments under the Textron Leasing Transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each Lease is for an initial term of three (3) years with three one (1) year renewal options. As is customary, the documentation for the Textron Leasing Transaction incorporates covenants by reference, from the new Senior Credit Facility, that may be amended or waived by the senior lenders, and also contain events of default.

     During 2001, the Company entered into sale and leaseback transactions for certain non-manufacturing properties with entities that are controlled by one of the Company's current directors and shareholders. In connection with these sale-leaseback transactions, Products sold and contemporaneously leased back real property located in Troy, Michigan and Plymouth, Michigan for net proceeds of $15.1 million in aggregate. The initial lease term in each transaction is 20 years and each lease has two successive ten year renewal options. The basic rent for the Troy, Michigan property is $1.3 million per year, and the basic rent for the Plymouth, Michigan property is $0.5 million per year. The rental rates in each case are subject to adjustment after expiration of the initial term.

     Additionally, in connection with the Joan acquisition, the Company entered into a Supply Agreement and a Transition Service Agreement with entities controlled by the former owner of Joan who is currently a director and shareholder of the Company. Under the Supply Agreement, the Company has agreed to purchase all of its requirements for flat woven automotive fabric from the controlled entities for a five-year period beginning on the date of the Supply Agreement. The prices for fabric under the agreement will equal the costs of the raw materials plus an amount that represents the entities' standard labor and overhead costs incurred in manufacturing fabric. Under Transition Service Agreement an entity controlled by the director will provide Products with transitional and support services for a period not to exceed twelve months in order to support the continued and uninterrupted operation of the businesses acquired by Products in the Joan acquisition. As a part of these services, pending disassembly and removal of machinery and equipment purchased as part of the acquisition, the controlled entity will use that machinery and equipment to manufacture all of the Company's requirements for some types of knitted and woven automotive fabrics.

     On December 31, 2001, Heartland owned approximately 40% of the outstanding shares of the Company; Blackstone Partners' and WP Partners' owned approximately 15%; Joan Fabrics Corp., Mr. Elkin McCallum and associates owned approximately 8%; Mr. Charles E. Becker and Textron, Inc. each owned approximately 11%.

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     Information about the Company's divisions is presented below (in millions):


                                                                   YEAR ENDED DECEMBER 31, 2001
                                             -------------------------------------------------------------------------
                                               NORTH AMERICAN        EUROPEAN       SPECIALTY
                                                 AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                                              INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS   OTHER(A)      TOTAL
                                             ------------------ ------------------ ----------- ---------- ------------
External revenues ..........................        1,145.0             258.2          420.1                  1,823.3
Inter-segment revenues .....................           12.0              30.2            0.2      (42.4)          --
Goodwill amortization ......................            6.3               0.7            0.1         --           7.1
Depreciation, amortization and subsidiary
 preferred stock requirements ..............           40.2              20.7           14.5         1.8         77.2
Operating income (loss) ....................           73.9            (22.3)           13.0      (29.0)         35.6
Total assets ...............................        1,893.6             308.2          452.2       333.9      2,987.9
Capital expenditures .......................           27.9              12.1           12.2         2.3         54.5
Goodwill, net ..............................        1,037.4              23.3          193.1         --       1,253.8




                                                           FISCAL YEAR ENDED DECEMBER 31, 2000
                                        --------------------------------------------------------------------------
                                          NORTH AMERICAN        EUROPEAN       SPECIALTY
                                            AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                                         INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS   OTHER(A)      TOTAL
                                        ------------------ ------------------ ----------- ---------- -------------
External revenues .....................     $  1,175.6          $  284.5       $  441.7    $    --    $  1,901.8
Inter-segment revenues ................           22.3              34.7           33.8      (90.8)           --
Goodwill amortization .................            5.3               0.7            1.1         --           7.1
Depreciation and amortization .........           38.0              15.9           12.4         1.4         67.7
Operating income (loss) ...............           87.2               1.1           22.8      ( 3.0)        108.1
Total assets ..........................          696.8             228.6          234.6       120.3      1,280.3
Capital expenditures ..................           34.3              18.3           15.6         0.8         69.0
Goodwill, net .........................          182.0              26.2           37.3         --         245.5




                                                           FISCAL YEAR ENDED DECEMBER 25, 1999
                                        --------------------------------------------------------------------------
                                          NORTH AMERICAN        EUROPEAN       SPECIALTY
                                            AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                                         INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS   OTHER(A)      TOTAL
                                        ------------------ ------------------ ----------- ---------- -------------
External revenues .....................     $  1,151.7          $  306.4       $  440.5    $     --   $  1,898.6
Inter-segment revenues ................           85.2              27.4           16.7      (129.3)          --
Goodwill amortization .................            5.2               0.7            1.1          --          7.0
Depreciation and amortization .........           33.4              16.5           13.7          0.8        64.4
Operating income (loss) ...............           89.3               2.3           39.6      ( 32.7)        98.5
Total assets ..........................          799.0             241.6          234.7         73.6     1,348.9
Capital expenditures ..................           45.7              23.5           12.7          4.5        86.4
Goodwill, net .........................          190.1              27.4           38.9          --        256.4


----------
(a) Other includes the Company's discontinued operations (See Note 14), non-operating units, the effect of eliminating entries and restructuring charges (See Note 15).

(b) Includes goodwill acquired in 2001 business combination of $860.8, $0, $155.8, $0 and $1,016.6, respectively.


     Sales by product groups follow (in millions):

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                                           FISCAL YEAR ENDED
                                              -------------------------------------------
                                               DECEMBER 31,   DECEMBER 31,   DECEMBER 25,
                                                   2001           2000           1999
                                              -------------- -------------- -------------
Molded floor carpet .........................   $   476.6      $   458.2     $   468.0
Luggage compartment trim ....................        61.4           71.0          90.6
Acoustical products .........................       222.9          231.4         209.8
Accessory floormats .........................       148.7          160.4         165.9
Plastic-based interior trim systems .........       403.6          452.1         435.4
Automotive fabrics ..........................       278.5          290.5         269.5
Convertible top systems .....................       118.4          105.2         118.9
Other .......................................       113.2          133.0         140.5
                                                ---------      ---------     ---------
 Total ......................................   $ 1,823.3      $ 1,901.8     $ 1,898.6
                                                =========      =========     =========

     The Company performs periodic credit evaluations of its customers' financial condition. Although the Company does not generally require collateral, it does require cash payments in advance when the assessment of credit risk associated with a customer is substantially higher than normal. Receivables generally are due within 45 days, and credit losses have consistently been within management's expectations and are provided for in the consolidated financial statements.

     Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations follow:


                                                FISCAL YEAR ENDED
                                       ------------------------------------
                                          2001         2000         1999
                                       ----------   ----------   ----------
General Motors Corporation .........       29.0%        31.4%        31.5%
Ford Motor Company .................       21.5%        20.6%        20.4%
DaimlerChrysler AG .................       18.7%        16.8%        18.9%

     Information about the Company's continuing operations in different geographic areas for fiscal 2001, 2000 and 1999 is presented below (in millions):

                                 YEAR ENDED             FISCAL YEAR ENDED          FISCAL YEAR ENDED
                             DECEMBER 31, 2001          DECEMBER 31, 2000          DECEMBER 25, 1999
                         -------------------------- -------------------------- -------------------------
                                        LONG-LIVED                 LONG-LIVED                 LONG-LIVED
                           NET SALES      ASSETS      NET SALES      ASSETS      NET SALES      ASSETS
                         ------------- ------------ ------------- ------------ ------------- -----------
United States ..........  $  1,346.0    $  1,548.0   $  1,123.6     $  518.5    $  1,092.6    $  550.8
Canada .................       168.5         101.9        407.6         85.1         398.4        87.7
Mexico .................        50.5          52.9         86.1         26.2         101.2        20.3
United Kingdom .........       117.3          71.8        117.2         54.3         121.7        64.3
Other (a) ..............       141.0         337.8        167.3         73.9         184.7        74.2
                          ----------    ----------   ----------     --------    ----------    --------
Consolidated ...........  $  1,823.3    $  2,112.4   $  1,901.8     $  758.0    $  1,898.6    $  797.3
                          ==========    ==========   ==========     ========    ==========    ========

----------
(a) Other includes South America, Asia and Europe including Sweden, Spain, Belgium, Germany, Austria, France, the Netherlands and the Czech Republic.

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

     The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites, and for personal injury or property damages, if any, associated with such contamination. At some of these sites we have been notified that we are a potentially responsible party ("PRP") under the federal Superfund law or similar state laws. Other sites at which we may be responsible for contamination may be identified in the future, including with respect to divested and acquired businesses.

     The Company is currently engaged in investigating or remediating certain sites. In estimating our cost of investigation and remediation, we have considered, among other things, our prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency ("USEPA"), the professional judgment of our environmental experts, outside environmental specialists and other experts, and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and we may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including: incomplete information regarding particular sites and other PRPs; uncertainty regarding the nature and extent of environmental problems and our share, if any, of liability for such problems; the ultimate selection among alternative approaches by governmental regulators; the complexity and evolving nature of environmental laws, regulations and governmental directives; and changes in cleanup standards.

     The Company is working with the Michigan Department of Environmental Quality (MDEQ) to investigate and remediate soil and groundwater contamination at a former company manufacturing plant in Mancelona, MI and at adjacent owned property formerly used for the treatment and disposal of plating waste. MDEQ is likely to require remediation of groundwater. In addition, the Company is incurring costs in connection with the provision of alternate water supplies to residences in the area.

     The current owner of one of the Company's former manufacturing plants located in Bowling Green, OH has entered into an Administrative Order on Consent with the Ohio Environmental Protection Agency (OEPA) requiring investigation and remediation of contamination at the site. The Company is reimbursing the current owner for costs associated with ongoing groundwater monitoring and, following selection of an appropriate remedy by OEPA, will assume 90% of future remediation costs.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

     In the 1980's and 1990's, the California Regional Water Quality Control Board (CRWQCB) and other state agencies ordered a predecessor of ours to investigate and remediate soil and groundwater contamination at a former lumber treatment plant in Elmira, Ca. In 1996, the Company entered into an agreement with the State of California to conduct long-term operation and maintenance of the remedy implemented at the site.

     The Company has established accounting reserves for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company records reserves for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. At January 1, 2001 the reserve aggregated $37.0 million. During 2001 reserves associated with acquired companies aggregated $23.6 million and net deductions aggregated $1.0 million. As of December 31, 2001, total reserves for those contingent environmental liabilities are approximately $59.6 million.

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

     The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management based on the facts presently known to it, have a material effect on the Company's consolidated financial condition, future results of operations or cash flows.

OTHER COMMITMENTS

     As of December 31, 2001, the Company's continuing operations had approximately $8.2 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company's previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, C&A Products remains contingently liable under most of the leases. C&A Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition, future results of operations or cash flows.

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The quarterly financial data is summarized below (in millions, except per share amounts).

                                                                                  2001
                                                          -----------------------------------------------------
                                                             FIRST         SECOND        THIRD         FOURTH
                                                            QUARTER       QUARTER       QUARTER       QUARTER
                                                          -----------   -----------   -----------   -----------
Net sales .............................................    $  453.1      $  457.6      $  430.5      $  482.1
Gross margin ..........................................        58.8          64.3          53.4          42.3
Income (loss) from continuing operations ..............        (7.1)          1.8         (13.8)        (30.6)
Income (loss) before extraordinary operations .........        (7.1)          9.2         (12.4)        (30.6)
Net income (loss) .....................................        (7.4)          9.2         (12.4)        (35.6)
Basic and diluted earnings (loss) per share ...........        (.10)           .11         (.12)         (.29)
Common stock prices:

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                                                            2001
                                                       ------------------------------------------------------
                                                          FIRST         SECOND        THIRD         FOURTH
                                                         QUARTER       QUARTER       QUARTER        QUARTER
                                                       -----------   -----------   -----------   ------------
 High .............................................       5.6875        6.2000        8.5700        10.3000
 Low ..............................................       3.5800        4.0500        3.9500         4.7600



                                                                            2000
                                                       -----------------------------------------------
                                                          FIRST       SECOND      THIRD       FOURTH
                                                         QUARTER     QUARTER     QUARTER     QUARTER
                                                       ----------- ----------- ----------- -----------
Net sales ............................................  $ 534.8     $ 507.2     $ 423.0     $ 436.8
Gross margin .........................................     83.7        84.1        53.2        45.6
Income (loss) from continuing operations .............      7.0        11.1        (  4.1)     ( 15.4)
Income (loss) before extraordinary operations ........      7.0        17.7        (  4.1)     ( 15.4)
Net income (loss) ....................................      7.0        17.7        (  4.8)     ( 15.4)
Basic and diluted earnings (loss) per share ..........       .11         .29      (   .08)    (   .25)
Common stock prices:
 High ................................................      6.1250      7.0000      6.1250      4.9375
 Low .................................................      4.5000      5.1250      4.6875      2.8750

     The Company's operations are not subject to significant seasonal influences.

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

     In 2001, 2000 and 1999, potentially dilutive securities have been excluded from the diluted earnings per share calculation since their inclusion would have been antidilutive. At December 31, 2001, the Company's potentially dilutive securities included 2.8 million stock options with a weighted average exercise price of $5.59 and 0.5 million warrants with an exercise price of $5.00. At December 31, 2000 and December 25, 1999, the Company's potentially dilutive securities included 4.3 million and 4.7 million stock options, respectively, with weighted average exercise prices of $5.47 and $5.70, respectively.

24. CONSOLIDATING FINANCIAL STATEMENTS

     Products issued 10 3/4% Senior Subordinated Notes due 2011 in a total principal amount of $500.0 million in December 2001. These notes are guaranteed by certain subsidiaries of the Company (Guarantor Subsidiaries). The Guarantor Subsidiaries also guaranteed the Company's previously existing old Bank Credit Facilities (as defined in Note 10).

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


       SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        CONSOLIDATING STATEMENT OF INCOME

                                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                          ----------------------------------------------------------------------------------
                                                                                                                CONSOLIDATED
                                             PARENT      ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                          ----------- ----------- ------------ ---------------- -------------- -------------
                                                                            (IN MILLIONS)
OPERATING INCOME
 Net sales ..............................   $    --     $ 612.2     $ 676.4        $ 577.1         $  (42.4)     $ 1,823.3
 Cost of goods sold .....................        --       506.3       598.2          542.4            (42.4)       1,604.5
 Selling, general & administrative
   Expenses .............................       0.1        34.9        81.1           48.3               --          164.4
 Restructuring charge and
   impairment of long-lived assets ......        --         7.3          .9           10.6               --           18.8
                                            -------     -------     -------        -------         --------      ---------
OPERATING INCOME (LOSS) .................      (0.1)       63.7        (3.8)         (24.2)              --           35.6
 Interest expense, net ..................        --        45.6        35.9            2.8               --           84.3
 Intercompany interest expense
   (income) .............................        --        17.3       (24.7)           7.4               --             --
 Loss on sale of receivables ............        --         6.1          --            4.7               --           10.8
 Subsidiaries preferred stock
   Requirements .........................        --         2.4          --             --               --            2.4
 Other expense (income), net ............        --         5.0         2.9            1.8             (3.3)           6.4
                                            -------     -------     -------        -------         --------      ---------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES .........      (0.1)      (12.7)      (17.9)         (40.9)             3.3          (68.3)
 Income tax expense (benefit) ...........       0.2       (11.9)       (5.6)          (1.3)              --          (18.6)
                                            -------     -------     -------        -------         --------      ---------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS .............................      (0.3)        (.8)      (12.3)         (39.6)             3.3          (49.7)
DISCONTINUED OPERATIONS INCOME ..........        --        (8.8)         --             --               --           (8.8)
EXTRAORDINARY LOSS ......................        --         5.0         0.3             --               --            5.3
EQUITY IN NET (INCOME) LOSS OF
 SUBSIDIARIES ...........................      45.9        48.9        33.5             --           (128.3)            --
                                            -------     -------     -------        -------         --------      ---------
NET INCOME (LOSS) .......................   $ (46.2)   $  (45.9)   $  (46.1)      $  (39.6)        $  131.6     $    (46.2)
                                            =======    ========    ========       ========         ========     ==========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        CONSOLIDATING STATEMENT OF INCOME



                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                        -------------------------------------------------------------------------------
                                                                                                           CONSOLIDATED
                                         PARENT     ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                        -------- ----------- ------------ ---------------- -------------- -------------
                                                                         (IN MILLIONS)
OPERATING INCOME
 Net sales ............................  $   --   $  547.7     $  619.6       $  815.4        $ (80.9)     $  1,901.8
 Cost of goods sold ...................      --      464.4        554.1          697.6          (80.9)        1,635.2
 Selling, general & administrative
   Expenses ...........................     0.1       36.0         53.5           68.9             --           158.5
                                         ------   --------     --------       --------        -------      ----------
OPERATING INCOME (LOSS) ...............    (0.1)      47.3         12.0           48.9             --           108.1
 Interest expense(income) .............    (0.1)      86.8          7.4            2.5             --            96.6
 Intercompany interest expense
   (income) ...........................      --       19.9        (16.2)          (3.7)            --              --
 Loss on sale of receivables ..........      --        1.6           --            7.6             --             9.2
 Other expense (income), net ..........      --        2.1        (13.6)           9.9            3.1             1.5
                                         ------   --------     --------       --------        -------      ----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES .......      --      (63.1)        34.4           32.6           (3.1)            0.8
 Income tax expense (benefit) .........      --      (24.1)        15.3           12.2           (1.2)            2.2
                                         ------   --------     --------       --------        -------      ----------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS ...........................      --      (39.0)        19.1           20.4           (1.9)           (1.4)
DISCONTINUED OPERATIONS INCOME ........      --       (6.6)          --             --             --            (6.6)
EXTRAORDINARY LOSS ....................      --         --          0.7             --             --             0.7
EQUITY IN NET (INCOME) LOSS OF
 SUBSIDIARIES .........................    (4.5)     (36.9)        (9.2)            --           50.6              --
                                         ------   --------     --------       --------        -------      ----------
NET INCOME (LOSS) .....................  $  4.5   $    4.5     $   27.6       $   20.4        $ (52.5)     $      4.5
                                         ======   ========     ========       ========        =======      ==========

                  COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        CONSOLIDATING STATEMENT OF INCOME


                                                                   FOR THE YEAR ENDED DECEMBER 25, 1999
                                            ----------------------------------------------------------------------------------
                                                                                                                  CONSOLIDATED
                                               PARENT      ISSUER    GUARANTORS   NON-GUARANTORS   ELIMINATIONS      TOTAL
                                            ----------- ----------- ------------ ---------------- -------------- -------------
                                                                              (IN MILLIONS)
OPERATING INCOME
 Net sales ................................   $    --     $ 547.7     $  616.9       $  837.8        $ (103.8)     $ 1,898.6
 Cost of goods sold .......................        --       447.3        555.6          714.8          (103.8)       1,613.9
 Selling, general & administrative
   expenses ...............................       0.5        53.6         38.7           60.0              --          152.8
 Restructuring charge and impairment
   of long-lived assets ...................        --         6.9         16.4           10.1              --           33.4
                                              -------     -------     --------       --------        --------      ---------
OPERATING INCOME (LOSS) ...................      (0.5)       39.9          6.2           52.9              --           98.5
 Interest expense (income) ................      (0.1)       79.5          8.8            3.9              --           92.1
 Intercompany interest expense
   (income) ...............................        --        22.1        (15.4)          (6.7)             --             --
 Loss on sale of receivables ..............        --          --           --            5.4              --            5.4
 Other expense, (income) net ..............        --         7.5        (19.3)           7.3             6.7            2.2
                                              -------     -------     --------       --------        --------      ---------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES ...........      (0.4)      (69.2)        32.1           43.0            (6.7)          (1.2)
 Income tax expense (benefit) .............        --       (26.2)        13.6           15.4            (2.6)           0.2
                                              -------     -------     --------       --------        --------      ---------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS ...............................      (0.4)      (43.0)        18.5           27.6            (4.1)          (1.4)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.....        --         2.4          4.0            2.4              --            8.8
EQUITY IN NET (INCOME) LOSS OF
 SUBSIDIARIES .............................       9.8       (35.6)        (6.1)            --            31.9             --
                                              -------     -------     --------       --------        --------      ---------
NET INCOME (LOSS) .........................   $ (10.2)   $   (9.8)    $   20.6       $   25.2        $  (36.0)    $    (10.2)
                                              =======    ========     ========       ========        ========     ==========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                          CONSOLIDATING BALANCE SHEET





                                                                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                               ------------------------------------------------------------------------------
                                                                                        NON-                     CONSOLIDATED
                                                 PARENT      ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                               ---------- ------------ ------------ ------------ -------------- -------------
                                                                               (IN MILLIONS)
ASSETS
Current Assets
Cash and cash equivalents ....................  $   0.2   $     (3.8)   $    12.7     $  64.8      $       --     $    73.9
 Accounts and other receivables, net .........       --          8.7        140.6       250.9             5.9         406.1
 Inventories .................................       --         37.6         55.7        39.3              --         132.6
 Other .......................................       --          8.6         71.4        51.9              --         131.9
                                                -------   ----------    ---------     -------      ----------     ---------
Total current assets .........................      0.2         51.1        280.4       406.9             5.9         744.5
Investment in subsidiaries ...................    374.5      1,784.9        396.5          --        (2,555.9)           --
Property, plant and equipment, net ...........       --         63.9        254.7       294.0              --         612.6
Goodwill, net ................................       --         23.7      1,101.3       133.0            (4.2)      1,253.8
Other assets .................................       --        195.9        106.6        74.5              --         377.0
                                                  374.5      2,068.4      1,859.1       501.5        (2,560.1)      2,243.4
                                                -------   ----------    ---------     -------      ----------     ---------
                                                $ 374.7   $  2,119.5    $ 2,139.5     $ 908.4      $ (2,554.2)    $ 2,987.9
                                                =======   ==========    =========     =======      ==========     =========
LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Short-term borrowings .......................       --         10.1          0.1        25.5              --          35.7
 Current portion of long-term debt ...........       --         18.0         (0.1)        1.6              --          19.5
 Accounts payable ............................       --        100.2        247.5       121.0              --         468.7
 Accrued expenses ............................       --         65.9         83.7        90.1              --         239.7
                                                -------   ----------    ---------     -------      ----------     ---------
Total current liabilities ....................       --        194.2        331.2       238.2              --         763.6
Long-term debt ...............................       --      1,282.0         (0.3)        0.7              --       1,282.4
Intercompany payable (receivable) ............       --       (102.4)         4.1        98.3              --            --
Other noncurrent liabilities .................       --        223.5        137.4        58.6              --         419.5
Mandatorily redeemable preferred stock
 of subsidiary ...............................       --        147.7           --          --              --         147.7
                                                     --      1,550.8        141.2       157.6              --       1,849.6
                                                -------   ----------    ---------     -------      ----------     ---------
Stockholders equity ..........................  $ 374.7   $    374.5    $ 1,667.1     $ 512.6      $ (2,554.2)    $   374.7
                                                -------   ----------    ---------     -------      ----------     ---------
                                                $ 374.7   $  2,119.5    $ 2,139.5     $ 908.4      $ (2,554.2)    $ 2,987.9
                                                =======   ==========    =========     =======      ==========     =========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                          CONSOLIDATING BALANCE SHEET





                                                               FOR THE YEAR ENDED DECEMBER 31, 2000
                                          -------------------------------------------------------------------------------
                                                                                    NON-                     CONSOLIDATED
                                             PARENT      ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                          ----------- ------------ ------------ ------------ -------------- -------------
                                                                           (IN MILLIONS)
ASSETS
Current Assets
 Cash and cash equivalents ..............  $    0.5   $     (4.2)    $    1.0     $  23.6       $     --      $    20.9
 Accounts and other Receivables, net.....        --          7.8         30.9       155.2            2.6          196.5
 Inventories ............................        --         39.6         49.5        42.6             --          131.7
 Other ..................................        --         20.4         14.4        41.1             --           75.9
                                           --------   ----------     --------     -------       --------      ---------
Total current assets ....................       0.5         63.6         95.8       262.5            2.6          425.0
Investment in subsidiaries ..............    (152.9)       831.7        297.4          --         (976.2)            --
Property, plant and equipment, net ......        --         94.4        152.7       187.7           (0.7)         434.1
Goodwill, net ...........................        --           --        111.5       138.2           (4.2)         245.5
Other assets ............................        --        122.4         20.7        32.6             --          175.7
                                           --------   ----------     --------     -------       --------      ---------
                                             (152.9)     1,048.5        582.3       358.5         (981.1)         855.3
                                           --------   ----------     --------     -------       --------      ---------
                                           $ (152.4)  $  1,112.1     $  678.1     $ 621.0       $ (978.5)     $ 1,280.3
                                           ========   ==========     ========     =======       ========      =========
LIABILITIES & STOCKHOLDERS' EQUITY
 (DEFICIT)
Current Liabilities .....................
Short-term borrowings ...................        --          0.4           --         3.4             --            3.8
 Current portion of long-term debt ......        --         35.6         48.3         0.4             --           84.3
 Accounts payable .......................        --         52.4         42.0        84.1             --          178.5
 Accrued expenses .......................        --         58.7         13.3        51.1             --          123.1
                                           --------   ----------     --------     -------       --------      ---------
Total current liabilities ...............        --        147.1        103.6       139.0             --          389.7
Long-term debt ..........................        --        781.7           --        18.0             --          799.7
Intercompany payable (receivable) .......        --        234.6       (245.9)       11.3             --             --
Other noncurrent liabilities ............       2.6        101.6         96.1        45.5             --          245.8
                                           --------   ----------     --------     -------       --------      ---------
                                                2.6      1,117.9       (149.8)       74.8                       1,045.5
Stockholders equity (deficit) ...........  $ (155.0)  $   (152.9)    $  724.3     $ 407.2       $ (978.5)    $   (154.9)
                                           --------   ----------     --------     -------       --------     ----------
                                           $ (152.4)  $  1,112.1     $  678.1     $ 621.0       $ (978.5)    $  1,280.3
                                           ========   ==========     ========     =======       ========     ==========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENT OF CASH FLOWS





                                                                 FOR THE YEAR ENDED DECEMBER 31, 2001
                                            ------------------------------------------------------------------------------
                                                                                     NON-                     CONSOLIDATED
                                              PARENT      ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                            ---------- ------------ ------------ ------------ -------------- -------------
                                                                            (IN MILLIONS)
OPERATING ACTIVITIES
 Net cash provided by continuing
   operating activities ...................  $   (0.3)   $ (266.6)    $  237.6     $  160.7         $--        $  131.4
                                             --------    --------     --------     --------         ---        --------
 Net cash provided by discontinued
   operations .............................        --          --           --         12.2          --            12.2
                                             --------    --------     --------     --------         ---        --------
INVESTING ACTIVITIES
 Additions to property, plant and
   Equipment ..............................        --       (14.8)       (14.5)       (25.2)         --           (54.5)
 Sales of property, plant and
   Equipment ..............................        --        62.2         24.0          1.9          --            88.1
 Acquisitions of businesses, net of cash
   acquired ...............................        --      (760.9)          --           --          --          (760.9)
 Sale of business .........................        --          --          3.5           --          --             3.5
                                             --------    --------     --------     --------         ---        --------
   Net cash provided by (used in)
    investing activities ..................        --      (713.5)        13.0        (23.3)         --          (723.8)
                                             --------    --------     --------     --------         ---        --------
FINANCING ACTIVITIES
 Issuance of long-term debt ...............        --       950.0           --           --          --           950.0
 Proceeds from (reduction of)
   participating interests in account
   receivable, net of redemptions .........        --          --           --         (2.6)         --            (2.6)
 Cost of debt issuance ....................        --       (59.4)          --           --          --           (59.4)
 Repayment of long-term debt ..............        --      (383.2)          --           --          --          (383.2)
 Increase (decrease) in short-term
   borrowings .............................        --         9.7          2.0         (1.6)         --            10.1
 Net borrowings (repayments) on
   revolving credit facilities ............        --      (133.4)          --        (16.8)         --          (150.2)
 Net proceeds from issuance of
   common stock ...........................     207.2          --           --           --          --           207.2
 Reissue (purchase) treasury stock,
   net ....................................      61.3          --           --           --          --            61.3
 Intercompany transfers to (from)
   Subsidiary .............................    (268.5)      596.8       (240.9)       (87.4)         --              --
                                             --------    --------     --------     --------         ---        --------
   Net cash provided by (used in)
    financing activities ..................        --       980.5       (238.9)      (108.4)         --           633.2
                                             --------    --------     --------     --------         ---        --------
Increase (decrease) in cash and cash
 equivalents ..............................      (0.3)        0.4         11.7         41.2          --            53.0
Cash and cash equivalents at beginning
 of year ..................................       0.5        (4.2)         1.0         23.6          --            20.9
                                             --------    --------     --------     --------         ---        --------
Cash and cash equivalents at end of
 year .....................................  $    0.2    $   (3.8)    $   12.7     $   64.8         $--        $   73.9
                                             ========    ========     ========     ========         ===        ========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENT OF CASH FLOWS


                                                              FOR THE YEAR ENDED DECEMBER 31, 2000
                                           --------------------------------------------------------------------------
                                                                                NON-                     CONSOLIDATED
                                            PARENT    ISSUER    GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                           -------- ---------- ------------ ------------ -------------- -------------
                                                                         (IN MILLIONS)
OPERATING ACTIVITIES
 Net cash provided by continuing
   operating activities ..................  $  0.4   $  13.2     $   6.7      $  110.6         $--        $  130.9
                                            ------   -------     -------      --------         ---        --------
 Net cash provided by discontinued
   operations ............................      --        --         0.4            --          --             0.4
                                            ------   -------     -------      --------         ---        --------
INVESTING ACTIVITIES
 Additions to property, plant and
   equipment .............................      --     (20.9)      (13.9)        (34.2)         --           (69.0)
 Sales of property, plant and
   Equipment .............................      --       5.6          --            --          --             5.6
                                            ------   -------     -------      --------         ---        --------
    Net cash used in investing
      activities .........................      --     (15.3)      (13.9)        (34.2)         --           (63.4)
                                            ------   -------     -------      --------         ---        --------
FINANCING ACTIVITIES
 Proceeds from (reduction of)
   participating interests in account
   receivable, net of redemptions ........      --        --          --         (34.0)         --           (34.0)
 Repayment of long-term debt .............      --     (27.5)      (38.1)         (1.0)         --           (66.6)
 Increase (decrease) in short-term
   borrowings ............................      --        --          --           0.2          --             0.2
 Net borrowings (repayments) on
   revolving credit facilities ...........      --      64.9          --         (25.9)         --            39.0
 Reissue (purchase) treasury stock,
   net ...................................     0.4        --          --            --          --             0.4
 Intercompany transfers to (from)
   subsidiary ............................    (0.4)    (37.8)       43.7          (5.5)         --              --
                                            ------   -------     -------      --------         ---        --------
   Net cash provided by (used in)
    financing activities .................      --       (.4)        5.6         (66.2)         --           (61.0)
                                            ------   -------     -------      --------         ---        --------
Increase (decrease) in cash and cash
 equivalents .............................     0.4      (2.5)       (1.2)         10.2          --             6.9
Cash and cash equivalents at beginning
 of year .................................     0.1      (1.7)        2.2          13.4          --            14.0
                                            ------   -------     -------      --------         ---        --------
Cash and cash equivalents at end of
 year ....................................  $  0.5   $  (4.2)    $   1.0      $   23.6         $--        $   20.9
                                            ======   =======     =======      ========         ===        ========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES


      SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                     CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                  FOR THE YEAR ENDED DECEMBER 25, 1999
                                              -----------------------------------------------------------------------------
                                                                                      NON-                     CONSOLIDATED
                                                PARENT      ISSUER    GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                              ---------- ----------- ------------ ------------ -------------- -------------
                                                                              (IN MILLIONS)
OPERATING ACTIVITIES
 Net cash provided by continuing
   operating activities .....................  $   0.1    $  151.2     $  152.8     $ (204.0)        $--        $  100.1
                                               -------    --------     --------     --------         ---        --------
 Net cash provided by discontinued
   operations ...............................       --        (9.8)        (7.0)          --          --           (16.8)
                                               -------    --------     --------     --------         ---        --------
INVESTING ACTIVITIES
 Additions to property, plant and
   equipment ................................       --       (32.1)       (16.6)       (37.7)         --           (86.4)
 Sales of property, plant and
   Equipment ................................       --         4.6          5.5           --          --            10.1
 Acquisitions of businesses, net of cash
   acquired .................................       --        (0.4)          --           --          --            (0.4)
 Other, net .................................       --        (0.8)          --           --          --            (0.8)
                                               -------    --------     --------     --------         ---        --------
   Net cash used in investing activities.....       --       (28.7)       (11.1)       (37.7)         --           (77.5)
                                               -------    --------     --------     --------         ---        --------
FINANCING ACTIVITIES
 Issuance of long-term debt .................       --       100.0           --           --          --           100.0
 Cost of debt issuance ......................       --        (2.4)          --           --          --            (2.4)
 Proceeds from (reduction of)
   participating interests in account
   receivable, net of redemptions ...........       --          --           --          2.0          --             2.0
Repayment of long-term debt .................       --       (19.4)          --         (1.2)         --           (20.6)
 Increase (decrease) in short-term
   borrowings ...............................       --        (0.4)          --         (7.0)         --            (7.4)
 Net borrowings (repayments) on
   revolving credit facilities ..............       --       (18.4)       (16.9)          --          --           (35.3)
 Reissue (purchase) treasury stock,
   net ......................................     (1.7)         --           --           --          --            (1.7)
 Dividends paid .............................    (50.2)         --           --           --          --           (50.2)
 Dividends paid from (by) Subsidiary ........     50.2       (50.2)          --           --          --              --
 Intercompany transfers to (from)
   subsidiary ...............................      1.6      (118.2)      (116.4)       233.0          --              --
                                               -------    --------     --------     --------         ---        --------
    Net cash provided by (used in)
      financing activities ..................     (0.1)     (109.0)      (133.3)       226.8          --           (15.6)
                                               -------    --------     --------     --------         ---        --------
Increase (decrease) in cash and cash
 equivalents ................................       --         3.7          1.4        (14.9)         --            (9.8)
Cash and cash equivalents at beginning
 of year ....................................      0.1        (5.4)         0.8         28.3          --            23.8
                                               -------    --------     --------     --------         ---        --------
Cash and cash equivalents at end of
 year .......................................  $   0.1    $   (1.7)    $    2.2     $   13.4         $--        $   14.0
                                               =======    ========     ========     ========         ===        ========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT


     The information required under this Schedule is included in Note 24 to the Notes to the Consolidated Financial Statements.


                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED DECEMBER 31, 2001, DECEMBER 31, 2000 AND DECEMBER
                                   25, 1999


                                           ADDITIONS
                          BALANCE AT       RESULTING      CHARGE TO        CHARGED
                           BEGINNING         FROM          COST AND        TO OTHER                          BALANCE AT
      DESCRIPTION           OF YEAR      ACQUISITIONS      EXPENSES        ACCOUNTS         DEDUCTIONS       END OF YEAR
----------------------   ------------   --------------   -----------   ---------------   ----------------   ------------
                                                                  (IN MILLIONS)
FISCAL YEAR ENDED
 DECEMBER 31, 2001:
Allowance for doubtful
 accounts ............      $ 8.1           $ 6.8           $ 6.6         $   (.3)(a)        $  (6.6)          $ 14.6
FISCAL YEAR ENDED
 DECEMBER 31, 2000:
Allowance for doubtful
 accounts ............      $ 8.5           $  --           $ 6.6         $   (.9)(a)        $  (6.1)(b)       $  8.1
FISCAL YEAR ENDED
 DECEMBER 25, 1999:
Allowance for doubtful
 accounts ............      $ 7.2           $  --           $ 2.4         $   1.2(a)         $  (2.3)(b)       $  8.5

----------
(a)        Reclassifications and collection of accounts previously written off.


(b) Reclassifications to other accounts, uncollectible amounts written off, and the elimination of amounts included in the allowance due from Enjema which was considered as a component of the Company's purchase cost for the remaining 50% interest in Enjema.