Form 10-Q/A
period 2002-03-31
COLLINS & AIKMAN CORP
filed 2002-06-07
CIK 846815

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549


                               ----------------


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


                        Commission file number 1-10218


                               ----------------


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

     As of March 31, 2002, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 167,984,715 shares.


================================================================================

   This filing solely amends the original filing on Form 10-Q with respect to the included items:

                        PART I -- FINANCIAL INFORMATION

The December 20, 2001 purchase of TAC-Trim resulted in a preliminary estimate of $730 million excess of cost over net assets acquired. For purposes of the Form 10-Q for the quarter ended March 31, 2002, the Company estimated that no amount of this excess of cost over net assets was allocable to finite lived, specifically identifiable intangible assets and accordingly did not reflect any amortization that would have arisen had a value been assigned for such assets in the financial statements. At the time of filing the Form 10-Q the Company believed that this estimate was reasonable and appropriate. The Company based its initial estimates on the following set of circumstances.

During the second half of 2001, the Company completed the acquisitions of Becker and Joan, both of which are in businesses similar to the Company's. Both the Becker and Joan acquisitions resulted in an excess of cost over net assets acquired and the Company engaged independent appraisers to assist with the purchase price allocation. As a result of the appraisers' work, no finite lived specifically identifiable intangible assets were identified.

In connection with the purchase price allocation for TAC-Trim the Company engaged an independent appraiser to assist with the purchase price allocation and whose work is expected to be completed in mid-2002. The Company is familiar with the business of TAC-Trim, the manner in which business is conducted, and has existing relationships with customers served by TAC-Trim. Accordingly, given the foregoing knowledge of the industry, results of previous independent appraisals for Becker and Joan and preliminary discussions with the independent appraisers engaged to value TAC-Trim, the Company concluded that its preliminary estimate that no amount would be allocable to intangible assets was appropriate and reasonable.

Subsequent to filing the Form 10-Q, based on conversations with the independent appraisers held on June 5, 2002, the Company determined that some amounts may need to be allocable to finite lived specifically identifiable intangible assets. This assessment was based on preliminary work performed by the independent appraisers. As a result the Company revised its preliminary allocation of the excess of cost over net assets to finite lived specifically identifiable intangible assets based on this additional information. The Company currently has provided $40 million for such intangible assets. Such intangible assets include proprietary technologies such as Intellimold, Invisitech and other manufacturing and software processes, customer relationships and trade names. Based on the nature of these intangible and estimated useful lives, the weighted amortization period is seven years. As the appraisals are completed it is likely that the amount allocated to finite lived specifically identified intangible assets and related amortization will be revised prospectively.

In conjunction with the filing of a registration statement the Company believes that it would be appropriate to amend the Form 10-Q to reflect the aforementioned revised preliminary allocation.

ITEM 1. FINANCIAL STATEMENTS

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN MILLIONS, EXCEPT FOR PER SHARE DATA)

                                                                                QUARTER ENDED
                                                                       ---------------------------------
                                                                       MARCH 31, 2002     MARCH 31, 2001
                                                                         (Restated)
                                                                       --------------     --------------
Net sales ..........................................................      $ 914.8              $ 453.1
Cost of goods sold .................................................        783.7                394.3
                                                                          -------              -------
Gross profit .......................................................        131.1                 58.8
Selling, general and administrative expenses .......................         67.6                 38.2
Restructuring charges ..............................................          9.1                  9.2
                                                                          -------              -------
Operating income ...................................................         54.4                 11.4
Interest expense, net ..............................................         37.3                 23.3
Loss on sale of receivables ........................................          1.1                  1.4
Subsidiary preferred stock requirements ............................         11.2                   --
Other (income) .....................................................         (2.8)                (4.8)
Other expense ......................................................          9.1                  6.5
                                                                          -------              -------
Loss from continuing operations before income taxes ................         (1.5)               (15.0)
Income tax expense (benefit) .......................................          5.9                 (7.9)
                                                                          -------              -------
Loss from continuing operations before extraordinary items .........         (7.4)                (7.1)
Extraordinary charge, net of income taxes of $0.2...................           --                 (0.3)
                                                                          -------              -------
Net loss ...........................................................      $  (7.4)             $  (7.4)
                                                                          =======              =======
Net loss per basic and diluted common Share:
 Continuing operations .............................................      $ (0.11)             $ (0.26)
 Extraordinary charge ..............................................           --                   --
                                                                          -------              -------
Net loss ...........................................................      $ (0.11)             $ (0.26)
                                                                          =======              =======
Average common shares outstanding:
 Basic and diluted .................................................         67.2                 28.5
                                                                          =======              =======

    The accompanying notes are an integral part of the financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                     (IN MILLIONS, EXCEPT PER SHARE DATA)




                                                                           MARCH 31,     DECEMBER 31,
                                                                             2002            2001
                                                                          (Restated)
                                                                         ------------   -------------
                                                                          (UNAUDITED)
                                ASSETS
Current Assets:
 Cash and cash equivalents ...........................................    $    92.1       $    73.9
 Accounts and other receivables, net .................................        487.4           406.1
 Inventories .........................................................        143.8           132.6
 Other ...............................................................        148.4           131.9
                                                                          ---------       ---------
   Total current assets ..............................................        871.7           744.5
Property, plant and equipment, net ...................................        608.7           612.6
Deferred tax assets ..................................................        132.9           136.5
Goodwill, net ........................................................      1,249.8         1,253.8
Intangible assets ....................................................         53.9            16.4
Other assets .........................................................        176.1           224.1
                                                                          ---------       ---------
Total Assets .........................................................    $ 3,093.1       $ 2,987.9
                                                                          =========       =========
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term borrowings ...............................................    $    33.0       $    35.7
 Current maturities of long-term debt ................................         22.2            19.5
 Accounts payable ....................................................        531.7           468.7
 Accrued expenses ....................................................        290.2           239.7
                                                                          ---------       ---------
   Total current liabilities .........................................        877.1           763.6
Other, including post-retirement benefit obligation ..................        403.3           402.7
Long-term debt .......................................................      1,276.4         1,282.4
Mandatorily redeemable preferred stock of subsidiary .................        160.5           149.3
Minority interest in consolidated subsidiary .........................         14.3            15.2
Contingencies ........................................................
Common stock ($0.01 par value, 300.0 shares authorized, 67.2 shares
 issued and outstanding at March 31, 2002, and December 31, 2001).....          0.7             1.7
Other paid-in capital ................................................      1,124.1         1,123.1
Accumulated deficit ..................................................       (690.2)         (682.8)
Accumulated other comprehensive loss .................................        (73.1)          (67.3)
                                                                          ---------       ---------
   Total common stockholders' equity .................................    $   361.5       $   374.7
                                                                          ---------       ---------
Total Liabilities and Common Stockholders' Equity ....................    $ 3,093.1       $ 2,987.9
                                                                          ---------       ---------


    The accompanying notes are an integral part of the financial statements.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

                                  (UNAUDITED)
                                 (IN MILLIONS)




                                                                        QUARTER ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                      2002         2001
                                                                   (Restated)
                                                                   ----------   ----------
OPERATING ACTIVITIES
Net loss .......................................................    $  (7.4)     $  (7.4)
Adjustments to derive cash flow from continuing operating
 activities:
 Impairment of long lived assets ...............................         --          0.8
 Deferred income tax expense (benefit) .........................        3.7         (5.2)
 Preferred stock requirements ..................................       11.2           --
 Depreciation ..................................................       26.7         16.2
 Goodwill amortization .........................................         --          1.8
 Amortization of other assets ..................................        3.8          2.1
 Increase in accounts and other receivables ....................       (1.4)       (12.2)
 (Increase) reduction of proceeds from participating interest in
   accounts receivable .........................................      (79.9)         8.8
 (Increase) decrease in inventories ............................      (11.2)         7.8
 Increase (decrease) in accounts payable .......................       63.0        (30.1)
 Increase in interest payable ..................................       41.3         10.3
 Changes in other assets .......................................       17.1         13.6
 Changes in other liabilities ..................................        7.3        (18.4)
                                                                    -------      -------
 Net cash provided by (used in) operating activities ...........       74.2        (11.9)
                                                                    -------      -------
INVESTING ACTIVITIES
Additions to property, plant and equipment .....................      (27.4)       (10.7)
Acquisitions, net of cash acquired .............................         --         (7.3)
Payments of acquisition costs ..................................      (22.6)          --
                                                                    -------      -------
 Net cash used in investing activities .........................      (50.0)       (18.0)
                                                                    -------      -------
FINANCING ACTIVITIES
Issuance of long-term debt .....................................        1.3         50.0
Debt issuance costs ............................................         --        (10.7)
Repayment of long-term debt ....................................       (4.6)       (55.7)
Repayments on revolving credit facilities ......................         --        (57.2)
(Decrease) increase short-term borrowings ......................       (2.7)         0.4
Proceeds from issuance of stock ................................         --         44.3
Reissue of treasury stock ......................................         --         61.3
                                                                    -------      -------
 Net cash provided by (used in) financing activities ...........       (6.0)        32.4
                                                                    -------      -------
Net increase in cash and cash equivalents ......................       18.2          2.5
Cash and cash equivalents at beginning of period ...............       73.9         20.9
                                                                    -------      -------
Cash and cash equivalents at end of period .....................    $  92.1      $  23.4
                                                                    =======      =======

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


2. RESTATEMENT AND BASIS OF PRESENTATION

A. Restatement

     The December 20, 2001 purchase of TAC-Trim resulted in a preliminary estimate of $730 million excess of cost over net assets acquired. For purposes of the Form 10-Q for the quarter ended March 31, 2002, the Company estimated that no amount of this excess of cost over net assets was allocable to finite lived, specifically identifiable intangible assets and accordingly did not reflect any amortization that would have arisen had a value been assigned for such assets in the financial statements. At the time of filing the Form 10-Q the Company believed that this estimate was reasonable and appropriate. The Company based its initial estimates on the following set of circumstances.

     Within the previous nine months the Company had completed the acquisitions of Becker and Joan, both of which are in businesses similar to the Company's. Both the Becker and Joan acquisitions also resulted in an excess of cost over net assets acquired and the Company engaged independent appraisers to assist with the purchase price allocation. As a result of the appraisers' work, no finite lived specifically identifiable intangible assets were identified.

     In connection with the purchase price allocation for TAC-Trim the Company engaged an independent appraiser to assist with the purchase price allocation and whose work is expected to be completed in mid-2002. The Company is familiar with the business of TAC-Trim, the manner in which business is conducted, and has existing relationships with customers served by TAC-Trim. Accordingly, given the foregoing knowledge of the industry, results of previous independent appraisals for Becker and Joan and preliminary discussions with the independent appraisers engaged to value TAC-Trim, the Company concluded that its preliminary estimate that no amount would be allocable to intangible assets was appropriate and reasonable.

     Subsequent to filing the Form 10-Q, based on conversations with the independent appraisers held on June 5, 2002, the Company determined that some amounts may need to be allocable to finite lived specifically identifiable intangible assets. This assessment was based on preliminary work performed by the independent appraisers. As a result the Company revised its preliminary allocation of the excess of cost over net assets to finite lived specifically identifiable intangible assets based on this additional information. The Company currently has provided $40 million for such intangible assets. Such intangible assets include proprietary technologies such as Intellimold, Invisitech and other manufacturing and software processes, customer relationships and trade names. Based on the nature of these intangible and estimated useful lives, the weighted amortization period is seven years. As the appraisals are completed it is likely that the amount allocated to finite lived specifically identified intangible assets and related amortization will be revised prospectively.

     In conjunction with the filing of the registration statement the Company believes that it would be appropriate to amend the Form 10-Q to reflect the aforementioned revised preliminary allocation. The following summary highlights the information that is revised in the Form 10-Q/A for the period ended March 31, 2002:

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

(in millions, except per share data)

Income Statement:

                                                   Previously
                                                    Reported
                                                 or Reclassified    Restated
                                                 ---------------    --------
    Selling General & Administratice                $   66.2        $   67.6
    Loss from Continuing Operations                 $   (6.0)       $   (7.4)
    Net Loss                                        $   (6.0)       $   (7.4)
    Basic and Diluted EPS (1)                       $  (0.09)       $  (0.11)

(1) Adjusted to reflect the one for 2.5 reverse stock split that was effective on May 28, 2002.

Balance Sheet:
    Goodwill                                        $1,289.8        $1,249.8
    Intangible Assets (2)                           $   15.3        $   53.9
    Total Assets                                    $3,094.5        $3,093.1
    Accumulated Deficit                             $  688.8        $  690.2
    Total Common Stockholders' equity               $  362.9        $  361.5

(2) Intangible assets of $15.3 million were reclassified from "other assets" for the period ended March 31, 2002.

B. Basis of Presentation

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the 2002 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

C. Reverse Stock Split

     On May 28, 2002, the Company effected a one-for-2.5 reverse stock split of C&A common stock. All shares and per share data have been adjusted retroactively for all periods presented to reflect the stock split.

D. Other Income and Other Expense

     For the periods ended March 31, 2002 and March 31, 2001, "other income" consisted primarily of gains related to derivatives used in the Company's hedging strategy. For the period ended March 31, 2002 "other expense" related primarily to a $3.6 million of foreign currency transaction loss and the equity in loss of a joint venture in the amount of $3.4 million. For the period ended March 31, 2001 "other expense" related primarily to foreign currency transaction losses.


3. ACQUISITIONS AND GOODWILL

     A. ACQUISITIONS

     The Company completed its acquisitions of Textron Automotive Company's automotive trim division ("TAC-Trim") in December 2001, the automotive fabric operations of Joan Fabrics and all of the operating assets in Joan Fabric's affiliated yarn dying operation Western Avenue Dyers (collectively "Joan") in September 2001, and Becker Group, LLC ("Becker") a supplier of plastic components to the automotive industry in July 2001. The results of operations of the acquired companies are included in the Company's consolidated statements of operations from the dates of acquisition.

     Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. The allocation of the purchase price for the TAC-Trim acquisition is preliminary and will be revised upon the completion of the fixed asset and intangible asset appraisals, which are in

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES progress. Pending the completion of these appraisals, the Company is not able to finalize its estimate of the ultimate purchase price which will be allocated to fixed assets or intangible assets. However, in the first quarter 2002, the Company has estimated an amount of $40 million with a weighted average life of 7 years to be allocated to specifically identifiable intangible assets acquired. Accordingly, as the appraisals are completed it is likely that additional depreciation expense as well as specifically identifiable assets and the related amortization will be recorded in future periods. For the quarter ended March 31, 2002, the change in goodwill related to adjustments of certain of TAC-Trim's assets and liabilities including inventory, tax liabilities and customer supply contracts. The acquisitions are intended to solidify the Company's position as a "Mega Tier 2" supplier of interior components and automotive fabrics.

     B. GOODWILL

     In June 2001, the FASB approved SFAS 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under
SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142. The Company continues to review the provisions of SFAS No. 142, but cannot determine the complete impact of SFAS 142 until such time as it can complete the first-step of a two-step impairment test. The Company is gathering information to complete the first-step of the impairment test and expects to complete the analysis by June 30, 2002. If an impairment loss were identified as a result of these tests, it would be reported as a cumulative effect of a change in accounting principle. In accordance with the provisions of SFAS No. 142, the Company did not amortize goodwill for the period ended March 31, 2002. If goodwill amortization had not been recorded for the period ended March 31, 2001, net loss would have decreased $1.6 million to an adjusted loss of $5.8 million. The related loss per share would decrease $0.06 per share resulting in adjusted loss per share of $0.20 for that period.



4. INVENTORIES

     Inventory balances are summarized below (in millions):




                                MARCH 31,     DECEMBER 31,
                                   2002           2001
                               -----------   -------------
   Raw materials ...........    $  83.6        $  73.8
   Work in process .........       29.4           25.6
   Finished goods ..........       30.8           33.2
                                -------        -------
                                $ 143.8        $ 132.6
                                =======        =======

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

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

6. LONG-TERM DEBT AND MANDATORILY REDEEMABLE PREFERRED STOCK OF SUBSIDIARY

     A. LONG-TERM DEBT

     Long-term debt is summarized below (in millions):




                                                             MARCH 31,     DECEMBER 31,
                                                                2002           2001
                                                            -----------   -------------
   Senior Credit Facilities:
    Tranche A Term Loan Facility ........................    $    96.2      $   100.0
    Tranche B Term Loan Facility ........................        299.3          300.0
    Revolving Credit Facility ...........................           --             --
   Public Debt:
    10 3/4% Senior Notes, due 2011 ......................        500.0          500.0
    11 1/2% Senior Subordinated Notes, due 2006 .........        400.0          400.0
    Other ...............................................          3.1            1.9
                                                             ---------      ---------
   Total debt ...........................................      1,298.6        1,301.9
   Less current maturities ..............................        (22.2)         (19.5)
                                                             ---------      ---------
                                                             $ 1,276.4      $ 1,282.4
                                                             =========      =========

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

     In December 2001, Products issued 103/4% Senior Notes due 2011 in a total principal amount of $500.0 million. The notes were not registered under the Securities Act of 1933 and were offered only to qualified institutional buyers. In April 2002, the Company filed a registration statement with the Securities and Exchange Commission for an exchange offer of a new issue of 10% senior notes due 2011 of Products in exchange for the outstanding Senior Notes of Products. The exchange offer will raise no new proceeds for the Company and is being made in accordance with contractual commitments arising from the December 2001 issuance. The exchange offer will allow the Senior Notes due 2011 to be transferred without restriction.

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


7. RECEIVABLES FACILITY

     The Receivables Facility utilizes funding provided by commercial paper conduits. Carcorp, Inc., a wholly owned, bankruptcy-remote subsidiary of Products ("Carcorp") purchases virtually all trade

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES receivables generated by Products and certain of its subsidiaries (the "Sellers") in the United States and Canada. Carcorp may transfer rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper, which is collateralized by those rights. The Receivables Facility has a 364-day term expiring in December 2002.

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

     As of March 31, 2002, the Company's funding under the Receivables Facility was zero with $209.8 million available but unutilized. At December 31, 2001, the Company funded $79.9 million through the facility with $118.6 million available but unutilized. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee. The discount rate at March 31, 2002, was 3.4% compared to 3.5% at December 31, 2001. The usage fee under the facility is 1.50%. In addition, the Company is required to pay a fee of 0.50% on the unused portion of the facility.

     As of March 31, 2002 and December 31, 2001, Carcorp's total receivables pool was $341.5 million and $334.6 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold.


8. RESTRUCTURING


     In the first quarter of 2002, the Company undertook a restructuring program to rationalize operations in North America, Europe and Specialty operations resulting in a restructuring charge of $9.1 million. This restructuring included $5.5 million of severance costs and $3.6 million of costs related to the establishment of reserves for lease commitments and lease termination fees. The Company recognized severance costs for over 100 personnel primarily at the Company's North America and European headquarters and additional reductions at its Specialty operations. The reserve for lease commitments relates to contractual obligations for the Company's former headquarters facility, while the termination fees relate to an aircraft lease. Activity in the first quarter 2002, related to the restructuring programs is as follows (in millions):




                                          CHARGED TO          CHARGED
                              BEGINNING    COST AND          (CREDITED)
        DESCRIPTION          OF QUARTER    EXPENSES    TO OTHER ACCOUNTS (A)   DEDUCTIONS (B)   END OF QUARTER
--------------------------- ------------ ------------ ----------------------- ---------------- ---------------
Restructuring Reserves
 in the balance sheet for:
 1st Quarter 2002 .........     $8.0         $9.1               --                $ (2.8)           $14.3

----------
(a)        Restructuring costs for acquired companies.

(b)        Deductions, representing cash utilized.


     The Company believes that remaining payments related to these restructuring charges will occur over the remainder of the current year.


9. RELATED PARTY TRANSACTIONS


     In connection with the Becker acquisition, the Company entered into a lease agreement with Becker Ventures, a entity controlled by one of the Company's current directors and shareholders, for the Company's headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2002, cost for the facility will be approximately $2.4 million. For the quarter ended March 31, 2002, the Company recorded a total cost of $3.1 million for rental expenses with related parties.



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

10. INFORMATION ABOUT THE COMPANY'S OPERATIONS


     The Company's continuing operations primarily supply automotive interior systems-- textile and plastic products, acoustics and convertible top systems -- to the global automotive industry.


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


     Information about the Company's divisions are presented below (in millions):





                                                         QUARTER ENDED MARCH 31, 2002 (Restated)
                                        -------------------------------------------------------------------------
                                                              EUROPEAN AND
                                          NORTH AMERICAN      REST OF WORLD    SPECIALTY
                                            AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                                         INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS   OTHER (A)     TOTAL
                                        ------------------ ------------------ ----------- ----------- -----------
External revenues .....................      $  621.2           $  147.8       $  145.8     $    --    $  914.8
Inter-segment revenues ................           4.1               45.2           11.5       (60.8)         --
Depreciation and Amortization .........          18.2                7.1            4.4          0.8       30.5
Operating income (loss) ...............          58.6               (9.4)          14.3        (9.1)       54.4
Total assets ..........................       1,908.8              424.3          442.9        317.1    3,093.1
Goodwill ..............................       1,222.1               23.1            4.6          --     1,249.8
Capital expenditures ..................          15.8                6.0            3.5          2.1       27.4

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                                              QUARTER ENDED MARCH 31, 2001
                                        -------------------------------------------------------------------------
                                                              EUROPEAN AND
                                          NORTH AMERICAN      REST OF WORLD    SPECIALTY
                                            AUTOMOTIVE         AUTOMOTIVE      AUTOMOTIVE
                                         INTERIOR SYSTEMS   INTERIOR SYSTEMS    PRODUCTS   OTHER (A)     TOTAL
                                        ------------------ ------------------ ----------- ----------- -----------
External revenues .....................      $  259.9           $  71.2        $  122.0     $    --    $  453.1
Inter-segment revenues ................           5.3               8.9              --       (14.2)         --
Depreciation and Amortization .........          11.2               4.9             3.6          0.4       20.1
Operating income (loss) ...............          15.2               0.3             5.1        (9.2)       11.4
Total assets ..........................         656.1             234.7           277.4        113.0    1,281.2
Goodwill ..............................         214.0              26.3             7.2          --       247.5
Capital expenditures ..................           4.2               3.3             2.9          0.2       10.6

----------
(a) Other includes the Company's non-operating units, the effect of eliminating entries and restructuring charges. During 2002, certain costs that were previously included at the divisional units were included as non-operating costs. In order for the information to be comparable, all non-operating costs have been allocated back to the segments based on sales and assets. For 2002, $33.3 million, $4.0 million and $7.8 million of costs were allocated back to NAAIS, EAIS and Specialty, respectively.

     Sales for the Company's primary product groups are as follows (in millions):

                                                                                QUARTER ENDED
                                                                           ------------------------
                                                                            MARCH 31,     MARCH 31,
                                                                               2002         2001
                                                                           -----------   ----------
   Plastic-based interior trim modules, systems and components .........    $  370.3      $  92.3
   Molded floor carpet .................................................       134.2        122.4
   Automotive fabrics ..................................................        98.3         61.8
   Luggage compartment trim ............................................        13.7         10.0
   Accessory floormats .................................................        37.4         37.5
   Convertible top systems .............................................        36.8         41.0
   Acoustical products .................................................        58.3         61.8
   Other ...............................................................       165.8         26.3
                                                                            --------      -------
   Total ...............................................................    $  914.8      $ 453.1
                                                                            ========      =======


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

     Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:




                                               QUARTER ENDED
                                          ------------------------
                                           MARCH 31,     MARCH 31,
                                              2002         2001
                                          -----------   ----------
   Daimler Chrysler AG ................       34.0%         18.5%
   General Motors Corporation .........       22.5%         28.1%
   Ford Motor Company .................       19.7%         23.6%

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

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

     Management believes that it has obtained, and is in material compliance with, those material environmental permits and approvals necessary to conduct the Company's various businesses. Environmental compliance costs for continuing businesses are accounted for as normal operating expenses or capital expenditures, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time of an acquisition are generally charged to reserves established in purchase accounting. The Company accrues for environmental remediation costs when such obligations are known and reasonably estimable. In the opinion of management, based on the facts presently known to it, such environmental compliance and remediation costs will not have a material effect on the Company's business, consolidated financial condition, future results of operations or cash flows.

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

     The Company is currently engaged in investigating or remediating certain sites as discussed in the paragraphs below. In estimating the cost of investigation and remediation, the Company considered, among other things, its prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency ("USEPA"), the professional judgment of the Company's environmental experts, outside environmental specialists and other experts, and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including: incomplete information regarding particular sites and other PRPs; uncertainty regarding the nature and extent of environmental problems and the Company's share, if any, of liability for such problems; the ultimate selection among alternative approaches by governmental regulators; the complexity and evolving nature of environmental laws, regulations and governmental directives; and changes in cleanup standards.

     The Company has established accounting reserves for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company records reserves for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. At January 1, 2002 the reserve aggregated $59.6 million. As of March 31, 2002, total reserves for those contingent environmental liabilities are approximately $57.9 million.

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

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

     In the 1980's and 1990's, the California Regional Water Quality Control Board (CRWQCB) and other state agencies ordered a predecessor of the Company to investigate and remediate soil and groundwater contamination at a former lumber treatment plant in Elmira, Ca. In 1996, the Company entered into an agreement with the State of California to conduct long-term operation and maintenance of the remedy implemented at the site.

     In the opinion of management, based on information presently known to it, identified environmental costs and contingencies will not have a material effect on the Company's consolidated financial condition, future results of operations or cash flows. However, we can give no assurance that we have identified or properly assessed all potential environmental liability arising from the Company's business or properties, and those of the Company's present and former subsidiaries and their corporate predecessors.

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

12. COMPREHENSIVE LOSS

     Total comprehensive loss for the quarter ended March 31, 2002 and March 31, 2001 are as follows (in millions):


                                                                 QUARTER ENDED
                                                            ------------------------
                                                             MARCH 31,     MARCH 31,
                                                                2002         2001
                                                            (Restated)
                                                            -----------   ----------
   Comprehensive income:
    Net Income ..........................................     $  (7.4)     $  (7.4)
    Other comprehensive income (loss), net of tax:
      Foreign currency Translations adjustments .........        (5.8)        (8.1)
                                                              -------      -------
                                                              $ (13.2)     $ (15.5)
                                                              =======      =======

13. CONSOLIDATING FINANCIAL STATEMENTS


     Products issued Senior Notes in a total principal amount of $500.0 million in December 2001. The Senior Notes are guaranteed by the Company and all of the Company's wholly owned domestic subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries).

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATING STATEMENT OF INCOME




                                                       FOR THE QUARTER ENDED MARCH 31, 2002 (Restated)
                                       ----------------------------------------------------------------------------
                                                                              NON-                     CONSOLIDATED
                                         PARENT     ISSUER    GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                       ---------- ---------- ------------ ------------ -------------- -------------
                                                                      (IN MILLIONS)
OPERATING INCOME
 Net sales ...........................   $   --    $  88.5     $  489.7     $  348.9      $ (12.3)       $ 914.8
 Cost of goods sold ..................       --       66.4        409.8        319.8        (12.3)         783.7
 Selling, general & administrative
   expenses ..........................       --       45.1          7.6         14.9           --           67.6
 Restructuring charge ................       --        5.6          0.7          2.8           --            9.1
                                         ------    -------     --------     --------      -------        -------
OPERATING INCOME (LOSS) ..............       --      (28.6)        71.6         11.4           --           54.4
 Interest Expense ....................       --       34.5          0.1          2.7           --           37.3
 Intercompany Interest ...............     (1.5)      (3.0)        (3.3)         7.8           --             --
 Loss on sale of receivables .........       --        0.2           --          0.9           --            1.1
 Subsidiary preferred stock
   Requirements ......................       --       11.2           --           --           --           11.2
 Other expense, net ..................       --        6.7          6.0         (8.8)         2.4            6.3
                                         ------    -------     --------     --------      -------        -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES ......      1.5      (78.2)        68.8          8.8         (2.4)          (1.5)
 Income tax expense (benefit) ........       --      (23.3)        26.0          3.2           --            5.9
                                         ------    -------     --------     --------      -------        -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS ..........................      1.5      (54.9)        42.8          5.6         (2.4)          (7.4)
EQUITY IN NET (INCOME)LOSS OF
 SUBSIDIARIES ........................      7.5      (47.4)         7.1           --         32.8             --
                                         ------    -------     --------     --------      -------        -------
NET INCOME (LOSS) ....................   $ (6.0)   $  (7.5)    $   35.7     $    5.6      $ (35.2)      $   (7.4)
                                         ======    =======     ========     ========      =======       ========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                                                           FOR THE QUARTER ENDED MARCH 31, 2001
                                       -----------------------------------------------------------------------------
                                                                               NON-                     CONSOLIDATED
                                         PARENT      ISSUER    GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                       ---------- ----------- ------------ ------------ -------------- -------------
                                                                       (IN MILLIONS)
OPERATING INCOME NET SALES ...........   $   --     $ 174.8     $ 154.4      $ 138.1       $ (14.2)       $ 453.1
 Cost of goods sold ..................       --       140.6       134.8        133.7         (14.8)         394.3
 Selling, general & administrative
   expenses ..........................      0.1        (0.8)       28.8         10.1            --           38.2
 Restructuring charge ................       --         2.3         0.8          6.1            --            9.2
                                         ------     -------     -------      -------       -------        -------
OPERATING INCOME (LOSS) ..............     (0.1)       32.7       (10.0)       (11.8)          0.6           11.4
 Interest Expense ....................       --        21.2         1.4          0.7            --           23.3
 Intercompany Interest ...............      0.1         5.8        (7.5)         1.6            --             --
 Loss on sale of receivables .........       --          --          --          1.4            --            1.4
 Other expense, net ..................       --         2.4        (0.4)        (0.8)          0.5            1.7
                                         ------     -------     -------      -------       -------        -------
INCOME (LOSS) FROM CONTINUING
 OPERATIONS BEFORE INCOME TAXES ......     (0.2)        3.3        (3.5)       (14.7)          0.1          (15.0)
 Income tax expense (benefit) ........       --         1.6        (1.8)        (7.7)           --           (7.9)
                                         ------     -------     -------      -------       -------        -------
LOSS FROM CONTINUING OPERATIONS ......     (0.2)        1.7        (1.7)        (7.0)          0.1           (7.1)
EXTRAORDINARY LOSS ...................       --          --         0.3           --            --            0.3
EQUITY IN NET (INCOME)LOSS OF
 SUBSIDIARIES ........................      7.2         8.9        10.1           --         (26.2)            --
                                         ------     -------     -------      -------       -------        -------
NET INCOME (LOSS) ....................   $ (7.4)   $   (7.2)   $  (12.1)    $   (7.0)      $  26.3       $   (7.4)
                                         ======    ========    ========     ========       =======       ========


                          CONSOLIDATING BALANCE SHEET





                                                                             MARCH 31, 2002 (Restated)
                                               ------------------------------------------------------------------------------
                                                                                        NON-                     CONSOLIDATED
                                                 PARENT      ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                               ---------- ------------ ------------ ------------ -------------- -------------
                                                                               (IN MILLIONS)
                                                                            ASSETS
Current Assets Cash and cash
 equivalents ................................. $   0.1     $    17.9   $     (1.2)   $    75.3     $       --    $    92.1
 Accounts and other receivables, net .........    0.6           12.7         18.1        458.3           (2.3)       487.4
 Inventories .................................     --           14.4         82.2         47.2             --        143.8
 Other .......................................     --            5.0         67.9         75.5             --        148.4
                                               -------     ---------   ----------    ---------     ----------    ---------
Total current assets .........................    0.7           50.0        167.0        656.3           (2.3)       871.7
Investment in subsidiaries ...................  362.2        1,883.7        129.8           --       (2,375.7)          --
Property, plant and equipment, net ...........     --           26.1        286.4        296.2             --        608.7
Goodwill, net ................................     --            0.1      1,168.4         81.3             --      1,249.8
Deferred tax assets ..........................     --           96.4         32.5          4.0             --        132.9
Other Noncurrent Assets ......................     --          100.7         92.1         37.2             --        230.0
                                               -------     ---------   ----------    ---------     ----------    ---------
                                                362.2        2,107.0      1,709.2        418.7       (2,375.7)     2,221.4
                                               -------     ---------   ----------    ---------     ----------    ---------
                                               $ 362.9     $ 2,157.0   $  1,876.2    $ 1,075.0     $ (2,378.0)   $ 3,093.1
                                               =======     =========   ==========    =========     ==========    =========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)




Current Liabilities Short Term
 Borrowings ................................   $   --    $     5.7    $     --    $    27.3    $       --    $    33.0
 Current Portion -- Long Term Debt .........       --         19.3          --          2.9            --         22.2
 Accounts Payable ..........................       --         61.3       311.7        158.7            --        531.7
 Accrued Liabilities .......................       --        117.5        87.5         85.2            --        290.2
                                               ------    ---------    --------    ---------    ----------    ---------
                                                   --        203.8       399.2        274.1            --        877.1
Long Term Debt .............................       --      1,276.2          --          0.2            --      1,276.4
Intercompany (Receivable)/ Payable .........       --        (62.4)     (387.8)       450.2            --           --
Minority interest ..........................                                --         14.3            --         14.3
Other Noncurrent Liabilities ...............       --        216.7       116.9         69.7            --        403.3
Mandatorily redeemable preferred stock
 of subsidiaries ...........................       --        160.5          --           --            --        160.5
                                               ------    ---------    --------    ---------    ----------    ---------
                                                   --      1,591.0      (270.9)       534.4            --      1,854.5
Stockholders Equity (Deficit) ..............    362.9        362.2     1,747.9        266.5      (2,378.0)       361.5
                                               ------    ---------    --------    ---------    ----------    ---------
                                              $ 362.9    $ 2,157.0   $ 1,876.2    $ 1,075.0    $ (2,378.0)   $ 3,093.1
                                              =======    =========   =========    =========    ==========    =========


                           CONSOLIDATED BALANCE SHEET





                                                                             DECEMBER 31, 2001
                                               ------------------------------------------------------------------------------
                                                                                        NON-                     CONSOLIDATED
                                                 PARENT      ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                               ---------- ------------ ------------ ------------ -------------- -------------
                                                                               (IN MILLIONS)
                                                                                   ASSETS
Current Assets Cash and cash
 equivalents .................................  $   0.2   $     (3.8)   $    12.7     $  64.8      $       --    $    73.9
 Accounts and other receivables, net .........       --          8.7        140.6       250.9             5.9        406.1
 Inventories .................................       --         37.6         55.7        39.3              --        132.6
 Other .......................................       --          8.6         71.4        51.9              --        131.9
                                                -------   ----------    ---------     -------      ----------    ---------
Total current assets .........................      0.2         51.1        280.4       406.9             5.9        744.5
Investment in subsidiaries ...................    374.5      1,784.9        396.5          --        (2,555.9)          --
Property, plant and equipment, net ...........       --         63.9        254.7       294.0              --        612.6
Goodwill, net ................................       --         23.7      1,101.3       133.0            (4.2)     1,253.8
Other assets .................................       --        195.9        106.6        74.5              --        377.0
                                                -------   ----------    ---------     -------      ----------    ---------
                                                  374.5      2,068.4      1,859.1       501.5        (2,560.1)     2,243.4
                                                -------   ----------    ---------     -------      ----------    ---------
                                                $ 374.7   $  2,119.5    $ 2,139.5     $ 908.4      $ (2,554.2)   $ 2,987.9
                                                =======   ==========    =========     =======      ==========    =========

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                 LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)



Current Liabilities Short-term
 borrowings ................................   $    --    $    10.1    $     0.1    $  25.5     $       --    $    35.7
 Current portion of long-term debt .........        --         18.0         (0.1)       1.6             --         19.5
 Accounts payable ..........................        --        100.2        247.5      121.0             --        468.7
 Accrued expenses ..........................        --         65.9         83.7       90.1             --        239.7
                                               -------    ---------    ---------    -------     ----------    ---------
                                                    --        194.2        331.2      238.2             --        763.6
Long-term debt .............................        --      1,282.0         (0.3)       0.7             --      1,282.4
Intercompany payable (receivable) ..........        --       (102.4)         4.1       98.3             --           --
Other noncurrent liabilities ...............        --        221.9        137.4       58.6             --        417.9
Mandatorily redeemable preferred stock
 of subsidiary .............................        --        149.3           --         --             --        149.3
                                               -------    ---------    ---------    -------     ----------    ---------
                                                    --      1,550.8        141.2      157.6             --      1,849.6
Stockholders equity ........................   $ 347.7    $   374.5    $ 1,667.1    $ 512.6     $ (2,554.2)   $   374.7
                                               -------    ---------    ---------    -------     ----------    ---------
                                               $ 374.7    $ 2,119.5    $ 2,139.5    $ 908.4     $ (2,554.2)   $ 2,987.9
                                               =======    =========    =========    =======     ==========    =========


                     CONSOLIDATING STATEMENT OF CASH FLOWS



                                                                 FOR THE QUARTER ENDED MARCH 31, 2002
                                             ----------------------------------------------------------------------------
                                                                                    NON-                     CONSOLIDATED
                                               PARENT     ISSUER    GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                             ---------- ---------- ------------ ------------ -------------- -------------
                                                                            (IN MILLIONS)
OPERATING ACTIVITIES
 Net cash provided by (used in)
 operating activities ......................   $ (0.1)   $  92.6     $ (385.6)    $  367.3         $--         $  74.2
                                               ------    -------     --------     --------         ---         -------
 Net cash provided by (used in)
   discontinued operating activities .......       --         --           --           --          --              --
                                               ------    -------     --------     --------         ---         -------
INVESTING ACTIVITIES
 Additions to property, plant and
 Equipment .................................       --       (2.4)       (20.1)        (4.9)         --           (27.4)
 Other, net ................................       --      (22.6)         0.0           --          --           (22.6)
                                               ------    -------     --------     --------         ---         -------
 Net cash used in investing Activities .....       --      (25.0)       (20.1)        (4.9)         --           (50.0)
                                               ------    -------     --------     --------         ---         -------
FINANCING ACTIVITIES
 Issuance of long-term debt ................       --        1.3           --           --          --             1.3
 Repayment of long-term debt ...............       --       (4.6)          --           --          --            (4.6)
 Increase (decrease) in short-term
   Borrowings ..............................       --       (2.7)          --           --          --            (2.7)
 Intercompany transfers to (from)
   Subsidiary ..............................       --      (40.0)       391.8       (351.8)         --              --
                                               ------    -------     --------     --------         ---         -------
 Net cash provided by (used in)
   financing activities ....................       --      (46.0)       391.8       (351.8)         --            (6.0)
                                               ------    -------     --------     --------         ---         -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ...............................     (0.1)      21.6        (13.9)        10.6          --            18.2
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR ...................................      0.2       (3.7)        12.7         64.7                        73.9
                                               ------    -------     --------     --------                     -------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR ......................................   $  0.1    $  17.9     $   (1.2)    $   75.3         $--         $  92.1
                                               ======    =======     ========     ========         ===         =======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF CASH FLOWS





                                                                 FOR THE QUARTER ENDED MARCH 31, 2001
                                             ----------------------------------------------------------------------------
                                                                                    NON-                     CONSOLIDATED
                                               PARENT     ISSUER    GUARANTORS   GUARANTORS   ELIMINATIONS      TOTAL
                                             ---------- ---------- ------------ ------------ -------------- -------------
                                                                            (IN MILLIONS)
OPERATING ACTIVITIES
 Net cash provided by (used in)
   operating activities ....................  $   (0.3)  $  53.8     $ (91.9)     $  29.8          $--         $  (8.6)
                                              --------   -------     -------      -------          ---         -------
 Net cash provided by (used in)
   discontinued operating activities .......        --        --          --         (3.3)          --            (3.3)
                                              --------   -------     -------      -------          ---         -------
INVESTING ACTIVITIES
 Additions to property, plant and
   Equipment ...............................        --      (4.2)       (3.7)        (2.7)          --           (10.6)
 Acquisitions of businesses, net of cash
   acquired ................................        --      (7.4)         --           --           --            (7.4)
                                              --------   -------     -------      -------          ---         -------
 Net cash used in investing Activities .....        --     (11.6)       (3.7)        (2.7)          --           (18.0)
                                              --------   -------     -------      -------          ---         -------
FINANCING ACTIVITIES
 Issuance of long-term debt ................        --      50.0          --           --           --            50.0
 Cost of debt issuance .....................        --     (10.7)         --           --           --           (10.7)
 Repayment of long-term debt ...............        --     (55.5)         --         (0.2)          --           (55.7)
 Increase (decrease) in short-term
   Borrowings ..............................        --       0.4          --           --           --             0.4
 Net borrowings (repayments) on
   revolving credit facilities .............        --     (95.5)         --         38.3           --           (57.2)
 Net proceeds from issuance of
   common stock ............................     105.3       0.3          --           --           --           105.6
 Intercompany transfers to (from)
   Subsidiary ..............................    (105.3)     71.1        93.3        (59.1)          --            (0.0)
                                              --------   -------     -------      -------          ---         -------
 Net cash provided by (used in)
   financing activities ....................        --     (39.9)       93.3        (21.0)          --            32.4
                                              --------   -------     -------      -------          ---         -------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ...............................      (0.3)      2.3        (2.3)         2.8           --             2.5
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR ...................................       0.5      (4.2)        1.0         23.6           --            20.9
                                              --------   -------     -------      -------          ---         -------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR ......................................  $    0.2   $  (1.9)    $  (1.3)     $  26.4          $--         $  23.4
                                              ========   =======     =======      =======          ===         =======

                 COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net Sales: Net sales for the first quarter of 2002 increased 101.9% or $461.7 million to $914.8 million from the first quarter of 2001. Overall, the increase in net sales was primarily driven by the Company's acquisitions of TAC-Trim, Becker and Joan, which in the aggregate contributed $478.1 million compared to the sales in the period ended March 31, 2001. Excluding the impact of the acquisitions, net sales decreased 3.6% from the same period last year. The decrease is due primarily to a $8.3 million reduction resulting from discontinued retail, non-automotive and low margin business, a $2.5 million decrease in the European production, $5.6 million of customer price reductions and $4.7 million due to weaker foreign currencies offset by a $2.9 million increase in North American production and new business awards.


     Net sales for the North American Automotive Interior Systems division (NAAIS) increased $361.3 million to $621.2 million from the first quarter of 2001. Excluding the $369.0 million impact of the TAC-Trim and Becker acquisitions, net sales for NAAIS decreased 3.0% from the same period last year. This reduction is primarily due to a $4.2 million discontinued retail business, a $2.7 million decline in Plastics and Cockpits sales, $3.1 million of customer price reductions, $3.4 million due to unfavorable mix related to high dollar content vehicle programs and $2.1 million due to weaker Canadian currencies. These decreases were partially offset by $7.8 million in increased Carpet and Acoustic volumes due to higher North American car builds when compared to the prior year.

     Net sales for the European and Rest of World Automotive Interior Systems division (EAIS), which includes South America increased 107.6% to $147.8 million from the first quarter of 2001. Without the $80.6 million benefit of TAC-Trim, sales declined 5.6%. The decrease is primarily due to the $1.1 million impact of a 2001 sale of a non-automotive business and a $2.5 million decrease due to non-renewal of certain acoustics vehicle programs in Germany.

     Net sales for the Specialty Automotive Products division increased 19.5% to $145.8 million, compared to the first quarter of 2001. Excluding the acquisition of Joan which contributed $28.5 million to net sales, net sales decreased 3.9%. The decrease is due primarily to a $10.5 million decrease in the sale of convertible systems, particularly the Chrysler Sebring, partially offset by a $6.5 million increase in Ford's Thunderbird convertible volumes.

     Gross Margin: For the first quarter of 2002, gross margin was 14.3% up from 13.0% in the comparable 2001 period. This increase was primarily due to higher gross margins of the acquired companies, which had a combined gross margin of 15.1%. Excluding the acquired companies, gross margins increased to 13.5%. The increase is primarily due to $5.9 million of purchasing and spending savings, partially offset by $5.6 million of customer price reductions.


     Selling, General and Administrative Expenses: Selling, general and administrative expenses for the first quarter of 2002 are $67.6 million compared to $38.2 million in the 2001 period. The increase is due to the additional costs assumed from the acquisitions. Due to sales leveraging, in tandem with reductions in headcount and discretionary spending, selling, general and administrative expenses as a percentage of sales declined from 8.4% in the first quarter 2001 to 7.4% in 2002.

     Restructuring Charge: During the first quarter 2002, the Company undertook a restructuring program costing $9.1 million compared to the restructuring program undertaken in the first quarter 2001 costing $9.2 million. The 2002 charge includes $5.5 million of severance cost and $3.6 million of future commitments.


     Operating Income Highlights by Division: The NAAIS results reflect improvement in operating performance across the division. The Carpet & Acoustics business operating income increased $8.9 million. The increase was attributable to sales growth and resulting efficiencies driven by an increase in light vehicle build, as well as $3.0 million of purchasing and spending savings. After considering the $36.3 million impact of acquisitions, the improvements were offset by a $2.0 million decrease in Plastic & Cockpit business operating income attributable to decline in sales volumes primarily associated with certain GM models and the resulting inefficiencies.

     The EAIS operating performance was adversely impacted by the elimination of a non-automotive business, loss of certain acoustics vehicle programs and business launch costs associated with the BMW mini program resulting in decreases to operating income of $0.6 million, $1.5 million and $1.5 million respectively.

     Specialty Automotive Products division operating income increased $9.2 million as compared to the first quarter of 2001. The increase was the result of improved performance at the fabrics operations resulting from increased build volumes in the Ford Thunderbird and was offset by a $0.9 million reduction due to slightly lower performance in the convertible operations due largely to declines in the build volumes of certain models, particularly the Chrysler Sebring.


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


     For the periods ended March 31, 2002 and March 31, 2001, "other income" consisted primarily of gains related to derivatives used in the Company's hedging strategy. For the period ended March 31, 2002 "other expense" related primarily to a $3.6 million of foreign currency transaction loss and the equity in loss of a joint venture in the amount of $3.4 million. For the period ended March 31, 2001 "other expense" related primarily to foreign currency transaction losses.


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


     Net Income: The combined effect of the foregoing resulted in net loss of $7.4 million in the first quarter of 2002, compared to a net loss of $7.4 million in the first quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

     The Company and its subsidiaries had cash and cash equivalents totaling $92.1 million and $73.9 million at March 31, 2002 and December 31, 2001, respectively. The Company had $335.4 million of unutilized borrowing availability under its credit arrangements as of March 31, 2002. The total was comprised of $99.6 million under the Company's revolving credit facility (including $75.0 million available to certain of the Company's Canadian subsidiaries) approximately $26.0 million under bank demand lines of credit in Canada and Austria and a line of credit for certain other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $75.3 million as of March 31, 2002.

     The Company's principal sources of funds are cash generated from operating activities, borrowings under credit agreement facilities and the issuance of common stock. To facilitate the collection of funds from operating activities, the Company has sold receivables under accounts receivable facilities and hasalso entered into an accelerated payment collection program with two of its larger customers. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company seeks to further improve working capital management and continue to utilize a lease financing strategy.



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


OUTLOOK


     The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to be to fund interest and principal payments on its indebtedness, growth related working capital increases, costs associated with the Company's previously divested businesses, capital expenditures and lease expense. The completion of the TAC-Trim acquisition on December 20, 2001 significantly increased the debt levels and has required significant additional liquidity in order to launch part of TAC-Trim's projected new book of business and to finance capital expenditures at TAC-Trim. These new liquidity requirements will relate primarily to tooling and advanced engineering and development. While the Company ultimately expects to be entitled to record these amounts from customers, it will need to finance these requirements to achieve its revenue goals. Otherwise, much of the increased capital expenditures relate to the Company's larger size and are expected to be readily serviced by the larger cash flow base. Management believes cash flow from operations, the inflow of capital, debt financings and refinancing of indebtedness that occurred in 2001 provide adequate sources of liquidity for the Company. The Company continues to explore other sources of liquidity. On April 17, 2002, the Company filed with the Securities and Exchange Commission
(SEC) a shelf registration statement covering $1.0 billion in Company common stock, Company preferred stock and unsecured debt securities of the Company and Products.



CONTRACTUAL OBLIGATIONS

     Below is a table that identifies the Company's significant contractual obligations. For additional information regarding these obligations please refer to the Company's Annual Report on Form 10-K, for the year ended December 31, 2001.




                                                             PAYMENT DUE BY PERIOD
                                    -----------------------------------------------------------------------
                                                     LESS THAN
                                        TOTAL         1 YEAR      1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
                                    -------------   ----------   -----------   -----------   --------------
                                                                 (IN MILLIONS)
   Long-Term Debt ...............    $  1,298.6      $  22.2      $  128.1      $  648.3        $  500.0
   Preferred Stock(1) ...........         326.4           --            --            --           326.4
   Operating Leases .............         298.8         46.5          96.9          50.4           105.0
   Capital Expenditures .........          32.5         32.5            --            --              --
   Total Obligations ............    $  1,956.3      $ 101.2      $  225.0      $  698.7        $  931.4

----------
(1) Mandatorily Redeemable Preferred Stock of Subsidiary (excluding accrued dividends)

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


SOURCES OF LIQUIDITY

     The table below identifies the Company's significant sources of liquidity:





                                                              AVAILABILITY EXPIRATION PER PERIOD
                                            ----------------------------------------------------------------------
                                              MAXIMUM         LESS
                                               AMOUNT         THAN
                                             AVAILABLE       1 YEAR      1-3 YEARS     4-5 YEARS     AFTER 5 YEARS
                                            -----------   -----------   -----------   -----------   --------------
                                                                        (IN MILLIONS)
   Receivables Facility(1) ..............    $  250.0      $  250.0           --            --            --
   Revolving Credit Facility(2) .........       175.0            --           --         175.0            --
   Lines of Credit(3) ...................        55.0          55.0           --            --            --
   Total Available ......................    $  480.0      $  305.0                    $ 175.0

----------
(1)   Amount available at March 31, 2002 was $209.8 million.

(2) At March 31, 2002, $75.3 million of outstanding letters of credit reduce the maximum amount available under the Revolving Credit Facility.

(3)   Amount available at March 31, 2002 was $26.0 million.


PURCHASE PRICE ADJUSTMENTS


     Under the TAC-Trim acquisition agreement, the purchase price paid by the Company is subject to adjustment based upon working capital and debt levels and the seller is entitled to a return of any cash left in the business at closing and reimbursement of certain capital expenditures made by it after September 30, 2001. The Company and Textron have agreed to a purchase price adjustment pursuant to the purchase agreement for the purchase of TAC-Trim. The Company agreed to pay to Textron, for the cash, cash equivalents or other short-term assets of TAC-Trim transferred to the Company at the closing, $10.0 million on May 24, 2002 and a further $20.0 million on or before August 31, 2002, in each case with interest at 111/2% from the December 20, 2001 closing. At the Company's option, through December 31, 2002, the Company can repurchase at 75% of liquidation value plus accrued dividends either approximately $133.33 million in liquidation value of the series A preferred stock or all of the $182.7 million in liquidation value of the series A preferred stock. If the Company repurchases $133.33 million in liquidation value of the Products series A preferred stock, the cash payment referred to above would be reduced to $15.0 million (rather than the aggregate of $30.0 million) and if we repurchase all, the effective cash payment would be $10.0 million (rather than $30.0 million). Additionally, the Company has an option from September 1, 2002 through August 31, 2003 to acquire all of the outstanding Products Preferred Stock owned by Textron at a discount to its liquidation value plus accrued dividends.



OTHER CLAIMS

     As of April 30, 2002, the Company is party to approximately 701 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company's former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $181,000 or an average of less than $4,250 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company's primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date, and the insurance coverage, management does not believe that these cases will have a material impact on the Company's financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.


OTHER INFORMATION

EFFECTS OF CERTAIN TRANSACTIONS WITH RELATED PARTIES

     In connection with the Becker acquisition, the Company entered into a lease agreement with Becker Ventures, a entity controlled by one of the Company's current directors and shareholders, for the Company's headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and we have two five-year renewal options. The 2002 cost for the facility will be approximately $2.4 million. For the quarter ended March 31, 2002, the Company recorded a total cost of $3.1 million for rental expense with related parties.

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

ACCOUNTING FOR GOODWILL

     In June 2001, the FASB approved SFAS 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets will be tested for impairment in accordance with the provisions of SFAS No. 142. The Company continues to review the provisions of SFAS No. 142, but cannot determine the complete impact of SFAS 142 until such time as it can complete the first-step of a two-step impairment test. The Company is gathering information to complete the first-step of the impairment test and expects to complete the analysis by June 30, 2002. If an impairment loss were identified as a result of these tests, it would be reported as a cumulative effect of a change in accounting principle. In accordance with the provisions of SFAS No. 142, the Company did not amortize goodwill for the period ended March 31, 2002. If goodwill amortization had not been recorded for the period ended March 31, 2001, net loss and loss per share would have increased $1.6 million or $0.02 per share for that period.

     Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. The allocation of the purchase price for the TAC-Trim acquisition is preliminary and will be revised upon the completion of the fixed asset and intangible asset appraisals, which are in progress. Pending the completion of these appraisals, the Company is not able to finalize its estimate of the ultimate purchase price which will be allocated to fixed assets or intangible assets. However, the Company has estimated an amount of $40 million with a weighted average life of 7 years to be allocated to specifically identifiable intangible assets acquired. Accordingly, as the appraisals are completed it is likely that additional depreciation expense as well as specifically identifiable assets and the related amortization will be recorded in future periods. For the quarter ended March 31, 2002, the change in goodwill related to adjustments of certain of TAC-Trim's assets and liabilities including inventory, tax liabilities and customer supply contracts.


RESTRUCTURING

     In the first quarter 2002, the Company undertook a restructuring program to rationalize operations in North America, Europe and Specialty operations resulting in a restructuring charge of $9.1 million. The charge included $5.5 million of severance costs and $3.6 million of costs related to the establishment of reserves for future commitments. The Company recognized severance costs for over 100 personnel primarily at the Company's North America and European headquarters and additional reductions at its Specialty operations. The Company may elect to implement additional restructuring activities as opportunities to achieve cost savings arise in future periods.


SAFE HARBOR STATEMENT

     This report on Form 10-Q/A contains "forward-looking" information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "continue," "predict," and similar words used in this Quarterly Report. The forward-looking statements in this Form 10-Q/A are intended to be subject to the safe harbor protection provided by the federal securities laws.

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


    o labor costs and strikes at the Company's major customers and at the Company's facilities,


    o changes in consumer preferences,


    o dependence on significant automotive customers,


    o the level of competition in the automotive supply industry and pricing pressure from automotive customers and


    o risks associated with conducting business in foreign countries.


     In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report such as substantial leverage, limitations imposed by the Company's debt instruments, the Company's ability to successfully integrate acquired businesses including actions it has identified as providing cost saving opportunities, and pursue the Company's prime contractor business strategy, the Company's customer concentration and risks associated with the formerly owned operations of the Company.


     The Company's divisions may also be affected by changes in the popularity of particular vehicle models or particular interior trim packages or the loss of programs on particular vehicle models.


     For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, in this Form 10-Q and other filings with the Securities and Exchange Commission.


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


INTEREST RATE EXPOSURE


     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's variable rate debt obligations. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at March 31, 2002.


     The tables below provide information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. The table presents principal cash flows and related interest rates by expected maturity dates for the Company's debt obligations. The instrument's actual cash flows are denominated in U.S. dollars (dollar amounts in millions).

                                                                                                                        FAIR
                                                              EXPECTED MATURITY DATE                                    VALUE
                              --------------------------------------------------------------------------------------  MARCH 31,
                                  2002        2003        2004         2005        2006     THEREAFTER      TOTAL       2002
                              ----------- ----------- ------------ ------------ ---------- ------------ ------------ ----------
                                                                        (IN MILLIONS)
Debt:
 Fixed rate ($US)............      --          --           --           --        400.0       500.0        900.0        869.5
   Average interest rate.....      --          --           --           --         11.5%      10.75%
 Variable rate ($US).........     19.3        24.2        103.8        248.2          --          --        395.5        395.5
 Average interest rate ......       (1)         (1)          (1)          (1)                                  (1)

----------
(1) Borrowings bear interest at variable rates based on a spread to the adjusted LIBOR rate or, at the Company's option, a base rate. The Company is sensitive to interest rate changes and based upon amounts outstanding at December 31, 2001, a 0.5% increase in the weighted average interest rate (6.9% at March 31, 2002) would increase interest costs by approximately $2.0 million annually.


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


     At March 31, 2002, the Company had outstanding the following foreign currency forward and option contract amounts (amounts in millions, except average contract rate):




                                                  WEIGHTED AVERAGE
     CURRENCY         CURRENCY     CONTRACT        CONTRACT RATE        UNREALIZED
      (PAY)          (RECEIVE)      AMOUNT         PER CONVENTION       GAIN (LOSS)
-----------------   -----------   ----------   ---------------------   ------------
   Euro .........   GBP            $   8.7     0.6157 GBP per EUR            0.1
   GBP ..........   Euro           $   0.1     0.6292 GBP per EUR
   GBP ..........   USD            $  95.4     1.4090 USD per GBP          (0.9)
   Euro .........   USD            $  37.3     0.8660 USD per Euro         (0.2)
   CAD ..........   USD            $ 492.9     1.6028 CAD per USD            3.6
   USD ..........   CAD            $  29.0     1.5942 CAD per USD
   SEK ..........   GBP            $  34.6     15.1086 SEK per GBP         (0.8)
   MXN ..........   USD            $   2.9     9.3235 MXN per USD          (0.1)
   CZK ..........   Euro           $   4.3     32.0000 CZK per EUR         (0.1)

     These amounts include option contracts with an aggregate notional amount of $210.7 million outstanding at March 31, 2002 with a weighted average strike price of $1.62 CAD per USD. For additional information on hedging activities see Note 5, "Foreign Currency Protection Programs" in the notes to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


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


                                     COLLINS & AIKMAN CORPORATION

                                     By: /s/ J. Michael Stepp
                                       ---------------------------------------

                                                   J. Michael Stepp

                                        Chief Financial Officer and Director
                                            (Principal Financial Officer)

                                     By: /s/ James L. Murawski
                                       ---------------------------------------

                                                  James L. Murawski

                                       Vice President, Finance and Controller
                                            (Principal Accounting Officer)


Dated: June 6, 2002