Form 10-Q
period 2002-06-30
COLLINS & AIKMAN CORP
filed 2002-08-14
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

      As of July 31, 2002, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

Item 1. Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATING BALANCE SHEET
CONSOLIDATED BALANCE SHEET
CONSOLIDATING STATEMENT OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Quarter Ended June 30, 2002 versus Quarter Ended June 30, 2001
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Risk Management
PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Severance Benefit Agreement
Computation of Earnings Per Share
Computation of Ratios of Earnings to Fixed Charges
Statement Under Oath - Principal Executive Officer
Statement Under Oath - Principal Financial Officer
Certification Pursuant to Section 906

Item 1.     Financial Statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(Unaudited)

	(in millions, except for per share data)
Net sales	$1,085.3	$457.6	$2,000.1	$910.7
Cost of goods sold	926.8	393.3	1,710.5	787.6

Gross profit	158.5	64.3	289.6	123.1
Selling, general and administrative expenses	77.0	38.2	144.6	76.4
Restructuring charges	—	—	9.1	9.2

Operating income	81.5	26.1	135.9	37.5
Interest expense, net	38.3	20.6	75.6	43.9
Loss on sale of receivables	1.1	2.3	2.2	3.7
Subsidiary preferred stock dividend	8.8	—	18.1	—
Subsidiary preferred stock accretion	2.0	—	3.9	—
Other (income)	(13.6)	(.1)	(16.4)	(4.8)
Other expense	15.2	4.2	24.3	10.6

Income (loss) from continuing operations before income taxes	29.7	(.9)	28.2	(15.9)
Income tax expense (benefit)	23.2	(2.7)	29.1	(10.6)

Income (loss) from continuing operations before extraordinary items	6.5	1.8	(0.9)	(5.3)
Income from discontinued operations, net of income taxes of $6.3 in 2002 and $4.8 in 2001	9.5	7.4	9.5	7.4
Cumulative effect of change in accounting principle, Net of income taxes of $0 in 2002	—	—	(11.7)	—

Income (loss) before extraordinary charge	16.0	9.2	(3.1)	2.1
Extraordinary charge, net of income taxes of $0.2	—	—	—	(.3)

Net income (loss)	$16.0	$9.2	$(3.1)	$1.8

Earnings per share data:
Net income (loss)	$16.0	$9.2	$(3.1)	$1.8
Loss on redemption of subsidiary preferred stock	(36.3)	—	(36.3)	—

Net income (loss) available to common shareholders	$(20.3)	$9.2	$(39.4)	$1.8

Net income (loss) per basic common share:
Continuing operations	$(0.42)	$0.05	$(0.54)	$(0.17)
Discontinued operations	0.13	0.21	0.14	0.23
Cumulative effect of change in accounting principle	—	—	(0.17)	—
Extraordinary charge	—	—	—	(0.01)

Net income (loss) available to common shareholders	$(0.29)	$0.26	$(0.57)	$0.05

Average common shares outstanding:
Basic	70.4	34.9	68.8	31.7

Diluted	70.4	35.0	68.8	31.8

The accompanying notes are an integral part of the financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$112.9	$73.9
Accounts and other receivables, net	535.2	406.1
Inventories	162.4	132.6
Other	159.4	131.9

Total current assets	969.9	744.5
Property, plant and equipment, net	664.8	612.6
Deferred tax assets	149.7	136.5
Goodwill	1,158.9	1,253.8
Intangible assets, net	84.9	16.4
Other assets	180.0	224.1

Total Assets	$3,208.2	$2,987.9

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$29.6	$35.7
Current maturities of long-term debt	25.8	19.5
Accounts payable	534.3	468.7
Accrued expenses	315.7	239.7

Total current liabilities	905.4	763.6
Other, including post-retirement benefit obligation	412.7	402.7
Long-term debt	1,270.5	1,282.4
Mandatorily redeemable preferred stock of subsidiary	107.5	149.3
Minority interest in consolidated subsidiary	11.5	15.2
Contingencies
Common stock ($0.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at June 30, 2002, and 300.0 shares authorized, 67.2 shares issued and outstanding at December 31, 2001)	0.8	0.7
Other paid-in capital	1,284.9	1,124.1
Accumulated deficit	(722.1)	(682.8)
Accumulated other comprehensive loss	(63.0)	(67.3)

Total common stockholders’ equity	$500.6	$374.7

Total Liabilities and Common Stockholders’ Equity	$3,208.2	$2,987.9

The accompanying notes are an integral part of the financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	(3.1)	1.8
Adjustments to derive cash flow from operating activities:
Impairment of long lived assets	11.7	0.8
Deferred income tax expense (benefit)	(13.1)	(8.5)
Preferred stock requirements	22.0
Depreciation	48.4	31.7
Goodwill amortization	—	3.5
Amortization of other assets	10.3	4.8
Loss on sale of property, plant and equipment	0.4	3.5
Increase in accounts and other receivables	(49.2)	(4.6)
(Increase) reduction of proceeds from participating interest in accounts receivable	(79.9)	48.9
(Increase) decrease in inventories	(25.5)	23.9
Increase (decrease) in accounts payable	82.7	(5.5)
Increase (decrease) in interest payable	35.6	(0.5)
Changes in other assets	19.1	24.2
Changes in other liabilities	52.2	(4.7)

Net cash provided by operating activities	111.6	119.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	(65.8)	(24.4)
Sales of property, plant and equipment	0.2	16.0
Acquisitions, net of cash acquired	(2.6)	(7.3)
Payments of acquisition costs	(39.1)	—
Disposition of business	—	3.5

Net cash used in investing activities	(107.3)	(12.2)

FINANCING ACTIVITIES
Issuance of long-term debt	—	50.0
Debt issuance costs	—	(10.7)
Repayment of long-term debt	(5.6)	(71.9)
Repurchase of preferred stock	(100.0)	—
Repayments on revolving credit facilities	—	(147.7)
Increase short-term borrowings	(6.1)	1.4
Proceeds from issuance of stock	153.1	46.9
Reissue of treasury stock	—	61.3
Repayment of debt assumed in acquisition	(6.7)	—

Net cash provided by (used in) financing activities	34.7	(70.7)

Net increase in cash and cash equivalents	39.0	36.4
Cash and cash equivalents at beginning of period	73.9	20.9

Cash and cash equivalents at end of period	$112.9	$57.3

Supplementary information
Debt assumed in acquisition	$6.7	$—
Taxes paid	$10.1	$11.9
Interest paid	$38.3	$43.8

The accompanying notes are an integral part of the financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	Organization

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

2.     Basis of Presentation

     a.     Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the 2002 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K/A.

     b.     Reverse Stock Split

      On May 28, 2002, the Company effected a one-for-2.5 reverse stock split of C&A common stock. All shares and per share data have been adjusted retroactively for all periods presented to reflect the stock split.

     c.     Other Income and Other Expense

      For the quarter ended and six months ended June 30, 2002, “other income” related primarily to $12.1 million of foreign currency transaction gains. “Other expense” related primarily to $11.5 million of losses related to derivatives used in the Company’s foreign currency hedging strategy and substantially offset the foreign currency transaction gains included in other income.

      For the quarter ended June 30, 2001, “other expense” related primarily to $3.0 million of losses related to a sale-leaseback transaction. For the six months ended June 30, 2001, “other income” related primarily to $4.6 million of gains related to derivatives used in the Company’s foreign currency hedging strategy. “Other expense” related primarily to $6.5 million of foreign currency transaction losses and $3.0 million of losses related to a sale-leaseback transaction.

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

      Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. In the second quarter 2002, the Company’s external consultants completed the valuations of all TAC-Trim acquired intangible and fixed assets. Based upon these valuations: 1) an intangible asset of $51.0 million for customer contracts was recorded based on the value of individual customer contracts — these

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

intangible assets are being amortized over the contract’s performance period, which extends through 2012; 2) the Company revised its first quarter estimate for specifically identifiable intangible assets acquired as part of the Tac-Trim purchase from $40.0 to $24.0 million (the weighted average lives increased from 7 to 10 years; and 3) the valuations also resulted in a $31.7 million increase in fixed assets and adjustment of their useful lives. The allocation of the purchase price for the TAC-Trim acquisition is substantially complete but may be revised based upon the Company’s final review of valuations prepared by external consultants. This review is not expected to result in significant adjustments. The Becker, Joan and TAC-Trim acquisitions are intended to solidify the Company’s position as a premier supplier of interior components and automotive fabrics.

     b.     Goodwill

      During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests. The Company completed its impairment test and recorded an impairment loss of $11.7 million (having no tax impact), or $0.17 per average basic and diluted share relating to the UK Plastics business in the European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, is accounted for as if it occurred on January 1, 2002.

      In accordance with the provisions of SFAS 142, the Company did not amortize goodwill for the quarter and six month periods ended June 30, 2002. If goodwill amortization had not been recorded for the quarter and six months ended June 30, 2001, net income would have increased $1.6 and $3.2 million to an adjusted net income of $10.8 and $5.0 million, respectively. The related earnings per share for the quarter and six months ended June 30, 2001 would have increased $0.05 and $0.11 per share resulting in adjusted income per share of $0.31 and $0.16 for each period, respectively.

      The changes in the carrying amounts of goodwill for the six months ended June 30, 2002 were as follows (in millions):

	Six Months Ended June 30, 2002

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

Balance as of December 31, 2001	$1,037.4	$23.3	$193.1	$—	$1,253.8
Goodwill acquired during the period	—	—	10.8	—	10.8
FAS 142 Impairment	—	(11.7)	—	—	(11.7)
Customer Contracts	(51.0)	—	—	—	(51.0)
Reclassification of intangibles	(24.0)	—	—	—	(24.0)
Fixed Asset Valuations	(31.7)	—	—	—	(31.7)
Purchase price settlement (A)	15.0	—	—	—	15.0
Other adjustments, net (B)	(7.8)	5.1	0.4	—	(2.3)

Balance as of June 30, 2002	$937.9	$16.7	$204.3	$—	$1,158.9

(A)	The Company and Textron finalized the purchase price and related working capital adjustments in May 2002 and paid Textron $15.0 million in cash.

(B)	Includes effect of foreign currency translation.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     c.     Acquired Intangible Assets

      The components of the Company’s acquired amortizable intangible assets as of June 30, 2002 were as follows (in millions):

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Customer contracts	$51.0	$3.2	$47.8
Patents and other	24.0	1.3	22.7
Non-compete agreement	18.0	3.6	14.4

	$93.0	$8.1	$84.9

4.     Inventories

      Inventory balances are summarized below (in millions):

	June 30,	December 31,
	2002	2001

Raw materials	$86.4	$73.8
Work in process	32.9	25.6
Finished goods	43.1	33.2

	$162.4	$132.6

5.     Customer Engineering and Tooling

      The Company had assets of approximately $10.6 million and $22.7 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs at June 30, 2002 and December 31, 2001, respectively. The Company also capitalized $67.7 million and $90.2 million in costs, for molds, dies and other tools, at June 30, 2002 and December 31, 2001, respectively, that are reimbursable by customers. In addition, the Company had $10.3 million and $9.1 million at June 30, 2002 and December 31, 2001, respectively, for molds, dies and other tools that the Company owns.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

6.     Long-term Debt, Mandatorily Redeemable Preferred Stock of Subsidiary and Common Stock

     a.     Long-term Debt

      Long-term debt is summarized below (in millions):

	June 30,	December 31,
	2002	2001

Senior Credit Facilities:
Tranche A Term Loan Facility	$96.2	$100.0
Tranche B Term Loan Facility	299.3	300.0
Revolving Credit Facility	—	—
10 3/4% Senior Notes, due 2011	500.0	500.0
11 1/2% Senior Subordinated Notes, due 2006	400.0	400.0
Other	.8	1.9

Total debt	1,296.3	1,301.9
Less current maturities	(25.8)	(19.5)

	$1,270.5	$1,282.4

      The weighted average rate of interest on the Senior Credit Facilities at June 30, 2002 and December 31, 2001 was 6.94% and 7.67%, respectively.

      The Senior Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. The covenants of the Senior Credit Facilities limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of subsidiary preferred stock, the prepayment of debt other than loans under the senior facilities, liens and certain lease transactions.

      In December 2001, Products issued 10 3/4% Senior Notes, due 2011 in a total principal amount of $500.0 million. The notes were not registered under the Securities Act of 1933 and were offered only to qualified institutional buyers. In April 2002, the Company filed a registration statement with the Securities and Exchange Commission for an exchange offer of a new issue of 10 3/4% Senior Notes, due 2011 of Products in exchange for the outstanding Senior Notes of Products. The exchange offer raised no new proceeds for the Company and was made in accordance with contractual commitments arising from the December 2001 issuance. The exchange offer allowed the Senior Notes, due 2011 to be transferred without restriction.

     b.     Mandatorily Redeemable Preferred Stock of Subsidiary

      In December 2001, Products issued 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock was recorded at fair value, which was less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value of $146.9 million was based on market prices for securities with similar terms, maturities and risk characteristics, and included a liquidation discount to reflect market conditions and was agreed to by the Company and Textron as part of the TAC-Trim purchase agreement. The difference between the initial recorded value and the liquidation value is being accreted over the 11 year terms of the securities. The results for the quarter and six months ended June 30, 2002, included subsidiary preferred stock requirements calculated using the effective interest method of $10.8 million and $22.0 million, respectively. The preferred stock requirement includes both accretion and dividend costs of $2.0 million and $8.8 million, respectively, for the quarter ended June 30, 2002 and $3.9 million and $18.1 million, respectively,

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

for the six months ended June 30, 2002. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      In June 2002, $100.0 million of proceeds, from the 16 million share common stock offering, was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of $63.7 million. In accordance with generally accepted accounting principles, the difference between the $63.7 million reduction in carrying value and the $100.0 million cash payment was excluded from net income and recorded directly to equity in the Company’s accumulated deficit account. Although this $36.3 million equity charge is excluded from net income, the charge is included in the computation of earnings/(loss) per share and is included in the net loss available to common shareholders.

     c.     Common Stock

      In April 2002, the Company issued 400,000 shares of common stock as part of the purchase of a lamination company wholly owned by Mr. McCallum (a current director and shareholder of the Company). In June the Company issued 16 million shares of common stock for $160 million before expense. The Company used $100 million of the $152 million in net proceeds to redeem $133 million of face value Series A Redeemable Preferred Stock and the remainder for general corporate purposes.

7.     Receivables Facility

      The Receivables Facility utilizes funding provided by commercial paper conduits. Carcorp, Inc. (“Carcorp”), a wholly owned, bankruptcy-remote subsidiary of Products, purchases virtually all trade receivables generated by Products and certain of its subsidiaries (the “Sellers”) in the United States and Canada. Carcorp may transfer rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper, which is collateralized by those rights. The Receivables Facility has a 364-day term expiring in December 2002. The company is in the process of amending this facility to expand its size and lengthen its term.

      The maximum funding available to the Company on a revolving basis under the Receivables Facility was $250.0 million. The funding available under the facility depends primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as a credit rating downgrade below investment grade of the obligor, delinquency and excessive concentration). The Company retains the receivables servicing responsibility.

      As of June 30, 2002, the Company’s funding under the Receivables Facility was zero with approximately $205.8 million available but unutilized. At December 31, 2001, the Company funded $79.9 million through the facility with $118.6 million available but unutilized. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee. The discount rate at June 30, 2002, was 3.37% compared to 3.50% at December 31, 2001. The usage fee under the facility is 1.50%. In addition, the Company is required to pay a fee of 0.50% on the unused portion of the facility.

      As of June 30, 2002 and December 31, 2001, Carcorp’s total receivables pool was $332.9 million and $334.6 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold.

8.     Discontinued Operations

      During the second quarters of 2002 and 2001, the Company received payment on environmental claims related to discontinued operations, for which reserves were previously charged, and received proceeds of

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$15.8 million and $12.2 million, respectively. Of these amounts, $9.5 million and $7.4 million were recorded as income from discontinued operations in the second quarter of 2002 and 2001, respectively, net of income taxes of $6.3 million and $4.8 million, respectively.

      During fiscal 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds were paid to the Company in three installments. The first and second installments of $7.5 million and $7.5 million were received in June 2000 and June 2001, respectively with the third installment of $5.0 million received in June 2002. Of the total $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures.

9.     Restructuring

      In the first quarter of 2002, the Company undertook a restructuring program to rationalize operations in North America, Europe and Specialty operations that resulted in a restructuring charge of $9.1 million. This restructuring included $5.5 million of cash severance costs and $3.6 million of costs related to the establishment of reserves for lease commitments and lease termination fees. The Company incurred severance costs for over 100 personnel primarily at the Company’s North America and European headquarters and additional reductions at its Specialty operations. The reserve for lease commitments relates to contractual obligations for the Company’s former headquarters facility, while the termination fees relate to an aircraft lease on an aircraft that the company is no longer using. The company relocated its headquarters to its new resource center in order to optimize and consolidate corporate operations. Activity in the second quarter 2002, related to the restructuring programs is as follows (in millions):

		Charged to	Charged
	Beginning	Cost and	(Credited) to		End of
Description	of Quarter	Expenses	Other Accounts	Deductions(a)	Quarter

Restructuring Reserves in the balance sheet for:
2nd Quarter 2002	$14.3	$—	$—	$(2.6)	$11.7

(a)	Deductions, representing cash utilized.

      The Company believes that remaining payments related to these restructuring charges will occur over the remainder of the current year.

10.     Related Party Transactions

      The Company entered into a lease agreement with Becker Ventures, an entity controlled by one of the Company’s current directors and shareholders, for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2002 cost for the facilities will be approximately $2.4 million. For the quarter and six months ended June 30, 2002, the Company recorded a total cost of $5.6 million and $8.7 million, respectively, for rental expenses with related parties.

      On April 12, 2002, the Company signed and closed on a merger agreement with Mr. McCallum (a current director and shareholder of the Company) and a lamination company wholly owned by Mr. McCallum, pursuant to which the acquired company was merged into a wholly owned subsidiary of the Company. As consideration in the transaction, Mr. McCallum received 400,000 shares of Common Stock and $2.5 million in cash. Pursuant to the merger agreement, debt owing to Mr. McCallum of $6.7 million was also repaid. The Company acquired the lamination business to optimize the supply chain on certain of its fabric products and provide low cost lamination products and services to Tier-1 customers.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

11.     Information About the Company’s Operations

      The Company primarily supplies automotive interior systems — textile and plastic products, acoustics and convertible top systems to the global automotive industry.

      North American Automotive Interior Systems (NAAIS) and European and Rest of World Automotive Interior Systems (Europe and ROW) include the following product groups: molded floor carpet, luggage compartment trim, acoustical products, accessory floormats and plastic-based interior trim modules, systems and components. The Specialty Automotive Products (Specialty) division includes automotive fabrics and convertible top systems. The three divisions also produce other automotive and non-automotive products.

      The Company evaluates performance based on operating profit or loss.

      Information about the Company’s divisions are presented below (in millions):

	Quarter Ended June 30, 2002

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	$726.2	$198.8	$160.3	$—	$1,085.3
Inter-segment revenues	4.5	53.9	13.9	(72.3)	—
Goodwill amortization	—	—	—	—	—
Depreciation and amortization	15.9	6.7	4.7	.9	28.2
Operating income (loss)	78.5	(13.4)	16.4		81.5
Total assets	1,901.8	474.1	469.2	363.1	3,208.2
Capital expenditures	19.6	5.0	3.6	10.2	38.4

	Quarter Ended June 30, 2001

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	$271.2	$63.3	$123.1	$—	$457.6
Inter-segment revenues	1.8	7.6	0.1	(9.5)	—
Goodwill amortization	1.6	0.2	—	—	1.8
Depreciation and amortization	9.0	4.4	4.5	0.2	18.1
Operating income (loss)	24.7	(6.5)	7.9	—	26.1
Total assets	615.1	209.1	274.6	99.7	1,198.5
Capital expenditures	5.2	3.9	4.3	0.4	13.8

	Six Months Ended June 30, 2002

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	$1,347.4	$346.6	$306.1	$—	$2,000.1
Inter-segment revenues	8.6	99.1	25.4	(133.1)	—
Goodwill amortization	—	—	—	—	—
Depreciation and amortization	34.1	13.8	9.1	1.7	58.7
Operating income (loss)	137.1	(22.8)	30.7	(9.1)	135.9
Total assets	1,901.8	474.1	469.2	363.1	3,208.2
Capital expenditures	35.4	11.0	7.1	12.3	65.8

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Six Months Ended June 30, 2001

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)	Total

External revenues	$531.1	$134.5	$245.1	$—	$910.7
Inter-segment revenues	7.1	16.5	0.1	(23.7)	—
Goodwill amortization	3.0	0.4	0.1	—	3.5
Depreciation and amortization	18.8	9.1	8.0	0.6	36.5
Operating income (loss)	39.9	(6.2)	13.0	(9.2)	37.5
Total assets	615.1	209.1	274.6	99.7	1,198.5
Capital expenditures	9.4	7.2	7.2	0.6	24.4

(a)	Other includes the Company’s non-operating units, the effect of eliminating entries and restructuring charges. During 2002, certain costs that were previously included at the divisional units were included as non-operating costs. In order for the information to be comparable, all non-operating costs have been allocated back to the segments based on sales and assets. For 2002, $70.9 million, $8.2 million and $16.3 million of costs were allocated back to NAAIS, Europe and ROW and Specialty, respectively.

      Sales for the Company’s primary product groups are as follows (in millions):

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Plastic-based interior trim modules, systems and components	$612.7	$96.5	$983.0	$188.9
Molded floor carpet	119.4	105.5	253.6	227.8
Automotive fabrics	105.2	69.3	203.5	131.0
Luggage compartment trim	23.8	22.1	37.5	32.2
Accessory floormats	41.4	36.5	78.8	74.0
Convertible top systems	43.1	35.5	79.9	76.5
Acoustical products	85.8	57.2	144.1	119.0
Other	53.9	35.0	219.7	61.3

Total	$1,085.3	$457.6	$2,000.1	$910.7

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

      The Company has established accounting reserves for certain contingent environmental liabilities. The Company records reserves for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. At December 31, 2001 the reserve aggregated $59.6 million. As of June 30, 2002, total reserves for those contingent environmental liabilities are approximately $65.0 million.

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

      The current owner of one of the Company’s former manufacturing plants located in Bowling Green, OH has entered into an Administrative Order on Consent with the Ohio Environmental Protection Agency (OEPA) requiring investigation and remediation of contamination at the site. The Company is reimbursing the current owner for costs associated with ongoing groundwater monitoring and, following selection of an appropriate remedy by OEPA, will assume 90% of future remediation costs.

      In the 1980’s and 1990’s, the California Regional Water Quality Control Board (CRWQCB) and other state agencies ordered a predecessor of the Company to investigate and remediate soil and groundwater contamination at a former lumber treatment plant in Elmira, Ca. In 1996, the Company entered into an agreement with the State of California to conduct long-term operation and maintenance of the remedy implemented at the site.

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

13.     Comprehensive Income (Loss)

      Total comprehensive income (loss) for the quarter and six months ended June 30, 2002 and June 30, 2001 are as follows (in millions):

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Comprehensive income (loss):
Net Income (Loss)	$16.0	$9.2	$(3.1)	$1.8
Other comprehensive income (loss), net of tax:
Foreign currency Translations adjustments	10.8	(2.2)	5.0	(10.2)
Pension equity adjustment	(0.7)	—	(0.7)	—

	$26.1	$7.0	$1.2	$(8.4)

14.     Subsequent Events

      In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, Chief Executive Officer (CEO) and Director of the Company. Mr. Mosingo replaced Thomas E. Evans, the Company’s previous Chairman and CEO, as CEO. Under the terms of his separation agreement, Mr. Evans will receive $5.5 million on August 15, and quarterly payments of $0.3 million through June 30, 2004. The

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Company will reflect a restructuring charge of $8.1 million in the third quarter of 2002 related to the separation agreement.

15.     Consolidating Financial Statements

      Products issued Senior Notes in a total principal amount of $500.0 million in December 2001. The Senior Notes are guaranteed by the Company and all of the Company’s wholly owned domestic subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries). The following are consolidating financial statements of the Company, Products, its guarantor and non-guarantor subsidiaries:

CONSOLIDATING STATEMENT OF INCOME

	For the Quarter Ended June 30, 2002

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$98.3	$711.7	$263.0	$12.3	$1,085.3
Cost of goods sold	—	69.0	614.0	231.5	12.3	926.8
Selling, general & administrative expenses	0.1	52.2	12.1	12.6	—	77.0
Restructuring charge	—	—	—	—	—	—

Operating income (loss)	(0.1)	(22.9)	85.6	18.9	—	81.5
Interest Expense	(0.1)	36.6	—	1.8	—	38.3
Intercompany Interest	(1.4)	(2.2)	(6.3)	9.9	—	—
Loss on sale of receivables	—	0.2	—	0.9	—	1.1
Subsidiary preferred stock dividend	—	8.8	—	—	—	8.8
Subsidiary preferred stock accretion	—	2.0	—	—	—	2.0
Other expense, net	—	(2.9)	10.7	(1.9)	(4.3)	1.6

Income (loss) from continuing operations before income taxes	1.4	(65.4)	81.2	8.2	4.3	29.7
Income tax expense (benefit)	3.3	(139.4)	143.9	15.4	—	23.2

Income (loss) from continuing operations	(1.9)	74.0	(62.7)	(7.2)	4.3	6.5
Income from discontinued operations, net of income taxes	—	9.5	—	—	—	9.5
Equity in net income (loss) of subsidiaries	17.9	(65.6)	(14.6)	—	62.3	—

Net Income (Loss)	$16.0	$17.9	$(77.3)	$(7.2)	$66.6	$16.0

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Quarter Ended June 30, 2001

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$154.3	$148.0	$164.8	$(9.5)	$457.6
Cost of goods sold	—	131.0	127.0	144.2	(8.9)	393.3
Selling, general & administrative expenses	—	16.6	9.1	12.5	—	38.2
Restructuring charge	—	—	—	—	—	—

Operating income (loss)	—	6.7	11.9	8.1	(0.6)	26.1
Interest Expense	(0.1)	19.7	0.1	0.9	—	20.6
Intercompany Interest	(1.9)	6.0	(5.8)	1.7	—	—
Loss on sale of receivables	—	0.7	(0.1)	1.6	0.1	2.3
Subsidiary preferred stock dividend	—	—	—	—	—	—
Subsidiary preferred stock accretion	—	—	—	—	—	—
Other expense, net	—	4.2	0.9	(0.5)	(0.5)	4.1

Income (loss) from continuing operations before income taxes	2.0	(23.9)	16.8	4.4	(0.2)	(0.9)
Income tax expense (benefit)	1.2	(15.3)	10.6	0.8	—	(2.7)

Income (loss) from continuing operations	0.8	(8.6)	6.2	3.6	(0.2)	1.8
Income from discontinued operations, net of income taxes	—	7.4	—	—	—	7.4
Equity in net income (loss) of subsidiaries	8.4	9.6	19.2	—	(37.2)	—

Net Income (Loss)	$9.2	$8.4	$25.4	$3.6	$(37.4)	$9.2

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Six Months Ended June 30, 2002

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net Sales	$—	$186.8	$1,201.4	$611.9	$—	$2,000.1
Cost of goods sold	—	135.4	1,023.8	551.3	—	1,710.5
Selling, general & administrative expenses	0.1	97.3	19.7	27.5	—	144.6
Restructuring charge	—	5.6	0.7	2.8	—	9.1

Operating income (loss)	(0.1)	(51.5)	157.2	30.3	—	135.9
Interest Expense	(0.1)	71.1	0.1	4.5	—	75.6
Intercompany Interest	(2.9)	(5.2)	(9.6)	17.7	—	—
Loss on sale of receivables	—	0.4	—	1.8	—	2.2
Subsidiary preferred stock dividend	—	18.1	—	—	—	18.1
Subsidiary preferred stock accretion	—	3.9	—	—	—	3.9
Other expense, net	—	3.8	16.7	(10.7)	(1.9)	7.9

Income (loss) from continuing operations before income taxes	2.9	(143.6)	150.0	17.0	1.9	28.2
Income tax expense (benefit)	3.3	(162.7)	169.9	18.6	—	29.1

Loss from continuing operations	(0.4)	19.1	(19.9)	(1.6)	1.9	(0.9)
Income from discontinued operations, net of income taxes	—	9.5	—	—	—	9.5
Cumulative effect of change in accounting principal, net of income taxes	—	—	—	(11.7)	—	(11.7)
Extraordinary loss	—	—	—	—	—	—
Equity in net income (loss) of subsidiaries	(2.7)	(31.3)	(33.4)	—	67.4	—

Net Income (Loss)	$(3.1)	$(2.7)	$(53.3)	$(13.3)	$69.3	$(3.1)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Six Months Ended June 30, 2001

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Operating Income Net Sales	$—	$329.1	$302.4	$302.9	$(23.7)	$910.7
Cost of goods sold	—	271.6	261.8	277.9	(23.7)	787.6
Selling, general & administrative expenses	0.1	15.8	37.9	22.6	—	76.4
Restructuring charge	—	2.3	0.8	6.1	—	9.2

Operating income (loss)	(0.1)	39.4	1.9	(3.7)	—	37.5
Interest Expense	(0.1)	40.9	1.5	1.6	—	43.9
Intercompany Interest	(1.8)	11.8	(13.3)	3.3	—	—
Loss on sale of receivables	—	0.7	(0.1)	3.0	0.1	3.7
Subsidiary preferred stock dividend	—	—	—	—	—	—
Subsidiary preferred stock accretion	—	—	—	—	—	—
Other expense, net	—	6.6	0.5	(1.3)	—	5.8

Income (loss) from continuing operations before income taxes	1.8	(20.6)	13.3	(10.3)	(0.1)	(15.9)
Income tax expense (benefit)	1.2	(13.7)	8.8	(6.9)	—	(10.6)

Loss from continuing operations	0.6	(6.9)	4.5	(3.4)	(0.1)	(5.3)
Income from discontinued operations, net of income taxes	—	7.4	—	—	—	7.4
Extraordinary loss	—	—	0.3	—	—	0.3
Equity in net income (loss) of subsidiaries	1.2	0.7	9.1	—	(11.0)	—

Net Income (Loss)	$1.8	$1.2	$13.3	$(3.4)	$(11.1)	$1.8

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING BALANCE SHEET

	June 30, 2002

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$(27.6)	$18.9	$121.6	$—	$112.9
Accounts and other receivables, net	—	2.1	12.1	519.1	1.9	535.2
Inventories	—	12.4	103.2	46.8	—	162.4
Other	—	9.7	67.8	81.9	—	159.4

Total current assets	—	(3.4)	202.0	769.4	1.9	969.9
Investment in subsidiaries	500.6	1,943.5	6.0	—	(2,450.1)	—
Property, plant and equipment, net	—	40.8	323.6	300.4	—	664.8
Goodwill, net	—	0.9	1,063.7	94.3	—	1,158.9
Deferred tax assets	—	92.6	53.0	4.1	—	149.7
Intangible assets	—	—	84.9	—	—	84.9
Other noncurrent assets	—	93.2	45.0	41.8	—	180.0

Total Assets	$500.6	$2,167.6	$1,778.2	$1,210.0	$(2,448.2)	$3,208.2

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Short term borrowings	$—	$4.7	$—	$24.9	$—	$29.6
Current maturities — long term debt	—	25.0	—	0.8	—	25.8
Accounts payable	—	66.6	283.5	184.2	—	534.3
Accrued expenses	—	115.7	80.7	119.3	—	315.7

Total current liabilities	—	212.0	364.2	329.2	—	905.4
Long term debt	—	1,270.5	—	—	—	1,270.5
Intercompany (receivable)/ payable	—	(163.2)	(477.5)	640.7	—	—
Minority interest in consolidated subsidiary	—	—	—	11.5	—	11.5
Other including post-retirement benefit obligation	—	240.2	96.4	76.1	—	412.7
Mandatorily redeemable preferred stock of subsidiary	—	107.5	—	—	—	107.5

Common stockholders equity	500.6	500.6	1,795.1	152.5	(2,448.2)	500.6

Total liabilities and common stockholders equity	$500.6	$2,167.6	$1,778.2	$1,210.0	$(2,448.2)	$3,208.2

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATED BALANCE SHEET

	December 31, 2001

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.2	$(3.8)	$12.7	$64.8	$—	$73.9
Accounts and other receivables, net	—	8.7	140.6	250.9	5.9	406.1
Inventories	—	37.6	55.7	39.3	—	132.6
Other	—	8.6	71.4	51.9	—	131.9

Total current assets	0.2	51.1	280.4	406.9	5.9	744.5
Investment in subsidiaries	374.5	1,784.9	396.5	—	(2,555.9)	—
Property, plant and equipment, net	—	63.9	254.7	294.0	—	612.6
Goodwill, net	—	23.7	1,101.3	133.0	(4.2)	1,253.8
Other assets	—	195.9	106.6	74.5	—	377.0

Total Assets	$374.7	$2,119.5	$2,139.5	$908.4	$(2,554.2)	$2,987.9

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$10.1	$0.1	$25.5	$—	$35.7
Current portion of long-term debt	—	18.0	(0.1)	1.6	—	19.5
Accounts payable	—	100.2	247.5	121.0	—	468.7
Accrued expenses	—	65.9	83.7	90.1	—	239.7

Total current liabilities	—	194.2	331.2	238.2	—	763.6
Long-term debt	—	1,282.0	(0.3)	0.7	—	1,282.4
Intercompany payable (receivable)	—	(102.4)	4.1	98.3	—	—
Other noncurrent liabilities	—	221.9	137.4	58.6	—	417.9
Mandatorily redeemable preferred stock of subsidiary	—	149.3	—	—	—	149.3

Common stockholders equity	$374.7	$374.5	$1,667.1	$512.6	$(2,554.2)	$374.7

Total liabilities and common stockholders equity	$374.7	$2,119.5	$2,139.5	$908.4	$(2,554.2)	$2,987.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2002

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.2)	$(101.5)	$(407.9)	$621.2	$—	$111.6

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(17.3)	(28.3)	(20.2)	—	(65.8)
Sales of property, plant and equipment	—	0.2	—	—	—	0.2
Payments of acquisition costs	—	—	(39.1)	—	—	(39.1)
Acquisitions, net of cash acquired	—	(2.6)	—	—	—	(2.6)

Net cash used in investing activities	—	(19.7)	(67.4)	(20.2)	—	(107.3)

FINANCING ACTIVITIES
Issuance of long-term debt	—	—	—	—	—	—
Cost of debt issuance	—	—	—	—	—	—
Repayment of long-term debt	—	(5.2)	—	(0.4)	—	(5.6)
Decrease in short-term borrowings	—	(4.7)	—	(1.4)	—	(6.1)
Net borrowings (repayments) on revolving credit facilities	—	—	—	—	—	—
Net proceeds from issuance of common stock	153.1	—	—	—	—	153.1
Repurchase of preferred stock	—	(100.0)	—	—	—	(100.0)
Repayment of debt assumed	—	(6.7)	—	—	—	(6.7)
Intercompany transfers to (from) Subsidiary	(153.1)	213.9	481.5	(542.3)	—	—

Net cash provided by (used in) financing activities	—	97.3	481.5	(544.1)	—	34.7

Increase (decrease) in cash and cash equivalents	(0.2)	(23.9)	6.2	56.9	—	39.0
Cash and cash equivalents at beginning of period	0.2	(3.7)	12.7	64.7	—	73.9

Cash and cash equivalents at end of period	$—	$(27.6)	$18.9	$121.6	$—	$112.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Six Months Ended June 30, 2001

			Non-
			Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$274.7	$(237.5)	$82.1	$—	$119.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(4.7)	(8.5)	(11.2)	—	(24.4)
Sales of property, plant and equipment	—	—	16.0	—	—	16.0
Sale of business	—	—	3.5	—	—	3.5
Acquisitions, net of cash acquired	—	(7.3)	—	—	—	(7.3)

Net cash used in investing activities	—	(12.0)	11.0	(11.2)	—	(12.2)

FINANCING ACTIVITIES
Issuance of long-term debt	—	50.0	—	—	—	50.0
Cost of debt issuance	—	(10.7)	—	—	—	(10.7)
Repayment of long-term debt	—	(71.9)	—	—	—	(71.9)
Increase (decrease) in short-term borrowings	—	1.4	—	—	—	1.4
Repayments on revolving credit facilities	—	(130.8)	—	(16.9)	—	(147.7)
Net proceeds from issuance of common stock	46.9	—	—	—	—	46.9
Reissue of treasury stock	61.3	—	—	—	—	61.3
Intercompany transfers to (from) Subsidiary	(108.2)	(59.8)	229.3	(61.3)	—	—

Net cash provided by (used in) financing activities	—	(221.8)	229.3	(78.2)	—	(70.7)

Increase (decrease) in cash and cash equivalents	—	40.9	2.8	(7.3)	—	36.4
Cash and cash equivalents at beginning of period	0.5	(4.2)	1.0	23.6	—	20.9

Cash and cash equivalents at end of period	$0.5	$36.7	$3.8	$16.3	$—	$57.3

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Quarter Ended June 30, 2002 versus Quarter Ended June 30, 2001

      Net Sales: Net sales for the second quarter of 2002 increased 137.2% or $627.7 million to $1,085.3 million from the second quarter of 2001. The increase in net sales was primarily driven by the Company’s acquisitions of TAC-Trim, Becker, Joan and Southwest Laminates (SWL), whose sales in aggregate accounted for $625 million of the increase. Excluding the impact of the acquisitions, net sales increased 0.5% from the comparable period last year. The increase was mainly due to a $20 million increase in production in North America and $2 million due to overall stronger foreign currencies. These increases were offset by $14 million of customer price reductions and a $4 million reduction due to a business disposed of in 2001.

      Net sales for the North American Automotive Interior Systems division (NAAIS) increased $455.0 million to $726.2 million from the second quarter of 2001. Excluding the $453 million impact of the TAC-Trim and Becker acquisitions, net sales for NAAIS increased 0.8% from the same period last year. This increase is primarily due to a $19.0 million increase in Carpet and Acoustic volumes due to higher North American car builds. The increase is partially offset by a $2 million discontinued non-automotive retail business, a $6 million decline in Plastics and Cockpits sales and $8 million of customer price reductions.

      Net sales for the European and rest of World Automotive Interior Systems division (Europe and ROW), which includes South America, increased 214.1% to $198.8 million from the second quarter of 2001. Excluding the $133 million benefit of TAC-Trim, sales increased 4.6%. The increase is primarily due to $3 million of new business and the $3 million impact of stronger European currencies partially offset by $2 million of customer price reductions.

      Net sales for the Specialty Automotive Products division increased 30.1% to $160.3 million, compared to the second quarter of 2001. Excluding the acquisition of Joan and SWL which contributed $40 million, net sales declined 2.4%. The decline is primarily due to $5 million of customer price reductions, $2 million related to the discontinuance of a low margin headliner business and a $5 million reduction of Fabric production partially offset by a $9 million increase in the sale of convertible systems primarily the Ford Thunderbird and the Chrysler Sebring.

      Gross Margin: For the second quarter of 2002, gross margin was 14.6% up from 14.1% in the comparable 2001 period. The gross margin in the NAAIS division increased from 15.6% to 17.2% and the gross margin of the Specialty Automotive Products divisions increased from 16.2% to 18.0%. The increases at these divisions were a result of approximately $21 million in manufacturing efficiencies and purchasing savings offset by $13 million of customer price reductions. These increases were partially offset by a decline in the gross margin of Europe and ROW from 3.5% to 2.6%. The Europe and ROW decline was due primarily to a $68 million increase in sales of its lower margin cockpit assembly business.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the second quarter of 2002 were $77.0 million compared to $38.2 million in the comparable 2001 period. The increase is due to the additional costs assumed from the acquisitions. Due to sales leveraging, in tandem with reductions in headcount and discretionary spending, selling, general and administrative expenses as a percentage of sales declined from 8.3% in the second quarter 2001 to 7.1% in the second quarter 2002.

      Operating Income Highlights by Division: The NAAIS results reflect a $14.0 million improvement in operating performance at the Carpet & Acoustics business attributable to $3 million of sales growth resulting from an increase in light vehicle build, as well as $15 million of manufacturing improvements and purchasing savings offset by $5 million of customer price reductions. After considering the $49 million impact of acquisitions, the Plastic & Cockpit business operating income decreased due to customer price reductions and a decline in sales volumes of certain GM models.

      The Europe and ROW increase in net loss was primarily the result of the acquisition of certain TAC-Trim locations, which also had a net loss.

      Specialty Automotive Products division operating income increased $8.5 million, of which $5 million was a result of the acquisitions. The remaining increase was primarily the result of $6 million of improved manufacturing performance and purchasing savings and $5 million due to increased build volumes primarily offset by customer price reductions.

      Interest Expense: Net interest expense increased $17.7 million to $38.3 million for the second quarter of 2002. The increase in interest expense is due primarily to the $500.0 million 10  3/4% Senior Notes, due 2011 issued in December 2001 and an increase in the amortization of loan fees. The increase was partially offset by lower borrowing rates on the Senior Credit Facilities

      Loss on Sale of Receivables: The Company has the ability to sell, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $1.1 million was recognized during the second quarter of 2002, compared to a loss of $2.3 million for the second quarter of 2001. The decrease is primarily due to lower sales of eligible receivables and lower interest rates.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, C&A Products repurchased $133.3 million of liquidation preference, initially valued at $56.8 million, along with accrued dividends of $6.9 million. The preferred stock requirement includes both accretion and dividend costs of $2.0 million and $8.8 million for the quarter ended June 30, 2002. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      Other Expense (Income): For the quarter ended June 30, 2002 other income increased $13.5 million to $13.6 million. The increase consisted primarily of foreign currency exchange gains.

      The Company recognized other expense of $15.2 million in the second quarter of 2002, compared to other expense of $4.2 million in the second quarter of 2001. The increase in other expense resulted primarily from losses related to derivatives used in the Company’s foreign currency hedging strategy offset by a $3 million loss on a 2001 sale leaseback transaction.

      Income Taxes: On a quarterly basis, the Company recognizes tax expense based upon an estimate of its overall effective tax rate (before preferred stock requirements) for the full year. The overall effective tax rate for the year fluctuates primarily due to changes in estimated income for the full year, the mix of income and losses in different tax jurisdictions and the impact of non-deductible preferred stock dividends and accretion. The Company recognized income tax expense of $23.2 million in the second quarter of 2002 compared to an income tax benefit of $2.7 million in the second quarter of 2001.

      In the near term, the Company has an unusually high tax rate for several key reasons, including; interest expense is concentrated in the U.S. creating a low U.S. pre-tax income base; the inclusion of semi-fixed taxes that do not fluctuate with income; the incurrence of foreign losses for which tax benefits are unavailable; and the fact that foreign rates are in excess of U.S. federal rates. Cash taxes paid during the period were $7.9 million.

      Discontinued Operations: For the quarter ended June 30, 2002 and 2001, the Company received payment on environmental claims related to discontinued operations, for which reserves were previously charged, and received proceeds of $15.8 million and $12.2 million, respectively. Of these amounts, $9.5 million and $7.4 million were recorded as income from discontinued operations in the second quarter of 2002 and 2001, respectively, net of income taxes of $6.3 million and $4.8 million, respectively.

      Net Income: The combined effect of the foregoing resulted in net income of $16.0 million in the second quarter of 2002, compared to net income of $9.2 million in the second quarter of 2001.

      Net (loss) available to common shareholders: In June 2002, $100.0 million of proceeds, from the 16 million share common stock offering, was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of $63.7 million. In accordance with generally accepted accounting principles, the difference between the $63.7 million reduction in carrying value and the $100.0 million cash payment was excluded from net income and recorded directly to equity in the Company’s accumulated deficit account. Although this $36.3 million equity charge is excluded from net income, the charge is included in the computation of earning/(loss) per share and is included in the net loss available to common shareholders.

     Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001

      Net Sales: Net sales for the six months ended June 30, 2002 increased 119.6% to $2,000.1 million up $1,089.4 million from the six months ended June 30, 2001. The increase in net sales was primarily driven by the Company’s acquisitions of TAC-Trim, Becker, Joan and SWL, which in aggregate contributed $1,108 million. Excluding the impact of the acquisitions, net sales decreased 2.1% from the comparable period last year. The decrease is due primarily to a $9 million reduction resulting from discontinued retail, non-automotive and low margin business, $28 million of customer price reductions and $2 million due to the weaker Canadian currency offset by a $24 million increase in North American production and new business.

      Net sales for the North American Automotive Interior Systems division (NAAIS) increased $816.3 million to $1,347.4 million from the comparable six month period ended June 30, 2001. Excluding the impact of the TAC-Trim and Becker acquisitions totaling $822, net sales for NAAIS decreased 1.0% from the comparable 2001 period. This reduction is primarily due to $6 million of discontinued non-automotive retail business, $10 million decline in Plastics and Cockpits sales, $15 million of customer price reductions and $2 million attributable to the weaker Canadian currency. These decreases were partially offset by a $28 million increase in Carpet and Acoustic volumes due to higher North American car builds when compared to the prior year period.

      Net sales for the European and Rest of World Automotive Interior Systems division (Europe and ROW), which includes South America, increased 157.7 % to $346.6 million from the comparable 2001 six month period. Without the benefit of TAC-Trim sales totaling $213 million, sales declined 0.8%. The decrease is due primarily to $2 million of customer price reductions

      Net sales for the Specialty Automotive Products division increased 24.9% to $306.1 million, compared to the first half of 2001. Excluding the acquisition of Joan and SWL, which contributed about $73 million to net sales, net sales declined 4.9%. The Europe and ROW decline is due primarily to about $11 million of customer price reductions, $3 million of discontinued low margin business and $3 million reduction of fabric production, these decreases were partially offset by approximately a $6 million increase in the sale of convertible systems principally the Ford Thunderbird and the Chrysler Sebring.

      Gross Margin: For the six months ended June 30, 2002, gross margin was 14.5% up from 13.5% in the comparable 2001 period. The gross margins in the NAAIS division increased from 14.5% to 16.4% and the gross margins of the Specialty Automotive Products divisions increased from 14.7% to 18.3%. The increases at these divisions resulted from higher gross margins of acquired companies, approximately $40 million in manufacturing efficiencies and purchasing savings offset by $26 million of customer price reductions. These increases were partially offset by a decline in the gross margin of Europe and ROW from 7.4% to 3.7%. This Europe and ROW decline was due primarily to a $95 million increase in sales of its lower margin cockpit assembly business.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended June 30, 2002 were $144.6 million compared to $76.4 million in the 2001 comparable period. The increase is due to the additional costs assumed from the acquisitions. Due to sales leveraging, in tandem with reductions in headcount and discretionary spending, selling, general and administrative expenses as a percentage of sales declined from 8.4% in the six months ended June 30, 2001 to 7.2% in comparable 2002 period.

      Restructuring Charge: During the first quarter 2002, the Company undertook a restructuring program costing $9.1 million compared to the restructuring program undertaken in the first quarter 2001 costing $9.2 million. The 2002 charge includes $5.5 million of severance cost and $3.6 million of future commitments.

      Operating Income Highlights by Division: The NAAIS results reflect a $25.0 million improvement in operating performance at the Carpet & Acoustics business. The improvement was primarily attributable to

$4 million of sales growth resulting from an increase in light vehicle build, $27 million of manufacturing improvements and purchasing savings, offset by customer price reductions. After considering the approximately $85 million impact of the acquisitions, Plastic & Cockpit business operating income decreased due to a decline in sales volumes and resulting inefficiencies associated primarily with certain GM models and customer price reductions.

      The Europe and ROW operating performance was adversely impacted by a net loss of $10 million related to Tac-Trim locations, $2 million of launch costs associated with the “BMW Mini program”, $2 million of severance costs and $2 million due to the loss of certain programs and the disposition of a non-automotive business.

      Specialty Automotive Products division operating income increased $17.7 million of which $13 million was from the impact of the acquisitions. The remaining increase was primarily the result of $13 million of improved manufacturing performance and purchasing savings and $6 million due to increased build volumes primarily offset by customer price reductions.

      Interest Expense: Net interest expense increased $31.7 million to $75.6 million for the six months ended June 30, 2002. The increase in interest expense is primarily attributed to the $500.0 million 10 3/4% Senior Notes, due 2011 issued in December 2001 and an increase in the amortization of loan fees. The increase was partially offset by lower borrowing rates on the Senior Credit Facilities and the prior year retirement of $48.3 million of JPS Automotive 11 1/8% senior notes.

      Loss on Sale of Receivables: The Company has the ability to sell, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $2.2 million was recognized during the six months ended June 30, 2002, compared to a loss of $3.7 million for the comparable 2001 period. The decrease is primarily due to lower sales of eligible receivables and lower interest rates.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, C&A Products repurchased $133.3 million of liquidation preference that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The preferred stock requirement includes both accretion and dividend costs $3.9 million and $18.1 million for the six months ended June 30, 2002. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      Other Expense (Income): Other income increased $11.6 million to $16.4 million. The increase consisted primarily of foreign currency exchange gains.

      The Company recognized other expense of $24.3 million in the six month period ended June 30, 2002 compared to other expense of $10.6 million in the comparable 2001 period. The increase in other expense resulted primarily from losses related to derivatives used in the Company’s foreign currency hedging strategy along with losses from a joint venture of $3.4 million. Partially offsetting the increase was a $3 million loss on a 2001 sale leaseback transaction.

      Income Taxes: On a quarterly basis, the Company recognizes tax expense based upon an estimate of its overall effective tax rate (before preferred stock requirements) for the full year. The overall effective tax rate for the year fluctuates primarily due to changes in estimated income for the full year, and the mix of income and losses in different tax jurisdictions and the impact of non-deductible preferred stock dividends and accretion. The Company recognized income tax expense of $29.1 million in the first half of 2002 compared to an income tax benefit of $10.6 million in the first half of 2001.

      In the near term, the Company has an unusually high tax rate for several key reasons, including; interest expense is concentrated in the U.S. creating a low U.S. pre-tax income base; the inclusion of semi-fixed taxes that do not fluctuate with income; the incurrence of foreign losses for which tax benefits are unavailable; and the fact that foreign rates are in excess of U.S. federal rates. Cash taxes paid during the period were $10.1 million.

      Discontinued Operations: For the six months ended June 30, 2002 and 2001, the Company received payment on environmental claims related to discontinued operations, for which reserves were previously charged, and received proceeds of $15.8 million and $12.2 million, respectively. Of these amounts, $9.5 million and $7.4 million were recorded as income from discontinued operations in the second quarter of 2002 and 2001, respectively, net of income taxes of $6.3 million and $4.8 million, respectively.

      Net Income: The combined effect of the foregoing resulted in net loss of $3.1 million in the first half of 2002, compared to net income of $1.8 million in the first half of 2001.

      Net (loss) available to common shareholders: In June 2002, $100.0 million of proceeds, from the 16 million share common stock offering, was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of $63.7 million. In accordance with generally accepted accounting principles, the difference between the $63.7 million reduction in carrying value and the $100.0 million cash payment was excluded from net income and recorded directly to equity in the Company’s accumulated deficit account. Although this $36.3 million equity charge is excluded from net income, the charge is included in the computation of earnings/(loss) per share and is included in the net loss available to common shareholders.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $112.9 million and $73.9 million at June 30, 2002 and December 31, 2001, respectively. Additionally, the Company had $333.9 million of unutilized availability under its credit arrangements and receivables facility as of June 30, 2002. The total was comprised of $205.8 million under the Company’s receivables facility $98.9 million under the Company’s revolving credit facility (including $75.0 million available to certain of the Company’s Canadian subsidiaries), approximately $29.2 million under bank demand lines of credit in Canada and Austria, and a line of credit for certain other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $76.1 million as of June 30, 2002.

      The Company’s principal sources of funds are cash generated from operating activities, borrowings under credit agreement facilities and the issuance of common stock. To facilitate the collection of funds from operating activities, the Company has sold receivables under its receivables facility and has also entered into an accelerated payment collection program with two of its larger customers. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company seeks to further improve working capital management and continue to utilize a lease financing strategy.

     Operating Activities

      Net cash provided by operating activities of the Company was $111.6 million for the six months ended June 30, 2002, compared to net cash provided by operating activities of $119.3 million in the six months ended June 30, 2001. The 2002 period reflects an increase in cash generated from the Company’s expanded operations. This increase was offset by an increase in working capital due primarily to increases in accounts receivable as well as an increase in accounts payable that resulted from the timing of payments.

     Investing Activities

      Net cash used in investing activities of the Company was $107.3 million for the six months ended June 30, 2002, compared to net cash used of $12.2 million for the six months ended June 30, 2001. The increase in cash used in investing activities is primarily the result of a $41.4 million increase in capital expenditures which is the result of the larger size of the Company due to its acquisitions, the payment of $39.1 million in acquisition costs related to the TAC-Trim acquisition which had been previously accrued and the impact of $16.0 million in proceeds from the sale of property, plant and equipment in the prior year compared to the current year in which the Company had insignificant proceeds from such sales.

     Financing Activities

      Net cash provided from financing activities for the six months ended June 30, 2002 was $34.7 million compared to net cash used in financing activities for the six months ended June 30, 2001 of $70.7 million. This increase in cash provided from financing activities is the result of a $160 million reduction in net borrowings, a $100 million increase in the repurchase of preferred stock and a $45 million increase in proceeds from the issuance of common stock.

Outlook

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, costs associated with the Company’s previously divested businesses, capital expenditures and lease expense. The completion of the TAC-Trim acquisition on December 20, 2001 significantly increased the debt levels and has required significant additional liquidity in order to launch part of TAC-Trim’s projected new book of business and to finance capital expenditures at TAC-Trim. Management expects that a portion of the additional liquidity requirements will be funded from the cash generated from operating the acquired companies. These new liquidity requirements will relate primarily to tooling and advanced engineering and development. While the Company ultimately expects to be entitled to receive these amounts from customers, it will need to finance these requirements to achieve its revenue goals. Otherwise, much of the increased capital expenditures relate to the Company’s larger size and are expected to be readily serviced by the larger cash flow base. Management believes cash flow from operations, the inflow of capital, debt financings and refinancing of indebtedness that occurred in 2001 provide adequate sources of liquidity for the Company. The Company continues to explore other sources of liquidity.

     Contractual Obligations

      Below is a table that identifies the Company’s significant contractual obligations. For additional information regarding these obligations please refer to the Company’s Annual Report on Form 10-K/ A, for the year ended December 31, 2001.

	Payment Due By Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in millions)
Long-Term Debt	$1,296.3	$25.8	$205.0	$565.5	$500.0
Preferred Stock(1)	212.7	—	—	—	212.7
Operating Leases	302.1	42.1	96.9	54.2	108.9
Capital Expenditures	30.6	30.6	—	—	—
Short-term borrowings	29.6	29.6	—	—	—

Total Obligations	$1,871.3	$128.1	$301.9	$619.7	$821.6

(1)	Mandatorily Redeemable Preferred Stock of Subsidiary

      Capital Expenditures: The Company makes capital expenditures on a recurring basis for replacements and improvements. As of June 30, 2002, the Company made approximately $65.8 million in capital expenditures. The Company currently anticipates that its capital expenditures for 2002 will range from approximately $125 million to $135 million. A portion of capital expenditures may be financed through leasing arrangements. Capital expenditures in future years will depend upon demand for the Company’s products and changes in technology.

     Sources of Liquidity

      The table below identifies the Company’s significant sources of liquidity:

	Availability Expiration Per Period

	Maximum
	Amount	Less Than
	Available	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in millions)
Receivables Facility(1)	$250	$250	—	—	—
Revolving Credit Facility(2)	175	—	—	175	—
Lines of Credit(3)	55	55	—	—	—

Total Available	$480	$305	—	$175	—

(1)	Amount available at June 30, 2002 was $205.8 million.

(2)	At June 30, 2002, $76.1 million of outstanding letters of credit reduce the maximum amount available under the Revolving Credit Facility.

(3)	Amount available at June 30, 2002 was $29.2 million.

     Other Claims

      As of June 30, 2002, the Company is party to approximately 678 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $192,000 or an average of less than $4,361 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. Coverage by these insurance carriers does not expire when the current claims handling agreement terminates. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date, and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

Other Information

Effects of Certain Transactions with Related Parties

      The Company entered into a lease agreement with Becker Ventures, an entity controlled by one of the Company’s current directors and shareholders, for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2002 cost for the facilities will be approximately $2.4 million.

For the quarter and six months ended June 30, 2002, the Company recorded a total cost of $5.6 million and $8.7 million, respectively, for rental expenses with related parties.

      On April 12, 2002, the Company signed and closed on a merger agreement with Mr. McCallum (a current director and shareholder of the Company) and a lamination company wholly owned by Mr. McCallum, pursuant to which the acquired company was merged into a wholly owned subsidiary of the Company. As consideration in the transaction, Mr. McCallum received 400,000 shares of Common Stock and $2.5 million in cash. Pursuant to the merger agreement, debt owing to Mr. McCallum of $6.7 million was also repaid. The Company acquired the lamination business to optimize the supply chain on certain of its fabric products and provide low cost lamination products and services to Tier-1 customers.

     Subsequent Events

      In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, Chief Executive Officer (CEO) and Director of the Company. Mr. Mosingo replaced Thomas E. Evans, the Company’s previous Chairman and CEO, as CEO. Under the terms of his separation agreement, Mr. Evans will receive $5.5 million on August 15, and quarterly payments of $0.3 million through June 30, 2004. The Company will reflect its restructuring charge of $8.1 million in the third quarter of 2002 related to the separation agreement.

     Accounting for Goodwill

      During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests. The Company completed its impairment test and recorded an impairment loss of $11.7 million (having no tax impact), or $0.17 per average basic and diluted share relating to the UK Plastics business in the European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and therefore, is accounted for as if it occurred on January 1, 2002.

      In accordance with the provisions of SFAS 142, the Company did not amortize goodwill for the quarter and six month periods ended June 30, 2002. If goodwill amortization had not been recorded for the quarter and six months ended June 30, 2001, net income would have increased $1.6 and $3.2 million to an adjusted net income of $10.8 and $5.0 million, respectively. The related earnings per share for the quarter and six months ended June 30, 2001 would increase $0.05 and $0.11 per share resulting in adjusted income per share of $0.31 and $0.16 for each period respectively.

     Allocation of Purchase Price

      Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. In the second quarter 2002, the Company’s external consultants completed the valuations of all TAC-Trim acquired intangible and fixed assets. Based upon these valuations: (1) an intangible asset of $51.0 million for customer contracts was recorded based on the value of individual customer contracts — these intangible assets are being amortized over the contract’s performance period, which extends through 2012; (2) the Company revised its first quarter estimate for specifically identifiable intangible assets acquired as part of the Tac-Trim purchase from $40.0 to $24.0 million (the weighted average lives increased from 7 to 10 years); and (3) the valuations also resulted in a $31.7 million increase in fixed assets and adjustment of their useful lives. Accordingly, a reduction in depreciation of $4.9 million and an increase in amortization of $4.5 million was recorded for the six month period ended June 30, 2002 related to the adjusted asset balances. The allocation of the purchase price for the TAC-Trim acquisition is substantially complete but may be revised based upon the Company’s final review of valuations prepared by external consultants. This review is not expected to result in significant adjustments. The Becker, Joan and TAC-Trim acquisitions are intended to solidify the Company’s position as a premier supplier of interior components and automotive fabrics.

     Purchase Price Adjustments

      Under the TAC-Trim acquisition agreement, the purchase price paid by the Company was subject to adjustment based upon working capital and debt levels and the seller was entitled to a return of any cash left in the business at closing and reimbursement of certain capital expenditures made by it after September 30, 2001. The Company and Textron finalized the purchase price in May 2002 and paid Textron $15 million in cash and also received an option to redeem $133.3 million in Series A Redeemable Preferred Stock for $100 million.

     Restructuring

      In the first quarter of 2002, the Company undertook a restructuring program to rationalize operations in North America, Europe and Specialty operations that resulted in a restructuring charge of $9.1 million. This restructuring included $5.5 million of cash severance costs and $3.6 million of costs related to the establishment of reserves for lease commitments and lease termination fees. The Company incurred severance costs for over 100 personnel primarily at the Company’s North America and European headquarters and additional reductions at its Specialty operations. The reserve for lease commitments relates to contractual obligations for the Company’s former headquarters facility, while the termination fees relate to an aircraft lease on an aircraft that the company is no longer using. The company relocated its headquarters to its new resource center in order to optimize and consolidate corporate operations. The Company may elect to implement additional restructuring activities as opportunities to achieve cost savings arise in future periods.

     Additional Information About the Company’s Operations

      Direct sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

	Six Months Ended

	June 30,	June 30,
	2002	2001

Daimler Chrysler AG	34.1%	19.6%
General Motors Corporation	21.3%	28.6%
Ford Motor Company	21.9%	22.8%
Transplants(A)	9.7%	14.8%

(A)	Includes Honda, Nissan and Toyota.

      The decline in the percent of consolidated net sales is a consequence of the significant increase in overall revenues following the TAC-Trim acquisition, which closed in December, 2001.

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

      For a discussion of certain of these and other important factors which may affect the Company’s operations, products and markets, see Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, in this Form 10-Q and other filings with the Securities and Exchange Commission and “Risk Factors” in the Company’s prospectus supplement dated June 10, 2002, filed with the Securities and Exchange Commission.

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

Interest Rate Exposure

      The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s variable rate debt obligations. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at June 30, 2002.

      The tables below provide information about the Company’s derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including debt obligations. The table presents principal cash flows and related interest rates by expected maturity dates for the Company’s long-term debt obligations. The instrument’s actual cash flows are denominated in U.S. dollars (dollar amounts in millions).

								Fair
	Expected Maturity Date							Value
								June 30,
	2002	2003	2004	2005	2006	Thereafter	Total	2002

	(in millions)
Long-Term Debt:
Fixed rate ($US)	—	—	—	—	400.0	500.0	900.0	882.0
Average interest rate	—	—	—	—	11.5%	10.75%
Variable rate ($US)	13.9	23.4	28.0	331.0	—	—	396.3	396.3
Average interest rate	(1)	(1)	(1)	(1)			(1)

(1)	Borrowings bear interest at variable rates primarily based on a spread to the adjusted LIBOR rate or, at the Company’s option, a base rate. The Company is sensitive to interest rate changes and based upon amounts outstanding at June 30, 2002 a 0.5% increase in the weighted average interest rate (6.4% at June 30, 2002) would increase interest costs by approximately $2.0 million annually.

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

      At June 30, 2002, the Company had outstanding the following foreign currency forward and option contract amounts (amounts in millions, except average contract rate):

Currency	Currency	Contract	Weighted Average Contract	Unrealized
(Pay)	(Receive)	Amount	Rate Per Convention	Gain (Loss)

GBP	EUR	$9.7	0.6162 GBP per EUR	0.5
EUR	USD	$2.7	0.8821 USD per EUR	(0.3)
CAD	USD	$409.4	1.5925 CAD per USD	(7.9)
USD	CAD	$218.4	1.5553 CAD per USD	5.1
USD	EUR	$2.8	0.8767 USD per EUR	0.3
MXN	USD	$2.2	9.5980 MXN per USD	0.1
CZK	EUR	$8.0	0.0327 EUR per CZK	(0.3)
BRL	USD	$2.3	2.4887 BRL per USD	0.4
EUR	CZK	$8.0	0.0330 EUR per CZK	0.3

      These amounts include option contracts with an aggregate notional amount of $170.2 million outstanding at June 30, 2002 with a weighted average strike price of $1.62 CAD per USD. For additional information on hedging activities see Note 5, “Foreign Currency Protection Programs” in the notes to the financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

3.5	Certificate of Amendment of Amended and Restated certificate of Incorporation (Incorporated by reference to exhibit 3.5 to Form 8-K filed May 29, 2002)
10.1	Separation and Consultancy Agreement dated July 31, 2002 (Incorporated by reference to exhibit 10.1 of form 8-K filed August 2, 2002.)
10.2	Severance Benefit Agreement between Collins and Aikman Corporation and an officer of the Company dated April 5, 2002.
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges
99.1	Registrant’s Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings
99.2	Registrant’s Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings
99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b))

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

      April 17, 2002 — Item 5 (Other Events)

      May 21, 2002 — Item 5 (Other Events)

      May 29, 2002 — Item 5 (Other Events)

      June 14, 2002 — Item 7 (Financial Statements and Exhibits)

      August 2, 2002 — Item 5 (Other Events)

      August 8, 2002 — Item 9 (Regulation FD Disclosure)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN CORPORATION

By:	/s/ MICHAEL STEPP

J. Michael Stepp
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ JAMES L. MURAWSKI

James L. Murawski
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

Dated: August 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

3.5	Certificate of Amendment of Amended and Restated certificate of Incorporation (Incorporated by reference to exhibit 3.5 to Form 8-K filed May 29, 2002)
10.1	Separation and Consultancy Agreement dated July 31, 2002 (Incorporated by reference to exhibit 10.1 of form 8-K filed August 2, 2002.)
10.2	Severance Benefit Agreement between Collins and Aikman Corporation and an officer of the Company dated April 5, 2002.
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges
99.1	Registrant’s Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings
99.2	Registrant’s Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings
99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b))