Form 10-Q
period 2002-09-30
COLLINS & AIKMAN CORP
filed 2002-11-14
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

      As of October 31, 2002, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

Item 1. Financial Statements.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATING STATEMENT OF INCOME
CONSOLIDATING STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONSOLIDATED BALANCE SHEET
CONSOLIDATED CASH FLOWS STATEMENT
CONSOLIDATING STATEMENT OF CASH FLOWS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
Quarter Ended September 30, 2002 versus Quarter Ended September 30, 2001
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
Employment and Consulting Agreement
Separation Agreement Dated September 2002
Separation Agreement Dated October 2002
Computation of Earnings Per Share
Computation of Ratios of Earnings to Fixed Charges
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to Section 906

Item 1.     Financial Statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

			(Footnote 2)

	(Unaudited)

	(in millions, except for per share data)
Net sales	$922.5	$430.4	$2,922.6	$1,341.1
Cost of goods sold	821.8	377.1	2,532.3	1,164.7

Gross profit	100.7	53.3	390.3	176.4
Selling, general and administrative expenses	71.2	41.8	215.8	118.2
Restructuring charges and impairment of long-lived assets	33.8	—	42.8	9.2

Operating income (loss)	(4.3)	11.5	131.7	49.0
Interest expense, net	37.0	20.4	112.6	64.3
Loss on sale of receivables	0.8	1.0	3.0	4.7
Subsidiary preferred stock dividend	6.2	—	24.4	—
Subsidiary preferred stock accretion	1.8	—	5.6	—
Other expense, net	2.0	0.9	13.4	6.7

Income (loss) from continuing operations before income taxes	(52.1)	(10.8)	(27.3)	(26.7)
Income tax expense (benefit)	(6.9)	3.0	20.9	(7.6)

Income (loss) from continuing operations before extraordinary items and cumulative effect of change in accounting principle	(45.2)	(13.8)	(48.2)	(19.1)
Income from discontinued operations, net of income taxes of $0.0 and $0.9 for the quarters ended and $6.3 and $5.7 for the nine months, 2002 and 2001, respectively	—	1.4	9.5	8.8
Cumulative effect of change in accounting principle, net of income taxes of $0.0 in 2002	—	—	(11.7)	—

Income (loss) before extraordinary charge	(45.2)	(12.4)	(50.4)	(10.3)
Extraordinary charge, net of income taxes of $0.2	—	—	—	(.3)

Net income (loss)	$(45.2)	$(12.4)	$(50.4)	$(10.6)

Earnings per share data:
Net income (loss)	$(45.2)	$(12.4)	$(50.4)	$(10.6)
Loss on redemption of subsidiary preferred stock	—	—	(36.3)	—

Net income (loss) available to common shareholders	$(45.2)	$(12.4)	$(86.7)	$(10.6)

Net income (loss) per basic and diluted common share:
Continuing operations	$(0.54)	$(0.32)	$(1.15)	$(0.54)
Discontinued operations	—	0.03	0.13	0.25
Cumulative effect of change in accounting Principle	—	—	(0.16)	—
Extraordinary charge	—	—	—	(0.01)

Net income (loss) available to common shareholders	$(0.54)	$(0.29)	$(1.18)	$(0.30)

Average basic and diluted common shares outstanding:	83.6	42.5	73.7	35.3

The accompanying notes are an integral part of the financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$77.2	$73.9
Accounts and other receivables, net	472.3	406.1
Inventories	173.5	132.6
Other	123.2	131.9

Total current assets	846.2	744.5
Property, plant and equipment, net	654.0	612.6
Deferred tax assets	122.6	136.5
Goodwill	1,223.5	1,253.8
Intangible assets, net	88.9	23.6
Other assets	195.8	216.9

Total Assets	$3,131.0	$2,987.9

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$19.0	$35.7
Current maturities of long-term debt	22.3	19.5
Accounts payable	476.8	468.7
Accrued expenses	377.7	239.7

Total current liabilities	895.8	763.6
Other, including post-retirement benefit obligation	371.9	402.7
Long-term debt	1,264.8	1,282.4
Mandatorily redeemable preferred stock of subsidiary	115.5	149.3
Minority interest in consolidated subsidiary	9.7	15.2
Contingencies
Common stock ($0.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at September 30, 2002, and 300.0 shares authorized, 67.2 shares issued and outstanding at December 31, 2001)	0.8	0.7
Other paid-in capital	1,282.7	1,124.1
Accumulated deficit	(769.5)	(682.8)
Accumulated other comprehensive loss	(40.7)	(67.3)

Total common stockholders’ equity	473.3	374.7

Total Liabilities and Common Stockholders’ Equity	$3,131.0	$2,987.9

The accompanying notes are an integral part of the financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(in millions)
OPERATING ACTIVITIES
Net income (loss)	(50.4)	(10.6)
Adjustments to derive cash flow from operating activities:
Impairment of goodwill	11.7	0.8
Impairment of fixed assets	8.7	—
Deferred income tax expense (benefit)	19.3	(12.4)
Subsidiary preferred stock requirements	30.0	—
Depreciation	69.7	49.5
Goodwill amortization	—	5.3
Amortization of other assets	15.1	7.1
Loss on sale of property, plant and equipment	2.1	4.3
(Increase) decrease in accounts and other receivables	(66.2)	84.5
(Increase) decrease in inventories	(36.6)	37.0
Increase (decrease) in accounts payable	25.2	(11.8)
Increase (decrease) in interest payable	23.4	11.8
Changes in other assets	37.5	26.2
Changes in other liabilities	39.9	(21.4)

Net cash provided by operating activities	129.4	170.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	(101.2)	(37.6)
Sales of property, plant and equipment	0.2	39.5
Additional investment in joint venture	(6.0)	—
Payments of acquisition costs	(42.2)	(171.2)
Disposition of business	—	3.5

Net cash used in investing activities	(149.2)	(165.8)

FINANCING ACTIVITIES
Issuance of long-term debt	—	50.0
Debt issuance costs	—	(10.7)
Repayment of long-term debt	(14.9)	(73.6)
Repurchase of preferred stock	(100.0)	—
Repayments on revolving credit facilities	—	(43.7)
Increase (decrease) in short-term borrowings, net	(5.7)	2.1
Proceeds from issuance of stock	150.8	47.4
Reissue of treasury stock	—	61.3
Repayment of debt assumed in acquisition	(7.1)	—

Net cash provided by (used in) financing activities	23.1	32.8

Net increase in cash and cash equivalents	3.3	37.3
Cash and cash equivalents at beginning of period	73.9	20.9

Cash and cash equivalents at end of period	$77.2	$58.2

Supplementary information:
Debt assumed in acquisition	$6.7	$—
Taxes paid	$11.1	$13.9
Interest paid	$77.5	$50.3

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

2.     Basis of Presentation

     a.     Basis of Presentation

      The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the 2002 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company’s 2001 Annual Report on Form 10-K/A.

     b.     Reverse Stock Split

      On May 28, 2002, the Company effected a one-for-2.5 reverse stock split of C&A common stock. All shares and per share data have been adjusted retroactively for all periods presented to reflect the stock split.

     c.     Other Expense, net

      For the quarter ended September 30, 2002, “other expense, net” related primarily to $1.8 million of losses from an investment in a joint venture and $1.4 million of foreign currency transaction losses, reduced by minority interest share of losses of a consolidated subsidiary of $1.6 million. For the nine months ended September 30, 2002, “other expense, net” related primarily to $12.6 million of losses related to derivatives used in the Company’s foreign currency hedging strategy and $4.1 million of losses from an investment in a joint venture, reduced by $3.7 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $2.6 million.

      For the quarter and nine months ended September 30, 2001, “other expense, net” related primarily to foreign currency transaction losses of $2.4 million and $9.0 million, respectively, losses related to a sale-leaseback transaction of $3.0 million for the nine months ended, reduced by gains related to derivatives used in the Company’s foreign currency hedging strategy of $1.4 and $6.0 million, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

     d.     Impact of Prior Period Adjustment

      During the Company’s review of its financial information, an error in the mathematical computation of foreign currency exchange gains was discovered. The third quarter 2002 financial statements reflect the correction of the error as a prior period adjustment. The impact of the adjustment on the prior period financial statements follows:

	Three Months Ended				Six Months Ended

	March 31,	March 31,	June 30,	June 30,	June 30,	June 30,
	2002	2002	2002	2002	2002	2002
	(As Reported)	(Adjusted)	(As Reported)	(Adjusted)	(As Reported)	(Adjusted)

	(in millions, except per share data)
Net sales	$914.8	$914.8	$1,085.3	$1,085.3	$2,000.1	$2,000.1
Cost of goods sold	783.7	783.7	926.8	926.8	1,710.5	1,710.5

Gross profit	131.1	131.1	158.5	158.5	289.6	289.6
Selling, general and administrative expenses	67.6	67.6	77.0	77.0	144.6	144.6
Restructuring charges and impairment of long lived assets	9.1	9.1	—	—	9.1	9.1

Operating income	54.4	54.4	81.5	81.5	135.9	135.9
Other, net	55.9	54.2	51.8	57.0	107.7	111.2

Income (loss) from continuing operations before income taxes	(1.5)	0.2	29.7	24.5	28.2	24.7
Income tax expense (benefit)	5.9	6.9	23.2	20.8	29.1	27.7

Income (loss) from continuing operations before extraordinary items	(7.4)	(6.7)	6.5	3.7	(0.9)	(3.0)
Income from discontinued operations, net of income taxes	—	—	9.5	9.5	9.5	9.5
Cumulative effect of change in accounting principle, net of income taxes (A)	(11.7)	(11.7)	—	—	(11.7)	(11.7)

Net income (loss)	$(19.1)	$(18.4)	$16.0	$13.2	$(3.1)	$(5.2)

Earnings per share data:
Net income (loss)	$(19.1)	$(18.4)	$16.0	$13.2	$(3.1)	$(5.2)
Loss on redemption of subsidiary preferred stock	—	—	(36.3)	(36.3)	(36.3)	(36.3)

Net income (loss) available to common shareholders	$(19.1)	$(18.4)	$(20.3)	$(23.1)	$(39.4)	$(41.5)

Net income (loss) per basic and diluted common share	$(0.28)	$(0.27)	$(0.29)	$(0.33)	$(0.57)	$(0.60)

Average basic and diluted common shares outstanding:	67.2	67.2	70.4	70.4	68.8	68.8

	March 31,	March 31,	June 30,	June 30,
	2002	2002	2002	2002
	(As Reported)	(Adjusted)	(As Reported)	(Adjusted)

Accumulated deficit (A)	$(701.9)	$(701.2)	$(722.1)	$(724.2)

(A) —	Includes effect of $11.7 million (having no tax impact) cumulative effect of change in accounting principle recorded in June 2002, and accounted for as if it occurred on January 1, 2002.

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

      Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. In the second quarter 2002, the Company’s external consultants completed the valuations of all TAC-Trim acquired intangible and fixed assets. Based upon these valuations: 1) an intangible asset of $51.0 million for customer contracts was recorded based on the value of individual customer contracts — these intangible assets are being amortized over the contract’s performance period, which extends through 2012; 2) the Company revised its first quarter estimate for patents and other specifically identifiable intangible assets acquired as part of the TAC-Trim purchase from $40.0 to $24.0 million (the weighted average lives increased from 7 to 10 years); and 3) In June 2002, the valuations resulted in a $30.1 million increase in fixed assets and adjustment of their useful lives. In September 2002, the Company revised its valuation resulting in a $27.7 million increase in fixed assets and adjustment of their useful lives, based upon revised information from external consultants. The allocation of the purchase price for the TAC-Trim acquisition is substantially complete but may be revised based upon the Company’s final review of valuations prepared by external consultants. This review is not expected to result in significant adjustments. The Becker, Joan and TAC-Trim acquisitions are intended to solidify the Company’s position as a premier supplier of interior components and automotive fabrics.

     b.     Goodwill

      During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests. The Company completed its impairment test and recorded an impairment loss of $11.7 million (having no tax impact), or $0.16 per average basic and diluted share relating to the UK Plastics business in the European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, is accounted for as if it occurred on January 1, 2002.

      In accordance with the provisions of SFAS 142, the Company did not amortize goodwill for the quarter and nine month periods ended September 30, 2002. If goodwill amortization had not been recorded for the quarter and nine months ended September 30, 2001, net loss would have decreased $1.6 and $4.8 million to an adjusted net loss of $10.8 and $5.8 million, respectively. The related loss per share for the quarter and nine months ended September 30, 2001 would have decreased $0.04 and $0.14 per share resulting in adjusted loss per share of $0.25 and $0.16 for each period, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The changes in the carrying amounts of goodwill for the nine months ended September 30, 2002 were as follows (in millions):

	Nine Months Ended September 30, 2002

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(A)	Total

Balance as of December 31, 2001	$1,037.4	$23.3	$193.1	$—	$1,253.8
Goodwill acquired during the period	—	—	11.1	—	11.1
FAS 142 Impairment	—	(11.7)	—	—	(11.7)
Purchase accounting adjustments, related to fixed assets and intangibles	(106.2)	—	—	—	(106.2)
Contract adjustments	15.6				15.6
Purchase price settlement (A)	15.5	—	—	—	15.5
Other adjustments, net (B)	31.1	12.5	1.8	—	45.4

Balance as of September 30, 2002	$993.4	$24.1	$206.0	$—	$1,223.5

(A)	The Company and Textron finalized the purchase price and related working capital adjustments in May 2002 and paid Textron $15.5 million in cash.

(B)	Includes effect of foreign currency translation.

     c.     Intangible Assets

      The components of the Company’s acquired and other amortizable intangible assets as of September 30, 2002 were as follows (in millions):

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Customer contracts	$51.0	$4.5	$46.5
Patents and other	24.0	2.1	21.9
Non-compete agreement	18.0	4.5	13.5

	$93.0	$11.1	$81.9

4.     Inventories

      Inventory balances are summarized below (in millions):

	September 30,	December 31,
	2002	2001

Raw materials	$90.1	$73.8
Work in process	35.9	25.6
Finished goods	47.5	33.2

	$173.5	$132.6

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

5.     Customer Engineering and Tooling

      The Company had assets of approximately $9.5 million and $22.7 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs at September 30, 2002 and December 31, 2001, respectively. The Company also capitalized $57.7 million and $90.2 million in costs, for molds, dies and other tools, at September 30, 2002 and December 31, 2001, respectively, that are reimbursable by customers. In addition, the Company had $9.3 million and $9.1 million at September 30, 2002 and December 31, 2001, respectively, for molds, dies and other tools that the Company owns.

6.     Long-term Debt, Mandatorily Redeemable Preferred Stock of Subsidiary and Common Stock

     a.     Long-term Debt

      Long-term debt is summarized below (in millions):

	September 30,	December 31,
	2002	2001

Senior Credit Facilities:
Tranche A Term Loan Facility	$88.8	$100.0
Tranche B Term Loan Facility	297.8	300.0
Revolving Credit Facility	—	—
10 3/4% Senior Notes, due 2011.	500.0	500.0
11 1/2% Senior Subordinated Notes, due 2006	400.0	400.0
Other	0.5	1.9

Total debt	1,287.1	1,301.9
Less current maturities	(22.3)	(19.5)

	$1,264.8	$1,282.4

      The weighted average rate of interest on the Senior Credit Facilities at both September 30, 2002 and December 31, 2001 was 6.94%.

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

      In December 2001, Products issued 10 3/4% Senior Notes due 2011 in a total principal amount of $500.0 million. The notes were not registered under the Securities Act of 1933 and were offered only to qualified institutional buyers. In June 2002, the Company effected and registered an exchange offer of a new and identical issue of 10 3/4% Senior Notes due 2011 of Products in exchange for the outstanding Senior Notes of Products. The exchange offer raised no new proceeds for the Company and was made in accordance with contractual commitments arising from the December 2001 issuance.

     b.     Mandatorily Redeemable Preferred Stock of Subsidiary

      In December 2001, Products issued 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock was recorded at fair value of $146.9, which was less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value was based on market prices for securities with

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

similar terms, maturities and risk characteristics, and included a liquidation discount to reflect market conditions and was agreed to by the Company and Textron as part of the TAC-Trim purchase agreement. The difference between the initial recorded value and the liquidation value is being accreted over the 11 year terms of the securities. The results for the quarter and nine months ended September 30, 2002, included subsidiary preferred stock requirements calculated using the effective interest method of $8.0 million and $30.0 million, respectively. The preferred stock requirement includes both accretion and dividend costs of $1.8 million and $6.2 million, respectively, for the quarter ended September 30, 2002 and $5.6 million and $24.4 million, respectively, for the nine months ended September 30, 2002. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      In June 2002, $100.0 million of proceeds from the 16 million share common stock offering was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of $63.7 million. In accordance with generally accepted accounting principles, the difference between the $63.7 million in carrying value and the $100.0 million cash payment was excluded from net income and recorded as a charge to equity in the Company’s accumulated deficit account. This $36.3 million equity charge is included in the computation of earnings/(loss) per share and is included in the net loss available to common shareholders.

     c.     Common Stock

      In April 2002, the Company issued 400,000 shares of common stock as part of the purchase of a lamination company wholly owned by a current director and shareholder of the Company. In June, the Company issued 16 million shares of common stock for $160 million before expenses. The Company used $100 million of the $152 million in net proceeds to redeem $133 million of face value Series A Redeemable Preferred Stock and the remainder for general corporate purposes. The Company issued 5,182,930 options during the year and repriced 854,000 options that had an original average exercise price of $14.05 to an exercise price of $10.00.

7.     Receivables Facility

      The Receivables Facility utilizes funding provided by commercial paper conduits. Carcorp, Inc. (“Carcorp”), a wholly owned, bankruptcy-remote subsidiary of Products, purchases virtually all trade receivables generated by Products and certain of its subsidiaries (the “Sellers”) in the United States and Canada. Carcorp may transfer rights to collections on those receivables to the conduits. The conduits in turn issue commercial paper, which is collateralized by those rights. In September 2002, the Company amended the Receivables Facility lengthening its term to expire in December 2004.

      The maximum funding available to the Company on a revolving basis under the Receivables Facility was $250.0 million. The funding available under the facility depends primarily on the amount of receivables generated by the Sellers from sales, the rate of collection on those receivables and other characteristics of those receivables that affect their eligibility (such as a credit rating downgrade of the obligor, delinquency and excess concentration). The Company retains the receivables servicing responsibility.

      As of September 30, 2002, the utilization of the Receivables Facility was zero but there was approximately $149.9 million of available but unutilized funding. At December 31, 2001, utilization of the Receivables Facility was $79.9 million and an additional $118.6 million of funding was available but unutilized. The discount on sold interests is equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee. The discount rate at September 30, 2002 was 3.32% compared to 3.53% at December 31, 2001. The usage fee under the facility is 1.50%. In addition, the Company is required to pay a fee of 0.50% on the unused portion of the facility.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      As of September 30, 2002 and December 31, 2001, Carcorp’s total receivables pool was $271.8 million and $334.6 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold.

8.     Discontinued Operations

      During the second quarters of 2002 and 2001, the Company received proceeds of $15.8 million and $12.2 million, respectively, on environmental claims related to discontinued operations, for which reserves were previously charged. Of these amounts, $9.5 million and $7.4 million were recorded as income from discontinued operations in the second quarter of 2002 and 2001, respectively, net of income taxes of $6.3 million and $4.8 million, respectively.

      In addition, during the third quarter of 2001, the Company received payment of $2.3 million on environmental claims related to discontinued operations. Of this amount $1.4 million, net of taxes of $0.9 million, was recorded as income from discontinued operations in the quarter ended September 30, 2001.

      During fiscal 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds were paid to the Company in three installments. The first and second installments of $7.5 million and $7.5 million were received in June 2000 and June 2001, respectively with the third and final installment of $5.0 million received in June 2002. Of the total $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures.

9.     Restructuring

      In the third quarter of 2002, the Company undertook a restructuring program primarily to realign the operations in North America that resulted in a restructuring charge of $33.8 million. This restructuring charge included $23.8 million of severance costs, $1.3 million of costs related to the establishment of reserves for lease commitments and lease termination fees, and $8.7 million of costs related to fixed asset impairments. The severance costs related to over 700 personnel.

      Included in the third quarter 2002 restructuring charge severance costs was $8.9 million related to the separation agreement with Thomas Evans the former Chairman and CEO. In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, Chief Executive Officer (CEO) and Director of the Company. Mr. Mosingo replaced Thomas E. Evans, the Company’s previous Chairman and CEO, as CEO. Under the terms of his separation agreement, Mr. Evans received $5.5 million on August 15, and will receive quarterly payments of $0.3 million through June 30, 2004.

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

      In 2002, the Company also reserved for costs incurred as a result of acquisitions. The balance reserved totaled $12.5 million for lease costs an employee severance costs.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Activity in the third quarter 2002, related to the restructuring programs is as follows (in millions):

Additions
		Resulting	Charged to	Charged
	Beginning	from	Cost and	(Credited) to		End of
Description	of Quarter	Acquisitions	Expenses	Other Accounts	Deductions(a)	Quarter

Restructuring Reserves in the balance sheet for:
3rd Quarter 2002	$11.7	$12.5	$33.8	$(8.7)	$(13.4)	$35.9

(a)	Deductions, representing cash utilized.

      The remaining severance payments related to these restructurings will be paid by 2004.

10.     Related Party Transactions

      The Company entered into a lease agreement with Becker Ventures, an entity controlled by one of the Company’s current directors and shareholders, for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2002 cost for the facilities will be approximately $2.4 million. For the quarter and nine months ended September 30, 2002, the Company recorded a total cost of $5.2 million and $14.0 million, respectively, for rental expenses with related parties.

      On April 12, 2002, the Company signed and closed on a merger agreement with Mr. McCallum (a current director and shareholder of the Company) and a lamination company wholly owned by Mr. McCallum pursuant to which the acquired company was merged into a wholly owned subsidiary of the Company. As consideration in the transaction, Mr. McCallum received 400,000 shares of Common Stock and was repaid $2.5 million in cash as reimbursement for amounts invested to fund the company’s working capital needs. Subsequent to the merger, debt owing to Mr. McCallum of $6.7 million was repaid. The Company acquired the lamination business to optimize the supply chain on certain of its fabric products and provide low cost lamination products and services to Tier-1 customers.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Information about the Company’s divisions are presented below (in millions):

	Quarter Ended September 30, 2002

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)		Total

External revenues	$621.1	$169.4	$132.0	$		$922.5
Inter-segment revenues	3.2	45.5	8.6		(57.3)	—
Depreciation and amortization	12.0	8.3	4.4		1.4	26.1
Operating income (loss)	38.0	(16.3)	7.8		(33.8)	(4.3)
Total assets	1,936.5	418.6	465.1		310.8	3,131.0
Capital expenditures	23.9	4.4	0.6		6.5	35.4

	Quarter Ended September 30, 2001

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)		Total

External revenues	$274.5	$56.7	$99.2	$		$430.4
Inter-segment revenues	3.4	6.6	—		(10.0)	—
Goodwill amortization	0.9	0.1	0.8		—	1.8
Depreciation and amortization	9.4	5.7	4.5		0.5	20.1
Operating income (loss)	19.0	(5.0)	(2.5)			11.5
Total assets	815.0	209.4	453.7		62.1	1,540.2
Capital expenditures	7.9	2.0	3.2		0.2	13.3

	Nine Months Ended September 30, 2002

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)		Total

External revenues	$1,968.5	$516.0	$438.1	$		$2,922.6
Inter-segment revenues	11.8	144.6	34.0		(190.4)	—
Depreciation and amortization	46.1	22.1	13.5		3.1	84.8
Operating income (loss)	175.2	(39.1)	38.5		(42.9)	131.7
Total assets	1,936.5	418.6	465.1		310.8	3,131.0
Capital expenditures	59.3	15.4	7.7		18.8	101.2

	Nine Months Ended September 30, 2001

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(a)		Total

External revenues	$805.6	$191.2	$344.3	$		$1,341.1
Inter-segment revenues	10.5	23.1	0.1		(33.7)	—
Goodwill amortization	3.9	0.5	0.9		—	5.3
Depreciation and amortization	28.2	14.8	12.5		1.1	56.6
Operating income (loss)	58.9	(11.2)	10.5		(9.2)	49.0
Total assets	815.0	209.4	453.7		62.1	1,540.2
Capital expenditures	17.2	9.2	10.4		0.8	37.6

(a)	Other includes the Company’s non-operating units, the effect of eliminating entries and restructuring charges. During 2002, certain costs that were previously included at the divisional units were included as non-operating costs. In order for the information to be comparable, all non-operating costs have been allocated back to the segments based on sales and assets. For 2002, $103.6 million, $13.2 million and $23.9 million of costs were allocated back to NAAIS, Europe and ROW and Specialty, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      Sales for the Company’s primary product groups are as follows (in millions):

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Plastic-based interior trim modules, systems and components	$492.9	$126.5	$1,475.9	$314.6
Molded floor carpet	108.9	98.6	362.5	326.4
Automotive fabrics	92.6	62.7	296.1	193.7
Luggage compartment trim	17.4	11.5	54.9	43.7
Accessory floormats	38.8	36.4	117.6	110.7
Convertible top systems	26.3	19.8	106.2	96.3
Acoustical products	58.0	46.7	202.1	164.3
Other	87.6	28.2	307.3	91.4

Total	$922.5	$430.4	$2,922.6	$1,341.1

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

      The Company has established accruals for certain contingent environmental liabilities. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. At December 31, 2001 the amounts accrued aggregated $59.6 million. As of September 30, 2002, total reserves for those contingent environmental liabilities were $64.4 million.

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place by 2004. The Company was also recently named as a defendant in a lawsuit filed by seventy-two (72) individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of September 30, 2002, the Company has accrued $16 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place by 2004. As of September 30, 2002, the Company has accrued $10 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. The Company is also in negotiation with the USEPA regarding a claim for past oversight costs. A resolution of this matter is anticipated in 2003. As of September 30, 2002, the Company has accrued $15 million for Stamina Mills.

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

13.     Comprehensive Income (Loss)

      Total comprehensive income (loss) for the quarter and nine months ended September 30, 2002 and September 30, 2001 are as follows (in millions):

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Comprehensive income (loss):
Net Income (Loss)	$(45.2)	$(12.4)	$(50.4)	$(10.6)
Other comprehensive income (loss), net of tax:
Foreign currency translations adjustments	22.3	5.9	26.6	(4.4)

	$(22.9)	$(6.5)	$(23.8)	$(15.0)

14.     New Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company is required to implement SFAS No. 146 on January 1, 2003. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	For the Quarter Ended September 30, 2002

			Guarantor	Non-Guarantor	Adjustments &	Total
	Parent	Issuer	Subs	Subs	Eliminations	C&A

	(in millions)
Net sales	$—	$32.4	$661.0	$229.1	$(0.0)	$922.5
Cost of goods sold	—	9.9	601.8	210.1	0.0	821.8
Selling, general and administrative expenses	0.0	36.8	31.7	2.7	0.0	71.2
Restructuring charges and impairment of long-lived assets	—	10.9	7.6	15.3	—	33.8

Operating income	(0.0)	(25.2)	19.9	1.0	(0.0)	(4.3)
Interest expense, net	(0.0)	35.2	(0.1)	1.9	0.0	37.0
Intercompany interest	(3.7)	3.1	(1.8)	2.4	—	0.0
Loss on sale of receivables	—	(0.1)	—	0.9	—	0.8
Subsidiary preferred stock dividend	—	6.2	—	—	—	6.2
Subsidiary preferred stock accretion	—	1.8	—	—	—	1.8
Other (income)						—
Other expense						—
Other expense, net	(3.5)	(7.7)	(26.7)	42.9	(3.0)	2.0

Income (loss) from continuing operations before income taxes	7.2	(63.7)	48.5	(47.1)	3.0	(52.1)
Income tax expense (benefit)	(7.5)	113.2	(91.3)	(25.1)	3.8	(6.9)

Income (loss) from continuing operations before extraordinary items	14.7	(176.9)	139.8	(22.0)	(0.8)	(45.2)
Income from discontinued operations, net of income taxes	—	(0.0)	—	—	—	(0.0)
Cumulative effect of change in accounting principle	—	—	—	0.0	—	0.0
Income (loss) before extraordinary charge	14.7	(176.9)	139.8	(22.0)	(0.8)	(45.2)
Extraordinary charge, net of income taxes	—	—	—	—	—	—
Equity in net income (loss) of subsidiaries	(59.9)	117.0	0.4	—	(57.5)	—

Net income (loss)	$(45.2)	$(59.9)	$140.2	$(22.0)	$(58.3)	$(45.2)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF INCOME

	For the Quarter Ended September 30, 2001

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$142.1	$169.0	$129.3	$(10.0)	$430.4
Cost of goods sold	—	116.8	150.8	119.5	(10.0)	377.1
Selling, general & administrative expenses	—	9.1	21.0	11.7	—	41.8
Restructuring charge	—	—	—	—	—	—

Operating income (loss)	—	16.2	(2.8)	(1.9)	—	11.5
Interest Expense	0.1	19.7	—	0.6	—	20.4
Intercompany Interest	(1.8)	5.8	(5.9)	1.9	—	—
Loss on sale of receivables	—	(0.3)	—	1.3	—	1.0
Subsidiary preferred stock dividend	—	—	—	—	—	—
Subsidiary preferred stock accretion	—	—	—	—	—	—
Other expense, net	—	20.9	(19.1)	(0.9)	—	0.9

Income (loss) from continuing operations before income taxes	1.7	(29.9)	22.2	(4.8)	—	(10.8)
Income tax expense (benefit)	(1.2)	13.9	(8.7)	(1.0)	—	3.0

Income (loss) from continuing operations	2.9	(43.8)	30.9	(3.8)	—	(13.8)
Income from discontinued operations, net of income taxes	—	—	1.4	—	—	1.4
Equity in net income (loss) of subsidiaries	(15.3)	28.5	6.0	—	(19.2)	—

Net Income (Loss)	$(12.4)	$(15.3)	$38.3	$(3.8)	$(19.2)	$(12.4)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF INCOME

	For the Nine Months Ended September 30, 2002

			Guarantor	Non-Guarantor	Adjustments &	Total
	Parent	Issuer	Subs	Subs	Eliminations	C&A

	(in millions)
Net sales	$—	$219.2	$1,862.4	$841.0	$(0.0)	$2,922.6
Cost of goods sold	—	145.3	1,625.6	761.4	0.0	2,532.3
Selling, general and administrative expenses	0.1	134.1	51.4	30.2	0.0	215.8
Restructuring charges and impairment of long-lived assets	—	16.5	8.3	18.0		42.8

Operating income	(0.1)	(76.7)	177.1	31.4	(0.0)	131.7
Interest expense, net	(0.1)	106.3	0.0	6.4	0.0	112.6
Intercompany interest	(6.6)	(2.1)	(11.4)	20.1	—	0.0
Loss on sale of receivables	—	0.3	—	2.7	—	3.0
Subsidiary preferred stock dividend	—	24.4	—	—	—	24.4
Subsidiary preferred stock accretion		5.6				5.6
Other (income)						—
Other expense						—
Other expense, net	—	(3.9)	(10.0)	32.2	(4.9)	13.4

Income (loss) from continuing operations before income taxes	6.6	(207.3)	198.5	(30.0)	4.9	(27.3)
Income tax expense (benefit)	(5.6)	(49.5)	78.6	(6.4)	3.8	20.9

Income (loss) from continuing operations before extraordinary items	12.2	(157.8)	119.9	(23.6)	1.1	(48.2)
Income from discontinued operations, net of income taxes	—	9.5	—	—	—	9.5
Cumulative effect of change in accounting principle	—	—	—	(11.7)	—	(11.7)
Income (loss) before extraordinary charge	12.2	(148.3)	119.9	(35.3)	1.1	(50.4)
Extraordinary charge, net of income taxes	—	—	—	—	—	—
Equity in net income (loss) of subsidiaries	(62.6)	85.7	(33.0)	—	9.9	—

Net income (loss)	$(50.4)	$(62.6)	$86.9	$(35.3)	$11.0	$(50.4)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF INCOME

	For the Nine Months Ended September 30, 2001

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net Sales	$—	$471.2	$471.4	$432.2	$(33.7)	$1,341.1
Cost of goods sold	—	388.4	412.6	397.4	(33.7)	1,164.7
Selling, general & administrative expenses	0.1	24.9	58.9	34.3	—	118.2
Restructuring charge	—	2.3	0.8	6.1	—	9.2

Operating income (loss)	(0.1)	55.6	(0.9)	(5.6)	—	49.0
Interest Expense	—	60.6	1.5	2.2	—	64.3
Intercompany Interest	(3.6)	17.6	(19.2)	5.2	—	—
Loss on sale of receivables	—	0.4	(0.1)	4.3	0.1	4.7
Subsidiary preferred stock dividend	—	—	—	—	—	—
Subsidiary preferred stock accretion	—	—	—	—	—	—
Other expense, net	—	27.5	(18.6)	(2.2)	—	6.7

Income (loss) from continuing operations before income taxes	3.5	(50.5)	35.5	(15.1)	(0.1)	(26.7)
Income tax expense (benefit)	—	0.2	0.1	(7.9)	—	(7.6)

Loss from continuing operations	3.5	(50.7)	35.4	(7.2)	(0.1)	(19.1)
Income from discontinued operations, net of income taxes	—	7.4	1.4	—	—	8.8
Extraordinary loss	—	—	(0.3)	—	—	(0.3)
Equity in net income (loss) of subsidiaries	(14.1)	29.2	15.1	—	(30.2)	—

Net Income (Loss)	$(10.6)	$(14.1)	$51.6	$(7.2)	$(30.3)	$(10.6)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATED BALANCE SHEET

	September 30, 2002

				Non-Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$—	$(4.5)	$(2.7)	$84.4	$—	$77.2
Accounts and other receivables, net	—	3.8	66.3	391.3	10.9	472.3
Inventories	—	14.0	113.5	46.0	—	173.5
Other	$—	$24.4	$46.3	$52.5	$—	$123.2

Total current assets	—	37.7	223.4	574.2	10.9	846.2
Investment in subsidiaries	473.3	1,907.4	19.0	—	(2,399.7)	—
Property, plant and equipment, net	—	43.5	330.2	281.0	(0.7)	654.0
Deferred tax assets	—	118.5	(12.5)	16.6	—	122.6
Goodwill	—	—	1,103.2	120.3	—	1,223.5
Intangible assets, net	—	—	88.9	—	—	88.9
Other assets	—	94.0	54.0	47.8	—	195.8

Total Assets	$473.3	$2,201.1	$1,806.2	$1,039.9	$(2,389.5)	$3,131.0

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities
Short-term borrowings	$—	$0.3	$(0.1)	$18.8	$—	$19.0
Current maturities of long-term debt	—	21.8	—	0.5	—	22.3
Accounts payable	—	57.6	290.7	128.5	—	476.8
Accrued expenses	—	158.7	117.0	102.0	—	377.7

Total current liabilities	—	238.4	407.6	249.8	—	895.8
Other, including post-retirement benefit obligation	—	192.4	127.7	51.8	—	371.9
Long-term debt	—	1,264.8	0.0	—	—	1,264.8
Intercompany payable (receivable)	—	(83.3)	(459.8)	543.1	—	—
Mandatorily redeemable preferred stock of subsidiary	—	115.5	—	—	—	115.5
Minority interest in consolidated subsidiary	—	—	—	9.7	—	9.7

Total common stockholders’ equity	473.3	473.3	1,730.7	185.5	(2,389.5)	473.3

Total liabilities and common stockholders’ equity	$473.3	$2,201.1	$1,806.2	$1,039.9	$(2,389.5)	$3,131.0

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATED BALANCE SHEET

	December 31, 2001

				Non-Consolidated
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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATED CASH FLOWS STATEMENT

	September 30, 2002

			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.2)	$190.7	$530.5	$(591.6)		$129.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(25.7)	(48.1)	(27.4)		(101.2)
Sales of property, plant and equipment	—	—	0.2	—		0.2
Additional investment in joint venture	—			(6.0)		(6.0)
Acquisitions, net of cash acquired	—	0.0	(42.2)	—	—	(42.2)

Net cash used in investing activities	—	(25.7)	(90.1)	(33.4)	—	(149.2)

FINANCING ACTIVITIES
Issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(13.8)	—	(1.1)	—	(14.9)
Increase (decrease) in short-term borrowings	—	(10.0)	—	4.3	—	(5.7)
Net proceeds from issuance of stock	150.8	—	—	—	—	150.8
Repurchase of preferred stock	—	(100.0)	—	—	—	(100.0)
Repayment of debt assumed in acquisition	—	(7.1)	—	—	—	(7.1)
Intercompany transfers to (from) subsidiary	(150.8)	(34.9)	(455.8)	641.5	—	0.0

Net cash provided by (used in) financing activities	—	(165.8)	(455.8)	644.7	—	23.1

Increase (decrease) in cash and cash equivalents	(0.2)	(0.8)	(15.4)	19.7	—	3.3
Cash and cash equivalents at beginning of period	0.2	(3.7)	12.7	64.7	—	73.9

Cash and cash equivalents at end of period	$—	$(4.5)	$(2.7)	$84.4	$—	$77.2

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2001

				Non-
				Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(156.6)	$527.2	$(308.5)	$108.2	—	$170.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(9.3)	(12.6)	(15.7)	—	(37.6)
Sales of property, plant and equipment	—	8.5	30.6	0.4	—	39.5
Sale of business	—	—	3.5	—	—	3.5
Acquisitions, net of cash acquired	—	(171.2)	—	—	—	(171.2)

Net cash used in investing activities	—	(172.0)	21.5	(15.3)	—	(165.8)

FINANCING ACTIVITIES
Issuance of long-term debt	—	50.0	—	—	—	50.0
Cost of debt issuance	—	(10.7)	—	—	—	(10.7)
Repayment of long-term debt	—	(73.6)	—	—	—	(73.6)
Increase (decrease) in short-term borrowings	—	1.4	—	0.7	—	2.1
Repayments on revolving credit facilities	—	(61.3)	—	17.6	—	(43.7)
Net proceeds from issuance of common stock	47.4	—	—	—	—	47.4
Reissue of treasury stock	61.3	—	—	—	—	61.3
Intercompany transfers to (from) Subsidiary	47.4	(276.1)	304.7	(76.0)	—	—

Net cash provided by (used in) financing activities	156.1	(370.3)	304.7	(57.7)	—	32.8

Increase (decrease) in cash and cash equivalents	(0.5)	(15.1)	17.7	35.2	—	37.3
Cash and cash equivalents at beginning of period	0.5	(4.2)	1.0	23.6	—	20.9

Cash and cash equivalents at end of period	$—	$(19.3)	$18.7	$58.8	—	$58.2

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Quarter Ended September 30, 2002 versus Quarter Ended September 30, 2001

      Net Sales: Net sales for the third quarter of 2002 increased 114.3% or $492.1 million to $922.5 million from the third quarter of 2001. The increase in net sales was the result of the Company’s acquisitions of TAC-Trim, Joan and Southwest Laminates (SWL), whose aggregate sales totaled approximately $489.0 million in the quarter. Excluding the impact of the acquisitions, net sales increased 0.7% from the comparable period last year. The increase was primarily due to a $30 million increase in demand in North America and a $2 million impact due to overall stronger foreign currencies. These increases were partially offset by $13 million of customer price reductions, a $12 million decline in plastic sales due to customer assembly plant shutdowns and a $3 million reduction due to the discontinuance of a low margin headliner business.

      Net sales for the North American Automotive Interior Systems division (NAAIS) increased $346.6 million to $621.1 million from the third quarter of 2001. Excluding the $355.0 million impact of the TAC-Trim acquisition, net sales for NAAIS decreased 3.1% from the same period last year. This decrease is primarily due to a $12 million decline in plastics sales due to customer assembly plant shutdowns and $8 million of customer price reductions. The decrease is partially offset by a $13 million increase in Carpet and Acoustic volumes due to higher North American car builds.

      Net sales for the European and Rest of World Automotive Interior Systems division (Europe and ROW) increased 198.8% to $169.4 million from the third quarter of 2001. Excluding the $111.0 million benefit of TAC-Trim, sales increased 3.0%. The increase is primarily due to the $2 million impact of stronger European currencies partially offset by customer price reductions.

      Net sales for the Specialty Automotive Products division increased 33.1% to $132.0 million, compared to the third quarter of 2001. Excluding the $23 million benefit of Joan and SWL, sales increased 9.9%. The increase is primarily due to a $9 million increase in fabric production and an $8 million increase in the sale of convertible systems, primarily for the Ford Thunderbird and Mustang, partially offset by $4 million of customer price reductions and $3 million related to the discontinuance of a low margin headliner business.

      Gross Margin: For the third quarter of 2002, gross margin was 10.9% down from 12.4% in the comparable 2001 period. Overall gross margins declined primarily because of a higher concentration of lower margin plastic sales, which increased from 25% of total sales in the third quarter 2001 to nearly 50% in 2002.

      Gross margins improved in both NAAIS’s plastics and cockpit and carpet and acoustics businesses. However, because the carpet and acoustic business with the higher gross margins fell from 60% to 28% of the NAAIS division’s sales, the division’s overall gross margin decreased from 14.5% to 12.6% in the third quarter. Margins improved at the plastics business mainly due to the $46 million gross profit contribution of TAC-Trim. These improvements were partially offset by approximately $4 million of customer price reductions, $13 million of product launch, plant consolidation and rebate costs and $2 million related to the decline in plastic sales due to customer assembly plant shutdowns. Gross margins improved at the Carpet and Acoustics business principally due to $9 million of improved manufacturing performance and purchase savings and $3 million of manufacturing efficiencies associated with increased production, offset by $4 million of customer price reductions.

      The gross margin of Europe and ROW decreased from 7.8% to 1.6%. The Europe and ROW decline was due primarily to a change in sales mix resulting in higher sales of its lower margin cockpit assembly business and operating inefficiencies.

      The gross margin of the Specialty Automotive Products division increased from 9.2% to 15.1%. The increase was a result of the overall higher gross margins of the acquired companies, approximately $4 million in manufacturing efficiencies and purchasing savings and $6 million due to efficiencies obtained through increased production volumes offset by $4 million of customer price reductions.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the third quarter of 2002 were $71.2 million compared to $41.8 million in the comparable 2001 period. The increase is due to the additional costs assumed from the acquisitions. Due to the elimination of duplicate efforts, reduced headcount and reduced discretionary spending, selling, general and administrative expenses as a percentage of sales declined from 9.7% in the third quarter 2001 to 7.7% in the third quarter 2002.

      Restructuring Charge: In the third quarter of 2002, the Company undertook a restructuring program primarily to realign the operations in North America that resulted in a restructuring charge of $33.8 million. This restructuring charge included $23.8 million of severance costs, $1.3 million of costs related to the establishment of reserves for lease commitments and lease termination fees, and $8.7 million of costs related to fixed asset impairments. The severance costs related to over 700 personnel.

      Included in the third quarter 2002 restructuring charge severance cost was $8.9 million related to the separation agreement with Thomas Evans the former Chairman and CEO. In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, Chief Executive Officer (CEO) and Director of the Company. Mr. Mosingo replaced Thomas E. Evans, the Company’s previous Chairman and CEO, as CEO. Under the terms of his separation agreement, Mr. Evans received $5.5 million on August 15, and will receive quarterly payments of $0.3 million through June 30, 2004.

      Operating Income Highlights by Division: The NAAIS results reflect a $8.4 million improvement in operating performance at the Carpet & Acoustics business attributable to approximately $3 million of sales growth resulting from an increase in light vehicle build, as well as $9 million of manufacturing improvements and purchasing savings offset by $4 million of customer price reductions. Operating income increased at the Plastics and Cockpit business principally due to the $30 million impact of the TAC-Trim acquisition partially offset by approximately $4 million of customer price reductions, $11 million of product launch, plant consolidation and inefficiencies and rebate costs and $2 million related to the decline in plastic sales due to the shutdown of customer assembly plants.

      The Europe and ROW increase in net loss was primarily the result of the acquisition of certain TAC-Trim locations, which had a loss of $9.0 million, $3 million attributable to the launch of the Mini-Cooper, $1 million due to customer price reductions and operating and administrative inefficiencies partially offset by $2 million of savings related to restructuring plans.

      Specialty Automotive Products division operating income increased $9.8 million, of which approximately $5 million was a result of acquisitions. The remaining increase was primarily the result of $4 million of improved manufacturing performance and purchasing savings and $6 million due to efficiencies obtained due to increased production volumes offset by $4 million of customer price reductions.

      Interest Expense: Net interest expense increased $16.6 million to $37.0 million for the third quarter of 2002. The increase in interest expense is due primarily to the $500.0 million principal amount of 10  3/4% Senior Notes due 2011 issued in December 2001 and an increase in the amortization of loan fees.

      Loss on Sale of Receivables: The Company has the ability to sell, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $0.8 million was recognized during the third quarter of 2002, compared to a loss of $1.0 million for the third quarter of 2001. The decrease is primarily due to a decline in the sales of eligible receivables and lower interest rates.

      Subsidiary Preferred Stock Accretion and Dividend: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, C&A Products repurchased $133.3 million of liquidation preference, initially valued at $56.9 million, along with accrued dividends of $6.9 million. Preferred stock accretion and dividend costs were $1.8 million and $6.2 million for the quarter ended

September 30, 2002. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      Other expense, net: For the quarter ended September 30, 2002, “other expense, net” related primarily to $1.8 million of losses from an investment in a joint venture and $1.4 million of foreign currency transaction losses, reduced by minority interest share of losses of a consolidated subsidiary of $1.6 million.

      For the quarter ended September 30, 2001, “other expense, net” related primarily to foreign currency transaction losses of $2.4 million, reduced by gains related to derivatives used in the Company’s foreign currency hedging strategy of $1.4 million.

      Income Taxes: On a quarterly basis, the Company recognizes tax expense based upon an estimate of its overall effective tax rate (before preferred stock requirements) for the full year. The overall effective tax rate for the year fluctuates primarily due to changes in estimated income for the full year, the mix of income and losses in different tax jurisdictions and the impact of non-deductible preferred stock dividends and accretion. The Company recognized an income tax benefit of $6.9 million in the third quarter of 2002 compared to an income tax expense of $3.0 million in the third quarter of 2001. Net cash taxes refunded during the period were $0.8 million.

      Discontinued Operations: For the quarter ended September 30, 2001, the Company received payment of $2.3 million on environmental claims related to discontinued operations. Of this amount, $1.4 million was recorded as income from discontinued operations in the third quarter of 2001 net of income taxes of $0.9 million.

      Net Income (loss): The combined effect of the foregoing resulted in net loss of $45.2 million in the third quarter of 2002, compared to a net loss of $12.4 million in the third quarter of 2001.

     Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

      Net Sales: Net sales for the nine months ended September 30, 2002 increased 117.9% to $2,922.6 million up $1,581.5 million from the nine months ended September 30, 2001. The increase in net sales was primarily driven by the Company’s acquisitions of TAC-Trim, Becker, Joan and SWL, which in aggregate contributed approximately $1,597.0 million. Excluding the impact of the acquisitions, net sales decreased 1.2% from the comparable period last year. The decrease is due primarily to $20 million of discontinued non- automotive and low margin business and $36 million of customer price reductions offset by a $42 million increase in production and new business driven by increased demand in North America.

      Net sales for the North American Automotive Interior Systems division (NAAIS) increased $1,162.9 million to $1,968.5 million from the comparable nine month period ended September 30, 2001. Excluding the impact of the TAC-Trim and Becker acquisitions totaling approximately $1,177.0 million, net sales for NAAIS decreased 1.8% from the comparable 2001 period. This reduction is primarily due to $7 million of discontinued non-automotive mat business, a $23 million decline in plastics sales (of which $12 million was due to shutdowns of customer assembly plants), $19 million of customer price reductions and $3 million attributable to the weaker Canadian currency. These decreases were partially offset by a $39 million increase in Carpet and Acoustic volumes due to higher North American car builds when compared to the prior year period.

      Net sales for the European and Rest of World Automotive Interior Systems division (Europe and ROW), which includes South America, increased 169.9% to $516.0 million from the comparable 2001 nine month period. Without the benefit of TAC-Trim sales totaling approximately $324.0 million, sales increased 0.4%. The Europe and ROW increase is primarily due to a $2 million impact from the strengthening of European currencies and $2 million of increased production volume offset by $3 million of customer price reductions and $1 million of discontinued low margin business.

      Net sales for the Specialty Automotive Products division increased 27.2% to $438.1 million, compared to the nine months ended September 30, 2001. Excluding the acquisition of Joan and SWL, which contributed approximately $96 million to net sales, net sales decreased 0.6%. The decline is primarily due to $14 million of customer price reductions and $12 million of discontinued low margin headliner business. These decreases were partially offset by approximately a $24 million increase in production volumes.

      Gross Margin: For the nine months ended September 30, 2002, gross margin increased to 13.4% from 13.2% in the comparable 2001 period. The gross margins in the NAAIS division increased from 14.5% to 15.2% and the gross margins of the Specialty Automotive Products divisions increased from 13.2% to 17.5%. The increases at these divisions resulted from higher gross margins of acquired companies, approximately $50 million in manufacturing efficiencies and purchasing savings, partially offset by $34 million of customer price reductions. These increases were offset by a decline in the gross margin of Europe and ROW from 7.4% to 3.0%. This Europe and ROW decline was due primarily to a change in sales mix resulting in higher sales of its lower margin cockpit assembly business and operating inefficiencies.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended September 30, 2002 were $215.8 million compared to $118.2 million in the 2001 comparable period. The increase is due to the additional costs assumed from the acquisitions. Due to the elimination of duplicate efforts, reduced headcount and reduced discretionary spending, selling, general and administrative expenses as a percentage of sales declined from 8.8% in the nine months ended September 30, 2001 to 7.4% in comparable 2002 period.

      Restructuring Charge: During the first quarter 2002, the Company undertook a restructuring program costing $9.1 million compared to the restructuring program undertaken in the first quarter 2001 costing $9.2 million. The 2002 charge includes $5.5 million of severance cost and $3.6 million of future commitments.

      In the third quarter of 2002, the Company undertook a restructuring program primarily to realign the operations in North America that resulted in a restructuring charge of $33.8 million. This restructuring charge included $23.8 million of cash severance costs, $1.3 million of costs related to the establishment of reserves for lease commitments and lease termination fees, and $8.7 million of costs related to fixed asset impairments. The severance costs related to over 700 personnel.

      Included in the third quarter 2002 restructuring charge severance costs was $8.9 million related to the separation agreement with Thomas Evans the former Chairman and CEO. In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, Chief Executive Officer (CEO) and Director of the Company. Mr. Mosingo replaced Thomas E. Evans, the Company’s previous Chairman and CEO, as CEO. Under the terms of his separation agreement, Mr. Evans received $5.5 million on August 15, and will receive quarterly payments of $0.3 million through June 30, 2004.

      Operating Income Highlights by Division: The NAAIS results reflect a $36.0 million improvement in operating performance at the Carpet & Acoustics business. The improvement was primarily attributable to $7 million of sales growth resulting from an increase in light vehicle build and $38 million of manufacturing improvements and purchasing savings, offset by $11 million of customer price reductions. After considering the approximately $120 million impact of the acquisitions, Plastic & Cockpit business operating income declined. The decline was driven by a $15 million decrease in sales volumes and resulting inefficiencies associated primarily with certain GM models, $13 million of product launch costs, plant consolidation and rebate costs and $2 million related to the decline in plastic sales due to the shutdown of customer assembly plants and $8 million of customer price reductions.

      The Europe and ROW operating performance was adversely impacted by approximately $19 million loss related to TAC-Trim locations, $10 million of launch costs associated with the “BMW Mini program,” $3 million of customer price reductions and operating and administrative inefficiencies offset by $4 million of manufacturing purchase savings and savings related to restructuring plans.

      Specialty Automotive Products division operating income increased $27.5 million of which approximately $18.0 million was from the impact of the acquisitions. The remaining increase was primarily the result of $17 million of improved manufacturing performance and purchasing savings, $3 million due to savings related to restructuring plans, $8 million due to increased build volumes partially offset by $15 million of customer price reductions.

      Interest Expense: Net interest expense increased $48.3 million to $112.6 million for the nine months ended September 30, 2002. The increase in interest expense is primarily attributed to the $500.0 million principal amount of 10 3/4% Senior Notes, due 2011 issued in December 2001 and amortization of related deferred financing costs. The increase was partially offset by lower borrowing rates on the Senior Credit Facilities and the prior year retirement of $48.3 million of JPS Automotive 11 1/8% senior notes.

      Loss on Sale of Receivables: The Company has the ability to sell, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $3.0 million was recognized during the nine months ended September 30, 2002, compared to a loss of $4.7 million for the comparable 2001 period. The decrease is primarily due to lower sales of eligible receivables and lower interest rates.

      Subsidiary Preferred Stock Accretion and Dividend: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, C&A Products repurchased $133.3 million of liquidation preference that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. Preferred stock accretion and dividend costs were $5.6 million and $24.4 million for the nine months ended September 30, 2002. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      Other expense, net: For the nine months ended September 30, 2002, “other expense, net” related primarily to $12.6 million of losses related to derivatives used in the Company’s foreign currency hedging strategy and $4.1 million of losses from an investment in a joint venture, reduced by $3.7 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $2.6 million.

      For the nine months ended September 30, 2001, “other expense, net” related primarily to foreign currency transaction losses of $9.0 million, losses related to a sale-leaseback transaction of $3.0 million, reduced by gains related to derivatives used in the Company’s foreign currency hedging strategy of $6.0 million.

      Income Taxes: On a quarterly basis, the Company recognizes tax expense based upon an estimate of its overall effective tax rate (before preferred stock requirements) for the full year. The overall effective tax rate for the year fluctuates primarily due to changes in estimated income for the full year, the mix of income and losses in different tax jurisdictions and the impact of non-deductible preferred stock dividends and accretion. The primary reasons for the Company’s relatively high effective tax rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and certain taxes that do not fluctuate directly with income. The Company recognized an income tax expense of $20.9 million for the nine months ended September 30, 2002 compared to an income tax benefit of $7.6 million in the nine months ended September 30, 2001. Net cash taxes paid during the period were $11.1 million.

      Discontinued Operations: For the nine months ended September 30, 2002 and 2001, the Company received payment on environmental claims related to discontinued operations, for which reserves were previously charged, and received proceeds of $15.8 million and $14.5 million, respectively. Of these amounts, $9.5 million and $8.8 million were recorded as income from discontinued operations in the third quarter of 2002 and 2001, respectively, net of income taxes of $6.3 million and $5.7 million, respectively.

      Net Income: The combined effect of the foregoing resulted in net loss of $50.4 million for the nine months ended September 30, 2002, compared to net loss of $10.6 million in 2001.

      Prior period adjustment: During the Company’s review of its financial information, an error in the mathematical computation of foreign currency exchange gains was discovered. The third quarter 2002 financial statements reflect the correction of the error as a prior period adjustment. For additional information see Footnote 2.

      Net (loss) available to common shareholders: In June 2002, $100.0 million of proceeds from the 16 million share common stock offering was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of

$63.7 million. In accordance with generally accepted accounting principles, the difference between the $63.7 million in carrying value and the $100.0 million cash payment was excluded from net income and recorded directly to equity in the Company’s accumulated deficit account. Although this $36.3 million equity charge is excluded from net income, the charge is included in the computation of earnings/(loss) per share and is included in the net loss available to common shareholders.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $77.2 million and $73.9 million at September 30, 2002 and December 31, 2001, respectively. Additionally, the Company had $276.5 million of unutilized availability under its credit arrangements and receivables facility as of September 30, 2002. The total was comprised of $149.9 million under the Company’s receivables facility, $100.1 million under the Company’s revolving credit facility (including $75.0 million available to certain of the Company’s Canadian subsidiaries), approximately $26.5 million under bank demand lines of credit in Canada and Austria, and a line of credit for certain other European locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $74.9 million as of September 30, 2002.

      The Company’s principal sources of funds are cash generated from operating activities and borrowings under credit facilities. In addition, to facilitate the collection of funds from operating activities, the Company has sold receivables under its receivables facility and has also entered into an accelerated payment collection program with two of its larger customers. During the nine months ended September 30, 2002, the Company was also able to publicly issue common stock to finance itself, although such issuances are not likely to be a consistent source of financing in the near-term. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company seeks to further improve working capital management and continue to utilize a lease financing strategy.

     Operating Activities

      Net cash provided by operating activities of the Company was $129.4 million for the nine months ended September 30, 2002, compared to net cash provided by operating activities of $170.3 million in the nine months ended September 30, 2001. The 2002 decrease is the result of increased accounts receivables resulting from the significant increase in the Company’s net sales. The decrease was offset by increases in working capital due primarily to increases in accounts payable and interest payable from the timing of payments, preferred stock requirements, depreciation and amortization expense, and an increase in other assets.

     Investing Activities

      Net cash used in investing activities of the Company was $149.2 million for the nine months ended September 30, 2002, compared to net cash used of $165.8 million for the nine months ended September 30, 2001. The decrease in cash used in investing activities is primarily the result of the payment of acquisition costs of $171.2 million in the prior year compared to the current year in which the Company used $42.2 million, the impact of $39.5 million in proceeds from the sale of property, plant and equipment in the prior year compared to the current year in which the Company had $0.2 million in proceeds from such sales and the impact of $3.5 million in proceeds from the disposition of a business in the prior year compared to the current year in which the Company did not have any dispositions. This change is offset by a $63.6 million increase in capital expenditures which is the result of the larger size of the Company due to its acquisitions, and an additional investment in a joint venture of $6.0 million in the current year compared to the prior year in which the Company did not have any additional investments in joint ventures.

     Financing Activities

      Net cash provided from financing activities for the nine months ended September 30, 2002 was $23.1 million compared to net cash from financing activities for the nine months ended September 30, 2001 of $32.8 million. This decrease in cash provided from financing activities is the result of a $100.0 million from the repurchase of preferred stock, $48.2 million increase in net borrowings, and $42.1 million in proceeds from the issuance of stock.

Outlook

      Automotive production was up 7.6% in the first nine months of 2002 versus the comparable period in the prior year. To further enhance North American automotive revenues, the Original Equipment Manufacturer’s (OEMs) are reintroducing zero percent financing for the fourth quarter of 2002 that should enable production schedules to remain firm. The European market is estimated to stay relatively soft, and that market has the potential for declines in production continuing compared to prior year’s levels. However, the Company remains cautiously optimistic that North American vehicle production will remain stable for the remainder of 2002 as inventory levels at the OEM’s appear to be at higher levels than in comparable periods.

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, costs associated with the Company’s previously divested businesses, capital expenditures and lease expense. In addition, selective acquisitions to expand our geographic and customer presence continue to be explored. The completion of the TAC-Trim acquisition on December 20, 2001 significantly increased the debt levels and has required significant additional liquidity in order to launch part of TAC-Trim’s projected new book of business and to finance capital expenditures at TAC-Trim. Management expects that the majority of additional liquidity requirements will be funded from cash generated from operating the acquired companies. These new liquidity requirements will relate primarily to tooling and advanced engineering and development. While the Company ultimately expects to be entitled to receive these amounts from customers, it will need to finance these requirements to achieve its revenue goals. Otherwise, much of the increased capital expenditures relate to the Company’s larger size and are expected to be readily serviced by the larger cash flow base. Management believes cash flow from operations, the inflow of capital, debt financings and refinancing of indebtedness that occurred in 2001 provide adequate sources of liquidity for the Company. The Company continues to explore other sources of liquidity.

     Contractual Obligations

      Below is a table that identifies the Company’s significant contractual obligations. For additional information regarding these obligations please refer to the Company’s Annual Report on Form 10-K/ A, for the year ended December 31, 2001.

	Payment Due By Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in millions)
Long-Term Debt	$1,287.1	$22.3	$282.0	$482.8	$500.0
Preferred Stock(1)	218.2				218.2
Operating Leases	350.2	49.6	95.9	64.6	140.1
Capital Expenditures	40.4	40.4
Short-term borrowings	19.0	19.0

Total Obligations	$1,914.9	$131.3	$377.9	$547.4	$858.3

(1) Mandatorily Redeemable Preferred Stock of Subsidiary

      Capital Expenditures: The Company makes capital expenditures on a recurring basis for replacements and improvements. As of September 30, 2002, the Company made $101.2 million in capital expenditures. The Company currently anticipates that its capital expenditures for 2002 will range from approximately $135 million to $145 million. A portion of capital expenditures may be financed through leasing arrangements. Capital expenditures in future years will depend upon demand for the Company’s products and changes in technology.

     Sources of Liquidity

      The table below identifies the Company’s significant sources of liquidity:

	Availability Expiration Per Period

	Maximum
	Amount	Less Than
	Available	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in millions)
Receivables Facility(1)	$250.0	$—	$250.0	$—	$—
Revolving Credit Facility(2)	175.0	—	—	175.0	—
Lines of Credit(3)	51.7	51.7	—	—	—

Total Available	$476.7	$51.7	$250.0	$175.0	$—

(1)	Amount available at September 30, 2002 was $149.9 million.

(2)	At September 30, 2002, $74.9 million of outstanding letters of credit reduce the maximum amount available under the Revolving Credit Facility.

(3)	Amount available at September 30, 2002 was $26.5 million.

     Other Claims

      As of September 30, 2002, the Company is party to approximately 716 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company, which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. As of September 30, 2002, total settlement costs for these cases have been less than $225,000 or an average of less than $3,814 per settled case. To date, the defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. Coverage by these insurance carriers does not expire when the current claims handling agreement terminates. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date, and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, the Company may be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

Other Information

     Effects of Certain Transactions with Related Parties

      The Company entered into a lease agreement with Becker Ventures, an entity controlled by Mr. Becker (one of the Company’s current directors and shareholders), for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2002 cost for the facilities will be approximately $2.4 million. For the quarter and nine months ended September 30, 2002, the Company recorded a total cost of $5.2 million and $14.0 million, respectively, for rental expenses with related parties.

      On April 12, 2002, the Company signed and closed on a merger agreement with Mr. McCallum (a current director and shareholder of the Company) and a lamination company wholly owned by Mr. McCallum, pursuant to which the acquired company was merged into a wholly owned subsidiary of the Company. As consideration in the transaction, Mr. McCallum received 400,000 shares of Common Stock and was repaid $2.5 million in cash as reimbursement for amounts invested to fund the company’s working capital needs. Subsequent to the merger, debt owing to Mr. McCallum of $6.7 million was repaid. The Company acquired the lamination business to optimize the supply chain on certain of its fabric products and provide low cost lamination products and services to Tier-1 customers.

     Accounting for Goodwill

      During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests. The Company completed its impairment test and recorded an impairment loss of $11.7 million (having no tax impact), or $0.16 per average basic and diluted share relating to the UK Plastics business in the European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and therefore, is accounted for as if it occurred on January 1, 2002.

      In accordance with the provisions of SFAS 142, the Company did not amortize goodwill for the quarter and nine month periods ended September 30, 2002. If goodwill amortization had not been recorded for the quarter and nine months ended September 30, 2001, net loss would have decreased $1.6 and $4.8 million to an adjusted net loss of $10.8 and $5.8 million, respectively. The related loss per share for the quarter and nine months ended September 30, 2001 would have decreased $0.04 and $0.14 per share resulting in adjusted loss per share of $0.25 and $0.16 for each period, respectively.

     Allocation of Purchase Price

      Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. In the second quarter 2002, the Company’s external consultants completed the valuations of all TAC-Trim acquired intangible and fixed assets. Based upon these valuations: (1) an intangible asset of $51.0 million for customer contracts was recorded based on the value of individual customer contracts — these intangible assets are being amortized over the contract’s performance period, which extends through 2012; (2) the Company revised its first quarter estimate for specifically identifiable intangible assets acquired as part of the TAC-Trim purchase from $40.0 to $24.0 million (the weighted average lives increased from 7 to 10 years); and (3) the valuations also resulted in a $31.7 million increase in fixed assets and adjustment of their useful lives. Accordingly, a reduction in depreciation of $4.9 million and an increase in amortization of $4.5 million was recorded for the six month period ended June 30, 2002 related to the adjusted asset balances. The allocation of the purchase price for the TAC-Trim acquisition is substantially complete but may be revised based upon the Company’s final review of valuations prepared by external consultants. This review is not expected to result in significant adjustments. The Becker, Joan and TAC-Trim acquisitions were intended to solidify the Company’s position as a premier supplier of interior components and automotive fabrics.

     Purchase Price Adjustments

      Under the TAC-Trim acquisition agreement, the purchase price paid by the Company was subject to adjustment based upon working capital and debt levels and the seller was entitled to a return of any cash left in the business at closing and reimbursement of certain capital expenditures made by it after September 30, 2001. The Company and Textron finalized the purchase price in May 2002 and paid Textron $15.5 million in cash and also received an option, which it exercised in June 2002, to redeem $133.3 million in Series A Redeemable Preferred Stock for $100 million.

     Restructuring

      In the fourth quarter of 2002, the Company expects to undertake a restructuring program to realign operations in Europe. The restructuring charge in the fourth quarter is expected to range from $10-$15 million.

      In the third quarter of 2002, the Company undertook a restructuring program to realign the operations in North America that resulted in a restructuring charge of $33.8 million. This restructuring charge included $23.8 million of cash severance costs, $1.3 million of costs related to the establishment of reserves for lease commitments and lease termination fees, and $8.7 million of costs related to fixed asset impairments. The severance costs related to over 700 personnel.

      Included in the third quarter 2002 restructuring charge severance costs was $8.9 million related to the separation agreement with Thomas Evans the former Chairman and CEO. In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, Chief Executive Officer (CEO) and Director of the Company. Mr. Mosingo replaced Thomas E. Evans, the Company’s previous Chairman and CEO, as CEO. Under the terms of his separation agreement, Mr. Evans received $5.5 million on August 15, and will receive quarterly payments of $0.3 million through June 30, 2004.

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

     Additional Information About the Company’s Operations

      Direct sales to significant customers are as follows:

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Daimler Chrysler AG	32.3%	18.8%
General Motors Corporation	22.3%	28.9%
Ford Motor Company	22.5%	22.7%
Transplants(A)	9.6%	14.5%

(A)	Includes Honda, Nissan and Toyota.

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

      In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report such as substantial leverage, limitations imposed by the Company’s debt instruments, the Company’s ability to successfully execute its restructuring program, the Company’s ability to successfully integrate acquired businesses including actions it has identified as providing cost saving opportunities, and pursue the Company’s prime contractor business strategy, the Company’s customer concentration, risks associated with the formerly owned operations of the Company and risks associated with the Company’s acquisition strategy.

      The Company’s divisions may also be affected by changes in the popularity of particular vehicle models or particular interior trim packages or the loss of programs on particular vehicle models.

      For a discussion of certain of these and other important factors which may affect the Company’s operations, products and markets, see Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001, in this Form 10-Q and other filings with the Securities and Exchange Commission and “Risk Factors” in the Company’s prospectus supplement dated July 2, 2002, filed with the Securities and Exchange Commission.

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

Interest Rate Exposure

      As of September 30, approximately 70% of the Company’s borrowings were on a fixed rate basis. The remainder of the Company’s borrowings were on a variable rate basis and sensitive to changes in interest rates. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at September 20, 2002. Because approximately $387 million of the Company’s borrowings were subject to a minimum LIBOR floor of 3.0%, a 0.5% increase in interest rates would not materially impact pre-tax earnings and cash flow. The fair value of long-term debt at September 30, 2002 was approximately equal to the fair value at December 31, 2001.

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

      At September 30, 2002, the Company had outstanding the following foreign currency forward and option contract amounts (amounts in millions, except average contract rate):

Currency	Currency	Contract	Weighted Average Contract	Unrealized
(Pay)	(Receive)	Amount	Rate Per Convention	Gain (Loss)

GBP	EUR	$6.6	0.6169 GBP per EUR	—
EUR	USD	$1.5	0.8811 USD per EUR	0.1
CAD	USD	$131.1	1.6297 CAD per USD	0.1
USD	EUR	$2.2	0.8761 USD per EUR	(0.2)
MXN	USD	$2.2	10.1080 MXN per USD	—
BRL	USD	$1.1	2.5364 BRL per USD	0.3

      These amounts include option contracts with an aggregate notional amount of $119.8 million outstanding at September 30, 2002 with a weighted average strike price of $1.64 CAD per USD. For additional information on hedging activities see Note 5, “Foreign Currency Protection Programs” in the notes to the financial statements included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

Item 4.     Controls and Procedures

a. Evaluation of disclosure controls and procedures:

      Within 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s

“disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     b.     Changes in internal controls:

      An evaluation of internal controls was conducted for the year ended December 31, 2001 and was subsequently updated in November 2002. The following paragraphs detail Management’s significant areas of focus to further enhance internal controls:

•	The Company has implemented certain enhancements, or is in the process of enhancing, internal controls relating to data quality and process efficiency with respect to its current consolidation system and preparation of consolidated financial statements. Recent actions relate to improving the systematic roll-up of both financial and non-financial information that is reported in the Company’s financial reports filed with the Securities & Exchange Commission. These actions have primarily focused on improving; (1) the entity structure utilized by the consolidation tool, (2) the collection and compilation of financial and non-financial data, and (3) the ability to identify and eliminate intercompany transactions and balances in a more efficient manner. The Company is currently making these changes to its existing consolidation system and is in the process of implementing a new consolidation system. As part of the new system implementation process, the Company is examining additional means to improve its internal controls.

•	Further, the Company is implementing controls to ensure that financial and non-financial information that is generated by accounting or other company functions is adequately reviewed prior to being recorded in the Company’s books of record. As disclosed in Note 2 “Notes to Consolidated Financial Statements,” an error in the mathematical computation of foreign currency exchange gains was discovered and was reflected as a prior period adjustment in the third quarter 2002 financial statements. The error was detected as the result of a change in the individuals responsible for computing and reviewing the foreign currency exchange gain/loss. The Company is implementing new controls that are designed to improve the existing approval and authorization processes.

      Other than the above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation. The Company also intends to refine its internal control procedures on an ongoing basis as deemed appropriate with a view towards making improvements.

PART II — OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

10.1	Employment and Consulting Agreement between Collins and Aikman Corporation and an Employee dated July , 2002
10.2	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated September , 2002
10.3	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated October , 2002
11	Computation of Earnings Per Share
12.1	Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b))
99.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b))
99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b))

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

      August 2, 2002 — Item 5 announcing that Jerry L. Mosingo was appointed the new Chief Executive Officer and Director of the Company.

      August 14, 2002 — Item 7 (Exhibits)

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

James L. Murawski
Vice President, Finance and Corporate Controller
(Principal Accounting Officer)

Dated: November 14, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Employment and Consulting Agreement between Collins and Aikman Corporation and an Employee dated July ,2002
10.2	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated September , 2002
10.3	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated October , 2002
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges
99.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b))
99.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b))
99.3	Certification Pursuant to Section 906 of the Sarbanes Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b))