Form 10-K
period 2002-12-31
COLLINS & AIKMAN CORP
filed 2003-03-26
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑  No ☐.

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $168,443,079 as of March 18, 2003.

     As of February 28, 2003, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

     The information required by Part III (Items 10, 11, 12 and 13) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2002.

WEBSITE ACCESS TO COMPANY’S REPORTS:

     Collins and Aikman’s internet website address is www.collinsaikman.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s website and as soon as reasonably practicable after the reports are electronically filed with, or furnished to the Securities and Exchange Commission.

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

      The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that Collins and Aikman, Corporation (the Company) or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

Demand in the automotive industry is significantly dependent on the U.S. and the global economies and the Company’s business and profitability are exposed to current and future uncertainties.

      The Company’s financial performance depends, in large part, on conditions in the global automotive markets and, generally, on the U.S. and global economies. Demand in the automotive industry fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels, consumer confidence and fuel costs. The threat or act of terrorism and war, the recession and other recent developments adversely affected consumer confidence throughout the U.S. and much of the world and exacerbated the uncertainty in the Company’s markets. The future impact on us is difficult to predict. We would be harmed by any sustained weakness in demand or continued downturn in the economy.

      The Company’s sales are impacted by retail inventory levels and production schedules. In 2002, Original Equipment Manufacturer (OEM) customers continued to significantly reduce their production and inventory levels due to the uncertain economic environment. In the current environment, it is extremely difficult to predict future production rates and inventory levels and the sustainability of any recovery.

The base of customers which the Company serves is concentrated, and the loss of business from a major customer or the discontinuation of particular vehicle models could reduce the Company’s sales and harm the Company’s profitability.

      Because of the relative importance of a few large customers and the high degree of concentration of OEMs in the automotive industry, the Company’s business is exposed to a high degree of risk related to customer concentration. DaimlerChrysler AG, General Motors Corporation and Ford Motor Company and their respective affiliates were the Company’s three largest customers and they directly or indirectly accounted for approximately 31%, 23% and 23% of the Company’s 2002 net sales, respectively. A loss of significant business from, or adverse performance by, any of these customers would be harmful to the Company’s profitability. Although the Company receives purchase orders from most of the Company’s customers, these purchase orders typically provide for the supply of a customer’s annual requirements for a particular model or assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. It is difficult to accurately predict the level of new production for 2003 car sales. The loss of business with respect to significant vehicle models could have a material adverse effect.

      In addition, there is substantial and continuing pressure from automotive manufacturers to reduce costs, including costs associated with outside suppliers like Collins and Aikman. For example, OEM customers in the automotive industry attempted to impose price decreases and givebacks throughout 2002. Such attempted price decreases were generally in the 3% to 8% range. Several reductions have been agreed to, and others are currently being negotiated with OEMs and pressures may increase if overall economic and industry conditions do not improve. It is difficult for the Company to offset downward pricing pressures through alternative, less costly sources of raw materials. In addition, throughout 2002, the Company has experienced pricing pressure from its suppliers. The Company cannot assure that it will not be materially and adversely affected by substantial and continuing pricing pressures.

The prices that the Company can charge some of the Company’s customers are predetermined and the Company bears the risk of costs in excess of its estimates.

      Sales contracts with some of the Company’s customers require it to provide its products at predetermined prices. In some cases, these prices decline over the course of the contract. The costs that the Company incurs in fulfilling these contracts may vary substantially from its initial estimates. Unanticipated cost increases may occur as a result of several factors, including increases in the costs of labor, components or materials. In some cases, the Company may be permitted to pass on cost increases associated with specific materials to its customers. Cost overruns that the Company cannot pass on to its customers could have a material adverse effect.

The Company may not be able to successfully integrate the Company’s acquired operations or realize the intended benefits of the Company’s acquisitions.

      The Company’s future operations and cash flow will depend largely upon its ability to integrate acquisitions, achieve the strategic operating objectives for these acquisitions and realize significant synergies and cost savings as a result. Acquisitions since January 2001 account for 50 of the Company’s 115 plants and facilities and approximately 50% of the Company’s approximately 25,000 employees. The Textron Automotive Company’s Trim division (TAC-Trim) acquisition in 2001 individually accounted for 41 of the Company’s plants and facilities and approximately 12,000 of the Company’s employees located across seven different countries, including two countries where the Company did not previously operate. The Company has not previously undertaken an integration process as large or complex as the integration plans required by these recent acquisitions collectively or by the TAC-Trim acquisition individually. In order to succeed, the Company will need to realize projected synergies and cost savings on a timely basis, consolidate information technologies, capitalize on the Company’s increased purchasing power, effectively control the progress of the Company’s integration process and associated costs, consolidate the Company’s program management, research and development and engineering operations; capitalize on the Company’s prime contractor strategy and the opportunities afforded by the Company’s broader products offering; and maintain strong relationships with Tier I integrators and OEMs.

      To the extent the Company has misjudged the nature and extent of industry trends or its competition, it may have difficulty in achieving its operating and strategic objectives. In addition, the Company’s integration activities will place substantial demands on its management, operational resources and financial and internal control systems. The Company’s future operating results will depend upon the Company’s ability to implement and improve its operating and financial controls and to combine, train and manage the Company’s employee base. There is a risk that the diversion of management attention, particularly in a difficult operating environment, will affect sales and the attention that management can devote to this and other operational, financial and strategic issues. In addition, in some of the Company’s past non-U.S. acquisitions, the Company has encountered integration and systems difficulties typical of foreign transactions, which have given rise to material weaknesses that had to be subsequently corrected. The Company cannot assure you that it will not encounter similar difficulties going forward. All statements concerning the benefits, cost savings and synergies the Company expects to realize from its acquisitions are forward-looking statements.

The Company may pursue additional acquisitions that further the Company’s current strategies.

      The Company may selectively identify and acquire other businesses with complementary products, manufacturing capabilities or geographic markets and the Company expects to continually evaluate such opportunities. The Company cannot assure you that any business acquired will be successfully integrated with other operations or prove to be complementary in the manner expected or profitable. The Company could incur further indebtedness in connection with the Company’s acquisition strategy and increase the Company’s leverage. Acquisitions outside of North America may present unique difficulties and increase the Company’s exposure to the risks attendant to international operations. The process of integrating acquired companies and operations into the Company’s existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.

The Company may incur unanticipated contingent liabilities as a result of acquisitions and may experience unanticipated liabilities associated with former discontinued operations.

      The Company may incur unforeseen environmental, tax, pension, litigation or other liabilities in connection with the Company’s recent or future acquisitions or the Company may underestimate the known liabilities. If such liabilities materialize or are greater than the Company estimates, they could have a material adverse effect on us. In addition, the Company has significant responsibilities related to some of its formerly owned businesses, or discontinued operations, such as those relating to post-retirement, casualty, environmental, product liability, lease and other matters. Based upon the information presently available and the Company’s insurance coverage, the Company does not believe that any of these liabilities will have a material adverse effect upon the Company’s financial condition or results of operations, however, the Company could be incorrect in its assumptions and the extent of those contingent liabilities of which the Company is aware may exceed its expectations and there may be other such liabilities of which the Company presently has no knowledge.

If the Company is unable to meet future capital requirements, the Company’s competitive position may be adversely affected.

      In securing new business, the Company is typically required to expend significant amounts of capital for engineering, development, tooling and other costs. Generally, the Company seeks to recoup these costs through pricing over time, but the Company may be unsuccessful due to competitive pressures and other market constraints or if a customer ceases production of a particular vehicle. While the Company believes that it will be able to fund capital expenditures through cash flow from operations, borrowings under the Company’s credit facilities and sales of receivables under the Company’s receivables facility, there can be no assurance that it will have adequate funds to make all the necessary capital expenditures or that the amount of future capital expenditures will not be materially in excess of its anticipated expenditures.

Recent trends among the Company’s customers will increase competitive pressures in the Company’s businesses.

      In recent years, the competitive environment among suppliers to the vehicle manufacturers in the automotive industry has changed significantly as these manufacturers have sought to outsource more vehicular components, modules and systems and to use on-line auctions in order to obtain further price reductions. In addition, these sectors have experienced substantial consolidation as OEMs have sought to lower costs, improve quality and increasingly purchase complete systems and modules rather than separate components. This consolidation has caused, and its continuation will continue to amplify, the pricing pressures outlined above in the discussion of the concentration of the Company’s customers. The Company’s competitive strategy will be to position ourselves as the prime contractor of choice to both Tier I integrators and OEM assembly plants by supplying a full spectrum of integrated interior trim components. This strategy presents the risk that some of the Company’s customers may be in competition with the Company as well. Furthermore, the trend toward consolidation among automotive parts suppliers is resulting in a smaller number of large suppliers like us who benefit from purchasing and distribution economies of scale. The Company may be unable to achieve the cost savings and operational improvements expected from the Company’s prime contractor business strategy, which could harm its ability to compete favorably in the future with other larger, consolidated companies.

The Company’s strategy may not succeed if anticipated outsourcing fails to occur due to union considerations.

      Because of the economic benefits inherent in outsourcing to suppliers and the costs associated with reversing a decision to purchase automotive interior systems and components from an outside supplier, automotive manufacturers’ commitments to purchasing automotive interior systems and components from outside suppliers, particularly on a just-in-time basis, are contemplated to increase. However, under the contracts currently in effect in the United States and Canada between each of Ford, General Motors and DaimlerChrysler and the United Auto Workers (“UAW”) and the Canadian Auto Workers (“CAW”), in order for any of such automotive manufacturers to obtain from external sources components that it currently produces, it must first notify the UAW or the CAW of such intention. If the UAW or the CAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW or the CAW and the automotive manufacturer. Factors that will normally be taken into account by the UAW, the CAW and the automotive manufacturer include whether the proposed new supplier is technologically more advanced than the automotive manufacturer, whether the new supplier is unionized, whether cost benefits exist, and whether the automotive manufacturer will be able to reassign union members whose jobs are being displaced to other jobs within the same factories.

The Company’s products are subject to changing technology, which could place us at a competitive disadvantage relative to alternative products introduced by competitors.

      The Company believes that its customers rigorously evaluate their suppliers on the basis of product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, manufacturing expertise, operational flexibility, customer service and overall management. The Company’s success will depend on its ability to continue to meet customers’ changing specifications with respect to these criteria. The Company may, therefore, require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive.

The Company may be subject to work stoppages at its facilities or those of its principal customers, which could seriously impact the profitability of the Company’s business.

      As of December 31, 2002, approximately 57% of the Company’s global work force was unionized. If the Company’s unionized workers were to engage in a strike, work stoppage or other slowdown in the future, the Company could experience a significant disruption of the Company’s operations, which could have a material adverse effect on us. Many OEMs and their suppliers have unionized work forces. Work stoppages or slowdowns experienced by OEMs or their suppliers could result in slowdowns or closures of assembly plants where the Company’s products are included in assembled vehicles. Furthermore, organizations responsible for shipping the Company’s customers’ products may be impacted by occasional strikes staged by the unions representing transportation employees. Any interruption in the delivery of the Company’s customers’ products would reduce demand for the Company’s products.

A growing portion of the Company’s revenue may be derived from international sources, which exposes us to additional uncertainty.

      A significant portion of the Company’s 2002 sales were derived from shipments to destinations outside of the United States and Canada. As part of the Company’s business strategy, the Company intends to expand the Company’s international operations and customer base. Sales outside of the U.S. and Canada, particularly sales to emerging markets, are subject to other various risks, including: governmental embargoes or foreign trade restrictions such as antidumping duties; changes in U.S. and foreign governmental regulations; tariffs; fuel duties; other trade barriers; political, economic and social instability; and foreign exchange risk. In addition, there are tax inefficiencies in repatriating funds from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet the Company’s debt service or other obligations, this will adversely affect us. International operations are frequently conducted through joint venture arrangements that can materially limit the Company’s operational and financial control of the business.

The Company may incur material losses and costs as a result of product liability and warranty claims that may be brought against us.

      The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its current and formerly manufactured or sold products results, or is alleged to result, in bodily injury and/or property damage. The Company may experience material product liability losses in the future or incur significant costs to defend such claims. The Company’s product liability insurance coverage will be inadequate for any liabilities that may ultimately be incurred or may be unavailable on acceptable terms in the future. In addition, if any of the Company’s products are or are alleged to be defective, the Company may be required to participate in a government-required or OEM-instituted recall involving such products. Each vehicle manufacturer has its own policy regarding product recalls and other product liability actions relating to its suppliers.

      In addition, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, vehicle manufacturers are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against us in excess of the Company’s available insurance coverage or a requirement to participate in a product recall may have a material adverse effect.

      In the ordinary course of the Company’s business, contractual disputes over warranties can arise. In the past five years or more, the Company has not been required to make any material payments in respect of warranty claims. In most cases, financial responsibility for warranty costs are contractually retained by the Company’s customer so long as the customers’ specifications are met, but the Company may nonetheless be subjected to requests for cost sharing or pricing adjustments as a part of the Company’s commercial relationship with the customer.

The Company’s business may be materially and adversely affected by compliance obligations and liabilities under environmental laws and regulations.

      The Company is subject to federal, state, local and foreign environmental, and health and safety, laws and regulations that affect ongoing operations and may increase capital costs and operating expenses in order to maintain compliance with such requirements; and impose liability relating to contamination at the Company’s facilities, and at other locations such as former facilities, facilities where the Company has sent wastes for treatment or disposal, and other properties to which the Company (or a company or business for which the Company is responsible) are linked. See Footnote 21 “Commitments and Contingencies — Environmental”.

The Company may not be able to manage its business as it might otherwise due to its high degree of leverage.

      The Company has indebtedness that is substantial in relation to the Company’s stockholders’ equity and cash flow. At December 31, 2002, the Company had $1,289.2 million of outstanding total debt and short-term borrowings. The Company’s percentage of total debt and outstanding preferred stock of its subsidiary, Products (“Products Preferred Stock”) to total capitalization was 78% at December 31, 2002. The degree to which the Company is leveraged will have important consequences, including the following:

•	the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, business development efforts or general corporate purposes may be impaired;

•	a substantial portion of the Company’s cash flow from operations will be dedicated to the payment of interest and principal on the Company’s indebtedness, dividends on Products Preferred Stock, and capital and operating lease expense, thereby reducing the funds available to us for other purposes;

•	the Company’s operations are restricted by the Company’s debt instruments and the terms of the Products Preferred Stock, which contain material financial and operating covenants, and those restrictions will limit, among other things, the Company’s ability to borrow money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	indebtedness under the Company’s senior credit facilities and the financing cost associated with its receivables facility will be at variable rates of interest, which makes it vulnerable to increases in interest rates;

•	the Company’s leverage may place us at a competitive disadvantage as compared with the Company’s less leveraged competitors and the Company’s leverage will make it more vulnerable in the event of a downturn in general economic conditions or in any of the Company’s businesses; and

•	the Company’s flexibility in planning for, or reacting to, changes in its business and the automotive industry may be limited.

      The Company’s ability to service or refinance, when required, the Products Preferred Stock and the Company’s debt, lease and other obligations will depend principally upon the Company’s future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company’s control.

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

      For a discussion of certain of these and other important factors which may affect our operations, products and markets, see “Item 1. — Business” and “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also our other filings with the Securities and Exchange Commission.

Item 1.     Business

The Company

      The Company is a global leader in the design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems and has the number one or two North American market share position in seven out of ten major automotive interior categories tracked by CSM Worldwide. The Company is also the largest North American supplier of convertible top systems. The Company expects the fully assembled cockpit modules market to grow significantly over the next five years and has positioned itself as a leading global supplier in this market. Sales are diversified among all North American OEMs, transplants such as Toyota, Honda and Nissan and major Tier I integrators. In North America, the Company manufactures components for approximately 90% of all light vehicle production. The Company has approximately 25,000 employees and more than 115 plants and facilities worldwide. The Company is a Delaware corporation formed on September 21, 1988. The Company conducts all of its operating activities through its wholly owned subsidiary Collins & Aikman Products Co. (“Products”). Predecessors of Products have been in operation since 1843.

      In February 2001, Heartland Industrial Partners, L.P. acquired a controlling interest in the Company. Since the investment, the Company has pursued acquisitions that have furthered a strategy of serving as a prime contractor to both Tier I integrators, which are shifting capital and emphasis away from interior components manufacturing and towards electronics and the delivery of fully integrated interior modules, and to OEMs, which continue to increase their outsourcing of complete interior manufacturing. Significant acquisitions include:

•	On July 3, 2001, the Company acquired the Becker Group, a leading supplier of plastic components to the automotive industry.

•	On September 21, 2001, the Company acquired Joan Automotive Industries, a leading supplier of bodycloth to the automotive industry, and the assets of Joan’s affiliated automotive yarn dyeing operation, Western Avenue Dyers, L.P.

•	On December 20, 2001, the Company acquired TAC-Trim, one of the largest suppliers of instrument panels and fully assembled cockpit modules and a major automotive plastics manufacturer of interior and exterior trim components in North America, Europe and South America.

•	On January 2, 2003, the Company acquired Delphi Corp.’s plastic injection molding plant and related equipment in Logroño, Spain.

•	On January 17, 2003, the Company acquired from Textron the remaining 50% interest in Textron Automotive Holdings (Italy) S.r.L., a joint venture that was formed as part of the TAC-Trim acquisition. The joint venture includes four facilities producing interior and exterior automotive trim components for strategic global customers in the region.

      Collins & Aikman through its recent acquisitions has created one of the industry’s largest and most broadly based manufacturers of automotive interior components, systems and modules. The Company has the capability to supply diverse combinations of stylistically matched, functionally engineered and acoustically integrated interior trim components, systems and modules and markets interior products to customers through a single “global commercial operations” group, which supplies products from three primary categories: plastic components and cockpits, carpet and acoustics and automotive fabrics. In addition, the Company continues to market its convertible top systems through the Dura convertible group.

Industry Trends

      The Company’s strategy is to capitalize on several important automotive industry trends, which are expected to drive demand for its products. These trends include:

•	Increasing OEM Demand for Modules, Systems and Complete Interiors. To reduce costs and simplify assembly processes and design, OEMs increasingly expect their large-scale suppliers to provide fully engineered systems, pre-assembled combinations of components (systems or modules) and complete automotive interiors rather than individual components. OEMs also continue to increase their need for multiple products on any given assembly line, further driving the need for suppliers to be able to handle extreme complexity.

•	Accelerating Manufacturing Outsourcing by Tier I Total Interior Integrators. The large total interior Tier I integrators are repositioning their assets and resources to focus on electronics design, assembly and “just-in-time” sequencing of modules, systems and complete interiors. As a result, they are seeking to divest or outsource the manufacturing of many component categories.

•	Growing Technological Content and Acoustical Performance Requirements. The electronic and technological content of vehicles continues to expand, largely driven by demand for greater functionality and convenience. Changes to vehicle interiors, including hands-free cell phone systems, entertainment and navigational systems and voice-activated dashboard functions, are expected to require enhanced acoustical properties and increased sound field engineering relative to today’s light vehicles.

•	Global Customer Requirements. Due to the opportunity for significant cost savings, reduced product development cycle times, common global platforms and improved product quality and consistency, automotive manufacturers favor suppliers with the capability to manufacture automotive interior systems and components in multiple geographic markets.

Corporate Strategy

      The Company’s goal is to become the leading manufacturer of automotive interior trim components to OEMs and Tier I integrators and to realize the integration, synergy and cost savings opportunities created by the combination of Collins & Aikman and its 2001 acquisitions. The Company intends to leverage its product development, patented new materials, continuous enhanced manufacturing capability, an unwavering dedication to lean, error proofing and APQP (Advanced Product Quality Planning) launch readiness systems to meet customers’ demands. The following are the key elements of the strategy:

•	Provide integrated product solutions that combine interior styling, component systems and acoustical technologies. The ability to bundle multiple components into integrated, custom packages distinguishes the Company from its competitors and provides an opportunity to increase content per vehicle. The Company is a leader in product innovation, design and styling in all of its business lines, producing components that cover substantially all of the non-glass interior surfaces of automobiles. This breadth of product offering affords the Company a significant advantage as OEMs increasingly view the vehicle interior as a major point of differentiation and rely upon automotive suppliers for research, engineering, design and styling capabilities. By employing a cross-disciplinary approach to acoustics, surface styling and product engineering that takes advantage of product development and technological capabilities, the Company can offer integrated product solutions to its customers.

•	Capitalize on position as prime contractor to OEMs and Tier I total interior integrators. The Company believes that OEMs will accelerate modular and system sourcing in order to lower costs, reduce time to market and accommodate global platforms and that Tier I total interior integrators will increase the redeployment of assets and capital into the integrated design, assembly and “just in time” sequenced delivery of complete interior systems. The Company is well positioned to capitalize on these opportunities. Furthermore, the Company’s products are used in approximately 90% of all North American light vehicle platforms and are sold to all North American OEMs, transplants such as Toyota, Nissan and Honda, and major Tier I integrators. The Company is also well positioned with respect to its Tier II competitors that have comparatively narrower product lines and significantly less size, scale and technological capabilities.

•	Increase content per vehicle. The Company intends to take advantage of its current position to increase content per vehicle and has substantial new business awards from customers across all product categories, with the strongest growth in fully assembled cockpit modules. Projected sales growth is primarily attributable to TAC-Trim’s expanded book of full cockpit programs. By increasing content per vehicle, sales are expected to increase at a rate in excess of changes in industry production rates.

•	Leverage technology to improve manufacturing efficiency. The Company believes it has many opportunities to improve manufacturing efficiency and cost structure by rationalizing existing operations and incorporating manufacturing “best practices,” processes, procedures and technologies into its operations. For example, TAC- Trim is believed to be among the most efficient plastics suppliers in North America and Europe due to numerous proprietary manufacturing technologies, such as InvisitecTM and IntellimoldTM and EnvirosoftTM patented processes that allow the Company to manufacture and combine multiple products to produce complex integrated interiors products. The Company believes the application of technologies such as IntellimoldTM to the Company’s other operations, as well as the continued roll-out of these technologies throughout TAC-Trim’s operations, will significantly improve plastics manufacturing cycle times, labor costs and scrap rates.

•	Pursue cost savings opportunities. The Becker, Joan and TAC-Trim acquisitions created cost savings in the first full year of operation. The Company expects to continue to realize additional savings through a number of initiatives, including purchasing savings, in-sourcing the majority of our plastics tooling and yarn dyeing requirements, consolidating research and development and engineering functions, capacity rationalization and reducing global headquarters’ costs. In an effort to achieve cost savings, the Company may also elect to implement restructuring activities in future periods above and beyond activities initiated during 2002.

Segment and Geographical Information

      For a discussion of the Company’s operating segments and the geographic regions in which the Company operates, refer to Item 7 MD&A — “Results of Operations” and to Footnote 20 — “Information About the Company’s Operations.”

Products

      The Company markets the majority of its products to customers through a single “global commercial operations” group, which supplies products from four primary categories: plastic components and cockpits, carpet and acoustics, automotive fabrics, and convertible top systems.

Plastic Components and Cockpits

      The Company manufactures substantially all of the components of the plastic interior trim within a vehicle, including automotive instrument panels, door panels, sidewall trim, overhead systems, headrests and armrests, cupholders, air registers and bezels, slush molded skins, pillar trim, floor console systems, instrument panel components, and fully assembled cockpit modules. This broad portfolio of plastic components and cockpits products allows the Company to offer customers modules and systems that incorporate individual components. Some major products include:

•	Instrument Panels (“IP”): As the most structurally important plastic component in the vehicle and as the plastic substrate directly in front of the driver, the IP occupies the most important piece of “real estate” in the interior. The Company believes that it is the number one IP supplier in North America. The advanced materials the Company employs include EnvirosoftTM castable thermoplastic materials, high performance PVC alloys, high-definition grain and texture formulation and vacuum forming. The Company also has the proprietary InvisitecTM invisible passenger air bag system, which provides improved appearance and craftsmanship at reduced cost.

•	Cockpits: The Company is a leading North American and European supplier of cockpits. The complete array and breadth of its plastic component offerings has enabled the Company to become a leader in offering customers a fully assembled IP system (“cockpit”) delivered on a just-in-time basis. As most of the ancillary interior trim components revolve around the IP placement, the Company believes that it will be able to penetrate effectively the customer base by offering the IP along with complementary plastic accoutrements and additional products from its other business units. The Company sources various other parts that make up a fully assembled modular cockpit from outside suppliers (including radios, wire harnesses, cross-vehicle beams and steering columns). The Company expects that its position as a cockpit integrator will provide significant opportunities to in-source more manufactured content in the future. Through the proprietary IntelliquenceTM software, finished cockpits can be delivered to the OEMs on a just-in-time basis and installed on the assembly line.

•	Door Panels: The Company believes that it is the second largest supplier of door panels in North America. This decorative plastic interior trim component is an important element to the overall styling theme of a vehicle’s interior.

•	Exteriors: Exterior trim components include plastic molded fascia systems, bodyside cladding, signal lamps, cowl grilles and wheel flares. The Company has taken advantage of the systems trend in the exterior trim product market by producing and assembling fascia with radiator grilles, energy absorbers, trim moldings and lamps to be delivered in sequence directly to the OEMs’ assembly line.

Carpet and Acoustics

      The Company evolved from a North American carpet producer to become a market leader in a broad range of automotive floor systems, luggage compartment trim, dash insulators and other acoustic products with production capabilities in both North America and Europe. While acoustical products are often combined with molded floor carpet to provide complete interior floor systems, it is useful to describe four carpet and acoustics product categories:

•	Molded Floor Systems: Molded floor systems consist of thermoformed compression molded carpets. These carpets are provided in either a barrier or an absorptive NVH (noise, vibration and harshness) system. The barrier system includes polyethylene, barrier back, and a fiber underlay system or a foam-in-place system. Products include TuflorTM, the Company’s proprietary thermoplastic flooring product, which is rugged, durable and washable. The products in molded floor systems are highly engineered, and their manufacture requires a high degree of precision and draws on the Company’s robotics capabilities. The Company believes it is the number one producer of molded floor and acoustic systems in the North American market and manufactures molded floor systems for all of the North American and Japanese OEMs as well as a number of the European OEMs.

•	Luggage Compartment Trim: The other major carpeted area of the vehicle is the luggage compartment, which includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products. The Company believes that it is the number two supplier of luggage compartment trim in the North American market.

•	Accessory Floormats: The Company manufactures automotive accessory floormats by vulcanizing rubber backing to tufted carpet and also manufactures cargo mats with value-added distinctive aesthetic and practical features such as hand-sewn appearance of edges and moisture trapping construction with our patented Akro Edge® floormats. Largely due to this product differentiation, the Company has become the largest fully integrated auto floormat producer in North America.

•	Acoustical Products: Acoustical products include interior dash insulators that insulate the passenger compartment from engine compartment noise and heat; damping materials that control noise in the floor, overhead system and sides of the vehicle; and engine compartment NVH systems. Changes to vehicle interiors, including hands-free cell phone systems, navigational systems, entertainment systems and voice-activated Internet access, will require enhanced acoustical properties and increased sound field engineering relative to today’s light vehicles.

Automotive Fabrics

      The Company is positioned as the market leader in the North American automotive fabrics market, with the 2001 acquisition and the completed integration of Joan Fabrics automotive business. The principal automotive products include body cloth (woven or knitted fabrics for seating surfaces and other interior applications) and headliner fabric. The Company is able to offer virtually every major weave/knit technology currently available in the marketplace including dobby velours, jacquard velours, flat wovens, double-needlebar knits, circular knits and tricot knits. This allows the Company to effectively serve changing customer styling and cost directives.

      In addition, Joan and other acquisitions have allowed the Company to increase its backward and forward integration levels by adding yarn dye and fabric lamination operations. This additional value-add manufacturing and improved control of the supply chain have contributed to improved operational efficiencies and manufacturing performance.

Dura Convertible Top Systems

      Dura Convertible Systems (DCS) is the only vertically integrated full service supplier of convertible roof systems, which designs, engineers and manufactures all aspects of a convertible top including the framework, trim set, backlights, well slings, tonneau covers and power actuating system. Recently, in order to differentiate products in the marketplace, OEMs have been increasing the number of convertible and open roof derivative vehicles on both existing and new platforms. The Company’s management believes that this trend will continue to drive demand for convertibles and other innovative open roof systems. DCS is well positioned to secure additional business based upon demonstrated new innovative roof system concepts.

      Top-in-a-BoxTM, a system pioneered by DCS, is an assembly-line-ready module containing all of the components of a convertible top that enables the OEM to install a complete convertible top system on the production line. This modular, “bolt-on” assembly significantly reduces the time and labor traditionally required to manufacture a convertible model, enabling OEMs to more profitably produce and sell convertibles. DCS has the industry’s most complete line of fabric coverings for convertible and sport utility top covers for OEMs globally. The Company maintains final assembly and trim operations near the OEMs’ plants, and thereby offers customers complete just-in-time delivery and sequencing capabilities.

Customers

      Customers include OEMs and Tier I total interior integrators, both of which have been increasingly divesting component manufacturing. OEMs have been typical direct customers for the Company’s plastic components, cockpits, carpet and acoustic and convertible products, while Tier I total interior integrators have typically been direct customers for fabrics and carpet and acoustics.

      Through strategic acquisitions, the Company has broadened its customer base globally, with European and South American sales representing 19% of total sales for 2002 versus 14% in 2001. DaimlerChrylser AG (including Mercedes, Chrysler, Mitsubishi and Smart), General Motors Corporation (including General Motors, Opel, Vauxhall and Saab) and Ford Motor Company (including Ford, Jaguar, Land Rover, Aston Martin and Volvo) directly and indirectly represented approximately 31%, 23% and 23% of 2002 sales, respectively. The following is a list of customers:

• Alpha Romeo • Audi • BMW • CAMMI • DaimlerChrysler • Faurecia • Fiat • Ford • Freightliner	• General Motors • Honda • Intier • Isuzu • Jaguar • Johnson Controls • Lear Corporation • Magna • MAN	• Mazda • Mitsubishi • Nissan • NUMMI • Opel • Porsche • PSA • Renault • Rover	• Scania • Seat • Subaru • Toyota • Visteon • Volkswagen • Volvo

      The Company’s supply relationships are typically sole-source and extend over the life of the model, which is generally four to seven years, and do not normally require the purchase by the customer of any minimum number of products. The Company receives blanket purchase orders that normally cover annual requirements for products to be supplied for a particular vehicle model which may be terminated at any time. In order to reduce reliance on any one model, the Company produces automotive interior and exterior systems and components for a broad cross-section of both new and more established models.

Marketing, Engineering and Development

      As a global leader in automotive interior and exterior components, the Company differentiates itself in the marketplace by consistently providing high quality products, outstanding customer service and program management, and cost effective automotive solutions to global customers. Historically, the Company marketed individual components, modules and complete systems to customers. The Company has realigned marketing efforts to sell integrated product “bundles” to customers in an effort to increase growth in sales and operating income while enhancing the value-add provided to customers. Central to this marketing strategy has been the development of products that enhance both the vehicles’ interior aesthetics as well as its acoustic performance. Equally important, and unlike many other Tier I or Tier II automotive suppliers, is the development of marketing and program management teams specifically focused on supporting not only OEMs, but major Tier I customers as well. These dedicated teams, consisting of experienced automotive personnel who are able to meet a customer’s entire needs, provide a single interface for our customers and help avoid duplication of our sales and engineering efforts.

      Products are sold directly to customers under sales contracts that are obtained primarily through competitive bidding. These sales are originated almost entirely by sales staff. This marketing effort is augmented by design and manufacturing engineers that work closely with automotive manufacturers from the preliminary design to the manufacture and supply of automotive modules, systems or components. A key element employed to increase sales is to develop increasingly higher value-added products through innovations in materials construction, product design, engineering and styling. The primary focus of the Global Product Development Division (GPDD), therefore, is to work closely with customer engineering personnel to develop new products, processes, innovations, etc. that are central to winning new business from customers. The Advanced Sales and Program Management Group serves as a “bridge” between the GPDD and customer focused sales groups who market the Company’s products and are responsible for ensuring that customers’ needs are being met.

      Through sales offices in North America, South America, Europe and Asia-Pacific, the Company’s marketing personnel maintain regular contact with their various customers’ engineers and purchasing agents. The Company continually seeks new business from existing customers, as well as developing relationships with new customers. The Company markets its products by maintaining strong customer relationships, developed over an 80-plus year history in the automotive industry through:

•	extensive technical and product development capabilities;

•	reliable just-in-time delivery of high-quality products;

•	strong customer service;

•	innovative new products; and

•	a competitive cost structure.

      The emergence of modular sourcing favors suppliers with broad manufacturing capabilities and product lines, experience with diverse materials and modular coordination. Management believes that the Company’s broad base of manufacturing expertise with interior surface resins and materials and its global leadership in delivering cockpits, favorably positions the Company in the global automotive interior industry. Automotive manufacturers have increasingly looked to suppliers to assume responsibility for introducing product innovations, shortening the development cycle of new models, decreasing tooling investment and labor costs, reducing the number of costly design changes in the early phases of production and improving automotive interior acoustics, comfort and functionality. Once the Company is engaged to develop the design for the automotive interior system or component of a specific vehicle model, it is also generally engaged to supply these items when the vehicle goes into production. Substantial resources have been dedicated toward improving engineering and technical capabilities, establishing strong in-house tooling capabilities and developing advanced technology centers in the United States and in Europe. Similarly, research and development are an integral part of the sales and marketing effort. Especially noteworthy are the Company’s proprietary IntellimoldTM injection molding control process, InvisitecTM invisible passenger air bag door system and Envirosoft castable TPU (Thermal Plastic Polyurethane) and TPO (Thermal Plastic Olefin) materials.

      In order to effectively develop automotive interior systems, it is necessary to have global capabilities in the engineering, research, design, development and validation of the interior components, systems and modules being produced. The Company conducts research and development at design and technology centers in Dearborn, Michigan; Dover, New Hampshire; Auburn Hills, Michigan; Plymouth, Michigan; Heidelberg, Germany and Tyngsboro, Massachusetts and at several worldwide product engineering centers. At these centers, the Company designs, develops and engineers products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer aesthetic and acoustic requirements. In particular, acoustic requirements and cockpit aesthetics have become more important than ever with the advent of in-vehicle telematics. Technologically advanced acoustics testing centers are maintained in Plymouth, Michigan and Heidelberg, Germany and cockpit development centers are located in Auburn Hills and Dearborn, Michigan in order to capitalize on both of these trends.

Manufacturing

      The Company focuses on combining smaller manufacturing plants into larger scale plants that have efficient layouts and the ability to reduce fixed costs.

      The Company possesses cross-disciplinary manufacturing expertise, including an ability to form and assemble multi-material combinations of hard-molded plastics, slush-molded soft skins and surfaces, carpet, fabric, foam, insulation, and other trim materials as well as stamping, welding, machining and painting of metals and cutting and sewing of fabric components. Management believes the sophistication of the Company’s carpet tufting and dying processes, the foam-in-place process for molded floors and its small-part plastic moldings and assemblies capabilities creates a competitive advantage.

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

      The TAC-Trim acquisition added advanced process technologies such as slush-molded skinning for high-end instrument panels, thermoplastic casting, and “molded-in” color and decoration insert capability and overall manufacturing discipline and acumen. Specific product and process additions brought on by TAC-Trim include: the patented IntellimoldTM feedback control system for injection molding control which dramatically reduces cycle times, labor costs and scrap rates; and the proprietary IntelliquenceTM software sequencing system which should enable product delivery on a just-in-time basis to global OEM customers. In addition, TAC-Trim significantly expands plastic manufacturing capabilities allowing the Company to provide substantially all of an automobile’s interior plastic components.

Technology and Intellectual Property

      Significant resources are dedicated to research and development in order to maintain the position as a leading developer of technology innovations, some of which have been patented or are in the process of being patented, in the automotive interior industry. The Company has developed a number of patented and proprietary designs for innovative interior features, all focused on increasing value to the customer. Examples include the Company developed proprietary slimline cupholders, CavelflexTM (stretch woven) fabrics and the “AcTTM family” of acoustically tunable products.

      Patents and patent applications exist in five primary areas: automotive floor mats, automotive fabric products, acoustics, interiors and convertible systems. With respect to floormats, the Company holds several U.S. and foreign patents relating to the Akro Edge® floormats. Akro Edge® floormats are the industry standard for their functional and aesthetic appeal to OEMs and their customers. With respect to automotive fabric patents, the Company has numerous patents on headliners, trunkliners and floor panels. In the acoustics area, in addition to the proprietary Comet® acoustics software, the Company is actively seeking protection of various aspects of its AcTTM fiber technology and various other means for improving sound deadening and sound absorption in automotive interiors. The Company has various patents and patent applications directed to cup holders, air outlet assemblies, storage systems and convertible mechanisms. The Company owns the patents relating to IntellimoldTM injection molding control process for use in its business. The IntellimoldTM patents are related to methods and/or apparatus for injection molding. The Company also holds technology relating to certain skin materials and compounding solutions that provide the capability to design cost-effective materials with outstanding performance and aesthetic qualities. Examples of these materials include EnvirosoftTM castable thermoplastic materials, high performance PVC alloys, high-definition grain and texture formulation and vacuum thermoplastic applications. The Company also holds technology relating to the

InvisitecTM invisible passenger air bag system, which provides improved appearance and craftsmanship at reduced cost. InvisitecTM systems, which integrate the air bag door with the panel and top cover, have been commercialized for soft-cast and vacuum-formed panels and hard injection molded instrument panels. In total, the Company holds approximately 370 U.S. and approximately 1,400 foreign active patents and has approximately 325 patents pending. The intellectual property acquired in the TAC-Trim Acquisition is subject to certain limitations on the Company’s use and creates continuing obligations to Textron.

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

Raw Materials

      Raw materials and other supplies used in our continuing operations are normally available from a variety of competing suppliers. With respect to most materials, the loss of a single or even a few suppliers would not have a material adverse effect on the Company. The Company is sensitive to price movements in its raw materials supply base and has not hedged against price fluctuations in commodity supplies, such as plastics and resins. While the Company may not be able to pass on any future raw materials price increases to customers, a significant portion of increased cost may be offset through volume purchase savings, value engineering/value analysis in conjunction with our major customers and reductions in the cost of off-quality products and processes. The Company may evaluate commodities hedging opportunities from time to time.

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

Joint Ventures

      In January 2003, the Company acquired from Textron the remaining 50% interest in Textron Automotive Holdings (Italy) S.r.L., a joint venture that was formed as part of the TAC-Trim acquisition. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding this acquisition of the remaining 50% interest in the Italian joint venture.

Labor Matters and Employees

      As of December 31, 2002, the Company’s continuing operations employed approximately 25,000 persons on a full-time or full-time equivalent basis. Approximately 57% of such employees were represented by labor unions in the United States, Canada and other countries. Each facility with represented employees has its own collective bargaining unit and management believes that its relations with employees represented by labor unions and other employees are generally good. From time to time in the ordinary course of our business, grievances are filed against the Company by employees and unions.

Environmental Matters

      A discussion of environmental matters is included in Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 “Commitments and Contingencies” of this report.

Item 2.     Properties

      The Company has over 115 plants and facilities in North America, South America, Europe and Asia. Approximately 60% of the over 14 million total square footage of these facilities is owned and the remainder is leased. Many facilities are strategically located to provide product delivery to our customers on a just-in-time basis.

Facilities by Geographic Region

	North	South
Type of Facility	America	America	Europe	Asia	Total

Manufacturing	52	4	29	—	85
Design, Research & Development, and Technical Centers	19	—	7	—	26
Sales Branches, Offices, Other	13	—	5	2	20

Total(1)	84	4	41	2	N/A

(1)	Total facilities shown per the table exceeds the 115 plants and facilities indicated above because certain facilities listed in the table serve in more than one of the indicated capacities.

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

      Management believes that it has obtained, and is in material compliance with those material environmental permits and approvals necessary to conduct its various businesses. Environmental compliance costs for continuing businesses are accounted for as normal operating expenses or capital expenditures, except for certain costs incurred at acquired locations. Environmental compliance costs relating to conditions existing at the time of an acquisition are generally charged to reserves established in purchase accounting. The Company accrues for environmental remediation costs when such obligations are known and reasonably estimable. In the opinion of management, based on the facts presently known to it, such environmental compliance and remediation costs will not have a material effect on the business, consolidated financial condition, future results of operations or cash flows.

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

      The Company has established accruals for certain contingent environmental liabilities. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of December 31, 2002 and 2001, total reserves for those contingent environmental liabilities are approximately $64.5 million and $59.6 million, respectively.

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place by 2004. The Company is a defendant in two lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of December 31, 2002, the Company has accrued $15.7 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place by 2004. As of December 31, 2002, the Company has accrued $9.6 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. The Company is also in negotiation with the USEPA regarding a claim for past oversight costs. A resolution of this matter is anticipated in 2003. As of December 31, 2002, the Company has accrued $14.1 million for Stamina Mills.

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

      During 2002, the Company received proceeds of $15.8 million on environmental claims related to discontinued operations. Of this amount, $9.5 million was recorded as income from discontinued operations, net of income taxes.

      During 2001, the Company received proceeds of $14.5 million on environmental claims related to discontinued operations. Of this amount $8.8 million was recorded as income from discontinued operations, net of income taxes.

      Other Claims: As of December 31, 2002, the Company is party to approximately 780 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $617,750 or an average of less than $10,127 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date, and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

      A purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan (No. 03 CV 71173). The action was purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002 against the Company, Heartland Industrial Partners, L.P. and ten senior officers and/or directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, by issuing a series of materially false and misleading statements pertaining to, among other things, the anticipated benefits of the TAC-Trim acquisition. The Company believes that the claims are without merit and intends to vigorously defend the lawsuit. The Company does not believe that the suit will have a material impact on the Company’s financial condition, results of operations or cash flow.

Item 4.     Submission of Matters to a Vote of Security Holders

      None during the fourth quarter of 2002.

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock has been traded on the New York Stock Exchange under the symbol “CKC” since July 7, 1994. At March 18, 2003, there were approximately 120 holders of record. The following table lists the high and low closing prices for the Common Stock for the full quarterly periods during the two most recent years.

	2002				2001

	High		Low		High		Low

First Quarter	25.500	(1)	16.750	(1)	14.218	(1)	8.950	(1)
Second Quarter	28.375	(1)	9.000	(1)	15.500	(1)	10.125	(1)
Third Quarter	9.000		2.810		21.425	(1)	9.875	(1)
Fourth Quarter	4.450		2.450		25.750	(1)	11.900	(1)

(1)	Adjusted for May 28, 2002 2.5 to 1 reverse stock split.

      On December 31, 2002, Heartland owned approximately 36% of the outstanding shares; Blackstone Partners and WP Partners owned approximately 11%; Joan Fabrics Corp. and Mr. Elkin McCallum and associates owned approximately 7%; Mr. Charles E. Becker and Textron each owned approximately 9%.

      The Company has paid no dividends or made similar distributions with respect to its common stock during 2002 or 2001. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements and other factors deemed relevant by the Company’s Board of Directors. Certain restrictive covenants contained in the agreements governing the Company’s credit facilities and senior subordinated notes limit the Company’s ability to make dividend and other payments. See ITEM 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 9 to the Consolidated Financial Statements.

Item 6.     Selected Financial Data

	Year Ended(1)

	December 31,	December 31,	December 31,	December 25,	December 26,
	2002	2001	2000	1999	1998

		(in millions, except per share data)
Statement of Operations Data:
Net sales	$3,885.8	$1,823.3	$1,901.8	$1,898.6	$1,825.5
Gross profit	518.1	218.8	266.6	284.7	248.2
Selling, general and administrative expenses	293.5	157.3	151.4	145.8	142.7
Restructuring charge and impairment of long-lived assets(2)	56.9	18.8	—	33.4	—
Goodwill amortization	—	7.1	7.1	7.0	7.0
Operating income	167.7	35.6	108.1	98.5	98.5
Interest expense, net	148.9	84.3	96.6	92.1	82.0
Subsidiary preferred stock requirements	38.4	2.4	—	—	—
Loss on sale of receivables	4.2	10.8	9.2	5.4	6.1
Income (loss) from continuing operations before income taxes	(33.8)	(68.3)	0.8	(1.2)	5.2
Income tax expense (benefit)	17.5	(18.6)	2.2	0.2	5.3
(Loss) from continuing operations	(51.3)	(49.7)	(1.4)	(1.4)	(0.1)
Income from discontinued operations, including disposals, net of income taxes	9.5	8.8	6.6	—	—
Income (loss) before extraordinary items and cumulative effect of a change in accounting principle	(41.8)	(40.9)	5.2	(1.4)	(0.1)
Net income (loss)(3)	(53.5)	(46.2)	4.5	(10.2)	(3.8)
Per Share Data(4):
(Loss) from continuing operations per basic and diluted share	(1.15)	(1.28)	(0.06)	(0.05)	—
Dividends per share	—	—	—	0.32	—
Balance Sheet Data (at period end):
Total assets	$3,157.1	$2,987.9	$1,280.3	$1,348.9	$1,382.2
Long-term debt, including current portion	1,278.7	1,302.5	884.0	912.5	866.0
Mandatorily redeemable preferred stock of subsidiary	123.9	149.3	—	—	—
Common stockholders’ equity (deficit)	397.5	374.7	(154.9)	(151.1)	(79.8)
Other Data:
Capital expenditures	$147.9	$54.5	$69.0	$86.4	$95.8
Depreciation and amortization	117.0	81.8	74.8	71.5	67.1

(1)	The years 2002 & 2001 were calendar years; fiscal year 2000 had 53 weeks; all other fiscal years had 52 weeks.

(2)	In 2002, the Company recorded a $56.9 million restructuring charge consisting of $18.0 million in asset impairments and $33.2 million primarily related to severance accruals and $5.7 million primarily related to other contractual obligations. In 2001, the Company recorded a restructuring charge consisting of $7.6 million in asset impairments and $11.2 million primarily related to severance accruals. In 1999, the Company recorded a restructuring charge consisting of $13.4 million in asset impairments and $20.0 million primarily related to severance accruals.

(3)	In 2002, the Company recorded an $11.7 million charge for the cumulative effect of a change in accounting principle related to an impairment loss. In 1999, the Company recorded an $8.8 million charge for the cumulative effect of a change in accounting principle related to start-up costs.

(4)	On May 28, 2002, the Company effected a one-for-2.5 reverse stock split of the Company’s common stock. All shares and per share data have been adjusted retroactively for all periods presented to reflect the stock split.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company is a global leader in the design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company has the number one or two North American market share position in seven out of ten major automotive interior categories tracked by CSM Worldwide and is also the largest North American supplier of convertible top systems. Also, the Company is a leading global supplier of fully assembled cockpit modules, a growing market segment.

      Sales are primarily made to North American and European automotive OEMs and Tier I total interior integrators. In North America, the Company manufactures components for approximately 90% of all light vehicle production platforms. The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and European vehicle production.

      The Company’s net sales in 2002 were $3,885.8 million compared to $1,823.3 million in 2001. Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

      Investors can obtain free access to the Company’s filings with the Securities and Exchange Commission by accessing the Company’s website at http://www.collinsaikman.com/investor/docs.html.

Results of Operations

     2002 Compared to 2001

      Net Sales: Net sales for 2002 increased 113.1% to $3,885.8 million up $2,062.5 million from 2001. The increase in net sales was primarily driven by the acquisitions of TAC-Trim, Becker, Joan and Southwest Laminates (SWL), which contributed approximately $2,090 million. Sales for 2002 increased approximately $400.6 million or 11.5% over pro forma 2001 sales of $3,485.2 million. New programs, increased content, a higher North American build rate and the 2002 acquisition of SWL drove this sales increase. In North America the build rate increased about 6.0%. Pro forma 2001 sales are based on previous filings with the SEC and include TAC-Trim, Becker and Joan for the full year.

      Excluding the impact of the acquisitions, net sales decreased 1.5% from last year. The decrease is due primarily to $31 million of discontinued non-automotive and low margin business and $42 million of customer price reductions offset by a $35 million increase in new business and a $10 million strengthening of foreign currencies.

      Net sales for the North American Automotive Interior Systems division (NAAIS) increased $1,515.2 million to $2,613.4 million from 2001. Excluding the impact of the TAC-Trim and Becker acquisitions totaling approximately $1,526 million, net sales for NAAIS decreased 1.0%. This reduction is primarily due to $15 million of discontinued non-automotive mat business, a $29 million decline in plastics sales (of which $12 million was due to shutdowns of customer assembly plants), $17 million of customer price reductions and $3 million attributable to the weaker Canadian currency. These decreases were offset by a $55 million increase in Carpet and Acoustic volumes due to higher North American car builds when compared to the prior year.

      Net sales for the European and Rest of World Automotive Interior Systems division (Europe and ROW), which includes South America, increased 177.5% to $718.0 million from 2001. Without the benefit of TAC-Trim sales totaling approximately $460 million, sales were essentially unchanged. Sales were impacted primarily by approximately $9 million of reduced production volume, $4 million of customer price reductions and $1 million of discontinued low margin business offset by a $13 million impact from the strengthening of European currencies.

      Net sales for the Specialty Automotive Products division increased 18.9% to $554.4 million compared to 2001. Excluding the acquisition of Joan and SWL, which contributed approximately $103 million to net sales, sales decreased 3.3%. The decline is primarily due to $15 million of customer price reductions and $14 million of discontinued low margin business. These decreases were partially offset by approximately $18 million related to increased production volumes.

      Gross Profit: For 2002, gross profit increased to 13.3% from 12.0% in 2001. The combined gross profit of the NAAIS and of the Specialty Automotive Products divisions increased from 13.2% to 15.7%. The increases at these divisions resulted from approximately $62 million in manufacturing efficiencies and purchasing savings, partially offset by $32 million of customer price reductions net of commercial recoveries and rebates and $11 million of product launch and plant consolidation cost. The increase at these divisions was offset by a decline in the gross profit of Europe and ROW from 4.4% to 2.7%. This Europe and ROW decline was due primarily to a change in sales mix resulting in higher sales of its lower margin cockpit assembly business and operating inefficiencies.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2002 were $293.5 million compared to $164.4 million in 2001. The increase is due to the additional costs assumed from the acquisitions offset by $6.1 million of goodwill amortization expensed in 2001. Due to the elimination of duplicate efforts, reduced headcount and reduced discretionary spending, selling, general and administrative expenses as a percentage of sales declined from 9.0% in 2001 to 7.6% in 2002.

      Restructuring Charge: During 2002, the Company undertook three restructuring programs resulting in charges totaling $56.9 million. The goal of the first restructuring program that resulted in a charge of $9.1 million in the first quarter was to de-layer management in the North American, European and Specialty operations. The objective of the second program that resulted in a charge of $33.8 million in the third quarter was to realign the operations in North America. Included in the third quarter restructuring charge was $8.9 million related to the separation agreement with Thomas Evans, the former Chairman and CEO. The third program resulted in a charge of $14.1 million in the fourth quarter. The objective of this program was to consolidate plant operations in Europe and to further de-layer management in North America. The pre-tax fourth quarter charge includes $4.8 million of severance cost and cost related to other contractual obligations and $9.3 million of asset impairment charges. The 2002 restructuring programs resulted in the separation of over 1,100 personnel.

      During 2001, the Company undertook two restructuring programs resulting in charges totaling $18.8 million. The goal of the first quarter 2001 restructuring program which, resulted in a charge of $9.2 million, was to de-layer management in the North American, European and Specialty operations. The second program resulted in a fourth quarter charge of $9.6 million. The objective of this program was to downsize three facilities in North America via better utilization of manufacturing and warehouse floor space (including associated headcount reductions) and to reduce headcount in our Mexican operations. The $18.8 million charge includes $11.2 million of severance costs and $7.6 million of asset impairment charges.

      Operating Income Highlights by Division: The NAAIS results reflect a $42.4 million improvement in operating performance at the Carpet & Acoustics business. The improvement was primarily attributable to approximately $13 million of sales growth resulting from an increase in light vehicle build and $44 million of manufacturing improvements and purchasing savings, offset by $12 million of customer price reductions and $6 million of restructuring cost. After considering the approximate $141 million impact of acquisitions, the Plastic & Cockpit business operating income declined. The decline was driven by a $8 million decrease in sales volumes and resulting inefficiencies associated primarily with certain GM models, $11 million of product launch and plant consolidation costs, $2 million related to the decline in plastic sales due to the shutdown of customer assembly plants and $6 million of customer price reductions. These decreases were offset by $10 million of purchasing and spending savings and reductions in administrative expenses.

      The Europe and ROW operating performance was adversely impacted by approximately $30 million loss related to locations acquired in 2001, $17 million of customer price reductions and operating inefficiencies including $10 million of launch costs associated with the BMW Mini program. These reductions were offset by $8 million of new business, spending and purchase savings and savings related to restructuring plans.

      Specialty Automotive Products operating income increased $37.8 million primarily the result of $32 million of improved manufacturing performance, purchasing savings, reductions in administrative expense and savings related to restructuring plans, $4 million due to increased build volumes, and approximately $19 million from the impact of the acquisitions. These increases were partially offset by $14 million of customer price reductions.

      Interest Expense: Net interest expense increased $64.6 million to $148.9 million for 2002. The increase in interest expense is primarily attributed to higher average debt balances and increased amortization of debt issue costs resulting from the TAC-Trim acquisition, partially offset by the benefit of working capital reductions.

      Loss on Sale of Receivables: The Company has the ability to sell, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $4.2 million was recognized during 2002, compared to a loss of $10.8 million for 2001. In December 2001, the Company entered into a new larger receivable facility in connection with the TAC-Trim acquisition, resulting in up-front fees of $5.6 million.

      Subsidiary Preferred Stock Accretion and Dividend: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, Products repurchased $133.3 million of liquidation preference Series A preferred stock that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The difference between the initial recorded value and the initial liquidation preference will be accreted over the life of the stock using the effective interest method. The 2002 preferred stock accretion and dividend costs were $7.6 million and $30.8 million. The 2001 preferred stock accretion and dividend costs were $0.9 million and $1.5 million.

      Other expense, net: In 2002, other expenses, net primarily included $12.6 million of losses related to derivatives used in the Company’s foreign currency hedging strategy, $5.5 million of losses related to investments in joint ventures and $1.9 million of losses from sale and leaseback transactions offset by $5.9 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $6.5 million.

      In 2001, “other expenses, net” primarily included $7.8 million of foreign currency transaction losses and $8.2 million of losses from sale and leaseback transactions offset by $5.0 million of derivatives gains and a $6.2 million gain related to a stock demutualization.

      Income Taxes: The Company recognized an income tax expense of $17.5 million for 2002 compared to an income tax benefit of $18.6 million in 2001. Net cash taxes paid during the period were $12.8 million. The primary reasons for the Company’s relatively high effective tax rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and certain taxes that do not fluctuate directly with income.

      Discontinued Operations: During 2002 and 2001, the Company received payment on environmental claims related to discontinued operations, for which reserves were previously charged, and received proceeds of $15.8 million and $14.5 million, respectively. Of these amounts, $9.5 million and $8.8 million were recorded as income from discontinued operations in 2002 and 2001, respectively, net of income taxes of $6.3 million and $5.7 million, respectively.

      Extraordinary Charge: During 2001, the Company recognized extraordinary charges of $5.3 million of which $5.0 million represents a write-off of debt issue costs associated with our old credit facility, which was replaced by a new credit facility entered into in conjunction with the Company’s TAC-Trim acquisition. Also, during 2001 charges were recorded in connection with the repurchase of JPS Automotive Senior Notes at prices in excess of carrying values of $0.3 million.

      Cumulative Effect of Change in Accounting Principle: During 2002, the Company completed its implementation of SFAS 142, Goodwill and Other Intangible Assets. Under SFAS 142 goodwill and indefinite-lived assets are no longer amortized but are tested for impairment. In accordance with SFAS 142, the Company employed a discounted cash flow analysis in conducting its impairment test. As a result of the test, the Company recorded an impairment loss of $11.7 million relating to the UK Plastics business in the European and ROW segment.

      Net Loss: The combined effect of the foregoing resulted in net loss of $53.5 million for 2002, compared to net loss of $46.2 million in 2001.

      Net (Loss) Available to Common Shareholders: In June 2002, $100.0 million of proceeds from a 16 million share common stock offering was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of $63.7 million. In accordance with generally accepted accounting principles, the difference between the $63.7 million in carrying value and the $100.0 million cash payment was excluded from net income and recorded directly to equity in the Company’s accumulated deficit account. Although this $36.3 million equity charge is excluded from net income, the charge is included in the computation of earnings/(loss) per share and is included in the net loss available to common shareholders.

     2001 Compared to 2000

      Net Sales: Net sales for 2001 decreased 4.1% to $1,823.3 million, down $78.5 million from 2000. Excluding the favorable impact of sales from acquired businesses during 2001 of approximately $127.2 million, net sales would have decreased 10.8%. The reduction in net sales, excluding the effect of acquisitions, was primarily driven by a decrease in North American vehicle production of 10% or $135.0 million versus 2000. The Company was particularly adversely impacted by the recession and declining consumer confidence as well as by terrorist attacks in the United States. These factors led to substantially reduced inventory levels at the Company’s customers in the fourth quarter as customers sold vehicles in an uncertain and difficult economic environment. Sales for the 2001 period were also impacted by customer price reductions of $30.0 million, and weaker Canadian and European currencies of $24.0 million, and a reduction in headliner fabrics business of $20.0 million.

      Net sales for NAAIS during 2001 were down 1.9% to $1,098.2 million, a decrease of $21.2 million from fiscal 2000. Excluding the favorable impact of sales from the Tac-Trim and Becker acquisition during 2001 of approximately $95.2 million, net sales would have decreased 10.4%. The decline in net sales, excluding the effect of the Becker acquisition, was primarily driven by a decrease in North American vehicle production of $100.0 million and customer price reductions of $24.0 million.

      Net sales for Europe and ROW were down $25.8 million to $258.7 million during 2001, a decrease of 9.1% from fiscal 2000. The decrease in Europe was primarily due to the negative impact caused by changes in foreign currency exchange rates of $16.0 million and customer price reductions of $6.0 million.

      Net sales for the Specialty Automotive Products division decreased 6.3% to $466.4 million in 2001, down $31.5 million from 2000. Excluding the favorable impact of sales from the Joan acquisition during 2001 of approximately $31.4 million, net sales would have decreased 12.6%. The decrease, excluding the impact of the Joan acquisition, was due primarily to lower North American vehicle production ($35.0 million) and a reduction in headliner fabric business ($20.0 million).

      Gross Profit: For 2001, gross profit was 12.0%, down from 14.0% in 2000. This decrease was primarily a result of decreased operating leverage related to lower volumes in both North America and Europe. Additionally, during 2001 gross profit was adversely impacted by the following items:

•	TAC-Trim Acquisition: Due to the closing of the TAC-Trim acquisition on December 20, 2001, the Company incurred eleven days of fixed costs during a normal industry shutdown period with less than $6 million in sales. This resulted in a gross margin loss for the eleven days of $4.2 million.

•	Launch Costs: The Company incurred launch costs during the second and third quarters of 2001 related to the Ford Thunderbird convertible program in the Company’s Specialty Automotive Products division. In Europe, the Company’s plastics facility in the UK experienced difficulties principally related to an outside paint supplier on the launch of the new BMW R50 (Mini) program during the second half of 2001.

•	Integration Costs: The Company incurred $2.5 million of costs during the fourth quarter of 2001 related to acquisition integration. The majority of these costs related to the Becker and Joan acquisitions.

•	Facility Closure Costs: In addition, during 2001, we incurred $2.5 million of costs related to the sale of the retail/commercial floormat business in North America and the shutdown of a small accessory floormat facility.

•	These unfavorable items were exacerbated by various customer price reductions of approximately $40.0 million but were partially offset by commercial recoveries of $6.9 million and improvements in operating performance at NAAIS of $10.3 million and at the fabrics operations of $5.5 million.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2001 were $164.4 million, compared to $158.5 million in 2000. Relative to 2001, the comparable 2000 period included an extra week of costs due to the fiscal year change mentioned earlier. The increase is primarily due to additional costs assumed from acquisitions of $7.4 million, credits in 2000 relating to a pension related actuarial benefit and the sale of property totaling $2.0 million and additional expense in 2001 related to management incentive compensation plans of $3.0 million. These items more than offset the benefit in 2001 of cost reductions from earlier restructuring programs and reduced spending. As a percentage of sales, selling, general and administrative expenses were 9.0% and 8.3% for 2001 and 2000, respectively.

      Restructuring Charge: During 2001, the Company undertook two restructuring programs resulting in charges totaling $18.8 million. The goal of the first quarter of 2001 restructuring program charge of $9.2 million was to delayer management in the North American, European and Specialty operations. The second program resulted in a fourth quarter charge of $9.6 million. The objective of this program was to downsize three facilities in North America via better utilization of manufacturing and warehouse floor space (including associated headcount reductions) and to reduce headcount in our Mexican operations. The pre tax $18.8 million charge includes $11.2 million of severance costs and $7.6 million of asset impairment charges.

      Operating Income Highlights by Division: Operating income at NAAIS declined to $68.7 million for 2001 from $88.0 million for the prior year. The decline in NAAIS operating income primarily reflected the impact of lower North American production volumes of $8.7 million as well as restructuring charges of $8.2 million which were offset by improvements in operating performance of $10.3 million. The results for 2001 also included costs of $3.2 million related to the sale of the retail/commercial floormat business and the shutdown of a small accessory floormat facility.

      Operating income at Europe and ROW declined to a loss of $24.9 million for 2001 from income of $0.6 million for 2000. The decline in operating income primarily reflected the impact of product mix and customer price reductions along with the recognition of restructuring charges. Additionally, Europe and ROW operating performance was adversely impacted by launch costs associated with the BMW R50 (Mini) during the second half of 2001 as well as a $1.1 million loss on the sale of a small metal pressing operation in the UK in the third quarter of 2001. Benefits from earlier restructuring programs and purchasing savings reduced the negative impact of these items.

      Operating income at the Specialty Automotive Products division declined to $10.6 million for 2001 from $19.5 million for 2000. The decline in Specialty Automotive Products division operating income primarily reflects expenses incurred due to the ramp up of the Chrysler Sebring convertible in the early part of 2001 of $6.1 million, the start up of the new Ford Thunderbird convertible in mid-year 2001 of $1.5 million and the impact of restructuring charges of $1.7 million. Margins, as a percentage of sales, for the fabrics business remained consistent with 2000, as better operating performance and benefits of added volume from the Joan acquisition offset the margin impact of lower net sales driven by lower industry production and reduction in headliner fabric business.

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

      Loss on Sale of Receivables: The Company has the ability to sell, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $10.8 million was recognized during 2001, compared to a loss of $9.2 million for 2000. Included in the 2001 and 2000 losses were up-front fees related to the new accounts receivable facilities put in place during both periods. In December 2001, the Company entered into a new larger facility in connection with the TAC-Trim acquisition, resulting in up-front fees of $5.6 million. During the first quarter of 2000, the Company incurred fees of $1.6 million associated with a new accounts receivable securitization replacing one that had expired. Excluding these expenses, the remaining decrease of $2.4 million, is primarily due to lower interest rates during 2001.

      Subsidiary Preferred Stock Accretion and Dividends: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. The 2001 charge represents dividends accrued of $1.5 million and accretion of discount of $0.9 million.

      Other Expense, net: The Company recognized other expense of $6.4 million in 2001, compared to other expense of $1.5 million in 2000. The increase in other expense resulted primarily from an $8.1 million loss on the sale and leaseback of real estate transactions completed during the second and fourth quarters of 2001, offset by a gain of $6.2 million on shares received as result of a stock demutualization and initial public offering. The remaining increase in expense is primarily due to higher foreign currency transaction losses.

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

      Discontinued Operations: During 2001, the Company received payments on environmental claims related to discontinued operations of $14.5 million. During 2000, the Company settled claims for certain other environmental matters for $20.0 million. In fiscal 2001 and 2000, $8.8 million and $6.6 million were recorded as income from discontinued operations respectively, net of income taxes of $5.7 million and $4.4 million, respectively.

      Extraordinary Charge: During 2001 and 2000, the Company recognized extraordinary charges of $5.3 million and $0.7 million, respectively. Of the 2001 charge, $5.0 million represents a write-off of debt issue costs associated with our old credit facility, which was replaced by a new credit facility entered into in conjunction with the Company’s TAC-Trim acquisition. In addition, during 2001 and 2000 charges were recorded in connection with the repurchase of JPS Automotive Senior Notes at prices in excess of carrying values of $0.3 million and $0.7 million, respectively.

      Net Income: The combined effect of the foregoing resulted in a net loss of $46.2 million for 2001, compared to net income of $4.5 million in 2000.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $81.3 million and $73.9 million at December 31, 2002 and December 31, 2001, respectively. Additionally, the Company had $248.7 million of unutilized availability under its credit arrangements and receivables facility as of December 31, 2002. The total was comprised of $93.2 million under the Company’s receivables facility, $129.5 million under the Company’s revolving credit facility, approximately $26.0 million under uncommitted bank facilities in Canada and other foreign locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $45.5 million as of December 31, 2002.

      The Company’s principal sources of funds are cash generated from operating activities and borrowings under credit facilities. In addition, to facilitate the collection of funds from operating activities, the Company has sold receivables under its receivables facility and has also entered into an accelerated payment collection program with two of its larger customers. During 2002, the Company issued common stock, although such issuances are not likely to be a consistent source of financing in the near-term. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among other things, the Company seeks to further improve working capital management and continue to utilize a lease financing strategy.

     Operating Activities

      Net cash provided by the continuing operating activities of the Company was $189.5 million for the year ended December 31, 2002, compared to $141.0 million for the year ended December 31, 2001. The 2002 increase is primarily the result of a decrease in working capital attributable to increases in accounts payable from the timing of payments.

     Investing Activities

      Net cash used in investing activities of the Company was $186.1 million for 2002, compared to net cash used of $723.8 million for 2001. The decrease in cash used in investing activities is primarily the result of the Company spending $715.3 million less in the payment of acquisition costs for acquiring businesses and receiving $74.8 million less in proceeds from the sale of property, plant and equipment. The decreased use of cash was offset by a $93.4 million increase in capital expenditures which were the result of the larger size of the Company in 2002 due to acquisitions, and an additional investment in a joint venture of $5.9 million in 2002.

     Financing Activities

      Net cash provided from financing activities for 2002 was $4.0 million compared to net cash from financing activities for the 2001 of $635.8 million. This decrease in cash provided from financing activities is the result of $100.0 million used for the repurchase of preferred stock, $413.9 million decrease in net borrowings, and $117.9 million decrease in proceeds from the issuance of stock.

      At December 31, 2002, the Company had total outstanding indebtedness of $1,278.7 million (excluding short-term borrowings and approximately $45.5 million of outstanding letters of credit) at a weighted average interest rate of 9.9% per annum. Comparatively, at December 31, 2001, the Company had total indebtedness of $1,302.5 million.

      During 2001, Heartland, and certain other investors, acquired 22.8 million shares of common stock from the Company at a price of $12.50 per share, representing a cash investment in the Company of $285.0 million before fees and expenses. Net proceeds paid to the Company from the equity transactions were $264.3 million. A portion of the proceeds were used to pay $10.7 million in transaction related costs to obtain; change in control consents, fees related to term loan facilities, and other amendments to credit agreement facilities. The remaining proceeds of $253.6 million were used to pay down a revolving credit facility and to fund part of the TAC-Trim acquisition.

      During 2001, Products used proceeds from an amended and restated credit facility to retire all outstanding JPS Automotive 11 1/8% Senior Notes. The notes which were due June 2001, were repaid in full on March 28, 2001, at a redemption price equal to their principal amount with interest accrued to the redemption date. The Company recognized an extraordinary charge of $0.3 million in connection with this repurchase of the remaining outstanding JPS Automotive Senior Notes at prices in excess of carrying values. Borrowings under prior bank facilities were repaid during 2001 with proceeds from various financing arrangements that the

Company entered into as part of the TAC-Trim acquisition. These financing arrangements included entering into a new senior secured credit facility and a new receivables facility along with the issuance of preferred stock of a subsidiary and senior notes due in 2011.

      The senior secured credit facility consists of a revolving credit facility and tranche A and tranche B term loan facilities. The revolving credit facility provides for revolving loans and extensions of credit up to a maximum principal amount of $175.0 million. A portion of the revolving credit facility will be available to Canadian subsidiaries in Canadian dollars and a portion of the revolving credit facility will be available in the form of letters of credit. The revolving credit facility, the tranche A term loan and the tranche B term loan mature in December 2005. Borrowings under the senior credit facilities bear interest at variable rates based on a spread to the adjusted LIBOR or a base rate, at the Company’s option. The Company had $377.6 million and $400.0 million in term loans outstanding under this facility at December 31, 2002 and 2001, respectively.

      On an ongoing basis, the Company has entered into an agreement to sell trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, wholly owned by the Company. The Company’s receivables subsidiary will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to a balance of $250 million, to bank-sponsored multi-seller commercial paper conduits under a committed facility. As of December 31, 2002, the Company had $93.2 million undrawn under the receivables facility.

      New receivables will be added to the pool as collections reduce previously sold receivables. The Company expects to service, administer and collect the receivables on behalf of the receivables subsidiary and the conduits. The proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. In September 2002, the Company amended the receivables facility lengthening its term to expire in December 2004. The receivables facility is an important source of ongoing liquidity to the Company.

      In December 2001, Products issued 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock was recorded at estimated fair value of $146.9, which was less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value was based on market prices for securities with similar terms, maturities and risk characteristics, and included a liquidation discount to reflect market conditions and was agreed to by the Company and Textron as part of the TAC-Trim purchase agreement. The difference between the initial recorded value and the liquidation value is being accreted over the 11 year terms of the securities. The results for 2002 and 2001, included subsidiary preferred stock requirements calculated using the effective interest method of $38.4 million and $2.4 million, respectively. The preferred stock requirement includes both accretion and dividend costs of $7.6 million and $30.8 million, respectively, for 2002 and $0.9 million and $1.5 million, respectively, for 2001. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      Products issued $500 million of 10 3/4% Senior Notes due in 2011 in connection with the TAC-Trim acquisition. The Company also amended the existing $400 million of 11 1/2% senior subordinated notes due in 2006 to make each subsidiary guarantor of the Senior Notes a senior subordinated guarantor of the existing notes.

      The following table sets forth the ratings as of December 31, 2002 for securities issued by the Company and its subsidiaries:

Standard &
	Poors	Moody’s

Public Debt:
11 1/2% Senior Subordinated Note, due 2006	B	B2
10 3/4% Senior Notes, due 2011	B	B1

Outlook

      To further enhance North American automotive revenues, OEMs and transplants are continuing to offer incentives in 2003 that should enable production schedules to remain consistent with 2002 levels. The European market is expected to remain relatively soft, and that market has the potential for continuing declines in production compared to the prior year’s levels. However, the Company remains cautiously optimistic that North American vehicle production will remain stable for 2003 as inventory levels at the OEM’s appear to be at higher levels than in comparable periods.

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, costs associated with the Company’s previously divested businesses, capital expenditures and lease expense. In addition, selective acquisitions to expand our geographic and customer presence continue to be explored. The completion of the TAC-Trim acquisition on December 20, 2001 significantly increased the debt levels and has required significant additional liquidity in order to launch part of the projected new book of business and to finance capital expenditures related to those operations. Management expects that the majority of additional liquidity requirements will be funded from cash generated from operating the acquired companies. These new capital requirements will relate primarily to tooling and advanced engineering and development. While the Company ultimately expects to be entitled to receive these amounts from customers, it will need to finance these requirements to achieve its revenue goals. Otherwise, much of the increased capital expenditures relate to the Company’s larger size and are expected to be serviced by the larger cash flow base. Management believes cash flow from operations will provide adequate sources of liquidity for the Company and could, if necessary, be supplemented with additional proceeds from financing activities. However, the Company’s sources of liquidity may be inadequate if it is unable to successfully integrate acquired businesses in accordance with its expectations, economic conditions worsen, or the Company is unable to meet financial or operating covenants as a result of the foregoing. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company’s ability to incur additional debt, and the Company may be unable to secure equity or other financings. The Company also believes it could obtain favorable modifications related to existing debt instruments and related covenants.

     Contractual Obligations

      Below is the table that identifies the Company’s significant contractual obligations. Following the table is a more detailed description of these obligations.

	Payment due by Period

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 Years

	(in millions)
Long-term debt and capital lease obligations	$1,278.7	$23.5	$355.2	$400.0	$500.0
Preferred stock*	123.9	—	—	—	123.9
Short-term borrowings	10.5	10.5	—	—	—
Operating leases	346.9	50.0	95.4	68.3	133.2
Capital expenditures	36.2	36.2	—	—	—

Total obligations	$1,796.2	$120.2	$450.6	$468.3	$757.1

*	Mandatorily Redeemable Preferred Stock of Subsidiary

     Senior Secured Credit Facilities

      General: The Company’s senior secured credit facility allowed funding in the aggregate of up to $553 million at December 31, 2002. Borrowings under the credit facility are secured by all the assets of the

Company and Products and certain of its subsidiaries, and are unconditionally and irrevocably guaranteed jointly and severally by the Company and each existing and subsequently acquired or organized domestic subsidiaries (other than by the Company’s receivables subsidiary). Available funding under this credit facility is reduced if the program size or commitment level under the Company’s receivable facility (discussed below) exceeds $250.0 million.

      Interest Rates and Fees: Borrowings bear interest, at the Company’s option, at either (a) adjusted LIBOR plus a 3.75% margin in the case of the revolving credit and tranche A term loan facilities and 4.00% margin in the case of the tranche B term loan facilities, in all cases subject to a minimum LIBOR of 3.00% or (b) the highest of (i) JPMorgan Chase Bank’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the base CD rate plus 1.00%. A commitment fee on any unused commitments under the revolving portion of the credit facility equal to 1.00% per annum is payable quarterly in arrears and is subject to adjustment based on attaining certain performance targets.

      Covenants: The credit facility requires that the Company meet certain financial tests, including, without limitation, the following tests: a maximum leverage ratio, a minimum interest coverage ratio and certain prescribed limitations on capital expenditures at levels to be agreed upon between the Company and the agents. The credit facility also contains covenants and restrictions, including, among others, limitations or prohibitions on declaring dividends and other distributions, redeeming and repurchasing capital stock, prepaying, redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, sale-leaseback transactions, preferred stock, capital expenditures, recapitalizations, mergers, acquisitions and asset sales and transactions with affiliates.

      Events of Default: The credit facility contains certain customary events of default, including, among others cross-default and cross-acceleration to other indebtedness (including the receivables facility).

     11 1/2% Senior Subordinated Notes due 2006

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

     10 3/4% Senior Notes due 2011

      As discussed above, in connection with the TAC-Trim acquisition, Products sold $500 million principal amount of 10 3/4% senior notes due 2011. The indenture governing these notes contains restrictive covenants (including, among others, limitations on indebtedness, restricted payments, liens, asset dispositions, change of control and transactions with affiliates) that are customary for such securities.

     Mandatorily Redeemable Preferred Stock of Subsidiary

      General: As discussed above, as part of the consideration paid to Textron for the TAC-Trim acquisition, Products issued mandatorily redeemable preferred stock to Textron with an estimated fair market value of $146.9 million and a liquidation value of $326.4 million.

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

      Repurchase: In June 2002, $100.0 million of proceeds from the 16 million share common stock offering was used to repurchase preferred stock from Textron at a price of 75% of its liquidation preference of 133.0 million. The redeemed Series A Preferred Stock had a carrying value of $63.7 million.

      Liquidation Preference: Upon any voluntary or involuntary liquidation, dissolution or winding-up of Products, holders of the preferred stock will be entitled to be paid out of the assets of Products available for distribution to stockholders in the amount of $1,000 per share plus the aggregate amount of accrued dividends prior to any distribution to any holders of equity securities which rank junior to the preferred stock. In addition, upon any voluntary or involuntary liquidation, dissolution or winding-up of Products, the holders of Series C Preferred Stock will be entitled to a participation in distributions to Products’ common equity tied to any appreciation in the value of Products’ common equity subsequent the issuance date, not to exceed an aggregate of $2 million for all Series C Preferred Stock outstanding.

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

     Operating Leases

      During 2002, the Company received net proceeds (after fees) of approximately $14.8 million from sale and leasebacks of real property and equipment. The aggregate lease expenses associated with these leases will be $18.8 million, $2.6 million of which relates to 2003.

      During 2001, Products entered into sale and leaseback transactions for certain manufacturing equipment and non-manufacturing properties. The transactions resulted in the recognition of a $4.4 million net deferred asset that is being amortized over the lease term, and the recognition of an $8.7 million loss.

      During 2001, the Company received net proceeds (after fees) of approximately $86.2 million from sale and leasebacks of real property and equipment, which it used to reduce outstanding debt. The aggregate lease expenses associated with these leases will be $88.8 million, $12.5 million of which relates to 2002. To the extent permitted by the credit facility, the Company may enter into additional similar leasing arrangements from time to time. As part of these sale-leaseback transactions, Products sold and contemporaneously leased back real property from unrelated third parties, and received net proceeds (after fees) of $46.4 million.

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

      Refer to Note 12, “Operating Leases” of the financial statements included in this report for information regarding future minimum lease payments.

     Capital Expenditures

      The Company makes capital expenditures on a recurring basis for replacements and improvements. During 2002, the Company had approximately $148 million in capital expenditures for continuing operations. Capital expenditures will materially increase with the expanded book of business in 2003, and in future years will depend upon demand for the Company’s products and changes in technology. Estimates for capital expenditures in 2003 range from approximately $145 to $165 million. A portion of capital expenditures may be financed through leasing arrangements.

     Sources of Liquidity

      The table below identifies the Company’s significant sources of liquidity:

	December 31,
	2002
		Availability Expiration Per Period
	Maximum
	Amount	Less than			After
	Available	1 Year	1-3 Years	4-5 Years	5 years

	(in millions)
Receivable Facility(1)	$93.2	$—	$93.2	$—	$—
Revolving Credit Facility(2)	129.5	—	129.5	—	—
Short-term borrowings(3)	26.0	26.0	—	—	—

Total Available	$248.7	$26.0	$222.7	$—	$—

(1)	Total commitment under the facility is $250.0 million.

(2)	At December 31, 2002, $45.5 million of outstanding letters of credit reduced the maximum amount available under the Revolving Credit Facility.

(3)	Borrowings outstanding in addition to the amount available were $10.5 million.

     Receivables Facility

      General: The Company has an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, wholly owned and consolidated by the Company. The receivables subsidiary (Carcorp) will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to

$250 million, to various multi-seller commercial paper conduits supported by a committed liquidity facility. Upon sale to the conduit, Carcorp will hold a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company expects to service, administer and collect the receivables on behalf of Carcorp and the conduit. The proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. In September 2002, the Company amended the receivables facility lengthening its term to expire in December 2004.

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

     Commercial Commitments

      Put and Call Arrangement: The Company entered into a put and call arrangement with respect to the acquisition of the initial 50% interest in the Italian joint venture. In January 2003, the Company acquired the remaining 50% interest in the Italian joint venture for $15 million, which also terminated the put call arrangement. The arrangement, that was exercisable in December 2004, permitted Textron to require the Company to purchase Textron’s interests in the joint venture for an aggregate of approximately $28 million.

     Stock Options

      As a result of repricing the Company’s stock options during 2002, the repriced options were treated as variable-based awards in accordance with APB No. 25. Subsequent to December 31, 2002, the Company approved the repricing of approximately 3.6 million options with exercise prices of $10.00 to a new exercise price of $8.00. Since these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $8.00 exercise price to be established by repricing.

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

     Charles E. Becker Transactions

      Subsequent to December 31, 2002, the Company entered into a letter of intent with Charles E. Becker, a member of the Company’s Board of Directors, to buyout the non-compete agreement effective in early 2003. The non-compete agreement was entered into as part of the Becker acquisition. The Company will make a one-time payment to Mr. Becker of $11.3 million thereby terminating its remaining obligation of approximately $12.6 million and eliminate Mr. Becker’s obligation not to compete. As a result of this transaction the

Company expects to record a loss of approximately $10 million, which is primarily due to the resulting write-off of the intangible assets initially recorded in conjunction with the Becker acquisition.

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

      The Company entered into a lease agreement with Becker Ventures, an entity controlled by one of the Company’s current directors and shareholders, for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2003 cost for the facilities will be approximately $3.8 million. For the years ended December 31, 2002 and 2001, the Company recorded a total cost of $17.1 million and $2.1 million, respectively, for rental expenses with related parties. In addition, the Company is also party to a lease with Becker Ventures for five manufacturing facilities totaling 884,000 square feet. In 2002, the Company extended the lease term an additional ten years to expire in 2021, with the base rent for these facilities totaling $3.6 million per year.

      As discussed above under “— Operating Leases,” the Company is a party to certain sale-leaseback transactions with certain affiliates of Becker Ventures LLC, an entity that is controlled by Charles Becker, a director of the Company. The purpose of these sale-leaseback transactions was to reduce the Company’s outstanding debt. The Company believes that the terms of the sale-leaseback transactions with Becker Ventures are on terms substantially similar to those which could have been negotiated in arms-length transactions of the same type. These sale-leaseback transactions were authorized by the independent members of the Company’s board of directors.

     Elkin McCallum Transactions

      In January 2003, the Company purchased equipment required to support an anticipated increase in the production of furniture fabrics from Joan Fabrics for $4.7 million. The Company also expects to spend another $4.7 million to outside vendors to prepare existing facilities to accommodate new furniture fabrics business. The Company also anticipates that it will enter into a supply agreement with Joan Fabrics in early 2003 to supply furniture fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics. Joan Fabrics would be responsible for all marketing, design, customer service and distribution functions and will also assume marketing responsibility for the Company’s existing furniture fabrics business.

      On December 31, 2002, the Company acquired certain assets from Dutton Yarns (an affiliate of Mr. McCallum) for approximately $4.2 million. These assets are used by the Company to texture yarn. As part of the transaction, Dutton Yarns has agreed to provide the Company transition services through December 31, 2003.

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

      The Company is also a party to a Transition Services Agreement dated September 21, 2001 with Joan Fabrics Corporation (“Joan Fabrics”), another company controlled by Mr. McCallum. Under this agreement Joan Fabrics will provide Products with transitional and support services for a period not to exceed twelve months in order to support the continued and uninterrupted operation of the businesses acquired by Products in the Joan acquisition. As a part of these services, pending the Company’s disassembly and removal of machinery and equipment that we purchased from Joan Fabrics, Joan Fabrics will use that machinery and equipment to manufacture for us all of our requirements for some types of knitted and woven automotive fabrics. The terms of the Company’s agreement with respect to this fabric production are substantially similar to those under the Supply Agreement.

      Mr. McCallum became a related party as a result of the Joan acquisition. The terms of the Supply Agreement and the Transition Agreement were reached through arms-length negotiations prior to Mr. McCallum becoming a related party.

     Textron Transactions

      As discussed above under “— Operating Leases and Mandatorily Redeemable Preferred Stock of Subsidiary,” “Business — Technology and Intellectual Property,” “Business — Joint Ventures” and “— Put and Call Arrangement” the Company is a party to various agreements and transactions with Textron. Textron became a related party as a result of its receipt of the consideration in the TAC-Trim acquisition.

Discontinued Operations

      Proceeds from discontinued operations in 2002 were $15.8 million, representing recoveries, net of cash outflows. However, the Company has significant obligations related to post-retirement, casualty, environmental, product liability, lease and other liabilities of discontinued operations. The nature of many of these contingent liabilities is such that they are difficult to quantify and uncertain in terms of amount. The company has accrued $23.0 million for post retirement costs and $53.4 million for environmental and product liability costs. Based upon the information available to management and the Company’s experience to date, the Company believes that these liabilities will not have a material effect on its financial condition, results of operations or cash flows. In addition, the Company has primary, excess and umbrella insurance coverage for various periods that the Company expects to cover certain of these liabilities. However, there can be no assurances that contingent liabilities will not arise or that known contingent liabilities or related claims will not exceed the Company’s expectations or that insurance will be available to cover these liabilities. Because the cash requirements of the Company’s operations are substantially a function of these contingencies, it is possible that actual net cash requirements could differ materially from the Company’s estimates.

Recent and Future Reorganization Plans

      During the fourth quarter of 2002, the Company undertook a restructuring program primarily to realign the operations in Europe that resulted in a restructuring charge of $14.1 million. This restructuring charge included $4.0 million of severance costs, $0.8 million of costs related to the establishment of reserves for lease commitments and lease termination fees, and $9.3 million of costs related to fixed asset impairments. The severance costs related to over 300 personnel.

      During the third quarter of 2002, the Company undertook a restructuring program primarily to realign the operations in North America that resulted in a restructuring charge of $33.8 million. This restructuring charge included $23.8 million of severance costs, $1.3 million of costs related to the establishment of reserves for lease commitments and lease termination fees, and $8.7 million of costs related to fixed asset impairments. The severance costs related to over 700 personnel.

      Included in the third quarter 2002 restructuring charge severance costs was $8.9 million related to the separation agreement with Thomas Evans, the former Chairman and Chief Executive Officer (CEO). In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, CEO and Director of the Company. Under the terms of his separation agreement, Mr. Evans received $5.5 million on August 15, and will receive quarterly payments of $0.3 million through June 30, 2004.

      During the first quarter of 2002, the Company undertook a restructuring program to rationalize operations in North America, Europe and Specialty operations that resulted in a restructuring charge of $9.1 million. This restructuring included $5.5 million of cash severance costs and $3.6 million of costs related to the establishment of reserves for lease commitments and lease termination fees. The Company incurred severance costs for over 100 personnel primarily at the Company’s North America and European headquarters and additional reductions at its Specialty operations. The reserve for lease commitments relates to contractual obligations for the Company’s former headquarters facility, while the termination fees relate to an aircraft lease on an aircraft that the company discontinued using. The Company relocated its headquarters to its current location in order to optimize and consolidate corporate operations.

      During the first quarter of 2001, the Company undertook a restructuring program resulting in a charge of $9.2 million. The goal of this restructuring program was to further de-layer management in the North American, European and Specialty operations. The pre-tax $9.2 million charge includes $8.4 million of severance costs and $0.8 million of asset impairments.

      During the fourth quarter of 2001, the Company incurred charges totaling $9.6 million including $2.8 million of severance costs and $6.8 million for the write-off of long-lived assets.

      The company is continually evaluating the business and may elect to implement additional restructuring activities as opportunities to achieve cost savings arise in future periods.

Stock Repurchase Plan

      At December 31, 2002, approximately $1.0 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock at management’s discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company made no repurchases for the years ended 2002 and 2001.

Accounting Policies

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations, the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

      Goodwill Impairment Testing: During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its initial impairment test in the second quarter of 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.15 per average basic and diluted share relating to the UK Plastics business in the European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, is accounted for as if it occurred on January 1, 2002. The Company completed this test again as of November 1, which indicated that the fair value of the reporting units exceeded the carrying values. Fair value was determined based upon the discounted cash flows of the reporting units using discount rates ranging from 11.5% to 14.0% dependant on the reporting unit and a residual growth rate of 2%. The market comparable approach consisted of an earnings multiple of 5 times forecasted EBITDA (operating income less — interest, taxes, depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Companies control. The North American Plastics reporting unit can be significantly impacted by an adverse change in assumptions.

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

      During 2001, Heartland acquired approximately 60 percent of the outstanding shares of the Company. This constituted a “change in control” that results in annual limitations on the Company’s use of its NOLs and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of “built-in gain” or “built-in loss” in the Company’s assets at the date of the “change in control”. Based on the expiration dates of the NOLs and tax credits as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets. Management has reviewed the Company’s operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $190 million at December 31, 2002 will be realized.

      Management took into consideration, among other factors, the expected impact of acquisitions, the impact of recent restructuring plans, and the infusion of cash from Heartland. These factors along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in reaching this conclusion. The Company’s ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

      Pension and Postretirement Benefits Other than Pensions: Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, the Company reviews the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments.

Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

      Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, disclosure of the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements. The Company expects to incur approximately $19 million of pension expense in 2003. See Note 13 “Employee Benefit Plans” for additional discussion for the impact on income.

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

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place by 2004. The Company is a defendant in two lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of December 31, 2002, the Company has accrued $15.7 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place by 2004. As of December 31, 2002, the Company has accrued $9.6 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. The Company is also in negotiation with the USEPA regarding a claim for past oversight costs. A resolution of this matter is anticipated in 2003. As of December 31, 2002, the Company has accrued $14.1 million for Stamina Mills.

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

      The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company records reserves for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of December 31, 2002 and 2001, total reserves for those contingent environmental liabilities are approximately $64.5 million and $59.6 million, respectively.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitivity

      In the normal course of business, the Company is exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. The Company manages these risks through the use of derivative financial instruments in accordance with management’s guidelines. The Company enters into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for trading purposes.

Foreign Currency

      Operating results may be impacted by the Company buying, selling and financing in currencies other than the functional currency of our operating companies (“transactional exposure”). The Company mitigates this risk by entering into foreign currency forward, swap and option contracts. The foreign currency contracts are executed with banks that the Company believes are creditworthy.

      The Company’s most significant foreign currency transactional exposures relate to Mexico, Canada and the European Monetary Union. As of December 31, 2002, foreign currency contracts representing $97.4 million of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of December 31, 2002 was approximately $468,000. The table below provides a summary of the foreign exchange contracts that are outstanding as of December 31, 2002. The instrument’s actual cash flows are denominated in U.S. dollars (dollar amounts in millions).

				Weighted Average
Derivative	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Type	Sold	Purchased	Notional Amount	(per Convention)	Gain/(Loss)

Forwards	GBP	EUR	$3.4	0.6176 GBP per EUR	$0.2
Forwards	CAD	USD	2.0	1.5853 CAD per USD	0.0
Spot	USD	EUR	18.0	1.0478 USD per EUR	—
Options	CAD	USD	74.0	1.6420 CAD per USD	0.3

			$97.4		$0.5

      In addition to the transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). We do not enter into foreign currency contracts to mitigate this exposure.

Interest Rate

      As of December 31, 2002 approximately 70% of the Company’s borrowings were on a fixed rate basis. The remainder of the Company’s borrowings were on a variable rate basis and sensitive to changes in interest rates. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at December 31, 2002. Because approximately $378 million of the Company’s borrowings were subject to a minimum LIBOR floor of 3.0%, a 0.5% unfavorable increase in interest rates would not materially impact pre-tax earnings and cash flow.

Item 8.     Financial Statements and Supplementary Data

      See the Consolidated Financial Statements of Collins & Aikman Corporation and subsidiaries included herein and listed on the Index to Financial Statements set forth in Item 15 (a) of this Form 10-K report.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On April 10, 2001, the Company notified Arthur Andersen LLP that it was changing its independent accountants to PricewaterhouseCoopers LLP for the fiscal year ending December 31, 2001. The Audit Committee of the Board of Directors and the Board of Directors of the Company approved the decision to replace Arthur Andersen LLP. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 was filed on April 2, 2001. It included financial statements as of December 31, 2000 and December 25, 1999 and for each of the three periods ended December 2000, 1999 and 1998, accompanied by the report of Arthur Andersen LLP. Such report did not include any adverse opinion or disclaimer of opinion, or any qualification as to audit scope or accounting principles.

      During the fiscal years ended December 31, 2000 and December 25, 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or audit scope. During this period, there were also no disagreements which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of such disagreement in their reports on the financial statements for such years.

      During the fiscal year ended December 31, 2000, PricewaterhouseCoopers LLP had not been engaged as an independent accountant to audit either the financial statements of the Company or any of its subsidiaries, nor had it been consulted regarding the application of our accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements.

      As a result of its 1999 audit, Arthur Andersen LLP reported material weaknesses in the Company’s internal control systems. The identified conditions specifically related to four of our foreign locations, most of which were acquired in 2001. These weaknesses were primarily attributable to the effects of implementing a new computer system as part of our acquisition integration strategy and Year 2000 compliance efforts. Issues at these locations primarily related to the detail records supporting the general ledger and staff training needs. As a result, in 2000, the Company committed significant resources to addressing the issues, including the re-implementation of certain systems, implementing an internal audit function and replacing controllers at three of the four locations. The Company made significant progress in addressing these issues; however, Arthur Andersen LLP continued to report material weaknesses following its 2000 audit because two of these four foreign locations were assessed as continuing to have similar material weaknesses as in 1999. Improvement efforts at these locations were hampered by personnel turnover and continuing acquisition integration efforts.

      Arthur Andersen LLP did not modify its report on the Company’s 1999 and 2000 audited financial statements as a consequence of these material weaknesses. The Company is continuing its efforts to address these matters and believes that it corrected all these matters during 2001.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

Item 11.	Executive Compensation

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

Item 13.	Certain Relationships and Related Transactions

      There is incorporated herein by reference the information required by this Item in the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

Item 14.	Controls and Procedures

      a. Evaluation of disclosure controls and procedures:

      Within 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer “the Certifying Officers” evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934). Based on that evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. In addition, the Certifying Officers also disclosed to the Company’s auditors and the audit committee of the board of directors all significant deficiencies in the design or operation of internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data. A summary of the key items disclosed and the changes in internal controls resulting from corrective actions are discussed below.

      b. Changes in internal controls:

      An evaluation of internal controls was conducted for the year ended December 31, 2002. The following paragraphs detail management’s significant areas of focus to further enhance internal controls:

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

these changes to its existing consolidation system and is in the process of implementing a new consolidation system. As part of the new system implementation process, the Company is examining additional means to improve its internal controls. The Company is also enhancing its procedures with respect to ensuring timely and adequate review of non-standard journal entries and account reconciliations, and adherence to existing corporate accounting policies and accounting principles generally accepted in the United States of America.

•	Further, the Company is implementing controls to ensure that financial and non-financial information that is generated by accounting or other company functions is adequately reviewed prior to being recorded in the Company’s books of record. As disclosed in Note 22 “Quarterly Financial Data,” an error in the mathematical computation of foreign currency exchange gains was discovered and was reflected as a prior period adjustment in the third quarter 2002 financial statements. The error was detected as the result of a change in the individuals responsible for computing and reviewing the foreign currency exchange gain/loss. The Company is implementing new controls that are designed to improve the existing approval and authorization processes.

Other than the above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation. The Company also intends to refine its internal control procedures on an ongoing basis as deemed appropriate with a view towards making improvements.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

Page
Number

Report of Independent Accountants	F-1
Report of Independent Public Accountants	F-2
Consolidated Statements of Operations for the years ended December 31, 2002, December 31, 2001 and fiscal year ended December 31, 2000	F-3
Consolidated Balance Sheets at December 31, 2002 and December 31, 2001	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2002, December 31, 2001 and fiscal year ended December 31, 2000	F-5
Consolidated Statements of Common Stockholders’ Equity (Deficit) for the years ended December 31, 2002, December 31, 2001 and fiscal year ended December 31, 2000	F-6
Notes to Consolidated Financial Statements	F-7

      (a)(2) Financial Schedules:

      The following financial statement schedules of Collins & Aikman Corporation for the year ended December 31, 2002, December 31, 2001, and the fiscal year ended December 31, 2000 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.

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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 14, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., Becker Group, L.L.C., CE Becker Inc., ME McInerney Inc., J Hoehnel Inc. and the individuals party thereto as sellers is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated July 13, 2001.
2.2	Agreement and Plan of Merger dated as of August 17, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001.

Exhibit
Number	Description

2.3	First Amendment to Agreement and Plan of Merger by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc dated as of September 21, 2001 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001.
2.4	Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.), which is incorporated by reference to Collins and Aikman Corporation Current Report on Form 8-k dated December 20, 2001 and filed on January 4, 2002. The Table of Contents of the Purchase Agreement listed as Exhibit 2.4 contains a list briefly identifying the contents of all omitted schedules and exhibits. Collins & Aikman Corporation will supplementally furnish a copy of any omitted schedule or Exhibit to the Commission upon request.
2.5	Asset Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc., which is incorporated herein by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
2.6	Asset Purchase Agreement dated as of August 17, 2001 by and among Collins & Aikman Products Co., Western Avenue Dyers, L.P., Elkin McCallum, Kerry McCallum, Penny Richards and Tyng Textiles LLC, which is incorporated by reference to Exhibit 2.3 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
2.7	First Amendment to Asset Purchase Agreement dated as of September 21, 2001, which is incorporated by reference to Exhibit 2.4 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
3.1	Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Collins & Aikman Corporation, which is incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.5 of Collins & Aikman Corporation’s Current Report on Form 8-K filed May 29, 2002.
3.4	By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 27, 1996.
3.5	Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 28, 1995.
4.1	Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 21, 1994.
4.2	Indenture, dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996.

Exhibit
Number	Description

4.3	First Supplemental Indenture dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996.
4.4	Waiver dated as of October 27, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Plastics, Ltd., as Canadian Borrowers, Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 26, 1998.
4.5	Waiver dated as of December 22, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
4.6	Amendment and Waiver dated as of March 8, 1999, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics Ltd., Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
4.7	Tranche C Term Loan Supplement dated as of May 12, 1999 to the Credit Agreement dated as of May 28, 1998 among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics, Ltd., Collins & Aikman Corporation, the Financial Institutions parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
4.8	Indenture dated as of June 28, 1994, between JPS Automotive Products Corp., as Issuer, JPS Automotive L.P., as Guarantor and Shawmut Bank Connecticut, N.A., as Trustee, is hereby incorporated by reference to Exhibit 4.2 of JPS Automotive Corp.’s Registration Statement on Form S-1, Registration No. 33-75510.
4.9	First Supplemental Indenture, dated as of October 5, 1994, between JPS Automotive Products Corp. and JPS Automotive L.P., as Co-Obligors, and Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Report on Form 10-Q for the fiscal quarter ended October 2, 1994.
4.10	Second Supplemental Indenture, dated as of February 8, 2001, by and among Collins & Aikman Products Co., as Issuer, Collins & Aikman Corporation, as Guarantor, and First Union National Bank, as Trustee, which is incorporated by reference to Exhibit 4.11 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
4.11	Form of Warrant is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated July 13, 2001.
4.12	Certificate of Designation of Series A Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series C Redeemable Preferred Stock, which is incorporated herein by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report of Form 8-K dated December 20, 2001 and filed on January 4, 2002.

Exhibit
Number	Description

4.13	Indenture dated as of December 20, 2001 by and among Collins & Aikman Products Co., as Issuer, the Guarantors parties thereto, and BNY Midwest Trust Company, as Trustee, which is incorporated herein by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.14	Receivables Transfer Agreement dated as of December 20, 2001 by and among Carcorp, Inc., as Transferor, Collins & Aikman Products Co., individually and as Collection Agent, the persons parties thereto, as CP Conduit Purchasers, Committed Purchasers and Funding Agents and JPMorgan Chase Bank, as Administrative Agent, which is incorporated herein by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.15	Amended and Restated Receivables Purchase Agreement dated as of December 20, 2001 among Collins & Aikman Products Co. and its wholly-owned direct and indirect subsidiaries named therein, as Sellers, and Carcorp, Inc., as Purchaser, and the other Sellers from time to time named therein, which is incorporated herein by reference to Exhibit 4.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.16	Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Deutsche Banc Alex. Brown Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Credit Suisse First Boston Corporation, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P.Morgan Bank Canada, as Canadian Administrative Agent, which is incorporated herein by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.17	First Amendment dated as of December 13, 2002, to the Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Credit Suisse First Boston Corporation, as Syndication Agent, Deutsche Bank Securities Inc. (formerly known as Deutsche Banc Alex. Brown Inc.) and Merrill Lynch Capital Corporation, as Co-Documentation Agents, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Bank Canada, as Canadian Administrative Agent.*
4.18	Guarantee and Collateral Agreement dated as of December 20, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent, which is incorporated herein by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.19	Third Supplemental Indenture, dated as of December 20, 2001, among Collins & Aikman Products Co., Collins & Aikman Corporation, the Subsidiary Guarantors listed on the signature page thereto, and First Union National Bank (as successor in interest to First Union National Bank of North Carolina), which is incorporated herein by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
10.1	Stockholders Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners L.P., and Wasserstein/ C&A Holdings, L.L.C., incorporated by reference to Annex E to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.2	Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.’s Report on Form 10-K for the fiscal year ended January 26, 1991.

Exhibit
Number	Description

10.3	Employment Agreement dated as of July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation’s Report on Form 10-K for the fiscal year ended January 30, 1993.
10.4	First Amendment to Employment Agreement dated as of February 24, 1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.
10.5	Second Amendment, dated as of October 3, 1996, to the Employment Agreement, dated as of July 22, 1992, as amended, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 26, 1996.
10.6	Third Amendment dated as of August 1, 1997, to the Employment Agreement dated as of July 22, 1992, as amended, between the Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.35 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 27, 1997.
10.7	Letter Agreement dated March 23, 1999 with an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.
10.8	Amended and Restated Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.
10.9	Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Form 10-K for the fiscal year ended December 26, 1998.
10.10	Employment Agreement dated as of April 22, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 27, 1999.
10.11	Employment Agreement, dated as of March 29, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 1, 2000.
10.12	Employment Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.13	Employment Agreement, dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.14	Employment Agreement, dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.15	Letter agreement, dated as of May 12, 1999, with an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
10.16	Letter agreement, dated as of April 7, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.17	Letter agreement, dated as of July 13, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

Exhibit
Number	Description

10.18	Service contract between Collins & Aikman Products GmbH and an executive officer is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.19	Settlement Agreement dated as of April 27, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.20	Collins & Aikman Corporation 1998 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.
10.21	Collins & Aikman Products Co. 2000 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.22	Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.
10.23	Amendment to Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.12 of the Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.
10.24	1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 29, 1995.
10.25	1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.26	2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.27	1994 Directors Stock Option Plan as amended and restated is hereby incorporated by reference to Exhibit 10.15 to Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
10.28	Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 28, 1995.
10.29	1994 Employee Stock Option Plan, as amended and restated through June 3, 1999 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
10.30	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.31	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.32	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.33	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.34	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 28, 1998.

Exhibit
Number	Description

10.35	Change in Control Agreement, dated August 9, 1999, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.36	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.37	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.38	Change in Control Agreement, dated July 26, 1999, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.28 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.39	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.29 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.40	Change in Control Agreement, dated as of April, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.41	Change in Control Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.42	Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.43	Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.44	Lease, executed as of the 1st day of June 1987, between Dura Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.
10.45	Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and Collins & Aikman Products Co. is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 29, 1994.
10.46	Equity Purchase Agreement by and among JPSGP, Inc., Foamex-JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996 is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 27, 1996.
10.47	Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex-JPS Automotive L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.48	Equity Purchase Agreement by and among Seiren U.S.A. Corporation, Seiren Automotive Textile Corporation, Seiren Co., Ltd. and Collins & Aikman Products Co. dated December 11, 1996, is hereby incorporated by reference to Exhibit 2.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.49	Acquisition Agreement between Perstorp A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.

Exhibit
Number	Description

10.50	Agreement among Perstorp A.B., Perstorp GmbH, Perstorp Biotec A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.51	Settlement and Amendment Agreement dated as of December 16, 1997 by and among Collins & Aikman Products Co., Perstorp A.B., Perstorp GmbH, Collins & Aikman Holding A.B., Collins & Aikman Automotive Systems GmbH, Collins & Aikman Automotive Systems N.V., Collins & Aikman Automotive Systems A.B. and Perstorp Components GmbH and related Letter Amendment Agreement is hereby incorporated by reference to Exhibit 10.38 of Collins & Aikman Corporation’s Report or Form 10-Q for the fiscal quarter ended September 26, 1998.
10.52	Acquisition Agreement dated as of December 9, 1996 among Collins & Aikman Products Co., Collins & Aikman Floor Coverings Group, Inc., Collins & Aikman Floor Coverings, Inc., CAF Holdings, Inc. and CAF Acquisition Corp. is hereby incorporated by reference to Exhibit 2.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.53	Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products Co., Joan Fabrics Corporation and MC Group Acquisition Company L.L.C., is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.54	Asset Purchase Agreement dated as of June 30, 1997 by and between JPS Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Current Report on Form 8-K dated July 24, 1997.
10.55	Closing Agreement dated July 24, 1997 between JPS Automotive L.P., Safety Components International, Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Current Report on Form 8-K dated July 24, 1997.
10.56	Amended and Restated Acquisition Agreement dated as of November 4, 1997 and amended and restated as of March 9, 1998, among Collins & Aikman Products Co., Imperial Wallcoverings Inc. and BDPI Holdings Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.57	Share Purchase Agreement, dated as of January 12, 2001, between Collins & Aikman Corporation and Heartland Industrial Partners, L.P., is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 8-K dated January 12, 2001., incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.58	Registration Rights Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners, L.P. and Wasserstein/ C&A Holdings, L.L.C., incorporated by reference to Annex D to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.59	Services Agreement, dated as of February 23, 2001, by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P is hereby incorporated by reference to Exhibit 10.59 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.60	Profit Participation Interest Agreement, dated as of February 23, 2001, by and among Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto and each of Collins & Aikman Corporation, Blackstone Capital Company II, L.L.C. and Wasserstein/ C&A Holdings, L.L.C., incorporated by reference to Annex B to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.

Exhibit
Number	Description

10.61	Employment Agreement dated October 1, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.30 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.62	Severance Benefit Agreement dated July 26, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.31 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.63	Severance Benefit Agreement dated August 9, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.32 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.64	Letter Agreement dated December 17, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.33 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.65	Employment Agreement dated December 1, 2000 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.75 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.66	Separation Agreement dated as of March 12, 2001 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.67	Employment Agreement dated as of March 29, 2000 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended April 1, 2000.
10.68	Change in Control Agreement dated as of April 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.69	Employment Agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.70	Change in Control Agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.71	Service Contract between Collins & Aikman Products GmbH and an executive officer, which is incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.72	Employment Agreement dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.73	Change in Control Agreement dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.74	Employment Agreement dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.75	Change in Control Agreement dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.76	Settlement Agreement dated as of April 27, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
Number	Description

10.77	Letter Agreement dated as of July 13, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.78	Letter Agreement dated as of April 7, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.79	Collins & Aikman Products Co. 2000 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.80	Agreement of Sale and Purchase, dated as of June 22, 2001, by and among Collins & Aikman Products Co. and New King, L.L.C is hereby incorporated by reference to Exhibit 10.81 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.81	Lease Agreement, dated as of June 29, 2001, between New King, L.L.C., as landlord, and Collins & Aikman Products Co., as tenant is hereby incorporated by reference to Exhibit 10.82 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.82	Agreement of Sale and Purchase, dated as of June 22, 2001, by and among Collins & Aikman Products Co. and Anchor Court, L.L.C is hereby incorporated by reference to Exhibit 10.83 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.83	Lease Agreement, dated as of June 29, 2001, between Anchor Court, L.L.C., as landlord and Collins & Aikman Products Co., as tenant is hereby incorporated by reference to Exhibit 10.84 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.84	Stockholders Agreement dated July 3, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other Heartland Entities named therein, the Becker Stockholders party thereto and the Joan Stockholders party thereto is hereby incorporated by reference to Exhibit 10.85 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.85	Registration Rights Agreement, dated July 3, 2001, by and among Collins & Aikman Corporation, Charles E. Becker, Michael E. McInerney and Jens Höhnel and, together with the Joan Investors (as defined therein) is hereby incorporated by reference to Exhibit 10.86 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.86	First Amendment to Services Agreement, dated as of August 7, 2001, among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P is hereby incorporated by reference to Exhibit 10.87 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.87	Equipment Lease, dated as of December 18, 2001, among Textron Automotive Exteriors Inc. and Textron Automotive Interiors Inc., collectively as lessee, and IAC TAX V, LLC, as lessor is hereby incorporated by reference to Exhibit 10.88 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.88	Registration Rights Agreement, dated December 20, 2001, by and among Collins & Aikman Products Co., Collins & Aikman Corporation, and each of the subsidiaries listed on the signature pages thereof, and J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other several initial purchasers parties to the Purchase Agreement is hereby incorporated by reference to Exhibit 10.89 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.89	Registration Rights Agreement dated as of December 20, 2001 by and among Becker Ventures, LLC, Dresdner Kleinwort Capital Partners 2001 LP, Masco Capital Corporation, ML IBK Positions, Inc. and Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.90 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.

Exhibit
Number	Description

10.90	Registration Rights Agreement, dated December 20, 2001, by and between Collins & Aikman Corporation, Textron Inc., and Textron Holdco Inc is hereby incorporated by reference to Exhibit 10.91 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.91	Preferred Stock Registration and Other Rights Agreement, dated as of December 20, 2001, by and among Collins & Aikman Products Co. and Textron Inc is hereby incorporated by reference to Exhibit 10.92 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.92	Intellimold Technology License and Support Agreement, dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.93 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.93	Technology License Agreement (Retained IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.94 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.94	Technology License Agreement (Licensed-Back IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.95 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.95	Severance Agreement between Collins & Aikman Automotive Holding GmbH and an executive officer of the Company dated as of March 6, 2002 is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.96	Separation Agreement and General Release between Products and an executive officer of the Company dated as of March 5, 2002 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.97	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001 is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.98	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001 is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.99	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.100	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.101	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.102	Separation and Consultancy Agreement dated July 31, 2002 is hereby incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current report on Form 8-K filed August 2, 2002.
10.103	Severance Benefit Agreement between Collins and Aikman Corporation and an officer of the Company dated April 5, 2002 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002.
10.104	Employment and Consulting Agreement between Collins and Aikman Corporation and an Employee dated July 2002 is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit
Number	Description

10.105	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated September 2002 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002.
10.106	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated October 2002 is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002.
11	Computation of Earnings Per Share.*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
24.1	Powers of Attorney.*
99	Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).*

*	Indicates document filed herewith.

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

November 21, 2002	Item 5 (Other Events)
February 21, 2002	Item 9 Regulation FD Disclosure

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March 2003.

COLLINS & AIKMAN CORPORATION

BY:	/s/ JERRY L. MOSINGO

Jerry L. Mosingo
President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JERRY L. MOSINGO Jerry L. Mosingo	President & Chief Executive Officer	March 24, 2003
* J. Michael Stepp	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 24, 2003
* David A. Stockman	Chairman of the Board of Directors	March 24, 2003
* Charles E. Becker	Director	March 24, 2003
* Robert C. Clark	Director	March 24, 2003
* Marshall A. Cohen	Director	March 24, 2003
* David C. Dauch	Director	March 24, 2003
* Cynthia Hess	Director	March 24, 2003
* Timothy D. Leuliette	Director	March 24, 2003
* Elkin McCallum	Director	March 24, 2003
* W. Gerald McConnell	Director	March 24, 2003
* Warren B. Rudman	Director	March 24, 2003
* Daniel P. Tredwell	Director	March 24, 2003
* Samuel Valenti	Director	March 24, 2003
*By: /s/ JERRY L. MOSINGO Jerry L. Mosingo Attorney-in-Fact

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry L. Mosingo, certify that:

1. I have reviewed this annual report on Form 10-K of Collins & Aikman Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant and material weaknesses.

Date: March 24, 2003

/s/ JERRY L. MOSINGO

Jerry L. Mosingo
President & Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

      I, J. Michael Stepp, certify that:

1. I have reviewed this annual report on Form 10-K of Collins & Aikman Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant and material weaknesses.

Date: March 24, 2003

/s/ J. MICHAEL STEPP

J. Michael Stepp
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Collins & Aikman Corporation:

      In our opinion, the 2002 and 2001 consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Collins & Aikman Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the 2002 and 2001 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of Collins & Aikman Corporation as of December 31, 2000, and for the year then ended, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 14, 2001 (except with respect to the matter discussed in Note 24 (which in the current report on Form 10-K is Note 23), as to which the date is March 28, 2002).

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

February 18, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP, which has ceased operations, and has not been reissued by Arthur Andersen LLP. Note 24 referenced below is Note 23 and Item 14(a)(2) referenced below is Item 15(a)(2) in the current report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Collins & Aikman Corporation:

      We have audited the accompanying consolidated balance sheet of Collins & Aikman Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, cash flows, and common stockholders’ deficit for each of the two fiscal years in the period ended December 31, 2000, as listed in the index appearing under Item 15(a)(1). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Net sales	$3,885.8	$1,823.3	$1,901.8
Cost of goods sold	3,367.7	1,604.5	1,635.2

Gross profit	518.1	218.8	266.6
Selling, general and administrative expenses	293.5	164.4	158.5
Restructuring charge and impairment of long-lived assets	56.9	18.8	—

Operating income	167.7	35.6	108.1
Interest expense, net of interest income of $1.4, $2.0 and $3.4	148.9	84.3	96.6
Loss on sale of receivables	4.2	10.8	9.2
Subsidiary preferred stock dividends	30.8	1.5	—
Subsidiary preferred stock accretion	7.6	0.9	—
Other expense, net	10.0	6.4	1.5

Income (loss) from continuing operations before income taxes	(33.8)	(68.3)	0.8
Income tax (benefit) expense	17.5	(18.6)	2.2

Loss from continuing operations before extraordinary loss and cumulative effect of a change in accounting principle	(51.3)	(49.7)	(1.4)
Income from discontinued operations, net of income taxes of $6.3, $5.7 and $4.4	9.5	8.8	6.6

Income (loss) before extraordinary loss and cumulative effect of change in accounting principle	(41.8)	(40.9)	5.2
Extraordinary loss on retirement of debt, net of income taxes of $2.7 and $0.5	—	(5.3)	(0.7)
Cumulative effect of a change in accounting principle, net of income taxes of $0	(11.7)	—	—

Net income (loss)	$(53.5)	$(46.2)	$4.5

Earnings per share data:
Net income (loss)	$(53.5)	$(46.2)	$4.5
Loss on redemption of subsidiary preferred stock	(36.3)	—	—

Net income (loss) available to common shareholders	$(89.8)	$(46.2)	$4.5

Net income (loss) per basic and diluted common share:
Continuing operations	$(1.15)	$(1.28)	$(0.06)
Discontinued operations	0.12	0.23	0.27
Extraordinary loss	—	(0.14)	(0.03)
Cumulative effect of a change in accounting principle	(0.15)	—	—

Net income (loss) available to common shareholders	$(1.18)	$(1.19)	$0.18

Average common shares outstanding:
Basic and diluted	76.3	38.9	24.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash and cash equivalents	$81.3	$73.9
Accounts and other receivables, net of allowances of $18.6 and $14.6.	373.0	406.1
Inventories	171.6	132.6
Other	177.4	131.9

Total current assets	803.3	744.5
Property, plant and equipment, net	737.8	612.6
Deferred tax assets	165.0	136.5
Goodwill	1,265.5	1,253.8
Intangible assets, net	85.3	23.6
Other assets	100.2	216.9

	$3,157.1	$2,987.9

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$10.5	$25.6
Current maturities of long-term debt	23.5	19.9
Accounts payable	580.5	468.7
Accrued expenses	314.9	249.4

Total current liabilities	929.4	763.6
Long-term debt and capital lease obligations	1,255.2	1,282.6
Other, including pensions and post-retirement benefit obligations	438.4	402.5
Commitments and contingencies
Minority interest in consolidated subsidiary	12.7	15.2
Mandatorily redeemable preferred stock of subsidiary	123.9	149.3
Common stock ($.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at December 31, 2002 and 300.0 shares authorized, 67.2 shares issued and outstanding at December 31, 2001)	0.8	0.7
Other paid-in capital	1,282.3	1,124.1
Accumulated deficit	(772.6)	(682.8)
Accumulated other comprehensive loss	(113.0)	(67.3)

Total common stockholders’ equity	$397.5	$374.7

	$3,157.1	$2,987.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$(53.5)	$(46.2)	$4.5
Adjustments to derive cash flow operating activities:
Impairment of goodwill	11.7	—	—
Impairment of long-lived assets	19.3	7.6	—
Deferred income tax expense (benefit)	(3.6)	(26.0)	(10.0)
Subsidiary preferred stock requirements	38.4	2.4	—
Depreciation	97.0	64.2	59.1
Goodwill amortization	—	7.1	7.1
Amortization of other assets	20.0	10.5	8.5
Loss (gain) on sale of property, plant and equipment	3.4	8.7	(1.0)
Decrease in accounts and other receivables	23.7	135.0	78.2
Proceeds from (reduction of) participating interests in accounts receivable, net of redemptions	(13.9)	(2.6)	(34.0)
Decrease (increase) in inventories	(26.6)	53.4	0.9
Increase (decrease) in accounts payable	35.1	(31.9)	(20.0)
Undistributed equity in earnings of joint ventures	5.5	—	—
Increase (decrease) in interest payable	(4.0)	(4.1)	3.4
Changes in other assets	62.4	(6.5)	24.5
Changes in other liabilities	(25.4)	(30.6)	(23.9)

Net cash provided by operating activities	189.5	141.0	97.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	(147.9)	(54.5)	(69.0)
Sales of property, plant and equipment	13.3	88.1	5.6
Additional investment in joint venture	(5.9)	—	—
Acquisitions of businesses, net of cash acquired	(6.8)	(760.9)	—
Payment of acquisition costs	(38.8)	—	—
Sale of business	—	3.5	—

Net cash used in investing activities	(186.1)	(723.8)	(63.4)

FINANCING ACTIVITIES
Issuance of long-term debt	—	950.0	—
Debt issuance costs	—	(59.4)	—
Repayment of long-term debt	(23.9)	(383.2)	(66.6)
Repurchase of preferred stock	(100.0)	—	—
Increase (decrease) in short-term borrowings	(16.0)	10.1	0.2
Net borrowings (repayments) on revolving credit facilities	—	(150.2)	39.0
Net proceeds from issuance of common stock	150.6	207.2	—
Reissue of treasury stock, net	—	61.3	0.4
Repayment of debt assumed in acquisition	(6.7)	—	—

Net cash provided by (used in) financing activities	4.0	635.8	(27.0)

Increase in cash and cash equivalents	7.4	53.0	6.9
Cash and cash equivalents at beginning of year	73.9	20.9	14.0

Cash and cash equivalents at end of year	$81.3	$73.9	$20.9

Supplementary information:
Debt assumed in acquisition	$6.7	$—	$—
Taxes paid	$12.8	$15.5	$4.8
Interest paid	$139.9	$76.3	$94.8

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

	Current Year			Accumulated
	Comprehensive			Other		Other
	Income		Accumulated	Comprehensive	Common	Paid-in	Treasury
	(Loss)	Total	Deficit	Loss(a)	Stock	Capital	Stock

Balance at December 25, 1999		$(151.1)	$(641.1)	$(33.3)	$0.3	$585.9	$(62.9)
Comprehensive income:
Net Income	$4.5	4.5	4.5	—	—	—	—
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(10.4)	(10.4)	—	(10.4)	—	—	—
Pension equity adjustment(b)	0.8	0.8	—	0.8	—	—	—

	$(5.1)

Compensation expense		0.9	—	—	—	0.9	—
Purchase of treasury stock (0.4 shares)		(0.5)	—	—	—	—	(0.5)
Exercise of stock options (0.2 shares)		0.9	—	—	—	(0.9)	1.8

Balance at December 31, 2000		(154.9)	(636.6)	(42.9)	0.3	585.9	(61.6)
Comprehensive income:
Net loss	$(46.2)	(46.2)	(46.2)	—	—	—	—
Other comprehensive income:
Foreign currency translation adjustments	(9.0)	(9.0)	—	(9.0)	—	—	—
Pension equity adjustment, net of tax(b)	(15.4)	(15.4)	—	(15.4)	—	—	—

	$(70.6)

Compensation expense		1.2	—	—	—	1.2	—
Issuance of common stock		533.0	—	—	0.4	532.6	—
Reissue of treasury stock (8.5 shares)		61.3	—	—	—	(0.3)	61.6
Exercise of stock options (1.1 shares)		4.7	—	—	—	4.7	—

Balance at December 31, 2001		374.7	(682.8)	(67.3)	0.7	1,124.1	—
Comprehensive income:
Net loss	$(53.5)	(53.5)	(53.5)	—	—	—	—
Other comprehensive income:
Foreign currency translation adjustments	10.7	10.7	—	10.7	—	—	—
Pension equity adjustment, net of tax(b)	(56.4)	(56.4)	—	(56.4)	—	—	—

	$(99.2)

Loss on redemption of subsidiary preferred stock		(36.3)	(36.3)	—	—	—	—
Issuance of common stock		157.2	—	—	0.1	157.1	—
Exercise of stock options (0.1 shares)		1.1	—	—	—	1.1	—

Balance at December 31, 2002		$397.5	$(772.6)	$(113.0)	$0.8	$1,282.3	$—

(a)	The components of Accumulated Other Comprehensive Loss are $40.9 million of foreign currency translation adjustment and $72.1 million of pension equity adjustment as of December 31, 2002.

(b)	For 2002, 2001 and 2000 the tax effect of the pension equity adjustment is $42.6 million, $3.2 million, and $0.4 million, respectively.

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

      The Company completed its acquisition of Becker Group, LLC, a supplier of plastic components to the automotive industry and the automotive fabric operations of Joan Fabrics and an affiliate in July and September 2001, respectively. The acquisitions included the issuance of approximately 30 million shares of common stock with a market value of $169.3 million.

      In December 2001, the Company completed its acquisition of Textron Automotive Company’s (“Textron’s”) automotive trim division (“TAC-Trim”) for $940 million. The purchase price consisted primarily of: $632.2 million in cash and assumed debt; 18 million shares of common stock, with a market value of $160.9 million; and preferred stock of Products with an aggregate liquidation preference of $326.4 million, valued at $146.9 million. The cash purchase price was financed through a combination of the sale of an additional 12.8 million shares of common stock, valued at $160.0 million, to Heartland and debt financing.

      On December 31, 2002, Heartland owned approximately 36% of the outstanding shares; Blackstone Partners’ and WP Partners’ owned approximately 11%; Joan Fabrics Corp., Mr. Elkin McCallum and associates owned approximately 7%; Mr. Charles E. Becker and Textron, Inc. each owned approximately 9%.

2.     Summary of Significant Accounting Policies

      Basis of Presentation: The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. All significant intercompany items have been eliminated in the preparation of the consolidated financial statements. Certain prior year items have been reclassified to conform with the fiscal 2002 presentation.

      Investments in entities in which the Company has control are consolidated. Investments in 50% or less owned entities in which the Company has significant influence have been accounted for under the equity method. In connection with the 2001 TAC-Trim acquisition, the Company acquired a 50% interest in Textron Automotive Holdings (Italy) S.r.L., an Italian joint venture, of which Textron indirectly owned the other 50% interest. The Company accounted for this investment under the equity method, the Company did not control the joint venture prior to December 31, 2002 but was required to provide certain administrative, technical and engineering services and to license certain patents and other know how to the Italian joint venture. The Company recorded certain fees and reimbursement of certain expenses in providing these services and

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licensing these rights. In December 2002, the Company signed a letter-of-intent to purchase the remaining 50% and began consolidating the joint venture as of December 31, 2002. In January 2003, the Company acquired from Textron the remaining 50% interest in the Italian joint venture.

      Reverse Stock Split: On May 28, 2002, the Company effected a one-for-2.5 reverse stock split of the Company’s common stock. All shares and per share data have been adjusted retroactively for all periods presented to reflect the stock split.

      Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

      Fiscal Year: During fiscal 2000, the Company changed its fiscal year-end to a calendar year-end. The 2000 fiscal year-end consisted of 53 weeks, which ended on December 31, 2000.

      Employee Stock Options: SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and amended the required disclosures. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of Accounting Principles Board Opinion (APB) No. 25 use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. The following tabular information is presented as if the Company had adopted SFAS No. 123 and restated its results: (in millions, except per share amounts).

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Net income (loss) available to shareholders:
As reported	$(89.8)	$(46.2)	$4.5
Total employee stock based compensation expense determined under fair value based method for all awards, net of tax	(3.4)	(2.4)	(2.4)

Pro forma, net income (loss)	(93.2)	(48.6)	2.1

Basic and Diluted EPS(a):
As reported	$(1.18)	$(1.19)	$0.18
Pro forma	(1.22)	(1.25)	0.08

(a)	Adjusted to reflect the impact of the reverse stock split.

      Earnings Per Share: Basic earnings per share is based on income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income available to common shareholders divided by the sum of the weighted average number of common shares outstanding and all potentially dilutive common shares. Potentially dilutive common shares include

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares which may be issued upon the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense (Note 16).

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

      Long-Lived Assets: Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. In August 2001, this statement was superseded by the issuance of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. This statement did not have a material impact on the Company’s consolidated financial position or results of operations. During 2002, the Company incurred asset impairment charges of $18.0 million recognized as part of restructuring programs (Note 15). In addition, during fiscal 2001, the Company incurred a charge of $7.6 million relating to asset impairments recognized in the Reorganization (See Note 15).

      Goodwill and Intangibles: During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its initial impairment test in the second quarter of 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.15 per average basic and diluted share relating to the UK Plastics business in the European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, is accounted for as if it occurred on January 1, 2002. The Company completed this test again as of November 1, which indicated that the fair value of the reporting units exceeded the carrying values. Fair value was determined based upon the discounted cash flows of the reporting units using discount rates ranging from 11.5% to 14.0% dependant on the reporting unit and a residual growth rate of 2%. The market comparable approach consisted of an earnings multiple of 5 times forecasted EBITDA (operating income less — interest, taxes, depreciation and amortization) and a control premium on equity.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control. The North American Plastics reporting unit can be significantly impacted by an adverse change in assumptions. Considerable judgment is often involved in making these determinations, the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

      Pension and Postretirement Benefits Other than Pensions: Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, the Company reviews the actual experience compared to the more significant assumptions used and make adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

      Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, disclosure of the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements. Considerable judgment is often involved in making these determinations, the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

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

      Cost of Goods Sold and Selling, General and Administrative Costs: Cost of goods sold is comprised of direct material, direct labor and manufacturing overhead. Manufacturing overhead consists of indirect labor, depreciation, amortization and other manufacturing expenses. Selling, general and administrative costs consist of selling, research and development, engineering and administrative expenses.

      Other Expense, net: In 2002, “other expenses, net” primarily included $12.6 million of losses related to derivatives used in the Company’s foreign currency hedging strategy, $5.5 million of losses related to investments in joint ventures and $1.9 million of losses from sale and leaseback transactions offset by $5.9 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $6.5 million. In 2001, “other expenses, net” primarily included $7.8 million of foreign currency transaction losses and $8.2 million of losses from sale and leaseback transactions offset by $5.0 million of derivatives gains and $6.2 million related to a stock demutualization. In 2000, “other expenses, net” included primarily a $1.0 million derivative loss.

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

      The Company had assets of approximately $8.4 million and $22.7 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, at December 31, 2002 and 2001, respectively. The Company also capitalized $77.1 million and $90.2 million in costs for molds, dies and other tools, at December 31, 2002 and 2001, respectively, that are reimbursable by customers. In addition, the Company had $11.0 million and $9.1 million at December 31, 2002 and 2001, respectively, for molds, dies and other tools that the Company owns.

      Derivative Financial Instruments: All derivatives are recognized on the consolidated balance sheet at fair value as required by SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”. Gains and losses on the changes in fair value of the derivatives that qualify as hedges under SFAS No. 133, are recorded on the Balance Sheet as a component of “Other comprehensive income” to the extent that the hedges are effective and documented, until the underlying transactions are recognized in earnings. As of December 31, 2002, the Company had no derivatives designated as hedges under SFAS No. 133. The Company uses derivatives to hedge economic risks even though these derivatives may not be designated as hedges in accordance with SFAS No. 133. These derivative instruments are marked to fair market value and reported on the balance sheet. Gains and losses on these instruments are reported in “Other Income” or “Other Expense” on the Consolidated Statements of Operations. The gains and losses are intended to offset economic risk of foreign currency transaction losses or gains. The Company does not enter into derivative transactions for speculative purposes.

      Foreign Currency Translation: Assets and liabilities of the Company’s non-U.S. businesses generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of the translations are reported as a component of “Other comprehensive income.” Remeasurement of assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as functional currency are included in the Consolidated Statements of Operations as “Other income” or “Other expense”. The Statement of Operations of the Company’s non-U.S. businesses are translated to U.S. dollars at average exchange rates and are recognized as part of revenues, costs and expenses. Also included in “Other income” or “Other expense”, are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved. Gains and losses resulting from foreign currency transactions are recognized in “Other income” or “Other expense”.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      New Accounting Pronouncements: In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company is required to implement SFAS No. 146 on January 1, 2003. Management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company is currently reviewing these recognition and measurement provisions, which are effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002, to determine whether they will have a material impact on its consolidated financial statements. The disclosure requirements of FIN No. 45, which are effective for this quarter, are presented in the following paragraph.

      In conjunction with divestitures and other transactions, the Company has provided indemnifications relating to legal and environmental issues, including products. The Company does not believe that any pending or threatened litigation or claims related to any such retained liabilities of discontinued operations are likely to result in any material loss.

      In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.” This interpretation provides guidance on the identification of variable interest entities, some of which may require consolidation based on factors beyond a majority voting interest. A variable interest entity is defined in FIN 46 as an entity in which either the equity investors (if any) do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The company is currently unaware of any entities that exist that would qualify as a variable interest entity.

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

      Appraisals for Becker and Joan were performed during 2001 and the related allocation of purchase price was completed. In the second quarter 2002, the Company’s external consultants completed the valuations of all TAC-Trim acquired intangible and fixed assets. Based upon these valuations: 1) an intangible asset of $51.0 million for customer contracts was recorded based on the value of individual customer contracts — this intangible asset is being amortized over the contract’s performance period, which extends through 2012; 2) the Company revised its first quarter estimate for patents and other specifically identifiable intangible assets

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired as part of the TAC-Trim purchase from $40.0 to $24.0 million (the weighted average lives increased from 7 to 10 years); and 3) in June 2002, the valuations resulted in a $30.1 million increase in fixed assets and adjustment of their useful lives. In September 2002, the Company revised its valuation resulting in a $27.7 million increase in fixed assets and adjustment of their useful lives, based upon revised information from external consultants. The allocation of the purchase price for the TAC-Trim acquisition was completed in 2002. The Becker, Joan and TAC-Trim acquisitions are intended to solidify the Company’s position as a premier supplier of interior components and automotive fabrics.

     b.     Goodwill

      During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. In accordance with its impairment policy, the Company employed a discounted cash flow analysis in conducting its impairment tests. As required, the Company completed its initial impairment test for goodwill recorded as of December 31, 2001, in the second quarter 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.15 per average basic and diluted share relating to the UK Plastics business in the European and Rest of World Automotive Interior Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, was accounted for as if it occurred on January 1, 2002. In addition, as required under SFAS 142 the Company subsequently completed an annual impairment test of goodwill and recorded no additional impairment.

      In accordance with the provisions of SFAS 142, the Company did not amortize goodwill during 2002. If goodwill amortization had not been recorded during 2001, net loss would have decreased $6.1 million to an adjusted net loss of $40.1 million. The related loss per share for fiscal 2001 would have decreased $0.14 per share resulting in adjusted loss per share of $1.05. If goodwill amortization had not been recorded during 2000, net income would have increased $6.1 million to an adjusted net income of $10.6 million. The related income per share for fiscal 2000 would have increased $0.25 per share resulting in adjusted income per share of $0.43.

      The changes in the carrying amounts of goodwill for the year ended December 31, 2002 were as follows (in millions):

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Total

Balance as of December 31, 2001	$1,037.4	$23.3	$193.1	$1,253.8
Goodwill acquired during the period	—	—	11.0	11.0
FAS 142 Impairment	—	(11.7)	—	(11.7)
Purchase accounting adjustments, related to fixed assets and intangibles	(75.0)	—	—	(75.0)
Other adjustments, net(A)	79.0	3.5	4.9	87.4

Balance as of December 31, 2002	$1,041.4	$15.1	$209.0	$1,265.5

(A)	Includes effect of foreign currency translation.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     c.     Intangible Assets

      The components of the Company’s acquired and other amortizable intangible assets as of December 31, 2002 were as follows (in millions):

		Accumulated	Net Carrying
	Cost	Amortization	Amount

Customer contracts	$51.0	$6.3	$44.7
Patents and other	31.5	3.5	28.0
Non-compete agreement	18.0	5.4	12.6

	$100.5	$15.2	$85.3

      Amortization expense for intangible assets for the periods ending December 31, 2003, 2004, 2005, 2006, and thereafter will be $14.1, $15.5, $15.6, $13.1, and $27.1, respectively.

4.     Inventories

      Inventory balances are summarized below (in millions):

	December 31,	December 31,
	2002	2001

Raw materials	$90.3	$73.8
Work in process	33.7	25.6
Finished goods	47.6	33.2

	$171.6	$132.6

5.     Other Current Assets

      Other current asset balances are summarized below (in millions):

	December 31,	December 31,
	2002	2001

Deferred tax asset	$25.3	$25.3
Reimbursable tooling and preproduction design and development	83.0	53.7
Other	69.1	52.9

	$177.4	$131.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property, Plant and Equipment, Net

      Property, plant and equipment, net, are summarized below (in millions):

	December 31,	December 31,
	2002	2001

Land and improvements	$26.1	$25.5
Buildings	177.8	168.8
Machinery and equipment	959.6	823.3
Leasehold improvements	27.4	11.7
Construction in progress	106.2	45.0

	1,297.1	1,074.3
Less accumulated depreciation	(559.3)	(461.7)

	$737.8	$612.6

7.     Accrued Expenses

      Accrued expenses are summarized below (in millions):

	December 31,	December 31,
	2002	2001

Payroll and employee benefits	$52.9	$48.4
Interest	10.8	14.8
Insurance	16.9	39.0
Restructuring reserves	28.2	8.0
Taxes payable	12.0	4.6
Other	194.1	134.6

	$314.9	$249.4

8.     Short-Term Borrowings

      The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements of certain of its foreign affiliates. As of December 31, 2002, the Company had unsecured lines of credit from financial institutions of $36.5 million, of which $10.5 million was outstanding with $26.0 million available. The weighted average interest rate on the outstanding borrowings at December 31, 2002 was approximately 8.3%.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations are summarized below (in millions):

	December 31,	December 31,
	2002	2001

Senior Secured Credit Facilities:
Tranche A Term Loan Facility	$83.8	$100.0
Tranche B Term Loan Facility	293.8	300.0
Revolving Credit Facility	—	—
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006	400.0	400.0
10 3/4% Senior Notes, due 2011	500.0	500.0
Other (including capital lease obligations)	1.1	2.5

Total debt	1,278.7	1,302.5
Less current maturities (including current portion of capital lease obligations)	(23.5)	(19.9)

Total Long-term debt and capital lease obligations	$1,255.2	$1,282.6

     Senior Secured Credit Facilities

      In December 2001, in conjunction with the TAC-Trim acquisition, the Company entered into new Senior Secured Credit Facilities, which refinanced its prior bank credit facilities. The principal and interest on the prior bank credit facilities totaled $362.5 million. The cost and expenses associated with the refinancing of the prior bank credit facilities totaling $25.7 million were deferred and will be amortized over the four-year life of the term loans described below. In addition, the Company incurred a $5.0 million, net of tax, extraordinary charge in connection with the retirement of the prior bank credit facilities.

      The Senior Secured Credit Facilities include a floating rate Revolving Facility and two floating rate Term Loan Facilities that mature on December 31, 2005. The Revolving Facility allows the Company to borrow revolving loans up to $175.0 million including Canadian dollars up to $75.0 million. The facility can be utilized for letters of credit. The Term Loan Facilities consist of a Tranche A Term Loan with an original principal balance of $100.0 million and a Tranche B Term Loan with an original principal balance of $300.0 million. As required by the credit agreement, the full amounts of the Term Loan Facilities were drawn down on the closing date. As of December 31, 2002 the Tranche A Term Loan and Tranche B Term Loan had principal balances of $83.8 million and $293.8 million, respectively. Amounts borrowed under the Term Loan Facilities that are repaid or prepaid cannot be reborrowed. The Tranche A Term Loan Facility is payable in quarterly installments that increase in amounts each year until maturity. The Tranche B Term Loan Facility is payable in quarterly installments of $0.8 million for the first three years and quarterly installments of $72.7 million during the final year.

      Under the Senior Secured Credit Facilities, the interest rate on the Revolving Facility is, at the Company’s option, London Inter-Bank Offer Rate (“LIBOR”) plus 3.75% or the Alternate Base Rate (“ABR”) plus 2.75%. The ABR is the highest of The JP Morgan Chase (“Chase’s”) announced prime rate, the Federal Funds Rate plus 0.5% and Chase’s base certificate of deposit rate plus 1%. A per annum fee equal to the spread over the LIBOR accrue on the face amount of letters of credit. Also, there is a 1.00% commitment fee on the unused portion of the facility. The interest rates on the Canadian-dollar denominated debt is at the Company’s option (the “Canadian Prime Rate”) plus 3.75% or the bill of exchange rate (“Bankers’ Acceptance” or “BA”) denominated in Canadian dollars for one, two, three or six months plus

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.75%. The interest rate on the Tranche A Term Loan Facility is, at the Company’s option, LIBOR plus 3.75% or the ABR plus 2.75%, subject to adjustment quarterly, based on performance targets. The interest rate on the Tranche B Term Loan Facility is, at the Company’s option, either LIBOR plus 4.00% or ABR plus 3.00%. On any Tranche B Term Loans repaid whether voluntary or mandatory, there is a prepayment premium of 3.00% the first year, 2.00% the second year and 1.00% the third year. The LIBOR rate shall not be less than 3.00% per annum. The weighted average rate of interest on the Senior Secured Credit Facilities at December 31, 2002 and 2001 was 6.94% and 7.67%, respectively.

      Borrowings under the Senior Secured Credit Facility are secured by a first priority lien on the assets of the Company, Products and its U.S. and Canadian subsidiaries with certain exceptions including assets included in the Company’s receivables facility, certain scheduled assets, and certain assets whose value relative to cost of lien perfection was deemed too low to include, as well as a pledge of stock of Products and its significant subsidiaries and certain intercompany debt and guarantees from the Company and its U.S. subsidiaries (subject to certain exceptions).

      The Senior Secured Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. The covenants of the Senior Credit Facilities limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of Preferred Stock of subsidiary, the prepayment of debt other than loans under the senior credit facilities, liens and certain lease transactions. Should the Company sell assets or incur debt over $20.0 million, proceeds must be used to pre-pay the term loans in an amount based on excess cash flow as measured by the leverage ratio performance. The covenants permit the payment of dividends on the Preferred Stock not to exceed 8% per annum unless at least 50% of the Senior Secured Term Loan Facilities are repaid or the proforma total Leverage Ratio is less than 2.5 to 1. The covenants require; that the interest coverage ratio be less than 2.35 to 1.00 for the quarter ended December 31, 2002, increasing each quarter with an ultimate ratio of 3.25 to 1.00 on December 31, 2005, and that the leverage ratio be no greater than 4.25 to 1.00 on December 31, 2002 decreasing each quarter with an ultimate ratio of 3.00 to 1.00 on December 31, 2005. The Company’s sources of liquidity may be inadequate if it is unable to successfully integrate acquired businesses in accordance with its expectations, economic conditions worsen, or the Company is unable to meet financial or operating covenants as a result of the foregoing. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company’s ability to incur additional debt, and the Company may be unable to secure equity or other financings. The Company also believes it could obtain favorable modifications related to existing debt instruments and related covenants.

      Effective December 2002, the Company amended its Senior Credit Facilities to provide for the purchase of certain assets in Spain and Portugal as well as the remaining 50% interest in the Company’s joint venture in Italy.

     Public Debt

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

      The Company solicited and received consent from holders of a sufficient amount of the outstanding principal of the 11 1/2% Senior Subordinated Notes allowing the Change of Control precipitated by the Heartland Transaction. A Second Supplemental Indenture dated February 8, 2001 amended the Senior Subordinated Notes indenture to reflect this and certain other changes, including allowance for the incurrence of debt in the form of the Term Loan D Facility. In connection with the TAC-Trim acquisition, the Company further amended the indenture governing these notes to make each subsidiary guarantor of the new 10 3/4% Senior Notes a guarantor of these existing notes on a senior subordinated basis.

      At December 31, 2002, the scheduled annual maturities of long-term debt and capital lease obligations are as follows (in millions):

Year Ending

2003	$23.5
2004	27.8
2005	327.4
2006	400.0
2007	—
Later years	500.0

$1,278.7

      Total interest paid by the Company on all debt was $139.9 million, $76.3 million, and $94.8 million for 2002, 2001, and 2000, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Mandatorily Redeemable Preferred Stock of Subsidiary

      In December 2001, Products issued 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock was recorded at fair value of $146.9 million, which was less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value was based on market prices for securities with similar terms, maturities and risk characteristics, and included a liquidation discount to reflect market conditions and was agreed to by the Company and Textron as part of the TAC-Trim purchase agreement. The difference between the initial recorded value and the liquidation value is being accreted over the 11 year terms of the securities. The 2002 and 2001 results included subsidiary preferred stock requirements calculated using the effective interest method of $38.4 million and $2.4 million, respectively. The preferred stock requirement includes both accretion and dividend costs of $7.6 million and $30.8 million, respectively for 2002 compared to $0.9 million and $1.5 million, respectively for 2001. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

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

      Products may at its option through January 1, 2004 accrue up to the full amount of all dividends in lieu of cash payment of such dividends. Thereafter, Products may at its option elect to accrue dividends of up to 7% of the liquidation value annually on Series A Preferred Stock and up to 8% of the liquidation value on Series B and C Preferred Stock. Accrued dividends will be added to the liquidation preference of the applicable series of Preferred Stock. The Company uses the effective interest method in calculating accretion.

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

11.     Receivables Facility

      The Company has an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, wholly owned and consolidated by the Company. The receivables subsidiary (Carcorp) will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to $250 million, to various multi-seller commercial paper conduits supported by a committed liquidity facility. Upon sale to the conduit, Carcorp will hold a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company expects to service, administer and collect the receivables on behalf of Carcorp and the conduit. The proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. In September 2002, the Company amended the receivables facility lengthening its term to expire in December 2004.

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

      As of December 31, 2002 and 2001, Carcorp’s total receivables pool was $253.3 million and $334.6 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold. As of December 31, 2002, the utilization of the Receivables Facility was $66.0 million but there was approximately $93.2 million of available but unutilized funding. At December 31, 2001, utilization of the Receivables Facility was $79.9 million and an additional $118.6 million of funding was available but unutilized.

      During 2002, the loss on the sale of the receivables totaled $4.2 million. During 2001 and 2000 the losses on the sale of receivables totaled $10.8 million and $9.2 million, respectively. The 2001 and 2000 loss included $5.6 million and $1.6 million in expenses and fees to replace the prior facility. The usage fee under the facility is 1.50%. In addition, the Company is required to pay a fee of 0.50% on the unused portion of the facility and a discount. The discount on sold interests is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee. The discount rate at December 31, 2002 was 1.45% compared to 3.53% at December 31, 2001.

      In December 2001, as part of the refinancing completed in connection with the TAC-Trim acquisition, Products entered into a new receivables facility and repaid the outstanding balance of $128.7 million of the Company’s previous receivables facility entered into in December 1999, which was not renewed. The maximum funding available to the Company on a revolving basis under the Old Receivables Facility was $171.6 million.

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

      The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due, are used to purchase new receivables from the Sellers. During 2002 and 2001, Carcorp had net cash collections of approximately $2.9 billion and $1.6 billion, respectively. These funds were used to purchase new receivables from the Sellers, under the Receivables Facility.

12.     Operating Leases

      The Company has operating leases for land and buildings for periods up to twenty years and transportation, operating and administrative equipment for periods ranging from one to twelve years. The majority of these leases contain renewal provisions.

      The Company has equipment lease agreements and building lease agreements with several lessors which, subject to specific approval, provide availability of funding for operating leases and sale-leasebacks as allowed in its other financing agreements. The Company has a purchase option on certain equipment at the end of the lease term based on the fair market value of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating.

      At December 31, 2002, future minimum lease payments under operating leases for continuing operations are as follows (in millions):

Year Ending

2003.	$50.0
2004	57.3
2005	38.1
2006	34.7
2007	33.6
Later Years	133.2

$346.9

      Rental expense of continuing operations under operating leases was $57.1 million, $29.2 million, and $20.8 million, for fiscal 2002, 2001, and 2000, respectively.

      During 2002, the Company received net proceeds (after fees) of approximately $14.8 million from sale and leasebacks of real property and equipment. The aggregate lease expenses associated with these leases will be $18.8 million, $2.6 million of which relates to 2003.

      During 2001, Products entered into sale and leaseback transactions for certain manufacturing equipment and non-manufacturing properties. The transactions resulted in the recognition of a $4.4 million net deferred asset that is being amortized over the lease term, and the recognition of an $8.7 million loss.

      During 2001, the Company received net proceeds (after fees) of approximately $86.2 million from sale and leasebacks of real property and equipment, which it used to reduce outstanding debt. The aggregate lease expenses associated with these leases will be $88.8 million, $12.5 million of which related to 2002. To the extent permitted by the credit facility, the Company may enter into additional similar leasing arrangements

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from time to time. As part of these sale-leaseback transactions, Products sold and contemporaneously leased back real property from unrelated third parties, and received net proceeds (after fees) of $46.4 million. Refer to Note 19 for a discussion regarding certain sale and leaseback transactions that were entered into with related parties.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans, and amounts recognized in the Company’s consolidated balance sheets at December 31, 2002 and December 31, 2001 (in millions).

	Pension Benefits		Postretirement Benefits
	Fiscal Year Ended		Fiscal Year Ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Measurement Date	September 30	September 30	September 30	September 30
Change in benefit obligation:
Benefit obligation at beginning of year	$372.2	$175.0	$151.2	$52.6
Service cost	11.3	6.8	1.7	1.0
Interest cost	23.9	12.7	6.9	3.8
Employee contributions	0.6	—	0.9	0.9
Amendments	2.3	1.0	(62.6)	—
Actuarial gain	16.9	2.3	15.0	(1.3)
Purchase Accounting Adjustments/ Acquisitions	(26.4)	190.2	(12.4)	99.4
Benefits paid	(19.4)	(14.1)	(6.4)	(4.7)
Currency adjustment	2.0	(1.7)	—	(0.5)
Other	0.8	—	(0.5)	—

Benefit obligation at end of year	$384.2	$372.2	$93.8	$151.2

Change in plan assets:
Fair value of plan assets at beginning of year	$338.0	$164.2	$—	$—
Actual return on plan assets	(34.4)	(24.1)	—	—
Employer contributions	6.6	4.3	5.5	3.8
Employee contributions	0.6	—	0.9	0.9
Benefits paid	(19.4)	(14.1)	(6.4)	(4.7)
Purchase Accounting Adjustments/ Acquisitions	11.3	209.3	—	—
Currency adjustment	0.3	(1.6)	—	—

Fair value of plan assets at end of year	$303.0	$338.0	$—	$—

Reconciliation of funded status to net amount recognized:
Funded status	$(81.2)	$(34.2)	$(93.8)	$(151.2)
Unrecognized net loss (gain)	131.7	48.1	(5.0)	(21.5)
Unrecognized prior service cost (gain)	5.0	4.0	(63.4)	(6.4)

Net amount recognized	$55.5	$17.9	$(162.2)	$(179.1)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits		Postretirement Benefits
	Fiscal Year Ended		Fiscal Year Ended

	December 31,	December 31,	December 31,	December 31,
	2002	2001	2002	2001

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$2.1	$18.7	$—	$—
Accrued benefit liability	(67.6)	(25.6)	(162.2)	(179.1)
Intangible asset	6.3	5.8	—	—
Accumulated other comprehensive loss	114.7	19.0	—	—

Net amount recognized	$ 55.5	$17.9	$(162.2)	$(179.1)

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $374.2 million, $363.9 million and $291.1 million, respectively, as of December 31, 2002 and $175.2 million, $165.9 million and $121.7 million, respectively, as of December 31, 2001.

      The net periodic benefit cost of continuing operations for fiscal 2002, 2001, and 2000 includes the following components (in millions):

	Pension Benefits
	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$11.3	$6.8	$6.7
Interest cost	23.9	12.7	12.8
Expected return on plan assets	(31.6)	(14.6)	(14.6)
Amortization of prior service cost	0.2	0.2	0.1
Settlement loss (gain)	—	(0.1)	—
Curtailment loss (gain)(A)	2.0	—	(1.0)
Recognized net actuarial loss	0.6	0.1	0.1

Net periodic benefit cost	$6.4	$5.1	$4.1

(A)	Curtailment loss resulted from termination of employees that were covered under a Canadian plan.

	Postretirement Benefits
	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$1.7	$1.0	$0.9
Interest cost	6.9	3.8	3.6
Amortization of prior service cost	(5.6)	(1.4)	(1.4)
Recognized net actuarial gain	(1.4)	(1.7)	(2.0)
Curtailment loss (gain)	(0.6)	—	—

Net periodic benefit cost	$1.0	$1.7	$1.1

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Weighted average fiscal year-end assumptions are summarized as follows(a):

	Pension		Postretirement
	Benefits		Benefits

	2002	2001	2002	2001

Discount rate	6.7%	7.2%	7.0%	7.5%
Expected return on plan assets	8.5%	9.3%	N/A	N/A
Rate of compensation increase	3.1%	3.1%	N/A	N/A

(a)	These rates are used to compute the balances as of the end of the year and the expense for the following year.

      Health care costs for domestic plans: (1) Dura Convertible was assumed to increase 10.5% during 2003; the rates were assumed to grade down by 0.5% per year to an ultimate rate of 6% and remain at that level thereafter. (2) Wickes Engineering Materials was assumed to increase 6% during 2003 and remain at that level thereafter. (3) TAC-Trim was assumed to increase 11.5% during 2003; the rates were assumed to grade down by 0.5% per year to an ultimate rate of 6% and remain at that level thereafter. Health care trend rates for Canadian Plans were assumed to increase approximately 8% during 2003 grading down by 0.5% per year to a constant level of 5% annual increase.

      Assumed health care cost trend rates may have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$0.4	$(0.3)
Effect on postretirement benefit obligation	$4.8	$(4.1)

     B.     Defined Contribution Plans

      Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company’s discretion as specified in the plan documents. Contributions were $6.2 million, $3.2 million, and $4.0 million in fiscal 2002, 2001, and 2000, respectively.

14.     Discontinued Operations

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

      The Company has significant obligations related to post-retirement, casualty, environmental, product liability, lease and other liabilities of discontinued operations. The nature of many of these contingent liabilities is such that they are difficult to quantify and uncertain in terms of amount. The company has accrued $23.0 million for postretirement costs and $53.4 million for environmental and product liability costs.

      In connection with retained operating leases of certain discontinued operations, the Company believes that future sublease rental receipts will equal or exceed future minimum lease payments and accordingly has not recorded any liability for these leases.

15.     Restructuring

      In the fourth quarter of 2002, the Company undertook a restructuring program primarily to European operations that resulted in a restructuring charge of $14.1 million. This restructuring charge included $4.0 million of severance costs, $0.8 million of costs related to other contractual obligations, and $9.3 million of costs related to fixed asset impairments. The severance costs related to over 300 personnel.

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

      In 2002, the Company also reserved for restructuring costs incurred as a result of acquisitions. The balance reserved totaled $15.2 million for lease costs and employee severance costs.

      During 2001, the Company undertook restructuring programs to rationalize operations in North American, European and Specialty operations resulting in a restructuring charge aggregating $18.8 million. The charge included $11.2 million of severance costs and $7.6 million of asset impairments. The Company recognized severance costs for over 900 operating personnel at the Company’s convertible tops, fabrics, carpet and acoustics locations in North America and Specialty operations. The asset impairments, primarily related to machinery and equipment located at North American, European and Specialty operations sites, are based on management’s estimates of values to be realized upon disposition of the assets.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Company recorded a restructuring reserve in connection with the Becker acquisition aggregating $5.3 million of which $1.6 million was severance and $3.7 million for lease termination and other exit costs. Following is the rollforward of the restructuring accruals for 2002 (in millions):

Charged
		Additions	Charged to	(credited) to
	Beginning	Resulting from	Cost and	Other
Description	of Year	Acquisitions(a)	Expenses	Accounts(b)	Deductions(c)	End of Year

Restructuring Reserves in the balance sheet for:
2002	$8.0	$15.2	$56.9	$(18.0)	$(33.9)	$28.2

(a)	Restructuring costs for acquired companies.

(b)	Asset impairments

(c)	Deductions, primarily representing cash utilized.

      Of the $28.2 million remaining reserve, $7.8 million relates to long-term leases expiring through 2004 and $20.4 million related to severance costs of which $18.7 million will be paid in 2003.

16.     Common Stockholders’ Equity and Earnings Per Share

     A.     Common Stock

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

     B.     Stock Option Plans

      The 1994 Employee Stock Option Plan (“1994 Plan”) was adopted as a successor to the 1993 Employee Stock Option Plan to facilitate awards to certain key employees and consultants. The 1994 Plan was amended in 1999 primarily to increase the number of shares available for issuance under the Plan from 2,980,534 to 3,980,534. The 1994 Plan provides that no options may be granted after 10 years from the effective date of this plan. Options vest, in each case, as specified by the Company’s compensation committee, generally over three years after issuance. The Company also adopted the 1994 Directors Stock Option Plan, which provides for the issuance of options to acquire a maximum of 600,000 shares of common stock to directors who are not part of management and are not affiliated with a major stockholder. As of December 31, 2002, 170,000 options had been granted. The Company adopted the 1997 United Kingdom Scheme, which provides for the issuance of options to key employees under the 1994 Plan. The Company adopted the 2000 Employee Stock Option Plan, effective January 1, 2000, which provided for the issuance of up to 6,000,000 shares to key employees and consultants. The Company adopted the 2002 Employee Stock Option Plan, effective January 1, 2002, which provided for the issuance of up to 6,600,000 shares to key employees and consultants. Under the 2002 plan 60% of the issued options vest and become exercisable in 20% increments on January 1, 2003, January 1, 2004 and January 1, 2005. The remaining 40% vest subject to performance targets and become exercisable on January 1, 2012 or on an accelerated basis if performance targets are met.

      The Company issued 5,182,929 options during the year and repriced 854,000 options that had an original average exercise price of $14.05 to an exercise price of $10.00. The impact of the reverse stock split reduced the beginning balance by 1,698,553 shares. At December 31, 2002, options representing 3,921,330 shares of common stock were available for grants.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity under the plans is as follows:

	December 31, 2002		December 31, 2001		December 31, 2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price

Outstanding beginning of year	2,830,920	$5.59	4,344,432	$5.47	4,720,955	$5.70
Impact of 2002 Stock Split	(1,698,553)		—	—	—	—

Adjusted Beginning Balance	1,132,367	13.98	—	—	—	—
Awarded	5,182,929	10.00	40,000	5.76	827,500	5.65
Cancelled	(1,819,634)	10.14	(458,090)	7.48	(983,732)	7.07
Exercised	(68,414)	12.79	(1,095,422)	4.31	(220,291)	3.99

Outstanding at end of year	4,427,248	$10.12	2,830,920	$5.59	4,344,432	$5.47

(a)	Weighted average exercise price is $10.86 after repricing 854,000 stock options.

      The following table summarizes information about stock options outstanding at December 31, 2002:

	Number of Shares	Weighted Average	Weighted Average
Range of Exercise Price	Outstanding	Remaining Life	Exercise Price

$ 9.98 — $12.60	4,363,248	8.7	$10.01
$10.92 — $25.00	64,000	9.1	$17.10

      SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and amended the required disclosures. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of APB No. 25 use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. See Note 2, “Summary of Significant Accounting Policies — Employee Stock Options” for the tabular presentation as if the Company had adopted SFAS No. 123 and restated its results.

      For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2002, 2001, and 2000: weighted average expected volatility was 72%, 99%, and 53%; expected lives of 6 years, 10 years and 10 years in 2002, 2001 and 2000, respectively; a weighted average risk free interest rate of 4.72% in 2002 and ranging from 4.24% to 7.32% in 2001 and 2002 and a zero expected dividend rate. The weighted average grant-date fair value of an option granted during fiscal 2002, 2001, and 2000 was $6.71, $5.22, and $4.11, respectively.

      In accordance with SFAS No. 123, the 854,000 repriced options were revalued during 2002 to determine additional compensation cost that resulted from the difference in the fair value of the options prior to repricing and subsequent to repricing. As a result of the repricing $336,000 of additional compensation cost, net of tax, was incurred on a proforma basis. These options have a weighted average expected life of approximately

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4 years. The assumptions used in valuing the repriced options are as follows: expected volatility ranged from 74% to 109%; expected lives ranged from 1 year to 5 1/2 years; the risk free interest rate ranged from 2.14% to 4.40% in 2002; and a zero expected dividend rate. Refer to Note 2, “Summary of Significant Accounting Policies — Employee Stock Options” for discussion related to the 2002 proforma cost related to options.

      Additionally, as a result of repricing the Company’s stock options, the options are treated as variable-based awards in accordance with APB No. 25. Since these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $10 exercise price established by repricing.

     C.     Earnings Per Share

      The Company adopted SFAS No. 128, “Earnings Per Share,” in December 1997. Basic earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined assuming the exercise of the stock options issued under the Company’s stock option plans. There were no reconciling items between basic earnings per common share and diluted earnings per common share for 2002, 2001, and 2000.

      In 2002, 2001, and 2000, potentially dilutive securities have been excluded from the diluted earnings per share calculation since their inclusion would have been antidilutive. At December 31, 2002, the Company’s potentially dilutive securities included 4.4 million stock options with a weighted average exercise price of $10.12 and 0.5 million warrants with an exercise price of $10.00. At December 31, 2001, the Company’s potentially dilutive securities included 2.8 million stock options, respectively, with weighted average exercise prices of $5.59 and 0.5 million warrants with an exercise price of $5.00. At December 31, 2000, the Company’s potentially dilutive securities included 4.3 million stock options with weighted average exercise prices of $5.47.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Income Taxes

      The provisions for income taxes applicable to continuing operations for fiscal 2002, 2001, and 2000 are summarized as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Current:
Federal	$—	$—	$—
State	5.8	2.6	1.5
Foreign	15.3	4.8	10.7

	21.1	7.4	12.2
Deferred:
Federal	19.6	(19.0)	(3.5)
State	2.1	(1.3)	(0.2)
Foreign	(25.3)	(5.7)	(6.3)

	(3.6)	(26.0)	(10.0)

Income tax expense (benefit)	$17.5	$(18.6)	$2.2

      Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Domestic	$45.4	$(35.8)	$(11.9)
Foreign	(79.2)	(32.5)	12.7

	$(33.8)	$(68.3)	$0.8

      A reconciliation between income taxes computed at the statutory U.S. Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Amount at statutory Federal rate	$(11.8)	$(23.9)	$0.3
State taxes, net of Federal income tax	5.1	0.9	0.8
Tax differential on foreign earnings	(0.7)	2.9	(0.3)
Nontaxable interest income	(3.9)	—	—
Amortization of goodwill	—	1.5	1.5
Subsidiary preferred stock dividends and accretion	13.4	0.8	—
Change in valuation allowance	15.9	(1.2)	0.4
General business tax credits	(1.5)	(0.5)	(1.1)
Other	1.0	0.9	0.6

Income tax expense	$17.5	$(18.6)	$2.2

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The components of the net deferred tax assets as of December 31, 2002 and 2001 were as follows (in millions):

	December 31,	December 31,
	2002	2001

Deferred tax assets:
Employee benefits, including postretirement benefits	$124.9	$78.5
Net operating loss carryforwards (NOLs)	162.5	134.6
General business tax credit carryforwards	10.7	11.4
Alternative minimum tax credit carryforwards	12.2	12.2
Other liabilities and reserves	33.7	36.1
Valuation allowance	(78.4)	(49.2)

Total deferred tax assets	265.6	223.6

Deferred tax liabilities:
Property, plant and equipment	(68.1)	(74.7)
Undistributed earnings of foreign subsidiaries	(7.2)	(7.2)

Total deferred tax liabilities	(75.3)	(81.9)

Net deferred tax asset	$190.3	$141.7

      The company has net operating losses in its foreign jurisdictions of $76 million. These losses will begin expiring in 2003 through 2011. Additionally, the company has foreign net operating losses of $244 million which have no expiration date.

      The valuation allowance at December 31, 2002 and December 31, 2001 provides for certain deferred tax assets that in management’s assessment may not be realized due to tax limitations on the use of such amounts, due to expiration prior to utilization or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization. During 2002, the valuation allowance increased $29.2 million from 2001. This increase resulted primarily from $19.8 million for current year net operating losses and $3.9 million release of valuation allowances.

      The above amounts have been classified in the consolidated balance sheets as follows (in millions):

	December 31,	December 31,
	2002	2001

Deferred tax assets (liabilities):
Current domestic and foreign, included in other current assets	$25.3	$25.3
Current foreign, included in accrued expenses	—	(2.1)
Noncurrent domestic and foreign	165.0	136.5
Noncurrent foreign, included in other noncurrent liabilities	—	(18.0)

	$190.3	$141.7

      Management has reviewed the Company’s operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $190.3 million at December 31, 2002 will be realized. Management took into consideration, among other factors, the expected impact of current year acquisitions, the impact of recent restructuring plans, and the infusion of cash from Heartland. These factors along with the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs were also considered in

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reaching this conclusion. The Company’s ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

      Deferred income taxes and withholding taxes have been provided on earnings of the Company’s foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. Deferred income taxes and withholding taxes have not been provided on the remaining undistributed earnings of foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2002 on which the Company has not provided deferred income taxes and withholding taxes is approximately $101.8 million.

      At December 31, 2002, the Company had the following tax attribute carryforwards available for U.S. Federal income tax purposes (in millions):

		Expiration
	Amount	Dates

Net operating losses — regular tax:
Preacquisition, subject to limitations	$2.8	2005-2009
Subject to change in control provisions	82.6	2008-2012
Subject to change in control provisions	200.2	2018-2021

	$285.6

Net operating losses — alternative minimum tax:
Preacquisition, subject to limitations	$1.4	2005-2009
Subject to change in control provisions	48.5	2008-2012
Subject to change in control provisions	206.8	2018-2021

	$256.7

General business tax credits:
Preacquisition, subject to limitations	$0.6	2003
Subject to change in control provisions	10.1	2004-2021

	$10.7

Alternative minimum tax credits	$12.2

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

      Income taxes paid, net of refunds received, were $12.8 million, $15.5 million, and $4.8 million for fiscal 2002, 2001, and 2000, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. Risk Management and Financial Instruments

     Foreign Currency and Interest Rate Risk Management

      The company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates. To manage the volatility relating to these exposures, the Company aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company may enter into various derivatives transactions pursuant to the its risk management policies. The primary purpose of the Company’s foreign currency and interest rate risk management policies and activities is to manage these risks to acceptable levels.

      To manage its risks, the Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts and purchased options with third parties, denominated in multiple currencies, which will mature during fiscal 2003. The details are as follows:

				Weighted Average
Derivative	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Type	Sold	Purchased	Notional Amount	(per Convention)	Gain/(Loss)

Forwards	GBP	EUR	$3.4	0.6176 GBP per EUR	$0.2
Forwards	CAD	USD	2.0	1.5853 CAD per USD	—
Spot	USD	EUR	18.0	1.0478 USD per EUR	—
Options	CAD	USD	74.0	1.6420 CAD per USD	0.3

			$97.4		$0.5

      In order to manage the interest rate risk associated with our debt portfolio, the Company may enter into derivative transactions to manage its exposures to changes in global interest rates, although the Company did not have in place any interest rate derivatives in 2001 or 2002.

      Gains and losses on derivatives qualifying as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, are recorded on the balance sheet as a component of “Other comprehensive income” to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of December 31, 2002, the Company had no derivatives designated as hedges under SFAS No. 133. Gains and losses from all derivatives that do not qualify as hedges under SFAS No. 133, are recorded in the income statement as required by SFAS No. 133 and the fair value is recorded in the balance sheet.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Fair Value of Financial Instruments, Derivatives and Hedging Activities

      The estimated fair values of the Company’s continuing operations financial instruments are summarized as follows (in millions):

	December 31, 2002		December 31, 2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Short-term debt, long-term debt and capital lease obligations	$1,289.2	$1,200.2	$1,328.1	$1,258.6
Mandatorily redeemable preferred stock of subsidiary	$123.9	$123.9	$149.3	$149.3
Forwards	$0.2	$0.2	$0.6	$0.6
Options	$0.3	$0.3	$1.6	$1.6

      The following methods and assumptions were used to estimate these fair values:

      The fair value of the Public Debt notes are based upon quoted market prices. The fair value of the other short-term and long-term debt of the Company approximates the carrying value due to the frequent resetting of interest rates.

      The fair value of the forward contracts and purchase options are based upon quoted market prices and the aggregated notional amount outstanding in U.S. dollar equivalent of $97.4 million at December 31, 2002.

      Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments.

     Concentration of credit risk

      In the normal course of business, the Company provides credit to customers in the automotive industry, performs credit evaluations of these customers and maintains reserves for potential credit losses. When realized, the losses have been within the range of management’s allowance for doubtful accounts.

     Other Concentrations of Risk

      The Company invests the majority of its excess cash in money market accounts, where appropriate, diversifies the concentration of cash among financial institutions. With respect to financial institutions, the company has diversified its selection of counterparties and has arranged master-netting agreements, where allowed by law and the Company’s policies, to minimize the risk of loss.

19.     Related Party Transactions

      On December 31, 2002, the Company acquired certain assets from Dutton Yarns (an affiliate of Mr. McCallum) for approximately $4.2 million. These assets are used by the Company to texture yarn. As part of the transaction, Dutton Yarns has agreed to provide the Company transition services through December 31, 2003.

      In January 2003, the Company purchased equipment required to support an anticipated increase in the production of Furniture Fabrics from Joan Fabrics for $4.7 million. Elkin McCallum, a director of the Company, controls Joan Fabrics.

      The Company entered into a lease agreement with Becker Ventures, an entity controlled by one of the Company’s current directors and shareholders, for the Company’s headquarters at 250 Stephenson Highway,

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Troy, Michigan with the effective date of the lease being January 1, 2002. In March, 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2003 cost for the facilities will be approximately $3.8 million. For the years ended December 31, 2002 and 2001, the Company recorded a total cost of $17.1 million and $2.1 million, for rental expenses with related parties. In addition, the Company is also party to a lease with Becker Ventures for five manufacturing facilities totaling 884,000 square feet. In 2002, the Company extended the lease term an additional ten years to expire in 2021, with the base rent for these facilities totaling $3.6 million per year.

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

      In June 2002, the Company repurchased Series A preferred stock from Textron at a price of 75% of its liquidation preference of 133.3 million, which had a carrying value of $63.7 million (see Note 10). In addition, in May 2002, the Company and Textron finalized the purchase price and related working capital adjustments of TAC-Trim and paid Textron $15.5 million in cash.

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

      In December 2001, Heartland, and certain co-investors that include a director of the Company, purchased an additional 12.8 million shares of common stock at a price of $12.50 per share, as part of the financing for the TAC-Trim acquisition. The average closing price of the stock three days before and three day after the definitive agreement announcement date was $22.35. Additionally, the Company paid Heartland transaction fees of $12.5 million in connection with the TAC-Trim acquisition. The Company also reimbursed Heartland for $1.5 million of expenses that Heartland incurred on behalf of the Company in relation to the Becker acquisition.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As part of the TAC-Trim acquisition, the Company entered into three intellectual property license agreements with Textron. In two of these agreements, the Company licenses back to Textron certain intellectual property that was acquired in the transaction. In the third agreement, the Company licenses from Textron other intellectual property that was not acquired in the transaction. In addition, under the TAC-Trim acquisition agreement, the Company is permitted to use the “Textron” name for 18 months in exchange for payments of $13.0 million on December 15, 2002 and $6.5 million on December 15, 2003.

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. Payments under the Textron Leasing Transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three (3) years with three one (1) year renewal options. As is customary, the documentation for the Textron Leasing Transaction incorporates covenants by reference, from the Senior Secured Credit Facility, that may be amended or waived by the senior lenders, and also contain events of default.

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

      On December 31, 2002, Heartland owned approximately 36% of the outstanding shares of the Company; Blackstone Partners’ and WP Partners’ owned approximately 11%; Joan Fabrics Corp., Mr. Elkin McCallum and associates owned approximately 7%; Mr. Charles E. Becker and Textron, Inc. each owned approximately 9%.

20.     Information About the Company’s Operations

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

      The Company evaluates performance based on operating profit or loss. Information about the Company’s divisions is presented below (in millions):

	Year Ended December 31, 2002

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(A)	Total

External revenues	$2,613.4	$718.0	$554.4	$—	$3,885.8
Inter-segment revenues	15.8	193.5	41.8	(251.1)	—
Preferred Stock Requirement	38.4	—	—	—	38.4
Depreciation and amortization	65.3	30.1	16.9	4.7	117.0
Operating income (loss)	236.0	(59.8)	48.4	(56.9)	167.7
Total assets	1,872.2	553.9	449.6	281.4	3,157.1
Capital expenditures	85.5	24.0	12.2	26.2	147.9

	Year Ended December 31, 2001

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(A)	Total

External revenues	$1,098.2	$258.7	$466.4	$—	$1,823.3
Inter-segment revenues	12.0	30.2	0.2	(42.4)	—
Preferred Stock Requirement	2.4	—	—	—	2.4
Depreciation and amortization	40.6	21.4	17.9	1.9	81.8
Operating income (loss)	68.7	(24.9)	10.6	(18.8)	35.6
Total assets	1,861.3	308.2	484.5	333.9	2,987.9
Capital expenditures	25.6	12.1	14.5	2.3	54.5

	Year Ended December 31, 2000

		European and
	North American	Rest of World	Specialty
	Automotive	Automotive	Automotive
	Interior Systems	Interior Systems	Products	Other(A)	Total

External revenues	$1,119.4	$284.5	$497.9	$—	$1,901.8
Inter-segment revenues	22.1	34.7	34.0	(90.8)	—
Preferred Stock Requirement	—	—	—	—	—
Depreciation and amortization	41.3	16.6	15.4	1.4	74.7
Operating income (loss)	88.0	0.6	19.5	—	108.1
Total assets	664.3	228.6	267.1	120.3	1,280.3
Capital expenditures	31.5	18.3	18.4	0.8	69.0

(A)	Other includes the Company’s non-operating units (See Note 14), the effect of eliminating entries and restructuring charges (See Note 15). During 2002, certain costs that were previously included at the divisional units were included as non-operating costs. In order for the information to be comparable, all non-operating costs have been allocated back to the segments based on sales and assets. For 2002, $134.6 million, $9.4 million and $29.7 million of costs were allocated back to NAAIS, Europe and ROW and Specialty, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales by product groups follow (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Plastic-based interior and exterior trim systems	$2,328.6	$403.6	$452.1
Molded floor carpet	481.6	476.6	458.2
Automotive fabrics	377.0	278.5	290.5
Acoustical products	266.8	222.9	231.4
Accessory floormats	156.2	148.7	160.4
Convertible top systems	129.3	118.4	105.2
Luggage compartment trim	70.1	61.4	71.0
Other	76.2	113.2	133.0

Total	$3,885.8	$1,823.3	$1,901.8

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations follow:

	Fiscal Year Ended

	2002	2001	2000

DaimlerChrysler AG	31.0%	18.7%	16.8%
General Motors Corporation	23.0%	29.0%	31.4%
Ford Motor Company	23.0%	21.5%	20.6%

      Information about the Company’s continuing operations in different geographic areas for fiscal 2002, 2001, and 2000 is presented below (in millions):

	Year Ended		Fiscal Year Ended		Fiscal Year Ended
	December 31, 2002		December 31, 2001		December 31, 2000

		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets

United States	$2,412.0	$1,445.3	$1,346.0	$1,548.0	$1,123.6	$518.5
Canada	488.2	343.4	168.5	101.9	407.6	85.1
Mexico	230.7	96.8	50.5	52.9	86.1	26.2
United Kingdom	660.5	63.2	117.3	71.8	117.2	54.3
Other	94.4	240.1	141.0	337.8	167.3	73.9

Consolidated	$3,885.8	$2,188.8	$1,823.3	$2,112.4	$1,901.8	$758.0

      Intersegment sales between geographic areas are not material. For fiscal years 2002, 2001, and 2000, export sales from the United States to foreign countries were $429.5 million, $146.2 million, and $87.2 million, respectively.

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

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place by 2004. The Company is a defendant in two lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of December 31, 2002, the Company has accrued $15.7 million for Cardinal Landfill.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place by 2004. As of December 31, 2002, the Company has accrued $9.6 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. The Company is also in negotiation with the USEPA regarding a claim for past oversight costs. A resolution of this matter is anticipated in 2003. As of December 31, 2002, the Company has accrued $14.1 million for Stamina Mills.

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

      The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of December 31, 2002 and 2001, total reserves for these environmental costs are approximately $64.5 million and $59.6 million, respectively.

      In the opinion of management, based on information presently known to it, identified environmental costs and contingencies will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows. However, we can give no assurance that we have identified or properly assessed all potential environmental liabilities arising from our business or properties, and those of our present and former subsidiaries and their corporate predecessors.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other Commitments

      As of December 31, 2002, the Company’s continuing operations had approximately $36.2 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

      Refer to Note 2, “New Accounting Pronouncements” regarding certain indemnifications and guarantees as required by FIN No. 45.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.     Quarterly Financial Data (Unaudited)

      The quarterly financial data is summarized below (in millions, except per share amounts).

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$914.8	$1,085.3	$922.5	$963.2
Gross profit	131.1	158.5	100.7	127.8
Income (loss) from continuing operations	(6.7)	3.7	(45.2)	(3.1)
Income (loss) before extraordinary items	(6.7)	3.7	(45.2)	(3.1)
Net income (loss)	(18.4)	13.2	(45.2)	(3.1)
Basic and diluted earnings (loss) per share Continuing operations	(0.11)	(0.46)	(0.54)	(0.04)
Discontinued operations	—	0.12	—	—
Cumulative effect of change in accounting principle	(0.17)	—	—	—
Extraordinary loss	—	—	—	—
Net income available to common shareholders	(0.27)	(0.33)	(0.54)	(0.04)
Common stock prices:
High	25.500	28.375	9.000	4.450
Low	16.750	9.000	2.810	2.450

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$453.1	$457.6	$430.5	$482.1
Gross profit	58.8	64.3	53.4	42.3
Income (loss) from continuing operations	(7.1)	1.8	(13.8)	(30.6)
Income (loss) before extraordinary items	(7.1)	9.2	(12.4)	(30.6)
Net income (loss)	(7.4)	9.2	(12.4)	(35.6)
Basic and diluted earnings (loss) per share Continuing operations	(0.26)	0.05	(0.32)	(0.62)
Discontinued operations	—	0.21	0.03	—
Cumulative effect of change in accounting principle	—	—	—	—
Extraordinary loss	—	—	—	(0.10)
Net income available to common shareholders	(0.26)	0.26	(0.29)	(0.72)
Common stock prices:
High	14.218	15.500	21.425	25.750
Low	8.950	10.125	9.875	11.900

      The Company’s operations are not subject to significant seasonal influences.

      Impact of Prior Period Adjustment — During the Company’s review of its financial information, an error in the mathematical computation of foreign currency exchange gains was discovered. The third quarter 2002

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements reflect the correction of the error as a prior period adjustment. The impact of the adjustment on the prior period financial statements follows:

	Three Months Ended				Six Months Ended

	March 31,	March 31,	June 30,	June 30,	June 30,	June 30,
	2002	2002	2002	2002	2002	2002
	(As Reported)	(Adjusted)	(As Reported)	(Adjusted)	(As Reported)	(Adjusted)

	(in millions, except per share data)
Net sales	$914.8	$914.8	$1,085.3	$1,085.3	$2,000.1	$2,000.1
Cost of goods sold	783.7	783.7	926.8	926.8	1,710.5	1,710.5

Gross profit	131.1	131.1	158.5	158.5	289.6	289.6
Selling, general and administrative expenses	67.6	67.6	77.0	77.0	144.6	144.6
Restructuring charges and impairment of long lived assets	9.1	9.1	—	—	9.1	9.1

Operating income	54.4	54.4	81.5	81.5	135.9	135.9
Other, net	55.9	54.2	51.8	57.0	107.7	111.2

Income (loss) from continuing operations before income taxes	(1.5)	0.2	29.7	24.5	28.2	24.7
Income tax expense	5.9	6.9	23.2	20.8	29.1	27.7

Income (loss) from continuing operations before extraordinary items	(7.4)	(6.7)	6.5	3.7	(0.9)	(3.0)
Income from discontinued operations, net of income taxes	—	—	9.5	9.5	9.5	9.5
Cumulative effect of change in accounting principle, net of income taxes(A)	(11.7)	(11.7)	—	—	(11.7)	(11.7)

Net income (loss)	$(19.1)	(18.4)	16.0	13.2	(3.1)	(5.2)

Earnings per share data:
Net income (loss)	$(19.1)	(18.4)	16.0	13.2	(3.1)	(5.2)
Loss on redemption of subsidiary preferred stock	—	—	(36.3)	(36.3)	(36.3)	(36.3)

Net (loss) available to common shareholders	$(19.1)	$(18.4)	$(20.3)	$(23.1)	$(39.4)	$(41.5)

Net (loss) per basic and diluted common share	$(0.28)	$(0.27)	$(0.29)	$(0.33)	$(0.57)	$(0.60)

Average basic and diluted common shares outstanding:	67.2	67.2	70.4	70.4	68.8	68.8

	March 31,	March 31,	June 30,	June 30,
	2002	2002	2002	2002
	(As Reported)	(Adjusted)	(As Reported)	(Adjusted)

Accumulated deficit(A)	$(701.9)	$(701.2)	$(722.1)	$(724.2)

(A)	Includes effect of $11.7 million (having no tax impact) cumulative effect of change in accounting principle recorded in June 2002, and accounted for as if it occurred on January 1, 2002.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.     Consolidating Financial Statements

      Products issued Senior Notes in a total principal amount of $500.0 million in December 2001. The Senior Notes are guaranteed by the Company and all the Company’s wholly owned domestic Subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries). The following are consolidating financial statements of the Company, Products, its guarantor and non-guarantor subsidiaries:

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$289.4	$2,415.7	$1,216.9	$(36.2)	$3,885.8
Cost of goods sold	—	181.8	2,110.0	1,112.1	(36.2)	3,367.7
Selling, general and administrative expenses	0.1	166.1	82.8	44.5	—	293.5
Restructuring charges and impairment of long-lived assets	—	16.5	8.3	32.1	—	56.9

Operating income (loss)	(0.1)	(75.0)	214.6	28.2	—	167.7
Interest expense, net	(0.1)	15.4	126.2	7.4	—	148.9
Intercompany interest (income) expense	(6.6)	(5.9)	(23.8)	36.3	—	—
Loss on sale of receivables	—	0.6	—	3.6	—	4.2
Subsidiary preferred stock dividend	—	30.8	—	—	—	30.8
Subsidiary preferred stock accretion	—	7.6	—	—	—	7.6
Other expense, net	—	(45.8)	40.4	12.5	2.9	10.0

Income (loss) from continuing operations before income taxes	6.6	(77.7)	71.8	(31.6)	(2.9)	(33.8)
Income tax (benefit) expense	2.5	(16.2)	42.4	(11.2)	—	17.5

Income (loss) from continuing operations	4.1	(61.5)	29.4	(20.4)	(2.9)	(51.3)
Income from discontinued operations	—	9.5	—	—	—	9.5
Cumulative effect of a change in accounting principle	—	—	—	(11.7)	—	(11.7)
Equity in net (loss) income of subsidiaries	(57.6)	(5.6)	(60.3)	—	123.5	—

NET INCOME (LOSS)	$(53.5)	$(57.6)	$(30.9)	$(32.1)	$120.6	$(53.5)

	For the Year Ended December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$612.2	$676.4	$577.1	$(42.4)	$1,823.3
Cost of goods sold	—	506.3	598.2	542.4	(42.4)	1,604.5
Selling, general and administrative expenses	0.1	34.9	81.1	48.3	—	164.4
Restructuring charges and impairment of long-lived assets	—	7.3	0.9	10.6	—	18.8

Operating income (loss)	(0.1)	63.7	(3.8)	(24.2)	—	35.6
Interest expense, net	—	45.6	35.9	2.8	—	84.3
Intercompany interest (income) expense	—	17.3	(24.7)	7.4	—	—
Loss on sale of receivables	—	6.1	—	4.7	—	10.8
Subsidiary preferred stock dividend	—	1.5	—	—	—	1.5
Subsidiary preferred stock accretion	—	0.9	—	—	—	0.9
Other expense, net	—	5.0	2.9	1.8	(3.3)	6.4

Income (loss) from continuing operations before income taxes	(0.1)	(12.7)	(17.9)	(40.9)	3.3	(68.3)
Income tax (benefit) expense	0.2	(11.9)	(5.6)	(1.3)	—	(18.6)

Income (loss) from continuing operations	(0.3)	(0.8)	(12.3)	(39.6)	3.3	(49.7)
Income from discontinued operations	—	8.8	—	—	—	8.8
Extraordinary loss on retirement of debt	—	(5.0)	(0.3)	—	—	(5.3)
Equity in net (loss) income of subsidiaries	(45.9)	(48.9)	(33.5)	—	128.3	—

NET INCOME (LOSS)	$(46.2)	$(45.9)	$(46.1)	$(39.6)	$131.6	$(46.2)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2000

				Non-		Total
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(in millions)
Net sales	$—	$547.7	$619.6	$815.4	$(80.9)	$1,901.8
Cost of goods sold	—	464.4	554.1	697.6	(80.9)	1,635.2
Selling, general and administrative expenses	0.1	36.0	53.5	68.9	—	158.5

Operating income (loss)	(0.1)	47.3	12.0	48.9	—	108.1
Interest expense, net	(0.1)	86.8	7.4	2.5	—	96.6
Intercompany interest (income) expense	—	19.9	(16.2)	(3.7)	—	—
Loss on sale of receivables	—	1.6	—	7.6	—	9.2
Other expense, net	—	2.1	(13.6)	9.9	3.1	1.5

Income (loss) from continuing operations before income taxes	—	(63.1)	34.4	32.6	(3.1)	0.8
Income tax (benefit) expense	—	(24.1)	15.3	12.2	(1.2)	2.2

Income (loss) from continuing operations	—	(39.0)	19.1	20.4	(1.9)	(1.4)
Income from discontinued operations	—	6.6	—	—	—	6.6
Extraordinary loss on retirement of debt	—	—	(0.7)	—	—	(0.7)
Equity in net income (loss) of subsidiaries	4.5	36.9	9.2	—	(50.6)	—

NET INCOME (LOSS)	$4.5	$4.5	$27.6	$20.4	$(52.5)	$4.5

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	For the Year Ended December 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$0.3	$80.8	$—	$81.3
Accounts and other receivables, net	—	5.0	40.7	324.4	2.9	373.0
Inventories	—	13.0	106.7	51.9	—	171.6
Other	—	51.4	75.5	50.5	—	177.4

Total current assets	—	69.6	223.2	507.6	2.9	803.3
Investment in subsidiaries	397.5	1,794.5	(54.8)	—	(2,137.2)	—
Property, plant and equipment, net	—	51.2	316.9	370.4	(0.7)	737.8
Goodwill	—	—	1,144.8	120.7	—	1,265.5
Other assets	—	212.3	85.8	52.4	—	350.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term borrowings	—	—	—	10.5	—	10.5
Current maturities of long-term debt	—	22.7	0.1	0.7	—	23.5
Accounts payable	—	58.5	269.7	252.3	—	580.5
Accrued expenses	—	157.5	50.8	106.6	—	314.9

Total current liabilities	—	238.7	320.6	370.1	—	929.4
Long-term debt	—	1,255.0	0.1	0.1	—	1,255.2
Intercompany payable (receivable)	—	(92.1)	(359.9)	452.0	—	—
Other noncurrent liabilities	—	204.6	140.8	105.7	—	451.1
Mandatorily redeemable preferred stock of subsidiary	—	123.9	—	—	—	123.9
Total common stockholders’ equity (deficit)	$397.5	$397.5	$1,614.3	$123.2	$(2,135.0)	$397.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	For the Year Ended December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets
Cash and cash equivalents	$0.2	$(3.8)	$12.7	$64.8	$—	$73.9
Accounts and other receivables, net	—	8.7	140.6	250.9	5.9	406.1
Inventories	—	37.6	55.7	39.3	—	132.6
Other	—	8.6	71.4	51.9	—	131.9

Total current assets	0.2	51.1	280.4	406.9	5.9	744.5
Investment in subsidiaries	374.5	1,784.9	396.5	—	(2,555.9)	—
Property, plant and equipment, net	—	63.9	254.7	294.0	—	612.6
Goodwill	—	23.7	1,101.3	133.0	(4.2)	1,253.8
Other assets	—	195.9	106.6	74.5	—	377.0

	374.5	2,068.4	1,859.1	501.5	(2,560.1)	2,243.4

	$374.7	$2,119.5	$2,139.5	$908.4	$(2,554.2)	$2,987.9

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term borrowings	—	—	0.1	25.5	—	25.6
Current maturities of long-term debt	—	18.0	0.3	1.6	—	19.9
Accounts payable	—	100.2	247.5	121.0	—	468.7
Accrued expenses	—	76.0	83.3	90.1	—	249.4

Total current liabilities	—	194.2	331.2	238.2	—	763.6
Long-term debt	—	1,282.0	(0.1)	0.7	—	1,282.6
Intercompany payable (receivable)	—	(102.4)	4.1	98.3	—	—
Other noncurrent liabilities	—	221.9	137.2	58.6	—	417.7
Mandatorily redeemable preferred stock of subsidiary	—	149.3	—	—	—	149.3

	—	1,550.8	141.2	157.6	—	1,849.6
Total common stockholders’ equity (deficit)	$374.7	$374.5	$1,667.1	$512.6	$(2,554.2)	$374.7

	$374.7	$2,119.5	$2,139.5	$908.4	$(2,554.2)	$2,987.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.2)	$24.0	$(271.3)	$437.0	$—	$189.5

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(31.2)	(71.9)	(44.8)	—	(147.9)
Sales of property, plant and equipment	—	—	13.3	—	—	13.3
Additional investment in joint venture	—	—	—	(5.9)	—	(5.9)
Acquisitions of businesses, net of cash acquired	—	—	(6.8)	—	—	(6.8)
Payment of acquisition costs	—	—	(38.8)	—	—	(38.8)

Net cash provided by (used in) investing activities	—	(31.2)	(104.2)	(50.7)	—	(186.1)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(22.4)	(0.1)	(1.4)	—	(23.9)
Increase (decrease) in short-term borrowings	—	—	—	(16.0)	—	(16.0)
Net proceeds from issuance of common stock	150.6	—	—	—	—	150.6
Repayment of preferred stock	—	(100.0)	—	—	—	(100.0)
Repayment of debt assumed in acquisition	—	(6.7)	—	—	—	(6.7)
Intercompany transfers (from) to Subsidiary	(150.6)	140.3	364.0	(353.7)	—	—

Net cash provided by (used in) financing activities	—	11.2	363.9	(371.1)	—	4.0

Increase (decrease) in cash and cash equivalents	(0.2)	4.0	(11.6)	15.2	—	7.4
Cash and cash equivalents at beginning of year	0.2	(3.8)	12.7	64.8	—	73.9

Cash and cash equivalents at end of year	$—	$0.2	$1.1	$80.0	$—	$81.3

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

	For the Year Ended December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.3)	$(266.6)	$237.6	$170.3	$—	$141.0

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(14.8)	(14.5)	(25.2)	—	(54.5)
Sales of property, plant and equipment	—	62.2	24.0	1.9	—	88.1
Acquisitions of businesses, net of cash acquired	—	(760.9)	—	—	—	(760.9)
Sale of business	—	—	3.5	—	—	3.5

Net cash provided by (used in) investing activities	—	(713.5)	13.0	(23.3)	—	(723.8)

FINANCING ACTIVITIES
Issuance of long-term debt	—	950.0	—	—	—	950.0
Debt issuance costs	—	(59.4)	—	—	—	(59.4)
Repayment of long-term debt	—	(383.2)	—	—	—	(383.2)
Increase (decrease) in short-term borrowings	—	9.7	2.0	(1.6)	—	10.1
Net borrowings (repayments) on revolving credit facilities	—	(133.4)	—	(16.8)	—	(150.2)
Net proceeds from issuance of common stock	207.2	—	—	—	—	207.2
Reissue (purchase) treasury stock, net	61.3	—	—	—	—	61.3
Intercompany transfers (from) to Subsidiary	(268.5)	596.8	(240.9)	(87.4)	—	—

Net cash provided by (used in) financing activities	—	980.5	(238.9)	(105.8)	—	635.8

Increase (decrease) in cash and cash equivalents	(0.3)	0.4	11.7	41.2	—	53.0
Cash and cash equivalents at beginning of year	0.5	(4.2)	1.0	23.6	—	20.9

Cash and cash equivalents at end of year	$0.2	$(3.8)	$12.7	$64.8	$—	$73.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2000

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by operating activities	$0.4	$13.2	$7.1	$76.6	$—	$97.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(20.9)	(13.9)	(34.2)	—	(69.0)
Sales of property, plant and equipment	—	5.6	—	—	—	5.6

Net cash used in investing activities	—	(15.3)	(13.9)	(34.2)	—	(63.4)

FINANCING ACTIVITIES
Repayment of long-term debt	—	(27.5)	(38.1)	(1.0)	—	(66.6)
Increase (decrease) in short-term borrowings	—	—	—	0.2	—	0.2
Net borrowings (repayments) on revolving credit facilities	—	64.9	—	(25.9)	—	39.0
Reissue (purchase) treasury stock, net	0.4	—	—	—	—	0.4
Intercompany transfers to (from) subsidiary	(0.4)	(37.8)	43.7	(5.5)	—	—

Net cash provided by (used in) financing activities	—	(0.4)	5.6	(32.2)	—	(27.0)

Increase (decrease) in cash and cash equivalents	0.4	(2.5)	(1.2)	10.2	—	6.9
Cash and cash equivalents at beginning of year	0.1	(1.7)	2.2	13.4	—	14.0

Cash and cash equivalents at end of year	$0.5	$(4.2)	$1.0	$23.6	$—	$20.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

      The information required under this Schedule is included in Note 23 of the Consolidated Financial Statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 31, 2002, December 31, 2001, and December 31, 2000

		Additions
	Balance At	Resulting	Charge to	Charged
	Beginning	from	Cost And	to Other				Balance at
Description	of Year	Acquisitions	Expenses	Accounts		Deductions		End of Year

	(in millions)
Fiscal Year Ended December 31, 2002:
Allowance for doubtful accounts	$14.6	$—	$2.5	$4.8		$(3.3)		$18.6
Fiscal Year Ended December 31, 2001:
Allowance for doubtful accounts	$8.1	$6.8	$6.6	$(0.3	)(a)	$(6.6)		$14.6
Fiscal Year Ended December 31, 2000:
Allowance for doubtful accounts	$8.5	$—	$6.6	$(0.9	)(a)	$(6.1	)(b)	$8.1

(a)	Reclassifications and collection of accounts previously written off.

(b)	Reclassifications to other accounts, uncollectible amounts written off, and the elimination of amounts included in the allowance due from Enjema which was considered as a component of the Company’s purchase cost for the remaining 50% interest in Enjema.

Exhibit Index

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 14, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., Becker Group, L.L.C., CE Becker Inc., ME McInerney Inc., J Hoehnel Inc. and the individuals party thereto as sellers is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated July 13, 2001.
2.2	Agreement and Plan of Merger dated as of August 17, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001.
2.3	First Amendment to Agreement and Plan of Merger by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc dated as of September 21, 2001 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001.
2.4	Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.), which is incorporated by reference to Collins and Aikman Corporation Current Report on Form 8-k dated December 20, 2001 and filed on January 4, 2002. The Table of Contents of the Purchase Agreement listed as Exhibit 2.4 contains a list briefly identifying the contents of all omitted schedules and exhibits. Collins & Aikman Corporation will supplementally furnish a copy of any omitted schedule or Exhibit to the Commission upon request.
2.5	Asset Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc., which is incorporated herein by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
2.6	Asset Purchase Agreement dated as of August 17, 2001 by and among Collins & Aikman Products Co., Western Avenue Dyers, L.P., Elkin McCallum, Kerry McCallum, Penny Richards and Tyng Textiles LLC, which is incorporated by reference to Exhibit 2.3 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
2.7	First Amendment to Asset Purchase Agreement dated as of September 21, 2001, which is incorporated by reference to Exhibit 2.4 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
3.1	Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Collins & Aikman Corporation, which is incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.5 of Collins & Aikman Corporation’s Current Report on Form 8-K filed May 29, 2002.
3.4	By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 27, 1996.

Exhibit
Number	Description

3.5	Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 28, 1995.
4.1	Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 21, 1994.
4.2	Indenture, dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996.
4.3	First Supplemental Indenture dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996.
4.4	Waiver dated as of October 27, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Plastics, Ltd., as Canadian Borrowers, Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 26, 1998.
4.5	Waiver dated as of December 22, 1998 under the Credit Agreement dated as of May 28, 1998, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc. and Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America, N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
4.6	Amendment and Waiver dated as of March 8, 1999, among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics Ltd., Collins & Aikman Corporation, as Guarantor, the Lender Parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
4.7	Tranche C Term Loan Supplement dated as of May 12, 1999 to the Credit Agreement dated as of May 28, 1998 among Collins & Aikman Products Co., Collins & Aikman Canada, Inc., Collins & Aikman Plastics, Ltd., Collins & Aikman Corporation, the Financial Institutions parties thereto, Bank of America N.T.S.A., as Documentation Agent, The Chase Manhattan Bank, as Administrative Agent, and The Chase Manhattan Bank of Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
4.8	Indenture dated as of June 28, 1994, between JPS Automotive Products Corp., as Issuer, JPS Automotive L.P., as Guarantor and Shawmut Bank Connecticut, N.A., as Trustee, is hereby incorporated by reference to Exhibit 4.2 of JPS Automotive Corp.’s Registration Statement on Form S-1, Registration No. 33-75510.
4.9	First Supplemental Indenture, dated as of October 5, 1994, between JPS Automotive Products Corp. and JPS Automotive L.P., as Co-Obligors, and Shawmut Bank Connecticut, N.A., as Trustee is hereby incorporated by reference to Exhibit 4.48A of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Report on Form 10-Q for the fiscal quarter ended October 2, 1994.

Exhibit
Number	Description

4.10	Second Supplemental Indenture, dated as of February 8, 2001, by and among Collins & Aikman Products Co., as Issuer, Collins & Aikman Corporation, as Guarantor, and First Union National Bank, as Trustee, which is incorporated by reference to Exhibit 4.11 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
4.11	Form of Warrant is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated July 13, 2001.
4.12	Certificate of Designation of Series A Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series C Redeemable Preferred Stock, which is incorporated herein by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report of Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.13	Indenture dated as of December 20, 2001 by and among Collins & Aikman Products Co., as Issuer, the Guarantors parties thereto, and BNY Midwest Trust Company, as Trustee, which is incorporated herein by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.14	Receivables Transfer Agreement dated as of December 20, 2001 by and among Carcorp, Inc., as Transferor, Collins & Aikman Products Co., individually and as Collection Agent, the persons parties thereto, as CP Conduit Purchasers, Committed Purchasers and Funding Agents and JPMorgan Chase Bank, as Administrative Agent, which is incorporated herein by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.15	Amended and Restated Receivables Purchase Agreement dated as of December 20, 2001 among Collins & Aikman Products Co. and its wholly-owned direct and indirect subsidiaries named therein, as Sellers, and Carcorp, Inc., as Purchaser, and the other Sellers from time to time named therein, which is incorporated herein by reference to Exhibit 4.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.16	Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Deutsche Banc Alex. Brown Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Credit Suisse First Boston Corporation, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P.Morgan Bank Canada, as Canadian Administrative Agent, which is incorporated herein by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.17	First Amendment dated as of December 13, 2002, to the Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Credit Suisse First Boston Corporation, as Syndication Agent, Deutsche Bank Securities Inc. (formerly known as Deutsche Banc Alex. Brown Inc.) and Merrill Lynch Capital Corporation, as Co-Documentation Agents, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Bank Canada, as Canadian Administrative Agent.*
4.18	Guarantee and Collateral Agreement dated as of December 20, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent, which is incorporated herein by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.19	Third Supplemental Indenture, dated as of December 20, 2001, among Collins & Aikman Products Co., Collins & Aikman Corporation, the Subsidiary Guarantors listed on the signature page thereto, and First Union National Bank (as successor in interest to First Union National Bank of North Carolina), which is incorporated herein by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.

Exhibit
Number	Description

10.1	Stockholders Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners L.P., and Wasserstein/ C&A Holdings, L.L.C., incorporated by reference to Annex E to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.2	Employment Agreement dated as of July 18, 1990 between Wickes Companies, Inc. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Wickes Companies, Inc.’s Report on Form 10-K for the fiscal year ended January 26, 1991.
10.3	Employment Agreement dated as of July 22, 1992 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation’s Report on Form 10-K for the fiscal year ended January 30, 1993.
10.4	First Amendment to Employment Agreement dated as of February 24, 1994 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed April 19, 1994.
10.5	Second Amendment, dated as of October 3, 1996, to the Employment Agreement, dated as of July 22, 1992, as amended, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 26, 1996.
10.6	Third Amendment dated as of August 1, 1997, to the Employment Agreement dated as of July 22, 1992, as amended, between the Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.35 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 27, 1997.
10.7	Letter Agreement dated March 23, 1999 with an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.
10.8	Amended and Restated Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.
10.9	Employment Agreement dated as of January 20, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Form 10-K for the fiscal year ended December 26, 1998.
10.10	Employment Agreement dated as of April 22, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 27, 1999.
10.11	Employment Agreement, dated as of March 29, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 1, 2000.
10.12	Employment Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.13	Employment Agreement, dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.14	Employment Agreement, dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.

Exhibit
Number	Description

10.15	Letter agreement, dated as of May 12, 1999, with an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
10.16	Letter agreement, dated as of April 7, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.17	Letter agreement, dated as of July 13, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.18	Service contract between Collins & Aikman Products GmbH and an executive officer is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.19	Settlement Agreement dated as of April 27, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.20	Collins & Aikman Corporation 1998 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.
10.21	Collins & Aikman Products Co. 2000 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.22	Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.23 of Amendment No. 5 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.
10.23	Amendment to Collins & Aikman Corporation Supplemental Retirement Income Plan is hereby incorporated by reference to Exhibit 10.12 of the Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 26, 1998.
10.24	1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 29, 1995.
10.25	1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.26	2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.27	1994 Directors Stock Option Plan as amended and restated is hereby incorporated by reference to Exhibit 10.15 to Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
10.28	Excess Benefit Plan of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 28, 1995.
10.29	1994 Employee Stock Option Plan, as amended and restated through June 3, 1999 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
10.30	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.17 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.31	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.18 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.

Exhibit
Number	Description

10.32	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.19 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.33	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.20 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.34	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 28, 1998.
10.35	Change in Control Agreement, dated August 9, 1999, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.25 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.36	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.26 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.37	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.38	Change in Control Agreement, dated July 26, 1999, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.28 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.39	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.29 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.40	Change in Control Agreement, dated as of April, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.41	Change in Control Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.42	Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.43	Change in Control Agreement, dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10.44	Lease, executed as of the 1st day of June 1987, between Dura Corporation and Dura Acquisition Corp. is hereby incorporated by reference to Exhibit 10.24 of Amendment No. 5 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed July 6, 1994.
10.45	Master Equipment Lease Agreement dated as of September 30, 1994, between NationsBanc Leasing Corporation of North Carolina and Collins & Aikman Products Co. is hereby incorporated by reference to Exhibit 10.27 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 29, 1994.
10.46	Equity Purchase Agreement by and among JPSGP, Inc., Foamex-JPS Automotive L.P. and Collins & Aikman Products Co. dated August 28, 1996 is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 27, 1996.

Exhibit
Number	Description

10.47	Amendment No. 1 to Equity Purchase Agreement by and among JPSGP, Inc., Foamex-JPS Automotive L.P., Foamex International Inc. and Collins & Aikman Products Co. dated as of December 11, 1996 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.48	Equity Purchase Agreement by and among Seiren U.S.A. Corporation, Seiren Automotive Textile Corporation, Seiren Co., Ltd. and Collins & Aikman Products Co. dated December 11, 1996, is hereby incorporated by reference to Exhibit 2.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.49	Acquisition Agreement between Perstorp A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.50	Agreement among Perstorp A.B., Perstorp GmbH, Perstorp Biotec A.B. and Collins & Aikman Products Co. dated December 11, 1996 is hereby incorporated by reference to Exhibit 2.5 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.51	Settlement and Amendment Agreement dated as of December 16, 1997 by and among Collins & Aikman Products Co., Perstorp A.B., Perstorp GmbH, Collins & Aikman Holding A.B., Collins & Aikman Automotive Systems GmbH, Collins & Aikman Automotive Systems N.V., Collins & Aikman Automotive Systems A.B. and Perstorp Components GmbH and related Letter Amendment Agreement is hereby incorporated by reference to Exhibit 10.38 of Collins & Aikman Corporation’s Report or Form 10-Q for the fiscal quarter ended September 26, 1998.
10.52	Acquisition Agreement dated as of December 9, 1996 among Collins & Aikman Products Co., Collins & Aikman Floor Coverings Group, Inc., Collins & Aikman Floor Coverings, Inc., CAF Holdings, Inc. and CAF Acquisition Corp. is hereby incorporated by reference to Exhibit 2.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 10, 1996.
10.53	Mastercraft Group Acquisition Agreement dated as of April 25, 1997 among Collins & Aikman Products Co., Joan Fabrics Corporation and MC Group Acquisition Company L.L.C., is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.54	Asset Purchase Agreement dated as of June 30, 1997 by and between JPS Automotive L.P. and Safety Components International, Inc. is hereby incorporated by reference to Exhibit 2.1 of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Current Report on Form 8-K dated July 24, 1997.
10.55	Closing Agreement dated July 24, 1997 between JPS Automotive L.P., Safety Components International, Inc. and Safety Components Fabric Technologies, Inc. is hereby incorporated by reference to Exhibit 2.2 of JPS Automotive L.P.’s and JPS Automotive Products Corp.’s Current Report on Form 8-K dated July 24, 1997.
10.56	Amended and Restated Acquisition Agreement dated as of November 4, 1997 and amended and restated as of March 9, 1998, among Collins & Aikman Products Co., Imperial Wallcoverings Inc. and BDPI Holdings Corporation is hereby incorporated by reference to Exhibit 2.4 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 27, 1997.
10.57	Share Purchase Agreement, dated as of January 12, 2001, between Collins & Aikman Corporation and Heartland Industrial Partners, L.P., is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 8-K dated January 12, 2001., incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.

Exhibit
Number	Description

10.58	Registration Rights Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners, L.P. and Wasserstein/ C&A Holdings, L.L.C., incorporated by reference to Annex D to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.59	Services Agreement, dated as of February 23, 2001, by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P is hereby incorporated by reference to Exhibit 10.59 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.60	Profit Participation Interest Agreement, dated as of February 23, 2001, by and among Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto and each of Collins & Aikman Corporation, Blackstone Capital Company II, L.L.C. and Wasserstein/ C&A Holdings, L.L.C., incorporated by reference to Annex B to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001.
10.61	Employment Agreement dated October 1, 1999 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.30 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.62	Severance Benefit Agreement dated July 26, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.31 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.63	Severance Benefit Agreement dated August 9, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.32 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.64	Letter Agreement dated December 17, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.33 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.65	Employment Agreement dated December 1, 2000 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.75 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.66	Separation Agreement dated as of March 12, 2001 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.67	Employment Agreement dated as of March 29, 2000 between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended April 1, 2000.
10.68	Change in Control Agreement dated as of April 2000, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.69	Employment Agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.70	Change in Control Agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.71	Service Contract between Collins & Aikman Products GmbH and an executive officer, which is incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.72	Employment Agreement dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Exhibit
Number	Description

10.73	Change in Control Agreement dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.74	Employment Agreement dated as of August 1, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.8 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.75	Change in Control Agreement dated as of August 1, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.9 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.76	Settlement Agreement dated as of April 27, 2000, between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.10 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.77	Letter Agreement dated as of July 13, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.11 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.78	Letter Agreement dated as of April 7, 2000, between Collins & Aikman Corporation and an executive officer, which is incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
10.79	Collins & Aikman Products Co. 2000 Executive Incentive Compensation Plan is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.80	Agreement of Sale and Purchase, dated as of June 22, 2001, by and among Collins & Aikman Products Co. and New King, L.L.C is hereby incorporated by reference to Exhibit 10.81 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.81	Lease Agreement, dated as of June 29, 2001, between New King, L.L.C., as landlord, and Collins & Aikman Products Co., as tenant is hereby incorporated by reference to Exhibit 10.82 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.82	Agreement of Sale and Purchase, dated as of June 22, 2001, by and among Collins & Aikman Products Co. and Anchor Court, L.L.C is hereby incorporated by reference to Exhibit 10.83 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.83	Lease Agreement, dated as of June 29, 2001, between Anchor Court, L.L.C., as landlord and Collins & Aikman Products Co., as tenant is hereby incorporated by reference to Exhibit 10.84 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.84	Stockholders Agreement dated July 3, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other Heartland Entities named therein, the Becker Stockholders party thereto and the Joan Stockholders party thereto is hereby incorporated by reference to Exhibit 10.85 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.85	Registration Rights Agreement, dated July 3, 2001, by and among Collins & Aikman Corporation, Charles E. Becker, Michael E. McInerney and Jens Höhnel and, together with the Joan Investors (as defined therein) is hereby incorporated by reference to Exhibit 10.86 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.86	First Amendment to Services Agreement, dated as of August 7, 2001, among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P is hereby incorporated by reference to Exhibit 10.87 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.

Exhibit
Number	Description

10.87	Equipment Lease, dated as of December 18, 2001, among Textron Automotive Exteriors Inc. and Textron Automotive Interiors Inc., collectively as lessee, and IAC TAX V, LLC, as lessor is hereby incorporated by reference to Exhibit 10.88 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.88	Registration Rights Agreement, dated December 20, 2001, by and among Collins & Aikman Products Co., Collins & Aikman Corporation, and each of the subsidiaries listed on the signature pages thereof, and J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other several initial purchasers parties to the Purchase Agreement is hereby incorporated by reference to Exhibit 10.89 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.89	Registration Rights Agreement dated as of December 20, 2001 by and among Becker Ventures, LLC, Dresdner Kleinwort Capital Partners 2001 LP, Masco Capital Corporation, ML IBK Positions, Inc. and Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.90 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.90	Registration Rights Agreement, dated December 20, 2001, by and between Collins & Aikman Corporation, Textron Inc., and Textron Holdco Inc is hereby incorporated by reference to Exhibit 10.91 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.91	Preferred Stock Registration and Other Rights Agreement, dated as of December 20, 2001, by and among Collins & Aikman Products Co. and Textron Inc is hereby incorporated by reference to Exhibit 10.92 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.92	Intellimold Technology License and Support Agreement, dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.93 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.93	Technology License Agreement (Retained IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.94 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.94	Technology License Agreement (Licensed-Back IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.95 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001.
10.95	Severance Agreement between Collins & Aikman Automotive Holding GmbH and an executive officer of the Company dated as of March 6, 2002 is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.96	Separation Agreement and General Release between Products and an executive officer of the Company dated as of March 5, 2002 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.97	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001 is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.98	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001 is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.99	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.

Exhibit
Number	Description

10.100	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.101	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002.
10.102	Separation and Consultancy Agreement dated July 31, 2002 is hereby incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current report on Form 8-K filed August 2, 2002.
10.103	Severance Benefit Agreement between Collins and Aikman Corporation and an officer of the Company dated April 5, 2002 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002.
10.104	Employment and Consulting Agreement between Collins and Aikman Corporation and an Employee dated July 2002 is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002.
10.105	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated September 2002 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002.
10.106	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated October 2002 is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002.
11	Computation of Earnings Per Share.*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23.1	Consent of PricewaterhouseCoopers LLP.*
24.1	Powers of Attorney.*
99	Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).*

*	Indicates document filed herewith.