Form 10-Q
period 2003-03-31
COLLINS & AIKMAN CORP
filed 2003-05-15
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

     As of March 31, 2003, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended

	March 31,	March 31,
	2003	2002

		(Footnote 2)

	(Unaudited)
	(in millions, except for
	per share data)
Net sales	$1,035.1	$914.8
Cost of goods sold	928.1	783.7

Gross profit	107.0	131.1
Selling, general and administrative expenses	71.5	67.6
Restructuring charge	—	9.1
Impairment of long-lived assets	18.1	—

Operating income	17.4	54.4
Interest expense, net	36.5	37.3
Loss on sale of receivables	0.9	1.1
Subsidiary preferred stock dividends	6.5	9.3
Subsidiary preferred stock accretion	2.1	1.9
Other expense (income), net	(1.0)	4.6

Income (loss) from continuing operations before income taxes	(27.6)	0.2
Income tax expense	1.1	6.9

Loss from continuing operations before cumulative effect of a change in accounting principle	(28.7)	(6.7)
Cumulative effect of change in accounting principle, net of income taxes of $0	—	(11.7)

Net loss	$(28.7)	$(18.4)

Net loss per basic and diluted common share:
Continuing operations	$(0.34)	$(0.10)
Cumulative effect of a change in accounting principle	—	(0.17)

Net loss	$(0.34)	$(0.27)

Average common shares outstanding:
Basic and diluted	83.6	67.2

The accompanying notes are an integral part of the consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
	(in millions,
	except per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$32.3	$81.3
Accounts and other receivables, net	408.4	373.0
Inventories	174.8	171.6
Other	192.5	177.4

Total current assets	808.0	803.3
Property, plant and equipment, net	749.3	737.8
Deferred tax assets	167.6	165.0
Goodwill	1,295.1	1,265.5
Intangible assets, net	70.0	85.3
Other assets	105.9	100.2

	$3,195.9	$3,157.1

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$4.0	$10.5
Current maturities of long-term debt	24.3	23.5
Accounts payable	628.2	580.5
Accrued expenses	341.4	314.9

Total current liabilities	997.9	929.4
Long-term debt and capital lease obligations	1,248.3	1,255.2
Other, including pensions and post-retirement benefit obligation	428.1	438.4
Commitments and contingencies
Minority interest in consolidated subsidiary	8.0	12.7
Mandatorily redeemable preferred stock of subsidiary	132.5	123.9
Common stock ($.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at March 31, 2003 and December 31, 2002)	0.8	0.8
Other paid-in capital	1,282.3	1,282.3
Accumulated deficit	(801.3)	(772.6)
Accumulated other comprehensive loss	(100.7)	(113.0)

Total common stockholders’ equity	$381.1	$397.5

	$3,195.9	$3,157.1

The accompanying notes are an integral part of the consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Quarter Ended
	March 31,

	2003	2002

	(Unaudited)
	(in millions)
OPERATING ACTIVITIES
Net loss	$(28.7)	$(18.4)
Adjustments to derive cash flow operating activities:
Cumulative effect of change in accounting principle	—	11.7
Impairment of fixed assets	7.7	—
Impairment of long lived assets	10.4	—
Deferred income tax (benefit) expense	(2.6)	3.7
Subsidiary preferred stock requirements	8.6	11.2
Depreciation	26.6	26.7
Amortization of other assets	6.8	3.8
Decrease in accounts and other receivables	(17.3)	(1.4)
Reduction of participating interests in accounts receivable, net of redemptions	(5.0)	(79.9)
Increase in inventories	(0.8)	(11.2)
Increase in accounts payable	36.6	63.0
Increase in interest payable	26.3	41.3
Changes in other assets	(42.3)	16.5
Changes in other liabilities	3.0	7.2

Net cash provided by operating activities	29.3	74.2

INVESTING ACTIVITIES
Additions to property, plant and equipment	(35.4)	(27.4)
Sales of property, plant and equipment	3.1	—
Payments for acquisitions and related costs	(33.0)	(22.6)

Net cash used in investing activities	(65.3)	(50.0)

FINANCING ACTIVITIES
Issuance of long-term debt	0.3	1.3
Repayment of long-term debt	(6.5)	(4.6)
Decrease of short-term borrowings	(6.8)	(2.7)

Net cash used in financing activities	(13.0)	(6.0)

Increase (decrease) in cash and cash equivalents	(49.0)	18.2
Cash and cash equivalents at beginning of period	81.3	73.9

Cash and cash equivalents at end of period	$32.3	$92.1

Supplementary information:
Taxes paid	$3.6	$4.3
Interest paid	$5.9	$6.1

The accompanying notes are an integral part of the consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Organization

      Collins & Aikman Corporation (the “Company”) is a Delaware corporation, headquartered in Troy, Michigan. The Company conducts all of its operating activities through its wholly owned Collins & Aikman Products Co. (“Products”) subsidiary. The Company is a global leader in design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company changed the composition of its reportable segments beginning January 1, 2003 and restated prior period segment data to be comparable. The Company operates through four segments: Trim and Cockpit Systems, Flooring and Acoustics Systems, Automotive Fabrics and Specialty Systems.

2.     Basis of Presentation

     a.     Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, including adjustments of a normal and recurring nature necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the 2003 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

           b.     Reverse Stock Split

      On May 28, 2002, the Company effected a one-for-2.5 reverse stock split of common stock. All shares and per share data have been adjusted retroactively for all periods presented to reflect the stock split.

     c.     Employee Stock Options

      Employee Stock Options: Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure amended SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and amended the required disclosures. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. The following

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

tabular information is presented as if the Company had adopted SFAS No. 123 and restated its results: (in millions, except per share amounts).

	Quarter Ended

	March 31,	March 31,
	2003	2002

Net (loss):
As reported	$(28.7)	$(18.4)
Total employee stock based compensation expense determined under fair value based method for all awards, net of tax	(1.5)	(0.9)

Pro forma, net (loss)	$(30.2)	$(19.3)

Basic and diluted loss per share(a):
As reported	$(0.34)	$(0.27)
Pro forma	$(0.36)	$(0.29)

(a)	Adjusted to reflect the impact of the reverse stock split.

      During the first quarter 2003 the Company repriced 3,559,256 options with an exercise price of $10.00 to an exercise price of $8.00. In accordance with SFAS No. 123 the repriced options were revalued to determine additional compensation cost that resulted from the difference in the fair value of the options prior to repricing and subsequent to repricing. As a result of the repricing the options increased in value by $611,000. The additional value will be allocated to compensation expense over the remaining vesting period on a net of tax basis. These options have a weighted average expected life of approximately 6 years. The assumptions used in valuing the repriced options are as follows: expected volatility ranged from 77.5% to 118%; expected lives ranged from 1 year to 6 years; the risk free interest rate ranged from 1.20% to 3.72% in 2003; and a zero expected dividend rate.

      Additionally, as a result of repricing the Company’s stock options, the options are treated as variable-based awards in accordance with APB No. 25. Since these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $8.00 exercise price established by repricing.

     d.     Impact of Prior Period Adjustments

      During the Company’s review of its financial information in the third quarter 2002, an error in the mathematical computation of foreign currency exchange gains was discovered. The first quarter 2002 financial

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

statements reflect the correction of the error as a prior period adjustment. The impact of the adjustment on the previously reported prior period financial statements follows:

	Three Months Ended

	March 31,
	2002	March 31,
	(As Previously	2002
	Reported)	(Adjusted)

	(in millions, except
	per share data)
Net sales	$914.8	$914.8
Cost of goods sold	783.7	783.7

Gross profit	131.1	131.1
Selling, general and administrative expenses	67.6	67.6
Restructuring charges and impairment of long lived assets	9.1	9.1

Operating income	54.4	54.4
Other, net	55.9	54.2

Income (loss) from continuing operations before income taxes	(1.5)	0.2
Income tax expense	5.9	6.9

Income (loss) from continuing operations before extraordinary items	(7.4)	(6.7)
Income from discontinued operations, net of income taxes	—	—
Cumulative effect of change in accounting principle, net of income taxes(A)	(11.7)	(11.7)

Net income (loss)	$(19.1)	$(18.4)

Earnings per share data:
Net loss	$(19.1)	$(18.4)
Loss on redemption of subsidiary preferred stock	—	—

Net loss available to common shareholders	$(19.1)	$(18.4)

Net loss per basic and diluted common share	$(0.28)	$(0.27)

Average basic and diluted common shares outstanding:	67.2	67.2

	March 31,
	2002	March 31,
	(As Previously	2002
	Reported)	(Adjusted)

Accumulated deficit(A)	$(701.9)	$(701.2)

(A)	Includes effect of $11.7 million (having no tax impact) cumulative effect of change in accounting principle recorded in June 2002, and accounted for as if it occurred on January 1, 2002.

     e.     New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.” This interpretation provides guidance on the identification of

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

variable interest entities, some of which may require consolidation based on factors beyond a majority voting interest. A variable interest entity is defined in FIN 46 as an entity in which either the equity investors (if any) do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently unaware of any entities that exist that would qualify as a variable interest entity, but has not yet completed its analysis.

3.     Acquisitions and Goodwill

a. Acquisitions

      On January 2, 2003 the Company announced that it acquired Delphi Corp.’s plastic injection molding plant and related equipment in Logroño, Spain for $18 million. The 300,000 sq. ft. Logroño facility includes 24 injection molders and one Class-A paint line.

      On January 17, 2003, the Company acquired the remaining 50% interest in an Italian automotive joint venture from Textron Inc., a related party, for $15 million, which also terminated a $28 million put-option by Textron that was exercisable in December 2004. During the first quarter the Company incurred fixed asset impairments of $7.7 million relating to the 50% interest owned previously.

     b.     Goodwill

      During the second quarter of 2002, the Company completed the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its initial impairment test in the second quarter 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.17 per average basic and diluted share relating to the UK Plastics business in the Trim and Cockpit Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, was accounted for as if it occurred on January 1, 2002. In addition, as required under SFAS No. 142 the Company subsequently completed an annual impairment test of goodwill and recorded no additional impairment. The Company completed this test again as of November 1, which indicated that the fair value of the reporting units exceeded the carrying values. Fair value was determined based upon the discounted cash flows of the reporting units while the market comparable approach consisted of an earnings multiple of forecasted EBITDA (operating income less — interest, taxes, depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control.

      The Company completed the preparation of its first quarter 2003 financial statements. The results of which were below forecasts utilized in testing for goodwill impairment for the year ended December 31, 2002. During the second quarter 2003, the conditions in the markets in which the Company operates continued to deteriorate and customer production schedules continued to decline. As a result of these factors, the Company is currently revising its operating and financial plans for 2003 downward from its previous forecast. As a result of these events, the Company plans to conduct an impairment test (outside of the annual testing date of November 1st) during the second quarter 2003. If the results of the first step of the goodwill impairment test indicate a deficiency in the enterprise fair value compared to book value, the second step of the goodwill impairment test will be completed as required by SFAS No. 142, to determine the amount of goodwill impaired, if any. As noted in the Company’s 2002 Annual Report on Form 10-K, the enterprise fair value of the plastics reporting unit can be significantly impacted by an adverse change in assumptions. The carrying amount of the goodwill allocated to the Company’s Trim and Cockpits System segment is approximately

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

$1 billion. While the Company has not begun its first or second step of testing, an impairment loss could result during the second quarter 2003 as a result of those analyses. It is not reasonably possible to estimate the amount, however, such loss could be material.

      The changes in the carrying amounts of goodwill for the quarter ended March 31, 2003 were primarily a result of the additional acquisition of the remaining 50% interest of an Italian joint venture and the effect of foreign currency translation.

     c.     Intangible Assets

      The components of the Company’s acquired and other amortizable intangible assets as of March 31, 2003 and 2002 were as follows (in millions):

	March 31, 2003			December 31, 2002

		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer contracts	$51.0	$8.0	$43.0	$51.0	$6.3	$44.7
Patents and other	32.5	5.5	27.0	31.5	3.5	28.0
Non-compete agreement	—	—	—	18.0	5.4	12.6

	$83.5	$13.5	$70.0	$100.5	$15.2	$85.3

      Amortization expense for intangible assets for the periods ending March 31, 2004, 2005, 2006, 2007, and thereafter will be $8.7, $11.8, $11.9, $11.1, and $26.5, respectively.

4.     Inventories

      Inventory balances are summarized below (in millions):

	March 31,	December 31,
	2003	2002

Raw materials	$89.5	$90.3
Work in process	36.6	33.7
Finished goods	48.7	47.6

	$174.8	$171.6

5.     Customer Engineering and Tooling

      The Company had assets of approximately $9.1 million and $8.4 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs at March 31, 2003 and December 31, 2002, respectively. The Company also capitalized $92.3 million and $77.1 million in costs for molds, dies and other tools, at March 31, 2003 and December 31, 2002, respectively, that are reimbursable by customers. In addition, the Company had $9.7 million and $11.0 million at March 31, 2003 and December 31, 2002, respectively, for molds, dies and other tools that the Company owns.

6.     Short-Term Borrowings

      The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements of certain of its foreign affiliates. As of March 31, 2003, the Company had unsecured lines of credit from financial institutions of $31.4 million, of which $4.0 million was outstanding with $27.4 million available.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

7.	Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations are summarized below (in millions):

	March 31,	December 31,
	2003	2002

Senior Secured Credit Facilities:
Tranche A Term Loan Facility	$78.9	$83.8
Tranche B Term Loan Facility	293.1	293.8
Revolving Credit Facility	—	—
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006.	400.0	400.0
10 3/4% Senior Notes, due 2011.	500.0	500.0
Other (including capital lease obligations)	0.6	1.1

Total debt	1,272.6	1,278.7
Less current maturities (including current portion of capital lease obligations)	(24.3)	(23.5)

Total Long-term debt and capital lease obligations	$1,248.3	$1,255.2

     Senior Secured Credit Facilities

      The Senior Secured Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. These covenants limited the Company’s ability to utilize availability under any of its liquidity facilities, including the Senior Secured Credit Facilities. As a result of the restrictions, at March 31, 2003, the Company had $100 million in aggregate of unutilized availability. The covenants of the Senior Secured Credit Facilities also limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of subsidiary preferred stock, the prepayment of debt other than loans under the senior facilities, liens and certain lease transactions.

      In May 2003, the Company signed a second amendment to the Credit Agreement. The principal changes were to increase the maximum permitted leverage ratio for periods following the first quarter of 2003 and to decrease the minimum permitted interest coverage ratio for periods following the first quarter of 2003. In connection with the amendment, the Company agreed that its applicable margin for interest rate purposes could be increased by up to 0.50% at times when the Company’s previously reported leverage ratio exceeded 3.50 times. The Company paid customary fees to lenders in connection with the amendment.

8.	Receivables Facility

      As of March 31, 2003 and December 31, 2002, Carcorp’s total receivables pool was $251.6 million and $253.3 million, respectively. When the Company sells receivables to Carcorp, it retains a subordinated interest in the receivables sold. As of March 31, 2003, the utilization of the Receivables Facility was $61.0 million and an additional $71.0 million of available but unutilized funding, subject to limitations imposed under the Senior Secured Credit Facilities (Note 7). At December 31, 2002, utilization of the Receivables Facility was $66.0 million and an additional $93.2 million of funding was available but unutilized.

      As of March 31, 2003, the loss on the sale of the receivables totaled $0.9 million, compared to $1.1 million for the three months ended March 31, 2002. The Company is required to pay a fee of 0.50% on the unused portion of the facility. A discount on the sold receivables is approximately equal to the interest rate

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

paid by the conduits to the holders of the commercial paper plus a usage fee of 1.50%. The discount rate at March 31, 2003 was 1.33%.

9.     Restructuring and Impairment

      Activity related to the restructuring reserve is as follows (in millions):

Additions
		Resulting	Charged to	Charged
	Beginning	from	Cost and	(credited) to		End of
Description	of Year	Acquisitions	Expenses	Other Accounts	Deductions(a)	Quarter

Restructuring Reserves in the balance sheet for:
1st Quarter 2003	$28.2	$—	$—	$—	$(6.7)	$21.5

(a)	Deductions, representing cash utilized.

      Of the $21.5 million remaining reserve, $6.4 million relates to long-term leases expiring through 2004 and $15.1 million related to severance costs of which $13.5 million will be paid in 2003.

      During the first quarter 2003 the Company recognized a $7.7 million write-down of fixed assets related to the initial 50% interest acquired in an Italian joint venture and $10.4 million impairment of the Becker non-compete agreement (see footnotes 3 and 10 for additional information).

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

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company implemented SFAS No. 146 on January 1, 2003.

10.     Related Party Transactions

      On March 27, 2003, the Company entered into a termination agreement and release to buyout the non-compete agreement between the Company and Charles E. Becker, a member of the Company’s Board of Directors. The Company paid $11.3 million in April 2003 as part of the termination agreement and release. The non-compete agreement was entered into as part of the Becker acquisition. As a result of this transaction, the Company incurred a loss of $10.4 million, which is primarily due to the write-off of intangible assets initially recorded in conjunction with the Becker acquisition.

      In January 2003, the Company purchased equipment from Joan Fabrics for $4.7 million to support an anticipated increase in the production of furniture fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

      The Company has lease agreements with both Becker Ventures, an entity controlled by one of the Company’s current directors and shareholders and Textron Inc. For the quarters ended March 31, 2003 and 2002, the Company recorded a total cost of $4.9 million and $4.2 million, respectively, for rental expenses with related parties.

      As part of a 10 year Services Agreement entered into in 2001 between the Company, Products and Heartland, the Company will pay Heartland an annual advisory fee of $4.0 million. For the three months ended March 31, 2003, the Company paid Heartland $1.0 million.

11.     Income Taxes

      The Company recognized an income tax expense of $1.1 million for first quarter 2003 compared to an income tax expense of $6.9 million in the first quarter of 2002. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and certain taxes that do not fluctuate directly with income.

12.     Information About the Company’s Operations

      The Company has four reportable segments that are based upon the Company’s automotive products. They include: Trim and Cockpit Systems (TCS); Flooring and Acoustics Systems (FAS); Automotive Fabric (Fabrics); and Specialty Systems (Specialty). The Trim and Cockpit Systems segment includes interior trim components such as door panels; instrument panels; consoles; package trays; and cargo management systems, exterior trim components such as bumper fascias and cladding, and fully assembled cockpit systems and components thereof. The Flooring & Acoustics Systems segment includes molded non-woven and tufted carpet; alternative molded flooring; accessory mats and acoustics systems consisting of absorbing materials, damping materials, engine compartment noise vibration and harshness systems and interior insulators. The Automotive Fabric segment includes seat body cloth, insert fabric, and headliner fabric. The Specialty Systems segment includes convertible roof systems, hard top retractable roof systems, tonneau covers, and actuation systems and the Company’s flooring and acoustics operations in Mexico. The Company changed the composition of its reportable segments beginning January 1, 2003 and restated prior period segment data to be comparable.

      The segments consist of dedicated facilities and division offices focused on the manufacturing, assembly, and sequencing of the aforementioned products and systems. The other categories consist of cost not allocated to operating segments including selling, product development and administrative costs. The Company evaluates performance based on operating profit or loss.

      Information about the Company’s divisions are presented below (in millions):

	Quarter Ended March 31, 2003

	Trim and	Flooring and
	Cockpit	Acoustics	Automotive	Specialty
	Systems	Systems	Fabric	Systems	Other(a)	Total

External revenues	$676.3	$220.4	$88.6	$49.8	$—	$1,035.1
Inter-segment revenues	6.1	3.9	0.1	—	(10.1)	—
Preferred stock requirement	—	—	—	—	8.6	8.6
Depreciation and amortization	20.3	6.6	2.9	1.9	1.7	33.4
Goodwill	1,020.4	62.6	207.5	4.6	—	1,295.1
Operating income (loss)	7.4	34.6	5.7	8.6	(38.9)	17.4
Total assets	2,030.8	282.9	342.4	75.9	463.9	3,195.9
Capital expenditures	12.1	6.0	15.6	0.1	1.6	35.4

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

	Quarter Ended March 31, 2002

	Trim and	Flooring and
	Cockpit	Acoustics	Automotive	Specialty
	Systems	Systems	Fabric	Systems	Other(a)	Total

External revenues	$538.4	$226.6	$102.0	$47.8	$—	$914.8
Inter-segment revenues	34.3	2.9			(37.2)	—
Preferred stock requirement	—	—	—	—	11.2	11.2
Depreciation and amortization	16.7	8.0	2.6	2.0	1.2	30.5
Goodwill	992.9	62.0	190.3	4.6	—	1,249.8
Operating income (loss)	46.3	30.3	13.4	8.1	(43.7)	54.4
Total assets	1,778.2	358.5	285.5	77.3	593.6	3,093.1
Capital expenditures	16.0	6.6	2.6	0.2	2.0	27.4

(a)	Other includes the Company’s non-operating units and the effect of eliminating entries. During 2003 and 2002, certain corporate costs incurred at the divisional units were included in the Other segment. Operating income (loss) for the three months ended March 31, 2003 includes: $20.8 million, $4.3 million, $3.1 million and $0.2 million of corporate costs allocated back to TCS, FAS, Fabrics and Specialty, respectively. Operating income (loss) for the three months ended March 31, 2002 includes: $14.5 million, $3.7 million, $0.3 million and $0.7 million of corporate costs allocated back to TCS, FAS, Fabrics and Specialty, respectively.

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

	Quarter Ended

	March 31,	March 31,
	2003	2002

DaimlerChrysler AG	30.1%	34.0%
General Motors Corporation	21.7%	22.5%
Ford Motor Company	24.9%	19.7%

13.     Commitments and Contingencies

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

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place by 2004. The Company is a defendant in two lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of March 31, 2003, the Company has accrued $15.7 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place by 2004. As of March 31, 2003, the Company has accrued $9.6 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. A proposed consent decree resolving the claim for past oversight costs has been lodged with the United States District Court for the District of Rhode Island. As of March 31, 2003, the Company has accrued $14.1 million for Stamina Mills.

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

      The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of March 31, 2003 and December 31, 2002, total reserves for these environmental costs are approximately $63.3 million and $64.5 million, respectively.

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

     Other Claims

      As of March 31, 2003, the Company is party to approximately 755 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company, which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $665,000 or an average of less than $8,400 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date, and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

     Litigation

      As previously disclosed, a purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland Industrial Partners, L.P. and ten senior officers and/or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Two similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which is identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on the Company’s financial condition, results of operations or cash flow.

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

     Other Commitments

      As of March 31, 2003, the Company’s continuing operations had approximately $25.8 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In conjunction with divestitures and other transactions, the Company has provided indemnifications relating to legal and environmental issues, including products. The Company does not believe that any pending or threatened litigation or claims related to any such retained liabilities of discontinued operations are likely to result in any material loss.

14.	Other Comprehensive Loss

      Total comprehensive loss for the quarter ended March 31, 2003 and March 31, 2002 are as follows (in millions):

	Quarter Ended

	March 31,	March 31,
	2003	2002

Other comprehensive loss:
Net loss	$(28.7)	$(18.4)
Other comprehensive income (loss)
Foreign currency translations adjustments	12.3	(5.8)

	$(16.4)	$(24.2)

15.	Consolidating Financial Statements

      Products issued Senior Notes in a total principal amount of $500.0 million in December 2001. The Senior Notes are guaranteed by the Company and all of the Company’s wholly owned domestic subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries).

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended March 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$79.0	$625.6	$341.6	$(11.1)	$1,035.1
Cost of goods sold	—	55.5	556.4	327.3	(11.1)	928.1
Selling, general and administrative expenses	—	50.6	11.4	9.5	—	71.5
Impairment of long-lived assets	—	—	10.4	7.7	—	18.1

Operating income (loss)	—	(27.1)	47.4	(2.9)	—	17.4
Interest expense, net	—	35.2	(0.1)	1.4	—	36.5
Intercompany interest	—	(5.4)	(5.0)	10.4	—	—
Loss on sale of receivables	—	—	—	0.9	—	0.9
Subsidiary preferred stock dividends	—	6.5	—	—	—	6.5
Subsidiary preferred stock accretion	—	2.1	—	—		2.1
Other expense, net	—	0.8	6.2	(8.5)	0.5	(1.0)

Income (loss) from continuing operations before income taxes	—	(66.3)	46.3	(7.1)	(0.5)	(27.6)
Income tax expense (benefit)	—	(21.3)	21.0	1.4	—	1.1

Income (loss) from continuing operations	—	(45.0)	25.3	(8.5)	(0.5)	(28.7)
Equity in net income (loss) of subsidiaries	(28.7)	16.3	(14.6)	—	27.0	—

Net income (loss)	$(28.7)	$(28.7)	$10.7	$(8.5)	$26.5	$(28.7)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended March 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$88.5	$489.7	$348.9	$(12.3)	$914.8
Cost of goods sold	—	66.4	409.8	319.8	(12.3)	783.7
Selling, general and administrative expenses	—	45.1	7.6	14.9	—	67.6
Restructuring charge	—	5.6	0.7	2.8	—	9.1

Operating income (loss)	—	(28.6)	71.6	11.4	—	54.4
Interest expense, net	—	34.5	0.1	2.7	—	37.3
Intercompany interest	(1.5)	(3.0)	(3.3)	7.8	—	—
Loss on sale of receivables	—	0.2	—	0.9	—	1.1
Subsidiary preferred stock dividends	—	9.3	—	—	—	9.3
Subsidiary preferred stock accretion	—	1.9	—	—	—	1.9
Other expense, net	—	5.0	6.0	(8.8)	2.4	4.6

Income (loss) from continuing operations before income taxes	1.5	(76.5)	68.8	8.8	(2.4)	0.2
Income tax expense (benefit)	—	(22.3)	26.0	3.2	—	6.9

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	1.5	(54.2)	42.8	5.6	(2.4)	(6.7)
Cumulative effect of change in accounting principle	—	—	—	(11.7)	—	(11.7)
Equity in net income (loss) of subsidiaries	(19.9)	34.3	(18.8)	—	4.4	—

Net income (loss)	$(18.4)	$(19.9)	$24.0	$(6.1)	$2.0	$(18.4)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING BALANCE SHEET

	March 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(11.9)	$14.2	$30.0	$—	$32.3
Accounts and other receivables, net	—	2.8	43.2	359.8	2.6	408.4
Inventories	—	12.8	106.7	55.3	—	174.8
Other	—	49.9	79.0	63.6	—	192.5

Total current assets	—	53.6	243.1	508.7	2.6	808.0
Investment in subsidiaries	381.1	1,621.5	47.4	—	(2,050.0)	—
Property, plant and equipment, net	—	51.0	327.7	370.6	—	749.3
Goodwill	—	—	909.4	385.7	—	1,295.1
Other assets	—	278.4	6.4	58.7		343.5

	$381.1	$2,004.5	$1,534.0	$1,323.7	$(2,047.4)	$3,195.9

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$4.0	$—	$4.0
Current maturities of long-term debt	—	23.9	0.1	0.3	—	24.3
Accounts payable	—	60.6	293.9	273.7	—	628.2
Accrued expenses	—	214.5	29.3	97.6	—	341.4

Total current liabilities	—	299.0	323.3	375.6	—	997.9
Long-term debt and capital lease obligations	—	1,248.0	0.1	0.2	—	1,248.3
Intercompany (receivable) payable	—	(257.7)	(303.2)	560.9	—	—
Other, including pensions and post-retirement benefit obligation	—	201.6	129.2	105.3	—	436.1
Mandatorily redeemable preferred stock of subsidiary	—	132.5	—	—	—	132.5

Total common stockholders’ equity	381.1	381.1	1,384.6	281.7	(2,047.4)	381.1

	$381.1	$2,004.5	$1,534.0	$1,323.7	$(2,047.4)	$3,195.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING BALANCE SHEET

	For the Year Ended December 31, 2002

						Consolidated
	Parent	Issuer	Guarantors	Non-Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$0.3	$80.8	$—	$81.3
Accounts and other receivables, net	—	5.0	40.7	324.4	2.9	373.0
Inventories	—	13.0	106.7	51.9	—	171.6
Other	—	51.4	75.5	50.5	—	177.4

Total current assets	—	69.6	223.2	507.6	2.9	803.3
Investment in subsidiaries	397.5	1,794.5	(54.8)	—	(2,137.2)	—
Property, plant and equipment, net	—	51.2	316.9	370.4	(0.7)	737.8
Goodwill	—	—	1,144.8	120.7	—	1,265.5
Other assets	—	212.3	85.8	52.4	—	350.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	—	—	—	10.5	—	10.5
Current maturities of long-term debt	—	22.7	0.1	0.7	—	23.5
Accounts payable	—	58.5	269.7	252.3	—	580.5
Accrued expenses	—	157.5	50.8	106.6	—	314.9

Total current liabilities	—	238.7	320.6	370.1	—	929.4
Long-term debt and capital lease obligations	—	1,255.0	0.1	0.1	—	1,255.2
Intercompany payable (receivable)	—	(92.1)	(359.9)	452.0	—	—
Other, including pensions and post-retirement benefit obligation	—	204.6	140.8	105.7	—	451.1
Mandatorily redeemable preferred stock of subsidiary	—	123.9	—	—	—	123.9

Total common stockholders’ equity	$397.5	$397.5	$1,614.3	$123.2	$(2,135.0)	$397.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Quarter Ended March 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(168.5)	$128.7	$69.1	$—	$29.3
INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(2.7)	(25.1)	(7.6)	—	(35.4)
Sales of property, plant and equipment	—	—	—	3.1	—	3.1
Payments for acquisitions and related costs	—	—	(33.0)	—	—	(33.0)

Net cash used in investing activities	—	(2.7)	(58.1)	(4.5)	—	(65.3)

FINANCING ACTIVITIES
Issuance of long-term debt	—	—	—	0.3	—	0.3
Repayment of long-term debt	—	(6.5)	—	—	—	(6.5)
Decrease in short-term borrowings	—	—	—	(6.8)	—	(6.8)
Intercompany transfers to (from) subsidiary	—	165.6	(56.7)	(108.9)	—	—

Net cash provided by (used in) financing activities	—	159.1	(56.7)	(115.4)	—	(13.0)

Increase (decrease) in cash and cash equivalents	—	(12.1)	13.9	(50.8)	—	(49.0)
Cash and cash equivalents at beginning of period	—	0.2	0.3	80.8	—	81.3

Cash and cash equivalents at end of period	$—	$(11.9)	$14.2	$30.0	$—	$32.3

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Quarter Ended March 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.1)	$92.6	$(385.6)	$367.3	$—	$74.2
INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(2.4)	(20.1)	(4.9)	—	(27.4)
Payments for acquisitions and related costs	—	(22.6)	—	—	—	(22.6)

Net cash used in investing activities	—	(25.0)	(20.1)	(4.9)	—	(50.0)

FINANCING ACTIVITIES
Issuance of long-term debt	—	1.3	—	—	—	1.3
Repayment of long-term debt	—	(4.6)	—	—	—	(4.6)
Decrease in short-term borrowings	—	(2.7)	—	—	—	(2.7)
Intercompany transfers to (from) subsidiary	—	(40.0)	391.8	(351.8)	—	—

Net cash provided by (used in) financing activities	—	(46.0)	391.8	(351.8)	—	(6.0)

Increase (decrease) in cash and cash equivalents	(0.1)	21.6	(13.9)	10.6	—	18.2
Cash and cash equivalents at beginning of period	0.2	(3.7)	12.7	64.7		73.9

Cash and cash equivalents at end of period	$0.1	$17.9	$(1.2)	$75.3	$—	$92.1

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      Net Sales: Net sales for the first quarter of 2003 increased 13.2% or $120.3 million to $1,035.1 million from the first quarter of 2002. The increase in net sales was primarily driven by approximately $142 million in new cockpit business awards such as the Chevrolet Trailblazer, Ford Aviator, and Porsche Cayenne, $60 million primarily from the acquisitions of the remainder of an Italian joint venture from Textron and a manufacturing operation in Logrono, Spain, and $33 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. These increases were offset by approximately $101 million of lost business and reduced build volumes, including $23 million of discontinued business with JCI, and $13 million of customer price give-backs net of commercial recoveries.

      Net sales for the Trim and Cockpit Systems segment increased $137.9 million to $676.3 million from the first quarter of 2002. The increase in net sales was primarily driven by approximately $114 million in new business awards, $51 million from acquisitions in Italy and Spain, $18 million in increased build volume and $25 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. These increases were offset by approximately $60 million of lost and discontinued business, including $23 million from the exiting of an agreement with JCI, and $7 million of customer price give-backs net of commercial recoveries.

      Net sales for the Flooring and Acoustics Systems segment decreased 2.7% to $220.4 million from the first quarter of 2002. The decrease is primarily due to approximately $28 million of reduced build volumes and lost business, including $5 million of discontinued business, and $4 million of customer price givebacks net of commercial recoveries. The decline was offset by approximately $14 million of new business awards and $8 million from exchange gains from strengthening Canadian and European currencies.

      Net sales for the Automotive Fabric segment decreased 13.1% to $88.6 million, compared to the first quarter of 2002. The decrease is due primarily to approximately $30 million of lost business and reduced build volume offset by $9 million of new business as well as a $9 million increase in sales from the acquisition of Southwest Laminates.

      Net sales for the Specialty Systems segment increased $2.0 million or 4.2%, to $49.8 million, from the first quarter of 2002. New business awards account for $6 million in sales increase offset by lower build volumes, lost business and $2 million of customer price givebacks.

      Gross Profit: For the first quarter of 2003, gross margin was 10.3%, down from 14.3% in the comparable 2002 period. This decrease was primarily due to a decline in the gross margin of the Trim and Cockpit Systems segment and Automotive Fabric segment. The decline in the gross margin of the Trim and Cockpit Systems segment was attributed to an increase in the mix of the cockpit modules that carry a lower overall margin due to high purchased component content, approximately $4 million of customer price reductions net of commercial recoveries and $8 million net impact of the amortization of purchase accounting adjustments related to unfavorable customer contracts in the first quarter 2002. Also decreased sales volume in Canada, partially as a result of customer product launches (Ford Freestar and Chrysler Pacifica), resulted in increased cost due to volume inefficiencies and start up costs. The gross margin of the Automotive Fabrics segment was adversely impacted by $4 million of customer price givebacks including a non-recurring rebate received in the first quarter of 2002.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the first quarter of 2003 increased $3.9 million to $71.5 million compared to $67.6 million in the 2002 period. As a percentage of sales selling, general and administrative expenses decreased from 7.4% in the first quarter 2002 to 6.9% in 2003. The increase in expense is primarily due to $2.8 million increase in payroll and benefits costs and $1.1 million from acquisitions.

      Restructuring Charge: During the first quarter 2002, the Company under took a restructuring program costing $9.1 million. The 2002 charge included $5.5 million of severance cost and $3.6 million of other exit costs.

      Impairment of Long-Lived Assets: During the first quarter 2003, the Company recognized a $7.7 million write-down of fixed assets related to the initial 50% interest acquired in an Italian joint venture and a $10.4 million impairment of the Becker non-compete agreement.

      Operating Income Highlights by Segment: Operating income at the Trim and Cockpit Systems segment declined $38.9 million. Included in 2003 operating income is the $18.1 million in asset impairments. Additionally, the Company has identified twelve manufacturing facilities that had a disproportionate negative impact on the overall Company performance. The facilities are specifically targeted for improvements in operating income for the balance of the year through a combination of operational, pricing, and financial management initiatives. Key issues in the first quarter of 2003 include excess manufacturing costs associated with recent or pending product launches, non-recovered costs from customer engineering changes and capacity related issues due to both production constraints as well as customer line rate reductions causing manufacturing overhead inefficiencies. The Company has assigned cross-functional teams to each of these manufacturing facilities to address these issues and improve operating performance. However, there can be no assurances that these efforts will be successful or the timing of such success. Ten of these facilities, located in the Trim and Cockpits Systems segment, accounted for substantially all of the reduction in operating income excluding the asset impairments.

      The Flooring and Acoustics Systems operating income increased $4.3 million primarily as a result of $8 million of material and labor efficiencies. This increase was partially offset by a decline in build volumes and approximately $4 million of customer price givebacks net of commercial recoveries.

      The decrease in operating income at the Automotive Fabric segment was primarily as a result of an approximately $4 million decrease in build volumes and $4 million of customer price givebacks including a non-recurring rebate received in the first quarter of 2002. These declines were offset by $3 million of improved spending, manufacturing efficiencies and savings related to restructuring.

      The Specialty Systems margins dropped slightly due primarily to approximately $4 million of customer price givebacks offset by $4 million of increased build volumes, improved spending and manufacturing performance and savings related to restructuring.

      Interest Expense, net: Net interest expense decreased $0.8 million to $36.5 million for the first quarter of 2003. The decrease in interest expense is primarily attributed to the pay down of Brazilian borrowings.

      Loss on Sale of Receivables: The Company has the ability to sell, through its Carcorp subsidiary, interests in a pool of accounts receivable. In connection with the receivable sales, a loss of $0.9 million was recognized during the first quarter of 2003, compared to a loss of $1.1 million for the first quarter of 2002. The decrease is primarily due to lower interest rates and one-time amendment fees in 2002.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, Products repurchased $133.3 million of liquidation preference Series A preferred stock that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The difference between the initial recorded value and the initial liquidation preference will be accreted over the life of the stock using the effective interest method. During the first quarter 2003, preferred stock accretion and dividend costs were $2.1 million and $6.5 million, respectively. The first quarter 2002 preferred stock accretion and dividend costs were $1.9 million and $9.3 million, respectively.

      Other Expense (Income), Net: In the first quarter of 2003, other expense (income), net primarily included $2.8 million of foreign currency transaction gains, offset by $0.7 million of losses related to derivatives used in the Company’s foreign currency hedging strategy, $0.6 million of losses from sale and leaseback transactions and minority interest share of losses of a consolidated subsidiary of $0.8 million.

      In the first quarter of 2002, other expense (income), net primarily included $3.4 million of losses related to investments in joint ventures, $1.9 million of foreign currency transaction losses and $0.2 million of losses from sale and leaseback transactions offset by $1.0 million of gains related to derivatives used in the

Company’s foreign currency hedging strategy and minority interest share of losses of a consolidated subsidiary of $0.8 million.

      Income Taxes: The Company recognized an income tax expense of $1.1 million for first quarter 2003 compared to an income tax expense of $6.9 million in the first quarter of 2002. Net cash taxes paid during the period were $3.6 million. The primary reasons for the Company’s effective tax rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and certain taxes that do not fluctuate directly with income.

      Cumulative Effect of Change in Accounting Principle: During 2002, the Company completed its implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142 goodwill and indefinite-lived assets are no longer amortized but are tested for impairment. In accordance with SFAS No. 142, the Company employed a discounted cash flow analysis in conducting its impairment test. As a result of the test, the Company recorded an impairment loss of $11.7 million relating to the UK Plastics business in the trim and cockpits systems segment.

      Net Loss: The combined effect of the foregoing resulted in net loss of $28.7 million in the first quarter of 2003, compared to a net loss of $18.4 million in the first quarter of 2002.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $32.3 million and $81.3 million at March 31, 2003 and December 31, 2002, respectively. The Company’s ability to utilize availability under its various credit arrangements and receivables facility was limited, in accordance with covenants established under the senior secured credit facility. As a result of the restrictions, at March 31, 2003, the Company had $100 million in aggregate of unutilized availability. Funding limitations are based on the Company’s financial performance and target levels established by the covenants. As of March 31, 2003, but prior to these funding limitations established by the covenants, the Company would have had $232.3 million of unutilized availability under its various facilities. The total availability was comprised of $71.0 million under the Company’s receivables facility, $133.9 million under the Company’s revolving credit facility, approximately $27.4 million under uncommitted bank facilities in Canada and other foreign locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $41.1 million as of March 31, 2003.

      In the second quarter the Company executed a second amendment to the senior secured credit agreement. The principal changes were modifications of certain covenants, including an increase in the maximum permitted leverage covenant and a decrease in the minimum permitted interest coverage ratio. The amendment is effective for periods following the first quarter 2003. Other modifications were made to the credit agreement and are detailed in Note 7 — Long Term Debt and Capital Lease Obligations as well as in the copy of the amendment, which is filed as an exhibit to this Form 10-Q.

      The Company’s principal sources of funds are cash generated from operating activities and borrowings under credit facilities. In addition, to facilitate the collection of funds from operating activities, the Company has sold receivables under its receivables facility and has also entered into an accelerated payment collection program with two of its larger customers. If those additional liquidity sources were to become unavailable, the Company would require additional capital, access to which is not assured. During 2002, the Company issued common stock, although such issuances are not likely to be a consistent source of financing in the near-term. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among its potential cash generation projects, the Company seeks to further improve working capital management (including factoring of receivables) and to continue to utilize lease financings.

     Operating Activities

      Net cash provided by the continuing operating activities of the Company was $29.3 million for the quarter ended March 31, 2003, compared to $74.2 million for the quarter ended March 31, 2002. The 2003 decrease is primarily the result higher working capital requirements and variations in earnings.

     Investing Activities

      Net cash used in investing activities of the Company was $65.3 million for the quarter ended March 31, 2003, compared to net cash used of $50.0 million for the quarter ended March 31, 2002. The increase in cash used in investing activities is primarily the result of the Company spending $8.0 million more in capital expenditures and $10.4 million more in the payment of acquisition costs for acquiring businesses. The increased use of cash was offset by receiving $3.1 million of proceeds from the sale of property, plant and equipment.

     Financing Activities

      Net cash used in financing activities for the quarter ended March 31, 2003 was $13.0 million compared to net cash used in financing activities for the quarter ended March 31, 2002 of $6.0 million. This decrease in cash provided from financing activities is the result of $7.0 million decrease in net borrowings.

Outlook

      To further enhance North American automotive revenues, OEMs and transplants are continuing to offer incentives in 2003 that should enable production schedules to remain consistent with 2002 levels. The European market is expected to remain relatively soft, and that market has the potential for continuing declines in production compared to the prior year’s levels. However, the Company remains cautiously optimistic that North American vehicle production will remain stable for 2003 despite the fact that inventory levels at the OEM’s appear to be at higher levels than in comparable periods.

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, costs associated with the Company’s previously divested businesses, capital expenditures, product launches and lease expense. The Company has initiated an intensive program to improve financial performance by addressing on an accelerated basis certain commercial and performance issues, including the volume reduction at the Company’s Oklahoma City plant resulting from the recent tornado damage to GM’s facility. There can be no assurance that this program will be successful in improving the Company’s financial performance or the timing of such success. Management believes cash flow from operations will provide adequate sources of liquidity for the Company and could, if necessary, be supplemented with additional proceeds from financing activities. However, the Company’s sources of liquidity may be inadequate if it is unable to successfully complete the above-described intensive financial improvement program in accordance with its expectations, economic conditions worsen, or the Company is unable to meet financial or operating covenants as a result of the foregoing. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company’s ability to incur additional debt, and the Company may be unable to secure equity or other financings. The Company also believes it could obtain favorable modifications related to existing debt instruments and related covenants.

      The Company completed the preparation of its first quarter 2003 financial statements. The results of which were below forecasts utilized in testing for goodwill impairment for the year ended December 31, 2002. During the second quarter 2003, the conditions in the markets in which the Company operates continued to deteriorate and customer production schedules continued to decline. As a result of these factors, the Company is currently revising its operating and financial plans for 2003 downward from its previous forecast. As a result of these events, the Company plans to conduct an impairment test (outside of the annual testing date of November 1st) during the second quarter 2003. If the results of the first step of the goodwill impairment test indicate a deficiency in the enterprise fair value compared to book value, the second step of the goodwill impairment test will be completed as required by SFAS No. 142, to determine the amount of goodwill impaired, if any. As noted in the Company’s 2002 Annual Report on Form 10-K, the enterprise fair value of the plastics reporting unit can be significantly impacted by an adverse change in assumptions. The carrying amount of the Goodwill allocated to the Company’s Trim and Cockpits Systems segment is approximately $1 billion. While the Company has not begun its first or second step of testing, an impairment loss could result during the second quarter 2003 as a result of those analyses. It is not reasonably possible to estimate the amount, however, such loss could be material.

      As previously noted, the Company has identified twelve plants that have had a disproportionate negative impact on overall Company performance. The Company has assigned cross-functional teams to each of these plants to address these issues and improve operating performance. The cross-functional teams will evaluate the progress of the improvement plans on an ongoing basis. These plans could include workforce reductions and or the closing of certain facilities, based on those evaluations. The Company expects to undertake a restructuring program to address these and other operational and corporate realignment initiatives during the 2nd quarter of 2003. The estimated cash payment, which relates to severance, is expected to range from $3 to $5 million. There can be no assurances that these efforts will be successful or the timing of such success.

     Contractual Obligations

      Below is the table that identifies the Company’s significant contractual obligations. Following the table is a more detailed description of these obligations.

	Payment due by Period

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 Years

	(in millions)
Long-term debt and capital lease obligations	$1,272.6	$24.3	$348.3	$400.0	$500.0
Preferred stock*	132.5	—	—	—	132.5
Short-term borrowings	4.0	4.0	—	—	—
Operating leases	321.8	45.8	86.5	58.6	130.9
Capital expenditures	25.8	25.8	—	—	—

Total obligations	$1,756.7	$99.9	$434.8	$458.6	$763.4

*	Mandatorily Redeemable Preferred Stock of Subsidiary

      Capital Expenditures: The Company makes capital expenditures on a recurring basis for replacements and improvements. During the first quarter of 2003, the Company had approximately $35.4 million in capital expenditures for continuing operations. Capital expenditures will materially increase with the expanded book of business in 2003, and in future years will depend upon demand for the Company’s products and changes in technology. Estimates for capital expenditures in 2003 range from approximately $135 to $145 million. A portion of capital expenditures may be financed through leasing arrangements.

     Other Commitments

      As of March 31, 2003, the Company’s continuing operations had approximately $25.8 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In conjunction with divestitures and other transactions, the Company has provided indemnifications relating to legal and environmental issues, including products. The Company does not believe that any pending or threatened litigation or claims related to any such retained liabilities of discontinued operations are likely to result in any material loss.

     Effects of Certain Transactions with Related Parties

      On March 27, 2003, the Company entered into a termination agreement and release to buyout the non-compete agreement between the Company and Charles E. Becker, a member of the Company’s Board of Directors. The Company paid $11.3 million in April 2003 as part of the termination agreement and release. The non-compete agreement was entered into as part of the Becker acquisition. As a result of this transaction, the Company incurred a loss of $10.4 million, which is primarily due to the write-off of intangible assets initially recorded in conjunction with the Becker acquisition.

      On January 17, 2003, the Company acquired the remaining 50% interest in an Italian automotive joint venture from Textron Inc., a related party, for $15 million, which also terminated a $28 million put-option by Textron that was exercisable in December 2004. During the first quarter the Company incurred fixed asset impairments of $7.7 million relating to the 50% interest owned previously.

      In January 2003, the Company purchased equipment from Joan Fabrics for $4.7 million to support an anticipated increase in the production of furniture fabrics. The Company also anticipates that it will enter into a supply agreement with Joan Fabrics in 2003 to supply furniture fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics. Joan Fabrics would be responsible for all marketing, design, customer service and distribution functions and will also assume marketing responsibility for the Company’s existing furniture fabrics business.

      The Company has lease agreements with both Becker Ventures, an entity controlled by one of the Company’s current directors and shareholders and Textron Inc. For the quarters ended March 31, 2003 and 2002, the Company recorded a total cost of $4.9 million and $4.2 million, respectively, for rental expenses with related parties.

      As part of a 10 year Services Agreement entered into in 2001 between the Company, Products and Heartland, the Company will pay Heartland an annual advisory fee of $4.0 million. For the three months ended March 31, 2003, the Company paid Heartland $1.0 million.

Safe Harbor Statement

      This Report on Form 10-Q contains “forward-looking” information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “continue,” “predict,” and similar words used in this Form 10-Q. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including but not limited to general economic conditions in the markets in which the Company operates and industry based factors such as:

•	declines in the North American, South American and European automobile and light truck builds,

•	labor costs and strikes at the Company’s major customers and at the Company’s facilities,

•	changes in consumer preferences,

•	dependence on significant automotive customers,

•	the level of competition in the automotive supply industry and pricing pressure from automotive customers, and

•	risks associated with conducting business in foreign countries.

      For a discussion of certain of these and other important factors which may affect the Company’s operations, products and markets, see our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2003, and our other filings with the Securities and Exchange Commission.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Interest Rate Risk Management

      The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates. To manage the volatility relating to these exposures, the Company aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company may enter into various derivatives transactions pursuant to its risk management policies. The primary purpose of the Company’s foreign currency and interest rate risk management policies and activities is to manage these risks to acceptable levels.

      To manage its risks, the Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts and purchased options with third parties, denominated in multiple currencies, which will mature during fiscal 2003. The details are as follows: (amounts in millions, except average contract rate):

				Weighted Average
	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Derivative Type	Sold	Purchased	Notional Amount	(per Convention)	Gain/(Loss)

Spot	USD	EUR	$30.0	1.079 USD per EUR	$—
Options	CAD	USD	60.0	1.660 CAD per USD	—

			$90.0		$—

      In order to manage the interest rate risk associated with our debt portfolio, the Company may enter into derivative transactions to manage its exposures to changes in global interest rates, although the Company did not have in place any interest rate derivatives at March 31, 2003.

      Gains and losses on derivatives qualifying as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, are recorded on the balance sheet as a component of “Other comprehensive income” to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of March 31, 2003, the Company had no derivatives designated as hedges under SFAS No. 133. Gains and losses from all derivatives that do not qualify as hedges under SFAS No. 133, are recorded in the income statement as required by SFAS No. 133 and the fair value is recorded in the balance sheet.

Concentration of credit risk

      In the normal course of business, the Company provides credit to customers in the automotive industry, performs credit evaluations of these customers and maintains reserves for potential credit losses. When realized, the losses have been within the range of management’s allowance for doubtful accounts.

Other Concentrations of Risk

      The Company invests the majority of its excess cash in money market accounts, and where appropriate, diversifies the concentration of cash among financial institutions. With respect to financial institutions, the Company has diversified its selection of counterparties and has arranged master-netting agreements, where allowed by law and the Company’s policies, to minimize the risk of loss.

Item 4:     Controls and Procedures

a.     Evaluation of disclosure controls and procedures:

      Within 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer “the Certifying Officers” evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934). Based on that evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Furthermore, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer implemented changes, primarily to formalize, document and enhance existing procedures that are in place within the Company. In addition, the Certifying Officers also disclosed to the Company’s auditors and the audit committee of the board of directors all significant deficiencies in the design or operation of internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data. A summary of the key items disclosed and the changes in internal controls resulting from corrective actions are discussed below.

b.     Changes in internal controls:

      An evaluation of internal controls was conducted for the year ended December 31, 2002. The following paragraphs detail management’s significant areas of focus to further enhance internal controls:

•	The Company has implemented certain enhancements, or is in the process of enhancing, internal controls relating to data quality and process efficiency with respect to its current consolidation system and preparation of consolidated financial statements. Recent actions relate to improving the systematic roll-up of both financial and non-financial information that is reported in the Company’s financial reports filed with the Securities & Exchange Commission. These actions have primarily focused on improving; (1) the entity structure utilized by the consolidation tool, (2) the collection and compilation of financial and non-financial data, and (3) the ability to identify and eliminate intercompany transactions and balances in a more efficient manner. The Company is currently making these changes to its existing consolidation system and is in the process of implementing a new consolidation system. As part of the new system implementation process, the Company is examining additional means to improve its internal controls. The Company is also enhancing its procedures with respect to ensuring timely and adequate review of non-standard journal entries and account reconciliations, and adherence to existing corporate accounting policies and accounting principles generally accepted in the United States of America.

•	Further, the Company is implementing controls to ensure that financial and non-financial information that is generated by accounting or other company functions is adequately reviewed prior to being recorded in the Company’s books of record. As disclosed in Note 22 “Quarterly Financial Data,” of the Form 10-K for 2002, an error in the mathematical computation of foreign currency exchange gains was discovered and was reflected as a prior period adjustment in the third quarter 2002 financial statements. The error was detected as the result of a change in the individuals responsible for computing and reviewing the foreign currency exchange gain/ loss. The Company is implementing new controls that are designed to improve the existing approval and authorization processes.

      Other than the above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation. The Company also intends to refine its internal control procedures on an ongoing basis as deemed appropriate with a view towards making improvements.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      As previously disclosed, a purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland Industrial Partners, L.P. and ten senior officers and/or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Two similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which is identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on the Company’s financial condition, results of operations or cash flow.

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

      Refer to Note 13 “Commitments and Contingencies” for additional information regarding other claims against the Company.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

10.1	Second Amendment dated as of May 2, 2003 to the Credit Agreement dated December 20, 2001.
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).*

      (b) Reports on Form 8-K

The Company filed the following Reports on Form 8-K covering the following items:

           February 20, 2003     Item 9 Regulation FD Disclosure

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN CORPORATION

By:	/s/ J. MICHAEL STEPP

J. Michael Stepp
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Dated: May 15, 2003

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Jerry L. Mosingo, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Collins & Aikman Corporation;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant and material weaknesses.

/s/ JERRY L. MOSINGO

Jerry L. Mosingo
President & Chief Executive Officer

Date: May 15, 2003

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, J. Michael Stepp, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of Collins & Aikman Corporation;

      2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant and material weaknesses.

/s/ J. MICHAEL STEPP

J. Michael Stepp
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2003

10-Q EXHIBIT INDEX

Exhibit
Number	Description

10.1	Second Amendment dated as of May 2, 2003 to the Credit Agreement dated December 20, 2001.
11	Computation of Earnings Per Share
12.1	Computation of Ratio of Earnings to Fixed Charges
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).