Form 10-Q
period 2003-06-30
COLLINS & AIKMAN CORP
filed 2003-08-15
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

          The interim financial statements included in this quarterly report were prepared by the Company and have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X.

     As of July 31, 2003 the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

WEBSITE ACCESS TO COMPANY’S REPORTS:

     Collins and Aikman’s internet website address is www.collinsaikman.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s website and as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

STATEMENT REGARDING REVIEW OF FINANCIAL STATEMENTS;
AUDIT COMMITTEE INVESTIGATION

      The Company was recently advised of assertions concerning certain related party transactions and other matters described below. The Audit Committee was promptly advised of these assertions and determined to thoroughly investigate them. The Audit Committee has retained an independent counsel for that purpose, and the Audit Committee investigation is underway. The Company has been advised by its independent auditors, KPMG LLP, that they will be unable to complete their SAS 100 review of the Company’s second quarter results prior to completion of the Audit Committee’s independent investigation. Accordingly, the Company’s independent accountants, KPMG LLP, have not reviewed the accompanying unaudited consolidated financial statements as June 30, 2003 and for the three month period then ended in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC.

      The assertions were made by two former executives of the Company. Based on the initial work of the Audit Committee, the Company believes that the principal assertions relate to (1) a concern with certain terms of previously disclosed transactions between the Company and affiliates of Elkin McCallum, a director of the Company, and a related potential accounting implication for one of these transactions and (2) non-accounting related issues concerning the original acquisition of Becker Group by the Company from certain persons, including Charles E. Becker, presently a director of the Company. In addition, based on the former employees’ communications, the Audit Committee is expected to review the management environment, including that of the finance staff.

      While senior management of the Company believes all of the assertions to be without merit, the Company cannot predict the outcome of the Audit Committee’s investigation and whether or not it will impact its financial reporting. In addition, there can be no assurance that additional assertions will not be made in the future and that the scope of the investigation will not expand.

STATEMENT REGARDING REVIEW OF FINANCIAL STATEMENTS; AUDIT COMMITTEE INVESTIGATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATING STATEMENT OF INCOME
CONSOLIDATING STATEMENT OF INCOME
CONSOLIDATING STATEMENT OF INCOME
CONSOLIDATING STATEMENT OF INCOME
CONSOLIDATING BALANCE SHEET
CONSOLIDATED BALANCE SHEET
CONSOLIDATING STATEMENT OF CASH FLOWS
CONSOLIDATING STATEMENT OF CASH FLOWS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Ex-11 Computation of Earnings Per Share
Ex-12.1 Computation of Ratio of Earnings
Ex-31.1 Certification of CEO
Ex-31.2 Certification of CFO
Ex-32.1 Certification Pursuant to Section 906

Item 1.	Financial Statements

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

	(Unaudited)

	(in millions, except for per share data)
Net sales	$1,033.5	$1,085.3	$2,068.6	$2,000.1
Cost of goods sold	908.8	926.8	1,834.5	1,710.5

Gross profit	124.7	158.5	234.1	289.6
Selling, general and administrative expenses	75.5	77.0	147.0	144.6
Restructuring charges	4.9	—	4.9	9.1
Impairment of long-lived assets	0.8	—	18.9	—

Operating income	43.5	81.5	63.3	135.9
Interest expense, net	37.5	38.3	73.5	75.6
Loss on sale of receivables	1.3	1.1	2.7	2.2
Subsidiary preferred stock dividends	6.7	8.8	13.2	18.1
Subsidiary preferred stock accretion	2.3	2.0	4.4	3.9
Other expense (income), net	(22.8)	6.8	(23.7)	11.4

Income (loss) from continuing operations before income taxes	18.5	24.5	(6.8)	24.7
Income tax expense	7.8	20.8	8.7	27.7

Income (loss) from continuing operations	10.7	3.7	(15.5)	(3.0)
Income from discontinued operations, net of income taxes of $6.3 in 2002	—	9.5	—	9.5
Cumulative effect of change in accounting principle, net of income taxes of $0 in 2002	—	—	—	(11.7)

Net income (loss)	$10.7	$13.2	$(15.5)	$(5.2)

Earnings per share data:
Net income (loss)	$10.7	$13.2	$(15.5)	$(5.2)
Loss on redemption of subsidiary preferred stock	—	(36.3)	—	(36.3)

Net income (loss) available to common shareholders	$10.7	$(23.1)	$(15.5)	$(41.5)

Net income (loss) per basic common share:
Continuing operations	$0.13	$(0.46)	$(0.19)	$(0.57)
Discontinued operations	—	0.13	—	0.14
Cumulative effect of change in accounting principle	—	—	—	(0.17)

Net income (loss) available to common shareholders	$0.13	$(0.33)	$(0.19)	$(0.60)

Average common shares outstanding:
Basic	83.6	70.4	83.6	68.8

Diluted	83.6	70.4	83.6	68.8

The accompanying notes are an integral part of the consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$40.1	$81.3
Accounts and other receivables, net	406.5	373.0
Inventories	172.0	171.6
Other	180.5	177.4

Total current assets	799.1	803.3
Property, plant and equipment, net	784.1	737.8
Deferred tax assets	160.3	165.0
Goodwill	1,325.7	1,265.5
Intangible assets, net	67.4	85.3
Other assets	105.6	100.2

	$3,242.2	$3,157.1

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$5.8	$10.5
Current maturities of long-term debt and capital lease obligations	25.7	23.5
Accounts payable	650.9	580.5
Accrued expenses	279.9	314.9

Total current liabilities	962.3	929.4
Long-term debt and capital lease obligations	1,259.9	1,255.2
Other, including post-retirement benefit obligation	430.4	438.4
Commitments and contingencies
Minority interest in consolidated subsidiary	6.6	12.7
Mandatorily redeemable preferred stock of subsidiary	141.5	123.9
Common stock ($0.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at June 30, 2003 and December 31, 2002)	0.8	0.8
Other paid-in capital	1,282.3	1,282.3
Accumulated deficit	(788.1)	(772.6)
Accumulated other comprehensive loss	(53.5)	(113.0)

Total common stockholders’ equity	441.5	397.5

	$3,242.2	$3,157.1

The accompanying notes are an integral part of the consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(in millions)
OPERATING ACTIVITIES
Net loss	$(15.5)	$(5.2)
Adjustments to derive cash flow from operating activities:
Impairment of long lived assets	18.9	11.7
Deferred income tax expense (benefit)	5.5	(13.1)
Subsidiary preferred stock requirements	17.6	22.0
Depreciation	56.0	48.4
Amortization of other assets	11.6	10.3
Loss (gain) on sale of property, plant and equipment	(0.4)	0.4
Decrease (increase) in accounts and other receivables	45.5	(49.2)
Reduction of participating interests in accounts receivable, net of redemptions	(66.0)	(79.9)
Decrease (increase) in inventories	2.0	(25.5)
Increase in accounts payable	59.2	82.7
Increase in interest payable	3.5	35.6
Changes in other assets	(88.5)	19.1
Changes in other liabilities	13.0	54.3

Net cash provided by operating activities	62.4	111.6

INVESTING ACTIVITIES
Additions to property, plant and equipment	(75.1)	(65.8)
Sales of property, plant and equipment	3.3	0.2
Acquisitions, net of cash acquired	(33.1)	(2.6)
Payments of acquisitions and related costs	—	(39.1)

Net cash used in investing activities	(104.9)	(107.3)

FINANCING ACTIVITIES
Issuance of long-term debt and capital lease obligations	1.1	1.3
Repayment of long-term debt and capital lease obligations	(12.3)	(6.9)
Repurchase of preferred stock	—	(100.0)
Net borrowings on revolving credit facilities	18.0	—
Decrease in short-term borrowings	(5.5)	(6.1)
Proceeds from issuance of stock	—	153.1
Repayment of debt assumed in acquisition	—	(6.7)

Net cash provided by financing activities	1.3	34.7

Net increase (decrease) in cash and cash equivalents	(41.2)	39.0
Cash and cash equivalents at beginning of period	81.3	73.9

Cash and cash equivalents at end of period	$40.1	$112.9

Supplementary information:
Debt assumed in acquisition	$—	$6.7
Taxes paid	$16.2	$10.1
Interest paid	$63.4	$38.3

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

2.     Basis of Presentation

a. Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the 2003 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

b. Employee Stock Options

      Employee Stock Options: Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and amended the required disclosures. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes.

      The following tabular information is presented as if the Company had adopted SFAS No. 123 and restated its results: (in millions, except per share amounts).

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net income (loss):
As reported	$10.7	$(23.1)	$(15.5)	$(41.5)
Total employee stock based compensation expense determined under fair value based method for all awards, net of tax	1.4	0.8	2.9	1.7
Pro forma, net income (loss)	$9.3	$(23.9)	$(18.4)	$(43.2)
Basic and diluted income (loss) per share:
As reported	$0.13	$(0.33)	$0.19	$(0.60)
Pro forma	$0.11	$(0.34)	$0.22	$(0.63)

      During the first quarter 2003, the Company repriced 3,559,256 options with an exercise price of $10.00 to an exercise price of $8.00. For disclosure purposes, the repriced options were revalued to determine additional compensation cost that resulted from the difference in the fair value of the options prior to repricing and subsequent to repricing in accordance with SFAS No. 123. As a result of the repricing, the options increased in value by $611,000. The additional value will be allocated to compensation expense over the remaining vesting period on a net of tax basis. These options have a weighted average expected life of approximately 6 years. The assumptions used in valuing the repriced options are as follows: expected volatility ranged from 77.5% to 118%; expected lives ranged from 1 year to 6 years; the risk free interest rate ranged from 1.20% to 3.72% in 2003; and a zero expected dividend rate.

      Additionally, as a result of repricing the Company’s stock options, the options are treated as variable-based awards in accordance with APB No. 25. Since these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $8.00 exercise price established by repricing.

c. Impact of Prior Period Adjustment

      During the Company’s review of its financial information in the third quarter of 2002, an error in the mathematical computation of foreign currency exchange gains was discovered. The third quarter 2002 financial statements reflect the correction of the error as a prior period adjustment. The impact of the adjustment on the prior period financial statements follows:

	Quarter Ended				Six Months Ended

	March 31,		June 30,		June 30,
	2002	March 31,	2002	June 30,	2002	June 30,
	(As Previously	2002	(As Previously	2002	(As Previously	2002
	Reported)	(Adjusted)	Reported)	(Adjusted)	Reported)	(Adjusted)

	(in millions, except per share data)
Net sales	$914.8	$914.8	$1,085.3	$1,085.3	$2,000.1	$2,000.1
Cost of goods sold	783.7	783.7	926.8	926.8	1,710.5	1,710.5

Gross profit	131.1	131.1	158.5	158.5	289.6	289.6
Selling, general and administrative expenses	67.6	67.6	77.0	77.0	144.6	144.6
Restructuring charges and impairment of long lived assets	9.1	9.1	—	—	9.1	9.1

Operating income	54.4	54.4	81.5	81.5	135.9	135.9
Other, net	55.9	54.2	51.8	57.0	107.7	111.2

Income (loss) from continuing operations before income taxes	(1.5)	0.2	29.7	24.5	28.2	24.7
Income tax expense	5.9	6.9	23.2	20.8	29.1	27.7

Income (loss) from continuing operations before extraordinary items	(7.4)	(6.7)	6.5	3.7	(0.9)	(3.0)
Income from discontinued operations, net of income taxes	—	—	9.5	9.5	9.5	9.5
Cumulative effect of change in accounting principle, net of income taxes(a)	(11.7)	(11.7)	—	—	(11.7)	(11.7)

Net income (loss)	$(19.1)	$(18.4)	$16.0	$13.2	$(3.1)	$(5.2)

	Quarter Ended				Six Months Ended

	March 31,		June 30,		June 30,
	2002	March 31,	2002	June 30,	2002	June 30,
	(As Previously	2002	(As Previously	2002	(As Previously	2002
	Reported)	(Adjusted)	Reported)	(Adjusted)	Reported)	(Adjusted)

	(in millions, except per share data)
Earnings per share data:
Net income (loss)	$(19.1)	$(18.4)	$16.0	$13.2	$(3.1)	$(5.2)
Loss on redemption of subsidiary preferred stock	—	—	(36.3)	(36.3)	(36.3)	(36.3)

Net loss available to common shareholders	$(19.1)	$(18.4)	$(20.3)	$(23.1)	$(39.4)	$(41.5)

Net loss per basic and diluted common share	$(0.28)	$(0.27)	$(0.29)	$(0.33)	$(0.57)	$(0.60)

Average basic and diluted common shares outstanding	67.2	67.2	70.4	70.4	68.8	68.8

	March 31,		June 30,
	2002	March 31,	2002	June 30,
	(As Previously	2002	(As Previously	2002
	Reported)	(Adjusted)	Reported)	(Adjusted)

Accumulated deficit(a)	$(701.9)	$(701.2)	$(722.1)	$(724.2)

(a)	Includes effect of $11.7 million (having no tax impact) cumulative effect of change in accounting principle recorded in June 2002, and accounted for as if it occurred on January 1, 2002.

d. New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.” This interpretation provides guidance on the identification of variable interest entities, some of which may require consolidation based on factors beyond a majority voting interest. A variable interest entity is defined in FIN 46 as an entity in which either the equity investors (if any) do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. There have been no variable interest entities created after January 31, 2003. Pertaining to the period prior to January 31, 2003, the Company is unaware of any entities that would currently qualify as a variable interest entity, but has not fully completed its analysis.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and clarifies the accounting for derivative instruments and hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003 (with exceptions) and for hedging relationships designated after June 30, 2003. The Company is currently reviewing the provisions of this statement and will adopt it effective with the quarter ending September 30, 2003.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently reviewing the provisions of this Statement and will adopt it effective with the quarter ending September 30, 2003.

e. Changes in Accounting Principles

      During the second quarter 2003, the Company implemented a change in the method of accounting for holiday pay so that such pay is accrued, and expense is recognized during the period in which the actual holiday occurs. Formerly, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned.

      As the prior method allocated costs within the fiscal year, there is no effect on prior years. The interim period effect of the change on the three months ended June 30, 2003, was to increase net income by $1.4 million ($0.02 per share); the effect of the change on the six months ended June 30, 2003, was to increase net income by $3.6 million ($0.04 per share). The Company expects that this change will increase net income by approximately $0.7 million in the third quarter and decrease net income by $4.3 million in the fourth quarter. There will be no effect on the entire fiscal year as the change only impacts interim periods.

      The effect of the change on the first quarter 2003 is as follows (in millions):

	Quarter Ended

	March 31, 2003
	(As Previously	March 31, 2003
	Reported)	(Adjusted)

Net sales	$1,035.1	$1,035.1
Cost of goods sold	928.1	925.7

Gross profit	107.0	109.4
Selling, general and administrative expenses	71.5	71.5
Impairment of long lived assets	18.1	18.1

Operating income	17.4	19.8
Other, net	45.0	45.1

Loss from continuing operations before income taxes	(27.6)	(25.3)
Income tax expense	1.1	0.9

Net loss	$(28.7)	$(26.2)

Earnings per share data:
Loss per basic and diluted common share	$(0.34)	$(0.31)

Average basic and diluted common shares outstanding	83.6	83.6

      The proforma amounts assuming the new method of accounting for holiday pay is applied retroactively to prior year periods is as follows:

	Quarter Ended	Six Months Ended
	June 30, 2002	June 30, 2002

Net loss available to common shareholders	$(22.4)	$(39.7)
Net loss per common share	$(0.32)	$(0.58)

      Additionally, during the second quarter of 2003, the Company implemented a change in the method of accounting for crib supply inventories held at plants. Crib supply inventories include small motors, replacement parts for production equipment and other miscellaneous repair parts for buildings, equipment and machinery. The Company implemented a perpetual crib supply inventory system and harmonized its policy to consistently account for the capitalization of crib supply inventories. Formerly, the Company had different capitalization thresholds following the various acquisitions in late 2001 and 2002, which ranged from not capitalizing any crib supply items to capitalizing only items greater than two thousand dollars. The new accounting method better matches the cost with the period benefitting from the expenditure as such inventories are charged to expense as they are placed into service and begin generating revenue. Pro forma and the cumulative effect amounts relating to the change in accounting for crib inventories is not determinable as perpetual records of crib inventory were not maintained at all the plants prior to the application of the new method in the second quarter of 2003. The effect of the change on the three months ended June 30, 2003, for the plants that had no perpetual records was to increase inventory and reduce cost of sales by $1.8 million after tax or $0.02 per share.

3.     Acquisitions and Goodwill

a. Acquisitions

      On January 2, 2003, the Company acquired Delphi Corporation’s plastic injection molding plant and related equipment in Logroño, Spain for $18 million. The 300,000 sq. ft. Logroño facility includes 24 injection molders and one Class-A paint line.

      On January 17, 2003, the Company acquired the remaining 50% interest in an Italian automotive joint venture from Textron Inc., a related party, for $15 million, which also terminated a $28 million put-option by Textron Inc., that was exercisable in December 2004. During the first quarter, the Company incurred fixed asset impairments of $7.7 million relating to the 50% interest owned previously.

b. Goodwill

      During the second quarter of 2002, the Company completed the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its initial impairment test in the second quarter 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.17 per average basic and diluted share relating to the UK Plastics business in the Trim and Cockpit Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, was accounted for as if it occurred on January 1, 2002. In addition, as required under SFAS No. 142, the Company subsequently completed an annual impairment test of goodwill and recorded no additional impairment. The Company completed this test again as of November 1, which indicated that the fair value of the reporting units exceeded the carrying values. Fair value was determined based upon the discounted cash flows of the reporting units while the market comparable approach consisted of an earnings multiple of forecasted EBITDA (operating income plus depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control.

      The Company’s first quarter 2003 results were below the forecasts utilized in testing for the goodwill impairment for the year ended December 31, 2002. During the first quarter 2003, the conditions in the markets in which the Company operates continued to deteriorate and customer production schedules continued to decline, and therefore, the Company reduced its operating and financial plans for 2003. As a result, the Company initiated an impairment test (outside of the annual testing date of November 1) during the second quarter 2003. During this second quarter, the Company carefully reviewed all of its assumptions regarding revenue growth and improved operating margins. This analysis by each reporting segment focused on new business awards, implementation of strategic business initiatives such as restructuring, material savings, plant efficiencies, revenue growth and additional product/ process technology applications. While the Company is aggressively attacking its overall cost structure, the NAFTA plastic group has even more definitive objectives initiated after the 2003 first quarter performance on a specific plant basis. As a result of these well-defined programs, the Company, utilizing an independent outside evaluator, completed the first step of the goodwill impairment test which indicated that the fair value of the reporting units exceeded the carrying values, and therefore no additional impairment testing was necessary. The Company employed a similar methodology as at year-end 2002, utilizing a discounted cash flow analysis and a market comparable approach in conducting its impairment test.

      The changes in the carrying amounts of goodwill for the quarter and six months ended June 30, 2003 were primarily a result of the additional acquisition of the remaining 50% interest of an Italian joint venture and the effect of foreign currency translation.

c. Acquired Intangible Assets

      The components of the Company’s acquired and other amortizable intangible assets as of June 30, 2003 and December 31, 2002 were as follows (in millions):

	June 30, 2003			December 31, 2002

		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer contracts	$51.0	$9.7	$41.3	$51.0	$6.3	$44.7
Patents and other	32.5	6.4	26.1	31.5	3.5	28.0
Non-compete agreement	—	—	—	18.0	5.4	12.6

	$83.5	$16.1	$67.4	$100.5	$15.2	$85.3

      Amortization expense for intangible assets for the periods ending June 30, 2004, 2005, 2006, 2007 and thereafter will be $8.7, $11.7, $11.8, $11.1 and $24.1, respectively.

4.     Inventories

      Inventory balances are summarized below (in millions):

	June 30, 2003	December 31, 2002

Raw materials	$86.1	$90.3
Work in process	36.6	33.7
Finished goods	49.3	47.6

	$172.0	$171.6

5.     Customer Engineering and Tooling

      The Company had assets of approximately $6.2 million and $8.4 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs at June 30, 2003 and December 31, 2002, respectively. The Company also capitalized $89.1 million and $77.1 million in costs for molds, dies and other tools, at June 30, 2003 and December 31, 2002, respectively, that are reimbursable by customers. In addition, the Company had $17.0 million and $11.0 million at June 30, 2003 and December 31, 2002, respectively, for molds, dies and other tools that the Company owns.

6.     Short-Term Borrowings

      The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements of certain of its foreign affiliates. As of June 30, 2003, the Company had unsecured lines of credit from financial institutions of $25.1 million, of which $5.8 million was outstanding with $19.3 million available.

7.     Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations are summarized below (in millions):

	June 30, 2003	December 31, 2002

Senior Secured Credit Facilities:
Tranche A Term Loan Facility	$73.9	$83.8
Tranche B Term Loan Facility	292.4	293.8
Revolving Credit Facility	18.0	—
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006.	400.0	400.0
10 3/4% Senior Notes, due 2011.	500.0	500.0
Other (including capital lease obligations)	1.3	1.1

Total debt	1,285.6	1,278.7
Less current maturities (including current portion of capital lease obligations)	(25.7)	(23.5)

Total Long-term debt and capital lease obligations	$1,259.9	$1,255.2

Senior Secured Credit Facilities

      The Senior Secured Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. These covenants limited the Company’s ability to utilize availability under any of its liquidity facilities, including the Senior Secured Credit Facilities. As a result of the restrictions, at June 30, 2003, the Company had $75 million in aggregate of unutilized availability. The covenants of the Senior Secured Credit Facilities also limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of subsidiary preferred stock, the prepayment of debt other than loans under the senior facilities, liens and certain lease transactions.

      In May 2003, the Company signed a second amendment to the Senior Secured Credit Facilities Credit Agreement. The principal changes were to increase the maximum permitted leverage ratio for periods following the first quarter of 2003 and to decrease the minimum permitted interest coverage ratio for periods following the first quarter of 2003. In connection with the amendment, the Company agreed that its applicable margin for interest rate purposes could be increased by up to 0.50% at times when the Company’s previously reported leverage ratio exceeded 3.50 times. The Company paid customary fees to lenders in connection with the amendment.

8.     Receivables Facility

      The Company has an agreement to sell, on an ongoing basis, the trade accounts receivables of certain business operations to a bankruptcy-remote, special purpose subsidiary, (“Carcorp, Inc.”), wholly owned and consolidated by the Company. As of June 30, 2003 and December 31, 2002, Carcorp, Inc.’s total receivables pool was $228.2 million and $253.3 million, respectively. When the Company sells receivables to Carcorp, Inc., it retains a subordinated interest in the receivables sold. As of June 30, 2003 the Receivables Facility was unutilized and an additional $118.5 million was available, subject to limitations imposed under the Senior Secured Credit Facilities (Note 7). At December 31, 2002, utilization of the Receivables Facility was $66.0 million and an additional $93.2 million of funding was available but unutilized.

      The Company is required to pay a fee of 0.50% on the unused portion of the facility. A discount on the sold receivables is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee of 1.50%. The discount rate at June 30, 2003 was 2.83%.

9.     Discontinued Operations

      During the second quarter 2002, the Company received proceeds of $15.8 million on environmental claims previously expensed by the Company related to discontinued operations. Of these amounts, $9.5 million was recorded as income from discontinued operations in the second quarter of 2002, net of income taxes of $6.3 million.

      During fiscal 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds were paid to the Company in three installments. The first and second installments of $7.5 million were received in June 2000 and June 2001, with the third installment of $5.0 million received in June 2002. Of the total $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures.

10.     Restructuring and Impairment

      Activity related to the restructuring reserve is as follows (in millions):

		Additions		Charged
		Resulting	Charged to	(Credited)
	Beginning	from	Cost and	to Other		End of
	of Year	Acquisitions	Expenses	Accounts	Deductions(a)	Quarter

Restructuring Reserves in the balance sheet for
2nd Quarter 2003.	$28.2	$—	$4.9	$—	$(12.7)	$20.4

(a)	Deductions, representing cash utilized.

      Of the $20.4 million remaining reserve, $7.8 million relates to long-term leases expiring through 2004 and $12.6 million relates to severance costs of which $11.0 million will be paid in 2003.

      During the second quarter 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $4.9 million. The 2003 charge included approximately $4.2 million of severance cost and $0.7 million of costs related to the establishment of reserves for lease commitments and other exit costs. The Company restructuring plan includes severance of over 500 personnel. Of the 500 personnel approximately 450 were terminated in the second quarter of 2003 with approximately 200 personnel at the Company’s Trim and Cockpit Systems, approximately 150 at Specialty Systems and approximately 100 at Corporate and Other. Additionally, the Company recognized a $0.8 million write down of fixed assets related to an European Trim and Cockpit Systems location.

      During the first quarter 2003, the Company recognized a $7.7 million write-down of fixed assets related to its 50% interest in an Italian joint venture acquired in 2001 and $10.4 million impairment of the Becker non-compete agreement (see footnotes 3 and 11 for additional information).

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

11.     Related Party Transactions

      On March 27, 2003, the Company entered into a termination agreement and release to buyout the non-compete agreement between the Company and Charles E. Becker, a member of the Company’s Board of Directors and an affiliate of whom is a limited partner in Heartland Industrial Partners. The Company paid $11.3 million in April 2003 as part of the termination agreement and release. The non-compete agreement, which was entered into as part of the Becker acquisition, required the Company to make periodic payments. As a result of this transaction, the Company incurred a loss of $10.4 million, which is primarily due to the write-off of intangible assets initially recorded in conjunction with the Becker acquisition.

      In January 2003, the Company purchased equipment from Joan Fabrics for $4.7 million to support an anticipated increase in the production of furniture fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics and an affiliate of whom is a limited partner in Heartland Industrial Partners.

      The Company has lease agreements with both Becker Ventures, an entity controlled by Charles E. Becker one of the Company’s current directors and shareholders, and Textron Inc. For the quarter and six months ended June 30, 2003, the Company recorded a total cost of $4.0 million and $7.8 million, respectively, for rental expenses with these related parties. For the quarter and six months ended June 30, 2002, the Company recorded a total cost of $4.2 million and $8.4 million, respectively, for rental expenses with these related parties.

      As part of a 10 year Services Agreement entered into in 2001 between the Company, Products and Heartland Industrial Partners, L.P. (“Heartland”), the Company will pay Heartland an annual advisory fee of $4.0 million. For the six months ended June 30, 2003, the Company paid Heartland $2.0 million.

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. Payments under the Textron Leasing Transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three (3) years with three one (1) year renewal options. At the end of the leases (including the expiration of all renewal options) there is the option of either purchasing all of the equipment for approximately $26 million, or returning the equipment to the lessor. In the event the equipment is returned, arrangements will be made for the disposition of the equipment. The Company is required to guarantee a minimum value to the lessor of up to approximately $21 million upon expiration of the leases. As is customary, the documentation for the Textron Leasing Transaction incorporates covenants by reference, from the Senior Secured Credit Facility, that may be amended or waived by the senior lenders, and also contain events of default.

12.     Income Taxes

      The Company recognized income tax expense of $7.8 million and $20.8 million for quarter ended June 30, 2003 and 2002. The Company recognized income tax expense of $8.7 million and $27.7 million for the six months ended June 30, 2003 and 2002. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of intercompany financing.

13.     Information About the Company’s Operations

      The Company has four reportable segments, including: Trim and Cockpit Systems (TCS); Flooring and Acoustics Systems (FAS); Automotive Fabric (Fabrics); and Specialty Systems (Specialty). The Trim and Cockpit Systems segment includes interior trim components such as door panels; instrument panels; consoles; package trays; and cargo management systems, exterior trim components such as bumper fascias and cladding, and fully assembled cockpit systems and components thereof. The Flooring and Acoustics Systems segment includes molded non-woven and tufted carpet; alternative molded flooring; accessory mats and acoustics systems consisting of absorbing materials, damping materials, engine compartment noise vibration and harshness systems and interior insulators. The Automotive Fabric segment includes seat body cloth, insert fabric and headliner fabric. The Specialty Systems segment includes convertible roof systems, hard top retractable roof systems, tonneau covers and actuation systems and the Company’s flooring and acoustics operations in Mexico. The Company changed the composition of its reportable segments beginning January 1, 2003 and restated prior period segment data to be comparable.

      The segments consist of dedicated facilities and division offices focused on the manufacturing, assembly and sequencing of the aforementioned products and systems. The other categories consist of cost not allocated to operating segments including selling, product development and administrative costs. The Company evaluates performance based on operating profit or loss.

      Information about the Company’s divisions are presented below (in millions):

	Quarter Ended June 30, 2003

	Trim and	Flooring and
	Cockpit	Acoustics	Automotive	Specialty
	Systems	Systems	Fabric	Systems	Other(a)	Total

External revenues	$674.0	$228.7	$82.4	$48.2	$0.2	$1,033.5
Inter-segment revenues	7.6	4.2	0.1	—	(11.9)	—
Preferred stock requirement	—	—	—	—	9.0	9.0
Depreciation and amortization	20.5	6.8	2.9	1.9	2.1	34.2
Goodwill	1,051.3	62.3	207.5	4.6	—	1,325.7
Operating income (loss)	17.1	42.7	4.3	9.9	(30.5)	43.5
Total assets	1,868.1	299.9	342.1	76.3	655.8	3,242.2
Capital expenditures	23.8	10.3	2.0	—	3.6	39.7

	Quarter Ended June 30, 2002

	Trim and	Flooring and
	Cockpit	Acoustics	Automotive	Specialty
	Systems	Systems	Fabric	Systems	Other(a)	Total

External revenues	$669.4	$251.7	$109.1	$54.9	$0.2	$1,085.3
Inter-segment revenues	(23.8)	3.2	—	—	20.6	—
Preferred stock requirement	—	—	—	—	10.8	10.8
Depreciation and amortization	13.0	9.0	2.9	2.0	1.3	28.2
Goodwill	890.7	62.4	201.2	4.6	—	1,158.9
Operating income (loss)	59.8	36.8	11.4	11.9	(38.4)	81.5
Total assets	1,815.9	324.8	326.5	81.9	659.1	3,208.2
Capital expenditures	15.8	7.7	2.3	1.9	10.7	38.4

	Six Months Ended June 30, 2003

	Trim and	Flooring and
	Cockpit	Acoustics	Automotive	Specialty
	Systems	Systems	Fabric	Systems	Other(a)	Total

External revenues	$1,350.3	$449.1	$171.0	$98.0	$0.2	$2,068.6
Inter-segment revenues	13.7	8.1	0.2	—	(22.0)	—
Preferred stock requirement	—	—	—	—	17.6	17.6
Depreciation and amortization	40.8	13.4	5.8	3.8	3.8	67.6
Goodwill	1,051.3	62.3	207.5	4.6	—	1,325.7
Operating income (loss)	26.0	77.9	10.2	18.6	(69.4)	63.3
Total assets	1,868.1	299.9	342.1	76.3	655.8	3,242.2
Capital expenditures	35.9	16.3	17.6	0.1	5.2	75.1

	Six Months Ended June 30, 2002

	Trim and	Flooring and
	Cockpit	Acoustics	Automotive	Specialty
	Systems	Systems	Fabric	Systems	Other(a)	Total

External revenues	$1,207.8	$478.3	$211.1	$102.7	$0.2	$2,000.1
Inter-segment revenues	10.4	6.2	—	—	(16.6)	—
Preferred stock requirement	—	—	—	—	22.0	22.0
Depreciation and amortization	29.7	17.0	5.5	4.0	2.5	58.7
Goodwill	890.7	62.4	201.2	4.6	—	1,158.9
Operating income (loss)	106.1	67.1	24.8	20.0	(82.1)	135.9
Total assets	1,815.9	324.8	326.5	81.9	659.1	3,208.2
Capital expenditures	31.8	14.3	4.9	2.1	12.7	65.8

(a)	Other includes the Company’s non-operating units and the effect of eliminating entries. During 2003 and 2002, certain corporate costs incurred at the divisional units were included in the Other category. Operating income (loss) for the six months ended June 30, 2003 includes: $42.9 million, $9.8 million, $6.1 million and $0.8 million of corporate costs allocated back to TCS, FAS, Fabrics and Specialty, respectively. Operating income (loss) for the six months ended June 30, 2002 includes: $28.8 million, $6.6 million, $1.7 million and $0.8 million of corporate costs allocated back to TCS, FAS, Fabrics and Specialty, respectively.

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

	Quarter Ended

	June 30,	June 30,
	2003	2002

DaimlerChrysler AG	29.5%	34.1%
General Motors Corporation	21.2%	21.3%
Ford Motor Company	24.9%	21.9%

14.     Commitments and Contingencies

Environmental

      The Company is subject to federal, state, local and foreign environmental and health and safety laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses in order to maintain compliance with such requirements and (ii) impose liability relating to contamination at facilities and at other locations such as former facilities, facilities where we have sent wastes for treatment or disposal and other properties to which the Company may be linked. Such liability may include, for example, investigation and cleanup of the contamination, personal injury and property damage caused by the contamination and damages to natural resources. Some of these liabilities may be imposed without regard to fault and may also be joint and several (which can result in a liable party being held responsible for the entire obligation, even where other parties are also liable).

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

      The Company is legally or contractually responsible or alleged to be responsible for the investigation and remediation of contamination at various sites and for personal injury or property damages, if any, associated with such contamination. At some of these sites, the Company has been notified that it is a potentially responsible party (“PRP”) under the federal Superfund law or similar state laws. Other sites at which the Company may be responsible for contamination may be identified in the future, including with respect to divested and acquired businesses.

      The Company is currently engaged in investigating or remediating certain sites, as discussed in the paragraphs below. In estimating the cost of investigation and remediation, the Company considered, among other things, its prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency (“USEPA”), the professional judgment of the Company’s environmental experts, outside environmental specialists and other experts, and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including: incomplete information regarding particular sites and other PRPs; uncertainty regarding the nature and extent of environmental problems and the Company’s share, if any, of liability for such problems; the ultimate selection among alternative approaches by governmental regulators; the complexity and evolving nature of environmental laws, regulations and governmental directives; and changes in cleanup standards.

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place by 2004. The Company is a defendant in two lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of June 30, 2003, the Company has accrued $15.7 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place by 2004. As of June 30, 2003, the Company has accrued $9.4 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. A proposed consent decree resolving the claim for past oversight costs has been lodged with the United States District Court for the District of Rhode Island. As of June 30, 2003, the Company has accrued $13.9 million for Stamina Mills.

      The Company is working with the Michigan Department of Environmental Quality (MDEQ) to investigate and remediate soil and groundwater contamination at a former manufacturing plant in Mancelona, Michigan and at adjacent owned property formerly used for the treatment and disposal of plating waste. MDEQ is likely to require remediation of groundwater. In addition, the Company is incurring costs in connection with the provision of alternate water supplies to residences in the area.

      The current owner of one of the Company’s former manufacturing plants located in Bowling Green, Ohio has entered into an Administrative Order on Consent with the Ohio Environmental Protection Agency (OEPA) requiring investigation and remediation of contamination at the site. The Company is reimbursing the current owner for costs associated with ongoing groundwater monitoring and, following selection of an appropriate remedy by OEPA, will assume 90% of future remediation costs.

      In the 1980’s and 1990’s, the California Regional Water Quality Control Board (CRWQCB) and other state agencies ordered a predecessor of the Company to investigate and remediate soil and groundwater contamination at a former lumber treatment plant in Elmira, California. In 1996, the Company entered into an agreement with the State of California to conduct long-term operation and maintenance of the remedy implemented at the site.

      The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of June 30, 2003 and December 31, 2002, total reserves for these environmental costs are approximately $62.3 million and $64.5 million, respectively.

      In the opinion of management, based on information presently known to it, identified environmental costs and contingencies will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows. However, we can give no assurance that we have identified or properly assessed all potential environmental liabilities arising from our business or properties and those of our present and former subsidiaries and their corporate predecessors.

Other Claims

      As of June 30, 2003, the Company is party to approximately 815 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company, which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $800,000 or an average of less than $8,000 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

Litigation

      As previously disclosed, a purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland and ten current and former senior officers and/or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Four similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which are identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. On August 4, 2003, the court consolidated all five pending actions and appointed lead plaintiffs for the purported class. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on the Company’s financial condition, results of operations or cash flows.

      The Company and its subsidiaries have lawsuits and claims pending against them and have certain guarantees outstanding, which were made in the ordinary course of business.

      The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company’s management, based on the facts presently known to it, have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

Other Commitments

      The Company recently received notice from one of its customers of an issue regarding the calculation methods for achieving its current year pricing adjustments. The Company believes that its methods are correct and consistent with prior practices and expects that this issue will be satisfactorily resolved through mutual agreement.

      As of June 30, 2003, the Company’s continuing operations had approximately $20.7 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

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

15.	Comprehensive Income (Loss)

      Total comprehensive income (loss) for the periods ended June 30, 2003 and June 30, 2002 are as follows (in millions):

	Quarter Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Comprehensive income (loss):
Net income (loss)	$10.7	$13.2	$(15.5)	$(5.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	47.2	10.8	59.5	5.0
Pension equity adjustment	—	(0.7)	—	(0.7)

	$57.9	$23.3	$44.0	$(0.9)

16.	Subsequent Events

      In August 2003, the Company announced that its Board of Directors has appointed David A. Stockman, the Company’s Chairman of the Board, to serve as Chief Executive Officer in order for Mr. Stockman to take a more active role. The Company further announced that in light of Mr. Stockman’s appointment Jerry Mosingo has resigned as President, Chief Executive Officer and a director of the Company.

17.	Consolidating Financial Statements

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

CONSOLIDATING STATEMENT OF INCOME

	For the Quarter Ended June 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$84.2	$571.7	$377.6	$—	$1,033.5
Cost of goods sold	—	54.8	508.0	346.0	—	908.8
Selling, general and administrative expenses	0.1	54.2	7.4	13.8	—	75.5
Restructuring charge	—	—	3.5	1.4	—	4.9
Impairment of long-lived assets	—	—	—	0.8	—	0.8

Operating income (loss)	(0.1)	(24.8)	52.8	15.6	—	43.5
Interest expense, net	—	35.6	0.1	1.8	—	37.5
Intercompany interest	—	(8.3)	(4.3)	12.6	—	—
Loss on sale of receivables	—	—	—	1.3	—	1.3
Subsidiary preferred stock dividends	—	6.7	—	—	—	6.7
Subsidiary preferred stock accretion	—	2.3	—	—	—	2.3
Other (income) expense, net	—	(0.3)	5.9	(28.8)	0.4	(22.8)

Income (loss) from continuing operations before income taxes	(0.1)	(60.8)	51.1	28.7	(0.4)	18.5
Income tax expense (benefit)	—	(11.9)	11.3	8.4	—	7.8

Income (loss) from continuing operations	(0.1)	(48.9)	39.8	20.3	(0.4)	10.7
Cumulative effect of change in accounting principle, net of income taxes	—	0.2	—	(0.2)	—	—
Equity in net income (loss) of subsidiaries	10.8	59.5	11.4	—	(81.7)	—

Net income (loss)	$10.7	$10.8	$51.2	$20.1	$(82.1)	$10.7

CONSOLIDATING STATEMENT OF INCOME

	For the Quarter Ended June 30, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$98.3	$711.7	$263.0	$12.3	$1,085.3
Cost of goods sold	—	69.0	614.0	231.5	12.3	926.8
Selling, general and administrative expenses	0.1	52.2	12.1	12.6	—	77.0

Operating income (loss)	(0.1)	(22.9)	85.6	18.9	—	81.5
Interest expense, net	(0.1)	36.6	—	1.8	—	38.3
Intercompany interest	(1.4)	(2.2)	(6.3)	9.9	—	—
Loss on sale of receivables	—	0.2	—	0.9	—	1.1
Subsidiary preferred stock dividends	—	8.8	—	—	—	8.8
Subsidiary preferred stock accretion	—	2.0	—	—	—	2.0
Other (income) expense, net	—	(1.2)	10.7	1.6	(4.3)	6.8

Income (loss) from continuing operations before income taxes	1.4	(67.1)	81.2	4.7	4.3	24.5
Income tax expense (benefit)	3.3	(140.4)	143.9	14.0	—	20.8

Income (loss) from continuing operations	(1.9)	73.3	(62.7)	(9.3)	4.3	3.7
Income from discontinued operations, net of income taxes	—	9.5	—	—	—	9.5
Equity in net income (loss) of subsidiaries	15.1	(67.7)	(16.7)	—	69.3	—

Net income (loss)	$13.2	$15.1	$(79.4)	$(9.3)	$73.6	$13.2

CONSOLIDATING STATEMENT OF INCOME

	For the Six Months Ended June 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$163.2	$1,197.3	$719.2	$(11.1)	$2,068.6
Cost of goods sold	—	110.2	1,063.2	672.2	(11.1)	1,834.5
Selling, general and administrative expenses	0.1	104.8	18.8	23.3	—	147.0
Restructuring charge	—	—	3.5	1.4	—	4.9
Impairment of long-lived assets	—	—	10.4	8.5	—	18.9

Operating income (loss)	(0.1)	(51.8)	101.4	13.8	—	63.3
Interest expense, net	—	70.8	—	2.7	—	73.5
Intercompany interest	—	(13.7)	(9.3)	23.0	—	—
Loss on sale of receivables	—	—	—	2.7	—	2.7
Subsidiary preferred stock dividends	—	13.2	—	—	—	13.2
Subsidiary preferred stock accretion	—	4.4	—	—	—	4.4
Other (income) expense, net	—	0.5	12.1	(37.2)	0.9	(23.7)

Income (loss) from continuing operations before income taxes	(0.1)	(127.0)	98.6	22.6	(0.9)	(6.8)
Income tax expense (benefit)	—	(33.2)	32.2	9.7	—	8.7

Income (loss) from continuing operations	(0.1)	(93.8)	66.4	12.9	(0.9)	(15.5)
Cumulative effect of change in accounting principal, net of income taxes	—	0.2	—	(0.2)	—	—
Equity in net income (loss) of subsidiaries	(15.4)	78.2	(3.2)	—	(59.6)	—

Net income (loss)	$(15.5)	$(15.4)	$63.2	$12.7	$(60.5)	$(15.5)

CONSOLIDATING STATEMENT OF INCOME

	For the Six Months Ended June 30, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$186.8	$1,201.4	$611.9	$—	$2,000.1
Cost of goods sold	—	135.4	1,023.8	551.3	—	1,710.5
Selling, general & administrative expenses	0.1	97.3	19.7	27.5	—	144.6
Restructuring charge	—	5.6	0.7	2.8	—	9.1

Operating income (loss)	(0.1)	(51.5)	157.2	30.3	—	135.9
Interest expense, net	(0.1)	71.1	0.1	4.5	—	75.6
Intercompany interest	(2.9)	(5.2)	(9.6)	17.7	—	—
Loss on sale of receivables	—	0.4	—	1.8	—	2.2
Subsidiary preferred stock dividends	—	18.1	—	—	—	18.1
Subsidiary preferred stock accretion	—	3.9	—	—	—	3.9
Other (income) expense, net	—	3.8	16.7	(7.2)	(1.9)	11.4

Income (loss) from continuing operations before income taxes	2.9	(143.6)	150.0	13.5	1.9	24.7
Income tax expense (benefit)	3.3	(162.7)	169.9	17.2	—	27.7

Income (loss) from continuing operations	(0.4)	19.1	(19.9)	(3.7)	1.9	(3.0)
Income from discontinued operations, net of income taxes	—	9.5	—	—	—	9.5
Cumulative effect of change in accounting principal, net of income taxes	—	—	—	(11.7)	—	(11.7)
Equity in net income (loss) of subsidiaries	(4.8)	(33.4)	(35.5)	—	73.7	—

Net income (loss)	$(5.2)	$(4.8)	$(55.4)	$(15.4)	$75.6	$(5.2)

CONSOLIDATING BALANCE SHEET

	As of June 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$7.6	$32.3	$—	$40.1
Accounts and other receivables, net	—	1.8	47.1	355.5	2.1	406.5
Inventories	—	10.0	105.0	57.0	—	172.0
Other	—	45.4	86.4	48.7	—	180.5

Total current assets	—	57.4	246.1	493.5	2.1	799.1
Investment in subsidiaries	441.5	1,866.1	71.6	—	(2,379.2)	—
Property, plant and equipment, net	—	56.6	330.3	397.2	—	784.1
Goodwill	—	—	899.6	426.1	—	1,325.7
Other assets	—	270.9	5.0	57.4	—	333.3

	$441.5	$2,251.0	$1,552.6	$1,374.2	$(2,377.1)	$3,242.2

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$5.8	$—	$5.8
Current maturities of long-term debt and capital lease obligations	—	25.5	0.1	0.1	—	25.7
Accounts payable	—	62.3	297.6	291.0	—	650.9
Accrued expenses	—	150.4	31.8	97.7	—	279.9

Total current liabilities	—	238.2	329.5	394.6	—	962.3
Long-term debt and capital lease obligations	—	1,241.7	0.1	18.1	—	1,259.9
Intercompany (receivable) payable	—	(48.5)	(488.2)	536.7	—	—
Other, including pensions and post-retirement benefit obligation	—	236.6	91.3	109.1	—	437.0
Mandatorily redeemable preferred stock of subsidiary	—	141.5	—	—	—	141.5

Total common stockholders’ equity	441.5	441.5	1,619.9	315.7	(2,377.1)	441.5

	$441.5	$2,251.0	$1,552.6	$1,374.2	$(2,377.1)	$3,242.2

CONSOLIDATED BALANCE SHEET

	As of December 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$0.3	$80.8	$—	$81.3
Accounts and other receivables, net	—	5.0	40.7	324.4	2.9	373.0
Inventories	—	13.0	106.7	51.9	—	171.6
Other	—	51.4	75.5	50.5	—	177.4

Total current assets	—	69.6	223.2	507.6	2.9	803.3
Investment in subsidiaries	397.5	1,794.5	(54.8)	—	(2,137.2)	—
Property, plant and equipment, net	—	51.2	316.9	370.4	(0.7)	737.8
Goodwill	—	—	1,144.8	120.7	—	1,265.5
Other assets	—	212.3	85.8	52.4	—	350.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$10.5	$—	$10.5
Current maturities of long-term debt and capital lease obligations	—	22.7	0.1	0.7	—	23.5
Accounts payable	—	58.5	269.7	252.3	—	580.5
Accrued expenses	—	157.5	50.8	106.6	—	314.9

Total current liabilities	—	238.7	320.6	370.1	—	929.4
Long-term debt and capital lease obligations	—	1,255.0	0.1	0.1	—	1,255.2
Intercompany (receivable) payable	—	(92.1)	(359.9)	452.0	—	—
Other, including pensions and post-retirement benefit obligation	—	204.6	140.8	105.7	—	451.1
Mandatorily redeemable preferred stock of subsidiary	—	123.9	—	—	—	123.9

Total common stockholders’ equity	397.5	397.5	1,614.3	123.2	(2,135.0)	397.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$63.7	$(48.2)	$46.9	$—	$62.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(8.7)	(40.5)	(25.9)	—	(75.1)
Sales of property, plant and equipment	—	—	—	3.3	—	3.3
Payments of acquisition costs	—	—	(33.1)	—	—	(33.1)

Net cash used in investing activities	—	(8.7)	(73.6)	(22.6)	—	(104.9)

FINANCING ACTIVITIES
Issuance of long-term debt	—	—	0.8	0.3	—	1.1
Repayment of long-term debt	—	(11.4)	—	(0.9)	—	(12.3)
Decrease in short-term borrowings	—	—	—	(5.5)	—	(5.5)
Net borrowings (repayments) on revolving credit facilities	—	—	—	18.0	—	18.0
Intercompany transfers to (from) subsidiary	—	(43.6)	128.3	(84.7)	—	—

Net cash provided by (used in) financing activities	—	(55.0)	129.1	(72.8)	—	1.3

Increase (decrease) in cash and cash equivalents	—	—	7.3	(48.5)	—	(41.2)
Cash and cash equivalents at beginning of period	—	0.2	0.3	80.8	—	81.3

Cash and cash equivalents at end of period	$—	$0.2	$7.6	$32.3	$—	$40.1

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.2)	$(101.4)	$(407.9)	$621.1	$—	$111.6

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(17.3)	(28.3)	(20.2)	—	(65.8)
Sales of property, plant and equipment	—	0.2	—	—	—	0.2
Payments of acquisition costs	—	—	(39.1)	—	—	(39.1)
Acquisitions, net of cash acquired	—	(2.6)	—	—	—	(2.6)

Net cash used in investing activities	—	(19.7)	(67.4)	(20.2)	—	(107.3)

FINANCING ACTIVITIES
Issuance of long-term debt	—	1.3	—	—	—	1.3
Repayment of long-term debt	—	(6.5)	—	(0.4)	—	(6.9)
Decrease in short-term borrowings	—	(4.7)	—	(1.4)	—	(6.1)
Net proceeds from issuance of common stock	153.1	—	—	—	—	153.1
Repurchase of preferred stock	—	(100.0)	—	—	—	(100.0)
Repayment of debt assumed	—	(6.7)	—	—	—	(6.7)
Intercompany transfers to (from) subsidiary	(153.1)	213.9	481.5	(542.3)	—	—

Net cash provided by (used in) financing activities	—	97.3	481.5	(544.1)	—	34.7

Increase (decrease) in cash and cash equivalents	(0.2)	(23.8)	6.2	56.8	—	39.0
Cash and cash equivalents at beginning of period	0.2	(3.8)	12.7	64.8	—	73.9

Cash and cash equivalents at end of period	$—	$(27.6)	$18.9	$121.6	$—	$112.9

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended June 30, 2003 versus Quarter Ended June 30, 2002

      Net Sales: Net sales for the second quarter 2003 decreased 4.8% or $51.8 million to $1,033.5 million from the second quarter 2002. The decrease in net sales is primarily due to approximately $177 million of lost business and reduced build volumes. In addition, contributing to the decrease was $25 million of discontinued business with a Tier 1 customer, $23 million attributable to the May 2003 tornado that shut down production at a customer assembly plant, $9 million due to poor economic conditions in South America and $18 million of customer price givebacks, net of commercial recoveries. The decline was offset by approximately $96 million in new business awards, $58 million from the acquisitions of the remainder of an Italian joint venture from Textron Inc. and a manufacturing operation in Logroño, Spain, and $48 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies.

      Net sales for the Trim and Cockpit Systems segment increased 0.7% or $4.6 million to $674.0 million from the second quarter 2002. The increase in net sales was primarily driven by approximately $59 million in new business awards, $58 million from acquisitions in Italy and Spain and $38 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. The increase was offset by approximately $80 million of lost and discontinued business and reduced build volumes. Also, the decline was due to $25 million from the exiting of an agreement with a Tier 1 customer, $23 million for the tornado that shut down production at a customer assembly plant, $9 million as a result of poor economic conditions in South America and $13 million of customer price givebacks, net of commercial recoveries.

      Net sales for the Flooring and Acoustics Systems segment decreased 9.1% to $228.7 million from the second quarter 2002. The decrease is primarily due to approximately $43 million of reduced build volumes and lost business, $10 million due to plant closures and $2 million of customer price givebacks, net of commercial recoveries. The decline was offset by approximately $24 million of new business awards and $10 million from exchange gains from strengthening Canadian and European currencies.

      Net sales for the Automotive Fabric segment decreased 24.5% to $82.4 million, compared to the second quarter 2002. The decrease is due primarily to approximately $36 million of lost business and reduced build volume offset by $10 million of new business.

      Net sales for the Specialty Systems segment decreased $6.7 million, or 12.2%, to $48.2 million, from the second quarter 2002. The decrease is due primarily to lower build volumes and net lost business of $5 million.

      Gross Profit: The gross profit percentage for the second quarter 2003, was 12.1%, down from 14.6% in the comparable 2002 period. This decrease was primarily due to a decline in the gross margin of the Trim and Cockpit Systems segment and Automotive Fabric segment. The decline in the gross margin of the Trim and Cockpit Systems segment was attributed to an increase in the mix of the cockpit modules that carry a lower overall margin due to high purchased component content and $4 million net impact of the amortization of purchase accounting adjustments related to unfavorable customer contracts in the second quarter 2002. Also, the launch of the Durango partially contributed to the decrease in gross profit due to the lower initial sales volume and start up costs.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the second quarter 2003 decreased $1.5 million to $75.5 million compared to $77.0 million in the 2002 period. As a percentage of sales, selling, general and administrative expenses increased slightly from 7.1% in the second quarter 2002 to 7.3% in 2003. Net engineering and design related costs for significant new program awards increased by $7.7 million in the second quarter 2003 compared to the same period in 2002. Offsetting the cost increase were savings related to restructuring and globalization of selling, general and administrative functions.

      Restructuring Charges: During the second quarter 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $4.9 million. The 2003 charge included approximately $4.2 million of severance cost and $0.7 million of costs related to the establishment of reserves for lease commitments and other exit costs.

      Impairment of Long-Lived Assets: During the second quarter 2003, the Company recognized a $0.8 million write-down of fixed assets related to an European Trim and Cockpit Systems location.

      Operating Income Highlights by Segment: Operating income at the Trim and Cockpit Systems segment declined $42.7 million. Included in 2003 operating income is approximately $3 million in restructuring and impairment charges.

      Utilizing the financial measurement of operating income plus depreciation and amortization, the Company had identified twelve manufacturing facilities that had a disproportionate negative impact on the overall Company performance in the first quarter. Ten of these facilities, which were located in the Trim and Cockpit Systems segment, were specifically targeted for improvement through a combination of operational, pricing and financial management initiatives. Key issues in the first quarter of 2003 included excess manufacturing costs associated with recent or pending product launches, non-recovered costs from customer engineering changes and capacity related issues due to both production constraints, and customer line rate reductions causing manufacturing overhead inefficiencies.

      The Company assigned cross-functional teams to each of these manufacturing facilities to address these issues and continue to improve operating performance. In the second quarter of 2003, five of the twelve facilities were profitable (including one-time customer recoveries of $8 million). The Company will continue to focus on the remaining seven problem facilities.

      The Flooring and Acoustics Systems operating income increased $5.9 million primarily as a result of $9 million of material and labor efficiencies. This increase was partially offset by a decline in build volumes and approximately $2 million of customer price givebacks net of commercial recoveries.

      The $7.1 million decrease in operating income at the Automotive Fabric segment was primarily as a result of approximately $7 million decrease in build volumes and $2 million of customer price givebacks. These declines were offset by $2 million of improved spending and manufacturing efficiencies.

      The Specialty Systems operating income decreased primarily because of approximately $4 million of customer price givebacks and decreased build volumes, offset by $3 million in improved spending and manufacturing performance.

      Interest Expense, Net: Net interest expense decreased $0.8 million to $37.5 million for the second quarter 2003. The decrease is primarily due to lower average interest rates.

      Loss on Sale of Receivables: In connection with the receivables sold to non-recourse facilities and through factoring arrangements, a loss of $1.3 million was recognized during the second quarter 2003, compared to a loss of $1.1 million for the second quarter of 2002. The increase is due to new non recourse factoring arrangements entered into during the year.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron Inc. preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, Products repurchased $133.3 million of liquidation preference Series A preferred stock that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The difference between the initial recorded value and the initial liquidation preference is being accreted over the life of the stock using the effective interest method. During the second quarter 2003, preferred stock accretion and dividend costs were $2.3 million and $6.7 million, respectively. The second quarter 2002 preferred stock accretion and dividend costs were $2.0 million and $8.8 million, respectively.

      Other Expense (Income), Net: In the second quarter 2003, other expense (income), net primarily included $21.4 million of foreign currency transaction gains and minority interest in a consolidated subsidiary of $3.1 million.

      In the second quarter of 2002, other expense (income), net primarily included $13.8 million of losses related to derivatives used in the Company’s foreign currency hedging strategy and $1.1 million of losses related to investments in joint ventures offset by $6.9 million of foreign currency transaction gains.

      Income Taxes: The Company recognized an income tax expense of $7.8 million for second quarter 2003 compared to an income tax expense of $20.8 million in the second quarter 2002. Net cash taxes paid during the period were $12.6 million. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of intercompany financing.

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

      During the second quarter of 2003, the Company implemented a change in the method of accounting for holiday pay so that such pay is accrued, and expense is recognized during the period for which the actual holiday occurs. Formerly, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned. As the prior method allocated costs within the fiscal year, there is no effect on prior years. The effect of the change on the three months ended June 30, 2003, was to increase net income by $1.4 million ($0.02 per share).

      Additionally, during the second quarter of 2003, the Company implemented a change in the method of accounting for crib supply inventories held at plants. Crib supply inventories include small motors, replacement parts for production equipment and other miscellaneous repair parts for buildings, equipment and machinery. The Company implemented a perpetual crib supply inventory system and harmonized its policy to consistently account for the capitalization of crib supply inventories. Formerly, the Company had different capitalization thresholds following the various acquisitions in late 2001 and 2002, which ranged from not capitalizing any crib supply items to capitalizing only items greater than two thousand dollars. The new accounting method better matches the cost with the period benefitting from the expenditure, as such, inventories are charged to expense as they are placed into service and begin generating revenue. Pro forma and the cumulative effect amounts relating to the change in accounting for crib inventories is not determinable as perpetual records of crib inventory were not maintained at all the plants prior to the application of the new method in the second quarter of 2003. The effect of the change on the three months ended June 30, 2003, for the plants that had no perpetual records was to increase inventory and reduce cost of sales by $1.8 million after tax ($0.02 per share).

      Net Income: The combined effect of the foregoing resulted in net income of $10.7 million in the second quarter 2003, compared to a net income of $13.2 million in the second quarter 2002.

Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

      Net Sales: Net sales for the six months ended June 30, 2003 increased 3.4% or $68.5 million to $2,068.6 million from the six months ended June 30, 2002. The increase in net sales was primarily driven by approximately $256 million of new business (including $182 million in new Trim and Cockpit business awards), $118 million primarily from the acquisitions of the remainder of an Italian joint venture from Textron Inc. and a manufacturing operation in Logroño, Spain and $81 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. These increases were offset by approximately $268 million of lost business and reduced build volumes, $48 million of discontinued business with a Tier 1 customer, $23 million attributable to the May 2003 tornado that shutdown production at a customer assembly plant, $13 million due to poor economic conditions in South America and $27 million of customer price givebacks, net of commercial recoveries.

      Net sales for the Trim and Cockpit Systems segment increased $142.5 million to $1,350.3 million from the six months ended June 30, 2002. The increase in net sales was primarily driven by approximately $182 million in new business awards, $109 million from acquisitions in Italy and Spain and $63 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. These increases were offset by approximately $104 million of lost and discontinued business, reduced build volumes and customer model changes, $48 million from the exiting of an agreement with a Tier 1 customer, $23 million attributable to the May 2003 tornado that shutdown production at a customer assembly plant, $13 million due to poor economic conditions in South America and $19 million of customer price givebacks, net of commercial recoveries.

      Net sales for the Flooring and Acoustics Systems segment decreased 6.1% to $449.1 million from the six months ended June 30, 2002. The decrease was primarily due to approximately $67 million of reduced build volumes and lost business, including $5 million of discontinued business, $15 million due to plant closures and $4 million of customer price givebacks, net of commercial recoveries. The decline was offset by approximately $40 million of new business awards and $17 million from exchange gains from strengthening Canadian and European currencies.

      Net sales for the Automotive Fabric segment decreased 19.0% to $171.0 million, compared to the six months ended June 30, 2002. The decrease was due primarily to approximately $75 million of lost business and reduced build volume offset by $27 million of new business as well as a $9 million increase in sales from the acquisition of Southwest Laminates, Inc..

      Net sales for the Specialty Systems segment decreased $4.7 million or 4.6%, to $98.0 million, from the comparable 2002 six month period. New business awards account for $6 million in sales increase offset by lower build volumes and lost business of $7 million and $3 million of customer price givebacks, net of commercial recoveries.

      Gross Profit: The gross profit percentage for the six months ended June 30, 2003 was 11.3%, down from 14.5% in the comparable 2002 six month period. This decrease was primarily due to declines in the gross margins of the Trim and Cockpit Systems segment and Automotive Fabric segment. The decline in the gross margin of the Trim and Cockpit Systems segment was attributed to an increase in the mix of the cockpit modules that carry a lower overall margin due to high purchased component content, approximately $11 million of customer price reductions net of commercial recoveries (including the $8 million one time customer recovery discussed above) and $12 million net impact of the amortization of purchase accounting adjustments related to unfavorable customer contracts in the six months ended June 30, 2002. Decreased sales volume in Canada, partially as a result of customer product launches, resulted in increased cost due to volume inefficiencies and start up costs. Also, the launch of the Durango partially contributed to the decrease in gross profit due to the lower initial sales volume and start up costs. The gross margin of the Automotive Fabrics segment was also adversely impacted by $6 million of customer price givebacks, including higher rebates received in the six months ended June 30, 2002.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the six months ended June 30, 2003 increased $2.4 million to $147.0 million compared to $144.6 million in the 2002 comparable period. As a percentage of sales, selling, general and administrative expenses decreased from 7.2% for the six months ending June 30, 2002 to 7.1% in the comparable 2003 period. Higher engineering and design costs associated with significant new business awards attributed to $15.3 million of the cost increase which was offset by lower costs due to restructuring and globalization of selling, general and administrative support functions.

      Restructuring Charges: During the second quarter 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $4.9 million. The 2003 charge included approximately $4.2 million of severance cost and $0.7 million of costs related to the establishment of reserves for lease commitments and other exit costs. During the first quarter 2002, the Company undertook a restructuring program costing $9.1 million. The 2002 charge included $5.5 million of severance cost and $3.6 million of other exit costs.

      Impairment of Long-Lived Assets: During the six months ended June 30, 2003, the Company recognized a $8.5 million write-down of fixed assets, $7.7 million of which related to the initial 50% interest acquired in an Italian joint venture and $0.8 million related to an European Trim and Cockpit Systems location. The Company also recognized a $10.4 million impairment of the Becker non-compete agreement.

      Operating Income Highlights by Segment: Operating income at the Trim and Cockpit Systems segment declined $80.1 million. Included in 2003 operating income is the $18.1 million in asset impairments and approximately $3 million in restructuring charges.

      Utilizing the financial measurement of operating income plus depreciation and amortization, the Company had identified twelve manufacturing facilities that had a disproportionate negative impact on the overall Company performance in the first quarter. Ten of these facilities, located in the Trim and Cockpit Systems segment, were specifically targeted for improvement through a combination of operational, pricing and financial management initiatives. Key issues in the first quarter of 2003 included excess manufacturing costs associated with recent or pending product launches, non-recovered costs from customer engineering changes and capacity related issues due to both production constraints, as well as customer line rate reductions causing manufacturing overhead inefficiencies.

      The Company assigned cross-functional teams to each of these manufacturing facilities to address these issues and continue to improve operating performance. In the second quarter of 2003, five of the twelve facilities were profitable (including one-time recoveries of $8 million). The Company will continue to focus on the remaining seven facilities.

      The Flooring and Acoustics Systems operating income increased $10.8 million primarily as a result of $19 million of material and labor efficiencies and $3 million from exchange gains from strengthening Canadian and European currencies. This increase was partially offset by a $10 million decline in build volumes and approximately $4 million of customer price givebacks net of commercial recoveries.

      The $14.6 million decrease in operating income at the Automotive Fabric segment was primarily as a result of an approximately $11 million decrease in build volumes and $6 million of customer price givebacks including higher rebates received in the six months ending June 30, 2002. These declines were offset by $2 million of improved spending, manufacturing efficiencies and savings related to restructuring.

      The Specialty Systems margins dropped slightly due primarily to approximately $4 million of customer price givebacks and a $1 million decline in build volumes, offset by improved spending and manufacturing performance and savings related to restructuring.

      Interest Expense, Net: Net interest expense decreased $2.5 million to $73.5 million for the six months ended June 30, 2003. The decrease is primarily due to lower average interest rates.

      Loss on Sale of Receivables: In connection with the receivables sold to non-recourse facilities and through factoring arrangements, a loss of $2.7 million was recognized during the six months ended June 30, 2003, compared to a loss of $2.2 million for the six months ended June 30, 2002. The increase is due to new non-recourse factoring arrangements entered into during the year.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron Inc. preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, Products repurchased $133.3 million of liquidation preference Series A preferred stock that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The difference between the initial recorded value and the initial liquidation preference is being accreted over the life of the stock using the effective interest method. During the six months ended June 30, 2003, preferred stock accretion and dividend costs were $4.4 million and $13.2 million, respectively. The six months ended June 30, 2002 preferred stock accretion and dividend costs were $3.9 million and $18.1 million, respectively.

      Other Expense (Income), Net: In the six months ended June 30, 2003, other expense (income), net primarily included $24.2 million of foreign currency transaction gains and minority interest in a consolidated subsidiary of $2.3 million primarily offset by $1.5 million of losses related to derivatives used in the Company’s foreign currency hedging strategy.

      In the six months ended June 30, 2002, other expense (income), net primarily included $12.9 million of losses related to derivatives used in the Company’s foreign currency hedging strategy and $2.3 million of losses related to investments in joint ventures offset by $5.1 million of foreign currency transaction gains and minority interest in a consolidated subsidiary of $1.1 million.

      Income Taxes: The Company recognized an income tax expense of $8.7 million for six months ended June 30, 2003 compared to an income tax expense of $27.7 million in the six months ended June 30, 2002. Net cash taxes paid during the period were $16.2 million. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of intercompany financing.

      Cumulative Effect of Change in Accounting Principle: During 2002, the Company completed its implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived assets are no longer amortized but are tested for impairment. In accordance with SFAS No. 142, the Company employed a discounted cash flow analysis in conducting its impairment test. As a result of the test, the Company recorded an impairment loss of $11.7 million relating to the UK Plastics business in the Trim and Cockpits Systems segment.

      During the six months ended June 30, 2003, the Company implemented a change in the method of accounting for holiday pay so that such pay is accrued, and expense is recognized during the period for which the actual holiday occurs. Formerly, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned. As the prior method allocated costs within the fiscal year, there is no effect on prior years. The effect of the change on the six months ended June 30, 2003, was to increase income by $3.6 million ($0.04 per share).

      Additionally, during the six months ended June 30, 2003, the Company implemented a change in the method of accounting for crib supply inventories held at plants. Crib supply inventories include small motors, replacement parts for production equipment and other miscellaneous repair parts for building equipment and machinery. The Company implemented a perpetual crib supply inventory system and harmonized its policy to consistently account for the capitalization of crib supply inventories. Formerly, the Company had different capitalization thresholds following the various acquisitions in late 2001 and 2002, which ranged from not capitalizing any crib supply items to capitalizing only items greater than two thousand dollars. The new accounting method better matches the cost with the period benefitting from the expenditure, as such, inventories are charged to expense as they are placed into service and begin generating revenue. Pro forma and the cumulative effect amounts relating to the change in accounting for crib inventories is not determinable as perpetual records of crib inventory were not maintained at all the plants prior to the application of the new method in the second quarter of 2003. The effect of the change on the six months ended June 30, 2003, for the plants that had no perpetual records was to increase inventory and reduce cost of sales by $1.8 million after tax ($0.02 per share).

      Net Loss: The combined effect of the foregoing resulted in net loss of $15.5 million in the first half of 2003, compared to a net loss of $5.2 million in the first half of 2002.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $40.1 million and $81.3 million at June 30, 2003 and December 31, 2002, respectively. The Company’s ability to utilize availability under its various credit arrangements and receivables facility was limited, in accordance with covenants established under the senior secured credit facility. As a result of the restrictions, at June 30, 2003, the Company had $75 million in aggregate of unutilized availability. Funding limitations are based on the Company’s financial performance and target levels established by the covenants. As of June 30, 2003, but prior to these funding limitations established by the covenants, the Company would have had $251.9 million of unutilized availability under its various facilities. The total availability was comprised of $118.5 million under the Company’s receivables facility, $114.1 million under the Company’s revolving credit facility, approximately $19.3 million under uncommitted bank facilities in Canada and other foreign locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $42.9 million as of June 30, 2003.

      In the second quarter, the Company executed a second amendment to the senior secured credit agreement. The principal changes were modifications of certain covenants, including an increase in the maximum permitted leverage covenant and a decrease in the minimum interest coverage ratio. The amendment is effective for periods following the first quarter 2003. Other modifications were made to the credit agreement and are detailed in Note 7 “Long-Term Debt and Capital Lease Obligations” as well as in the copy of the amendment, which was filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 2003.

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

Operating Activities

      Net cash provided by operating activities of the Company was $62.4 million for the six months ended June 30, 2003, compared to net cash provided by operating activities of $111.6 million in the six months ended June 30, 2002. The 2003 decrease is primarily the result of a reduction in working capital and variations in earnings.

Investing Activities

      Net cash used in investing activities of the Company was $104.9 million for the six months ended June 30, 2003, compared to net cash used of $107.3 million for the six months ended June 30, 2002. The decrease in cash used in investing activities is primarily the result of $8.6 million less of acquisition costs and receiving $3.1 million of proceeds from the sale of property, plant and equipment offset by $9.3 million more in capital expenditures.

Financing Activities

      Net cash provided from financing activities for the six months ended June 30, 2003 was $1.3 million compared to net cash provided by financing activities for the six months ended June 30, 2002 of $34.7 million. This decrease in cash provided from financing activities is the result of a $100.0 million decrease from the repurchase of preferred stock and a $153.1 million decrease in proceeds from issuance of common stock offset by a $19.7 million decrease in net borrowings.

      In August 2003, Standard and Poor’s lowered its corporate credit rating for the Company to B+ from BB-.

Outlook

      To further enhance North American automotive revenues, OEMs and transplants are continuing to offer incentives in 2003 that should enable production schedules to remain consistent with 2002 levels. The European market is expected to remain relatively soft, and that market has the potential for continuing declines in production compared to the prior year levels. However, the Company remains cautiously optimistic that North American vehicle production will remain stable for the remainder of 2003, despite the fact that inventory levels at the OEMs appear to be at higher levels than in comparable periods.

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, capital expenditures, product launches and lease expense. As previously noted, the Company has an ongoing aggressive plan to improve the various operating performance at all of its facilities. While improvements are being obtained, further work remains to have all plants profitable on a continuing basis.

      To expedite these desired performance objectives, the Company has announced further restructuring actions aimed principally at rightsizing the support operations by providing the proper expertise to support the substantial revenue growth over the next several years. Consistent with recent actions taken by the Company’s customers and competitors, the Company will reduce its global salaried headcount by about 14% or nearly 750 positions. These rightsizing actions are expected to result in cash restructuring charges of about $20 million, spread over three quarters. The Company anticipates that its fixed cost structure will be reduced by about $50 million when fully effective next year. In conjunction with some other smaller restructuring activities at the plant level, total savings are projected to exceed $60 million per year.

      Management believes cash flow from operations will provide adequate sources of liquidity for the Company and could, if necessary, be supplemented with additional proceeds from financing activities. However, the Company’s sources of liquidity may be inadequate if it is unable to successfully complete the above-described intensive financial improvement program in accordance with its expectations, economic conditions worsen or the Company is unable to meet financial or operating covenants as a result of the foregoing. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company’s ability to incur additional debt, and the Company may be unable to secure equity or other financings. The Company also believes it could obtain favorable modifications related to existing debt instruments and related covenants.

      The Company recently received notice from one of its customers of an issue regarding the calculation methods for achieving its current year pricing adjustments. The Company believes that its methods are correct and consistent with prior practices and expects that this issue will be satisfactorily resolved through mutual agreement.

      The Company’s first quarter 2003 results were below the forecast utilized in testing for the goodwill impairment for the year ended December 31, 2002. During this first quarter, the conditions in the markets in which the Company operates continued to deteriorate and customer production schedules continued to decline. As a result of these factors, the Company reduced its operating and financial plans for 2003. As a result, the Company initiated an interim impairment test (outside of the annual testing date of November 1) during the second quarter 2003. During this second quarter, the Company carefully reviewed all of its assumptions regarding revenue growth and improved operating margins. This analysis by each reporting unit focused on new business awards, implementation of strategic business initiatives such as restructuring, material savings, plant efficiencies, revenue growth and additional product/ process technology applications. While the Company is aggressively attacking its overall cost structure, the NAFTA plastic group has even more definitive objectives initiated after the 2003 first quarter performance on a specified plant basis. As a result of these well-defined programs, the Company, utilizing an independent outside evaluator, completed the first step of the goodwill impairment test which indicated that the fair value of the reporting units exceeded the carrying values, and therefore no additional impairment testing was necessary. The Company employed a similar methodology as at year-end 2002, utilizing a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company will conduct its normal annual goodwill impairment test in the fourth quarter.

Contractual Obligations

      Below is the table that identifies the Company’s significant contractual obligations. For additional information regarding these obligations please refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2002.

	Payment Due By Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

	(in millions)
Long-term debt	$1,285.6	$25.7	$359.9	$400.0	$500.0
Preferred stock(a)	141.5	—	—	—	141.5
Operating leases(b)	304.0	30.5	81.0	56.7	135.8
Capital expenditures	20.7	20.7	—	—	—
Short-term borrowings	5.8	5.8	—	—	—

Total obligations	$1,757.6	$82.7	$440.9	$456.7	$777.3

(a)	Mandatorily Redeemable Preferred Stock of Subsidiary

(b)	In addition to the operating leases obligations, at the end of certain equipment leases (including the expiration of all renewal options) the Company is required to guarantee a minimum value, of the equipment, to the lessor of up to approximately $21 million.

      Capital Expenditures: The Company makes capital expenditures on a recurring basis for replacements and improvements. As of June 30, 2003, the Company made approximately $75.1 million in capital expenditures. The Company currently anticipates that its capital expenditures for 2003 will range from approximately $135 million to $145 million. A portion of capital expenditures may be financed through leasing arrangements. Capital expenditures in future years will depend upon demand for the Company’s products and changes in technology.

Other Commitments

      As of June 30, 2003, the Company’s continuing operations had approximately $20.7 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

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

Effects of Certain Transactions with Related Parties

      On March 27, 2003, the Company entered into a termination agreement and release to buyout the non-compete agreement between the Company and Charles E. Becker, a member of the Company’s Board of Directors and is a limited partner in Heartland Industrial Partners. The Company paid $11.3 million in April 2003 as part of the termination agreement and release. The non-compete agreement, which was entered into as part of the Becker acquisition, required the Company to make periodic payments. As a result of this transaction, the Company incurred a loss of $10.4 million, which is primarily due to the write-off of intangible assets initially recorded in conjunction with the Becker acquisition.

      On January 17, 2003, the Company acquired the remaining 50% interest in an Italian automotive joint venture from Textron Inc., a related party, for $15 million, which also terminated a $28 million put-option by Textron Inc. that was exercisable in December 2004. During the first quarter the Company incurred fixed asset impairments of $7.7 million relating to the 50% interest owned previously.

      In January 2003, the Company purchased equipment from Joan Fabrics for $4.7 million to support an anticipated increase in the production of furniture fabrics. The Company also anticipates that it will enter into a supply agreement with Joan Fabrics in 2003 to supply furniture fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics and is a limited partner in Heartland Industrial Partners. Joan Fabrics would be responsible for all marketing, design, customer service and distribution functions and will also assume marketing responsibility for the Company’s existing furniture fabrics business.

      The Company has lease agreements with both Becker Ventures, an entity controlled by Charles E. Becker one of the Company’s current directors and shareholders, and Textron Inc. For the quarter and six months ended June 30, 2003, the Company recorded a total cost of $4.0 million and $7.8 million, respectively, for rental expenses with related parties. For the quarter and six months ended June 30, 2002, the Company recorded a total cost of $4.2 million and $8.4 million, respectively, for rental expenses with related parties.

      As part of a 10 year Services Agreement entered into in 2001 between the Company, Products and Heartland, the Company will pay Heartland an annual advisory fee of $4.0 million. For the six months ended June 30, 2003, the Company paid Heartland $2.0 million.

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. Payments under the Textron Leasing Transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three (3) years with three one (1) year renewal options. At the end of the leases (including the expiration of all renewal options) there is the option of either purchasing all of the equipment for approximately $26 million, or returning the equipment to the lessor. In the event the equipment is returned, arrangements will be made for the disposition of the equipment. The Company is required to guarantee a minimum value to the lessor of up to approximately $21 million upon expiration of the leases. As is customary, the documentation for the Textron Leasing Transaction incorporates covenants by reference, from the Senior Secured Credit Facility, that may be amended or waived by the senior lenders, and also contain events of default.

Safe Harbor Statement

      This Report on Form 10-Q contains “forward-looking” information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “continue,” “predict” and similar words used in this Form 10-Q. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including, but not limited to, general economic conditions in the markets in which the Company operates and industry based factors such as:

•	declines in the North American, South American and European automobile and light truck builds,

•	labor costs and strikes at the Company’s major customers and at the Company’s facilities,

•	changes in consumer preferences,

•	dependence on significant automotive customers,

•	the level of competition in the automotive supply industry and pricing pressure from automotive customers,

•	risks associated with conducting business in foreign countries,

•	implementation of the reorganization plan, and

•	the outcome of the pending audit committee investigation.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Interest Rate Risk Management

      The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders’ equity could be adversely impacted by fluctuations in currency exchange rates and interest rates. To manage the volatility relating to these exposures, the Company aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company may enter into various derivative transactions pursuant to its risk management policies. The primary purpose of the Company’s foreign currency and interest rate risk management policies and activities is to manage these risks to acceptable levels.

      To manage its risks, the Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts and purchased options with third parties, denominated in multiple currencies, which will mature during fiscal 2003. The details are as follows (amounts in millions, except average contract rate):

				Weighted Average
	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Derivative Type	Sold	Purchased	Notional Amount	(per Convention)	Gain/(Loss)

Options	CAD	USD	$45.2	1.55 CAD per USD	—

      In order to manage the interest rate risk associated with our debt portfolio, the Company may enter into derivative transactions to manage its exposures to changes in global interest rates, although the Company did not have in place any interest rate derivatives at June 30, 2003.

      Gains and losses on derivatives qualifying as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” are recorded on the balance sheet as a component of “Accumulated other comprehensive loss” to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of June 30, 2003, the Company had no derivatives designated as hedges under SFAS No. 133. Gains and losses from all derivatives that do not qualify as hedges under SFAS No. 133 are recorded in the income statement as required by SFAS No. 133, and the fair value is recorded in the balance sheet.

Concentration of Credit Risk

      In the normal course of business, the Company provides credit to customers in the automotive industry, performs credit evaluations of these customers and maintains reserves for potential credit losses. When realized, the losses have been within the range of management’s allowance for doubtful accounts.

Other Concentrations of Risk

      The Company invests the majority of its excess cash in money market accounts and, where appropriate, diversifies the concentration of cash among financial institutions. With respect to financial institutions, the Company has diversified its selection of counterparties and has arranged master-netting agreements, where allowed by law and the Company’s policies, to minimize the risk of loss.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls:

      An evaluation of internal controls was conducted for the year ended December 31, 2002 and continues each quarter in 2003. The following paragraphs detail management’s significant areas of focus to further enhance internal controls:

•	The Company has implemented certain enhancements, or is in the process of enhancing, internal controls relating to data quality and process efficiency with respect to its current consolidation system and preparation of consolidated financial statements. Recent actions relate to improving the systematic roll-up of both financial and non-financial information that is reported in the Company’s financial reports filed with the Securities & Exchange Commission. These actions have primarily focused on improving; (1) the entity structure utilized by the consolidation tool, (2) the collection and compilation of financial and non-financial data, and (3) the ability to identify and eliminate intercompany transactions and balances in a more efficient manner. The Company is currently making these changes to its existing consolidation system and is in the process of implementing a new consolidation system. As part of the new system implementation process, the Company is examining additional means to improve its internal controls. The Company is also enhancing its procedures with respect to ensuring timely and adequate review of non-standard journal entries and account reconciliations and adherence to existing corporate accounting policies and accounting principles generally accepted in the United States of America.

•	Further, the Company is implementing controls to ensure that financial and non-financial information that is generated by accounting or other company functions is adequately reviewed prior to being recorded in the Company’s books of record. As disclosed in Note 22 “Quarterly Financial Data,” of the Form 10-K for 2002, an error in the mathematical computation of foreign currency exchange gains was discovered and was reflected as a prior period adjustment in the third quarter 2002 financial statements. The error was detected as the result of a change in the individuals responsible for computing and reviewing the foreign currency exchange gain/loss. The Company is implementing new controls that are designed to improve the existing approval and authorization processes.

      Other than the above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recently completed evaluation. The Company also intends to refine its internal control procedures on an ongoing basis as deemed appropriate with a view towards making improvements.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      As previously disclosed, a purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland and ten current and former senior officers and/or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Four similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which are identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. On August 4, 2003, the court consolidated all five pending actions and appointed lead plaintiffs for the purported class. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on the Company’s financial condition, results of operations or cash flows.

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

      Refer to Note 14 “Commitments and Contingencies” for additional information regarding other claims against the Company.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

           May 15, 2003          Item 9 Regulation FD Disclosure

           June 26, 2003          Item 4 Changes in Registrant’s Certifying Accountant

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN CORPORATION

By:	/s/ J. MICHAEL STEPP

J. Michael Stepp
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Dated: August 15, 2003

EXHIBIT INDEX

Exhibit
Number	Description

11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).