Form 10-Q
period 2003-09-30
COLLINS & AIKMAN CORP
filed 2003-11-14
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑.

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑          No ☐.

          The interim financial statements included in this quarterly report were prepared by the Company and have not been reviewed by an independent public accountant as required by Rule 10-01(d) of Regulation S-X.

     As of October 31, 2003 the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

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
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
Amendment & Waiver
Third Amendment to Credit Agreement
Fourth Amendment to Credit Agreement
Resignation and Separation Agreement
Employment Agreement - Gerald E. Jones
Letter re: Amendment to Employment Agreement
Employment Agreement - Eric White
Employment Agreement - Millard L. King
Letter re: Amendment to Employment Agreement
Employment Agreement - Michael G. Torakis
Letter re: Amendment to Employment Agreement
Computation of Earnings Per Share
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

STATEMENT REGARDING REVIEW OF FINANCIAL STATEMENTS;
AUDIT COMMITTEE INVESTIGATION

      As previously disclosed in the Company’s Form 10-Q for the quarter ended June 30, 2003, the Company was advised of assertions concerning certain related party transactions and other matters and promptly advised the Audit Committee of these assertions. The Company’s Audit Committee, represented by an independent counsel, is conducting an inquiry into these matters. The Company has been advised by its independent auditors, KPMG LLP, that they will be unable to complete their SAS 100 review of the Company’s quarterly results prior to completion of the Audit Committee’s inquiry and their review of the results of that inquiry. Accordingly, the Company’s independent accountants, KPMG LLP, have not reviewed the accompanying unaudited consolidated financial statements as of September 30, 2003 and for the three-month period then ended in accordance with Rule 10-01(d) of Regulation S-X promulgated by the SEC. For the same reasons, KPMG, LLP has not completed its review of the Company’s unaudited consolidated financial statements as of June 30, 2003, and for the three-month period then ended in accordance with such rule. While senior management of the Company believes the assertions to be without merit, the Company cannot predict the outcome of the Audit Committee’s investigation and whether or not it will impact its financial reporting. In addition, there can be no assurance that additional assertions will not be made in the future and that the scope of the investigation will not expand.

Item 1.     Financial Statements

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

	(Unaudited)

	(in millions, except for per share data)
Net sales	$902.2	$922.5	$2,970.8	$2,922.6
Cost of goods sold	806.7	821.8	2,641.2	2,532.3

Gross profit	95.5	100.7	329.6	390.3
Selling, general and administrative expenses	63.1	71.2	210.1	215.8
Restructuring charges	21.9	25.1	26.8	34.1
Impairment of long-lived assets	2.2	8.7	21.1	8.7

Operating income (loss)	8.3	(4.3)	71.6	131.7
Interest expense, net	37.8	37.0	111.3	112.6
Interest expense from subsidiary preferred stock dividends	9.2	—	22.4	—
Interest expense from subsidiary preferred stock accretion	0.4	—	4.8	—
Subsidiary preferred stock dividends	—	6.2	—	24.4
Subsidiary preferred stock accretion	—	1.8	—	5.6
Loss on sale of receivables	1.8	0.8	4.5	3.0
Other expense (income), net	(0.2)	2.0	(23.9)	13.4

Loss from continuing operations before income taxes	(40.7)	(52.1)	(47.5)	(27.3)
Income tax expense (benefit)	(8.6)	(6.9)	0.1	20.9

Loss from continuing operations	(32.1)	(45.2)	(47.6)	(48.2)
Income from discontinued operations, net of income taxes of $6.3 in 2002	—	—	—	9.5
Cumulative effect of change in accounting principle, net of income taxes of $0 in 2002	—	—	—	(11.7)

Net loss	$(32.1)	$(45.2)	$(47.6)	$(50.4)

Earnings per share data:
Net loss	$(32.1)	$(45.2)	$(47.6)	$(50.4)
Loss on redemption of subsidiary preferred stock	—	—	—	(36.3)

Net loss available to common shareholders	$(32.1)	$(45.2)	$(47.6)	$(86.7)

Net income (loss) per basic and diluted common share:
Continuing operations	$(0.38)	$(0.54)	$(0.57)	$(1.15)
Discontinued operations	—	—	—	0.13
Cumulative effect of change in accounting principle	—	—	—	(0.16)

Net loss available to common shareholders	$(0.38)	$(0.54)	$(0.57)	$(1.18)

Average common shares outstanding:
Basic	83.6	83.6	83.6	73.7

Diluted	83.6	83.6	83.6	73.7

The accompanying notes are an integral part of the consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$22.5	$81.3
Accounts and other receivables, net	351.7	373.0
Inventories	189.4	171.6
Other	173.3	177.4

Total current assets	736.9	803.3
Property, plant and equipment, net	790.2	737.8
Deferred tax assets	171.3	165.0
Goodwill	1,325.3	1,265.5
Intangible assets, net	64.8	85.3
Other assets	94.5	100.2

	$3,183.0	$3,157.1

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$13.3	$10.5
Current maturities of long-term debt and capital lease obligations	26.9	23.5
Accounts payable	601.1	580.5
Accrued expenses	276.3	314.9

Total current liabilities	917.6	929.4
Long-term debt and capital lease obligations	1,289.8	1,255.2
Mandatorily redeemable preferred stock of subsidiary	151.1	—
Other, including post-retirement benefit obligation	412.4	438.4
Commitments and contingencies
Minority interest in consolidated subsidiary	4.7	12.7

Total liabilities	2,775.6	2,635.7

Mandatorily redeemable preferred stock of subsidiary	—	123.9

Common stock ($0.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at September 30, 2003 and December 31, 2002)	0.8	0.8
Other paid-in capital	1,282.3	1,282.3
Accumulated deficit	(820.2)	(772.6)
Accumulated other comprehensive loss	(55.5)	(113.0)

Total common stockholders’ equity	407.4	397.5

	$3,183.0	$3,157.1

The accompanying notes are an integral part of the consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(in millions)
OPERATING ACTIVITIES
Net loss	$(47.6)	$(50.4)
Adjustments to derive cash flow from operating activities:
Impairment of goodwill	—	11.7
Impairment of long lived assets	21.1	8.7
Deferred income tax expense (benefit)	(4.9)	19.3
Subsidiary preferred stock requirements	27.2	30.0
Depreciation	83.7	69.7
Amortization of other assets	17.5	15.1
Loss (gain) on sale of property, plant and equipment	(2.6)	2.1
Decrease in accounts and other receivables	65.1	13.7
Reduction of participating interests in accounts receivable, net of redemptions	(30.8)	(79.9)
Increase in inventories	(15.4)	(36.6)
Increase in accounts payable	9.5	25.2
Increase in interest payable	28.6	23.4
Changes in other assets	(70.1)	37.5
Changes in other liabilities	(37.7)	39.9

Net cash provided by operating activities	43.6	129.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	(119.9)	(101.2)
Sales of property, plant and equipment	15.2	0.2
Additional investment in Joint Venture	—	(6.0)
Payments for acquisitions and related costs	(37.8)	(42.2)

Net cash used in investing activities	(142.5)	(149.2)

FINANCING ACTIVITIES
Issuance of long-term debt and capital lease obligations	1.9	—
Repayment of long-term debt and capital lease obligations	(22.4)	(14.9)
Repurchase of preferred stock	—	(100.0)
Net borrowings on revolving credit facilities	58.5	—
Increase (decrease) in short-term borrowings	2.1	(5.7)
Proceeds from issuance of stock	—	150.8
Repayment of debt assumed in acquisition	—	(7.1)

Net cash provided by financing activities	40.1	23.1

Net increase (decrease) in cash and cash equivalents	(58.8)	3.3
Cash and cash equivalents at beginning of period	81.3	73.9

Cash and cash equivalents at end of period	$22.5	$77.2

Supplementary information:
Debt assumed in acquisition	$—	$6.7
Taxes paid	$18.2	$11.1
Interest paid	$73.1	$77.5

The accompanying notes are an integral part of the consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Organization

      Collins & Aikman Corporation (the “Company”) is a Delaware corporation, headquartered in Troy, Michigan. The Company conducts all of its operating activities through its wholly owned Collins & Aikman Products Co. (“Products”) subsidiary. The Company is a global leader in design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company changed the composition of its reportable segments July 1, 2003 to reflect organizational changes and restated prior period segment data to be comparable. The Company operates through three segments: U.S. and Mexico Plastics, International Plastics and Global Soft Trim.

2.     Basis of Presentation

a. Basis of Presentation

      The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. Certain prior year items have been reclassified to conform to the 2003 presentation. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the Company’s 2002 Annual Report on Form 10-K.

b. Employee Stock Options

      Employee Stock Options: Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and amended the required disclosures. SFAS No. 123, “Accounting for Stock-Based Compensation” encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes.

      The following tabular information is presented as if the Company had adopted SFAS No. 123 and restated its results: (in millions, except per share amounts).

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss available to common shareholders:
As reported	$(32.1)	$(45.2)	$(47.6)	$(86.7)
Total employee stock based compensation expense determined under fair value based method for all awards, net of tax	1.5	0.9	4.4	2.6

Pro forma, net loss	$(33.6)	$(46.1)	$(52.0)	$(89.3)

Basic and diluted loss per share:
As reported	$(0.38)	$(0.54)	$(0.57)	$(1.18)
Pro forma	$(0.40)	$(0.55)	$(0.62)	$(1.21)

      During the first quarter 2003, the Company repriced 3,559,256 options with an exercise price of $10.00 to an exercise price of $8.00. For disclosure purposes, the repriced options were revalued to determine additional compensation cost that resulted from the difference in the fair value of the options prior to repricing and subsequent to repricing in accordance with SFAS No. 123. As a result of the repricing, the options increased in value by $611,000. The additional value will be allocated to compensation expense for pro forma purposes over the remaining vesting period. These options have a weighted average expected life of approximately 6 years. The assumptions used in valuing the repriced options are as follows: expected volatility ranged from 77.5% to 118%; expected lives ranged from 1 year to 6 years; the risk free interest rate ranged from 1.20% to 3.72% in 2003; and a zero expected dividend rate.

      Additionally, as a result of repricing the Company’s stock options, the options are treated as variable-based awards in accordance with APB No. 25. Since these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $8.00 exercise price established by repricing.

c. New Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities (VIE), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.” This interpretation provides guidance on the identification of VIEs, some of which may require consolidation based on factors beyond a majority voting interest. A VIE is defined in FIN 46 as an entity in which either the equity investors (if any) do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to VIEs created after January 31, 2003, and in the first fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company participates in one VIE as part of the Textron Leasing Transaction with the maximum potential loss related to certain equipment leases that is limited to the amount of the residual value guarantee as discussed in footnote 11. The Company expects to have to consolidate this VIE under FIN 46. The Company is in the process of determining the value of the assets and liabilities of the VIE. There have been no VIEs created after January 31, 2003. For the period prior to January 31, 2003, the Company is unaware of any other entities that would currently qualify as a VIE.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and clarifies the accounting for derivative instruments and hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003 (with exceptions) and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material effect on the Company’s earnings or financial position.

d. Changes in Accounting Principles

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards to require issuers to classify certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this statement by reclassifying the mandatorily redeemable preferred stock of subsidiaries to liabilities and reclassifying preferred stock requirements into interest expense effective with the quarter ending September 30, 2003. The measurement provisions of SFAS No. 150 were deferred indefinitely, although, the Company believes they would have an immaterial effect on its statements.

      During the second quarter 2003, the Company implemented a change in the method of accounting for holiday pay for interim periods so that such pay is accrued, and expense is recognized during the period in which the actual holiday occurs. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned. Previously, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year.

      As the prior method allocated costs within the fiscal year, there is no effect on prior years. The interim period effect of the change on the three months ended September 30, 2003 was to increase net income by $0.7 million ($0.01 per share); the effect of the change on the nine months ended September 30, 2003 was to increase net income by $4.3 million ($0.05 per share). The Company expects that this change will decrease net income by $4.3 million in the fourth quarter. There will be no effect on the entire fiscal year as the change only impacts interim periods.

      The effect of the change on the first quarter 2003 is as follows (in millions):

	Quarter Ended

	March 31, 2003
	(As Previously	March 31, 2003
	Reported)	(Adjusted)

Net sales	$1,035.1	$1,035.1
Cost of goods sold	928.1	925.7

Gross profit	107.0	109.4
Selling, general and administrative expenses	71.5	71.5
Impairment of long lived assets	18.1	18.1

Operating income	17.4	19.8
Other, net	45.0	45.1

Loss from continuing operations before income taxes	(27.6)	(25.3)
Income tax expense	1.1	0.9

Net loss	$(28.7)	$(26.2)

Earnings per share data:
Loss per basic and diluted common share	$(0.34)	$(0.31)

Average basic and diluted common shares outstanding	83.6	83.6

      The proforma amounts assuming the new method of accounting for holiday pay is applied retroactively to prior year periods is as follows:

	Quarter Ended	Nine Months Ended
	September 30, 2002	September 30, 2002

Net loss available to common shareholders	$(44.6)	$(84.2)
Net loss per common share	$(0.53)	$(1.14)

      Additionally, during the second quarter of 2003, the Company implemented a change in the method of accounting for crib supply inventories held at plants. Crib supply inventories include small motors, replacement parts for production equipment and other miscellaneous repair parts for buildings, equipment and machinery. In the second quarter the Company implemented a perpetual crib supply inventory system and harmonized its policy to consistently account for the capitalization of crib supply inventories. The new accounting method better matches the expenditure with the period benefited as such inventories are charged to expense when placed into service. Previously, the Company had different capitalization thresholds following the various acquisitions in late 2001 and 2002, which ranged from not capitalizing any crib supply items to capitalizing only items greater than two thousand dollars. Pro forma and the cumulative effect amounts relating to the change in accounting for crib inventories is not determinable as perpetual records of crib inventory were not maintained at all the plants prior to the application of the new method in the second quarter of 2003. The effect of the change was $1.8 million after tax or $0.02 per share recorded in the three months ended June 30, 2003, for the plants that previously had no perpetual records was to increase inventory and reduce cost of sales. For the third quarter 2003, the adoption had an insignificant effect since inventories remain under the new policy.

3.     Acquisitions and Goodwill

a. Acquisitions

      On January 2, 2003, the Company acquired Delphi Corporation’s plastic injection molding plant and related equipment in Logroño, Spain for $18 million. The 300,000 square foot Logroño facility includes 24 injection molders and one Class-A paint line.

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

b. Goodwill

      During the second quarter of 2002, the Company completed the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its initial impairment test in the second quarter 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.16 per average basic and diluted share relating to the UK Plastics business in the International Plastics segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, was accounted for as if it occurred on January 1, 2002. In addition, as required under SFAS No. 142, the Company subsequently completed an annual impairment test of goodwill and recorded no additional impairment. The Company completed this test again as of November 1, which indicated that the fair value of the reporting units exceeded the carrying values. Fair value was determined based upon the discounted cash flows of the reporting units while the market comparable approach consisted of an earnings multiple of forecasted EBITDA (operating income plus depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control.

      The Company’s first quarter 2003 results were below the forecasts utilized in testing for the goodwill impairment for the year ended December 31, 2002. During the first quarter 2003, the conditions in the markets in which the Company operates continued to deteriorate and customer production schedules continued to decline, and therefore, the Company reduced its operating and financial plans for 2003. As a result, the Company initiated an impairment test (outside of the annual testing date of November 1) during the second quarter 2003. During the second quarter, the Company carefully reviewed all of its assumptions regarding revenue growth and improved operating margins. This analysis by each reporting segment focused on new business awards, implementation of strategic business initiatives such as restructuring, material savings, plant efficiencies, revenue growth and additional product/process technology applications. While the Company is aggressively attacking its overall cost structure, the NAFTA plastics reporting unit has even more definitive objectives initiated after the 2003 first quarter performance on a specific plant basis. As a result of these well-defined programs, the Company, utilizing an independent outside evaluator, completed the first step of the goodwill impairment test which indicated that the fair value of the reporting units exceeded the carrying values, and therefore no additional impairment testing was necessary. The Company employed a similar methodology as at year-end 2002, utilizing a discounted cash flow analysis and a market comparable approach in conducting its impairment test.

      The changes in the carrying amounts of goodwill for the quarter and nine months ended September 30, 2003 were primarily a result of the additional acquisition of the remaining 50% interest of an Italian joint venture and the effect of foreign currency translation.

c. Acquired Intangible Assets

      The components of the Company’s acquired and other amortizable intangible assets as of September 30, 2003 and December 31, 2002 were as follows (in millions):

	September 30, 2003			December 31, 2002

		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer contracts	$51.0	$11.4	$39.6	$51.0	$6.3	$44.7
Patents and other	32.4	7.2	25.2	31.5	3.5	28.0
Non-compete agreement	—	—	—	18.0	5.4	12.6

	$83.4	$18.6	$64.8	$100.5	$15.2	$85.3

      Amortization expense for intangible assets for the periods ending September 30, 2004, 2005, 2006, 2007 and thereafter will be $8.7, $11.7, $11.7, $11.1 and $21.6, respectively.

4.     Inventories

      Inventory balances are summarized below (in millions):

	September 30, 2003	December 31, 2002

Raw materials	$96.7	$90.3
Work in process	44.7	33.7
Finished goods	48.0	47.6

	$189.4	$171.6

5.     Customer Engineering and Tooling

      The Company had assets of approximately $4.8 million and $8.4 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs at September 30, 2003 and December 31, 2002, respectively. The Company also capitalized $87.9 million and $77.1 million in costs for molds, dies and other tools, at September 30, 2003 and December 31, 2002, respectively, that are reimbursable by customers. In addition, the Company had capitalized $12.3 million and $11.0 million at September 30, 2003 and December 31, 2002, respectively, for molds, dies and other tools that the Company owns.

6.     Short-Term Borrowings

      The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements of certain of its foreign affiliates. As of September 30, 2003, the Company had lines of credit from international credit facilities of $32.4 million, of which $13.3 million was outstanding with $19.1 million available.

7.     Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations are summarized below (in millions):

	September 30, 2003	December 31, 2002

Senior Secured Credit Facilities:
Tranche A Term Loan Facility	$67.7	$83.8
Tranche B Term Loan Facility	288.4	293.8
Revolving Credit Facility	58.5	—
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006	400.0	400.0
10 3/4% Senior Notes, due 2011	500.0	500.0
Other (including capital lease obligations)	2.1	1.1

Total debt	1,316.7	1,278.7
Less current maturities (including current portion of capital lease obligations)	(26.9)	(23.5)

Total long-term debt and capital lease obligations	$1,289.8	$1,255.2

Senior Secured Credit Facilities

      The Senior Secured Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. These covenants limited the Company’s ability to utilize availability under any of its liquidity facilities, including the Senior Secured Credit Facilities. As a result of the restrictions, at September 30, 2003, the Company had $45.2 million in aggregate of unutilized availability. The covenants of the Senior Secured Credit Facilities also limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of subsidiary preferred stock, the prepayment of debt other than loans under the senior facilities, liens and certain lease transactions.

      In October 2003, the Company entered into amendment numbers three and four to the Senior Secured Credit Facilities Credit Agreement. The Third Amendment permitted the add-back of charges related to restructuring actions taken during the third quarter 2003 for covenant calculation purposes and to increase the maximum permitted leverage ratio for third quarter 2003 to 4.50:1.00. The Fourth Amendment permitted the add-back of charges up to $11 million related to future restructuring actions for covenant calculation purposes and to increase the maximum permitted leverage ratio in future quarters, including a leverage ratio of 5.00:1.00 at December 31, 2003. In connection with the Fourth Amendment, the Company agreed to increase its applicable margin for interest rate purposes by 0.25% at times when the Company’s previously reported leverage ratios exceeded 3.50:1.00 and to make adjustments to the interest coverage ratio. Previously, in the second quarter 2003, the Company signed a second amendment to the Senior Secured Credit Facilities Credit Agreement. The principal changes were to increase the maximum permitted leverage ratio for periods following the first quarter of 2003 and to decrease the minimum permitted interest coverage ratio for periods following the first quarter of 2003. In connection with the amendment, the Company agreed that its applicable margin for interest rate purposes could be increased by up to 0.50% at times when the Company’s previously reported leverage ratio exceeded 3.5:1.00. The Company paid customary fees to lenders in connection with all of the amendments.

8.     Receivables Facility and Non Recourse Factoring Facilities

      The Company has entered into various agreements with international lenders to sell accounts receivables of certain international operations on a non-recourse basis. As of September 30, 2003, the Company has utilized $80.7 million from these commitments. The funding levels and commitments by the lenders are based on the eligible receivables in the Company’s subsidiaries in the various countries, including subsidiaries in Belgium, Brazil, Germany, Italy, Mexico, Netherlands, Spain and Sweden. Under the agreements, $85.5 million of receivables have been sold, while the Company had retained an interest in $4.8 million on these sold receivables. The retained interest remains classified on the Company’s balance sheet as trade receivables. Under the agreements, the Company usually pays a factoring fee and a discount on the daily utilization of the facility. The expenses related to these agreements are recorded in the loss on sale account on the income statement.

      In connection with the receivables sold to non-recourse facilities and through factoring arrangements, the Company recognized a loss on sale of receivables of $1.8 million and $4.5 million for the quarter and nine months ended September 30, 2003. The Company recognized a loss on sale of receivables of $0.8 million and $3.0 million for the quarter and nine months ended September 30, 2002.

      The Company has an agreement to sell, on an ongoing basis, the trade accounts receivables of certain business operations to a bankruptcy-remote, special purpose subsidiary, (“Carcorp, Inc.”), wholly owned and consolidated by the Company. As of September 30, 2003 and December 31, 2002, Carcorp, Inc.’s total receivables pool was $213.8 million and $253.3 million, respectively. When the Company sells receivables to Carcorp, Inc., it retains a subordinated interest in the receivables sold. As of September 30, 2003 the utilization of the Receivables Facility was $35.2 million and an additional $80.4 million was available, subject to limitations imposed under the Senior Secured Credit Facilities (Note 7). At December 31, 2002, utilization of the Receivables Facility was $66.0 million and an additional $93.2 million of funding was available but unutilized.

      The Company is required to pay a fee of 0.50% on the unused portion of the facility. A discount on the sold receivables is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee of 1.50%. The discount rate at September 30, 2003 was 2.60%.

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

10.     Restructuring and Impairment

      Activity related to the restructuring reserve is as follows (in millions):

		Lease Commitments
	Severance	and Other Exit
	Costs	Costs	Total

Restructuring Reserves:
Balance at beginning of year	$17.5	$10.7	$28.2
Charged to expense	21.0	5.8	26.8
Costs paid	(16.4)	(6.8)	(23.2)

Ending balance	$22.1	$9.7	$31.8

3rd Quarter 2003 Restructuring:
Costs expected	21.7	6.7	28.4
Costs paid in 3rd quarter and to date	(3.6)	(0.6)	(4.2)

      During the third quarter 2003, the Company undertook a restructuring program to rightsize its overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $21.9 million. The 2003 charge included approximately $16.8 million of severance cost and $5.1 million of costs related to the establishment of accruals for lease commitments and other exit costs. The Company restructuring plan includes severance of nearly 1,600 personnel, with approximately 500 personnel from the Company’s U.S. and Mexico Plastics unit, approximately 300 from the International Plastics unit, approximately 600 from Global Soft Trim unit and approximately 200 from the Company’s corporate locations. Additionally, the Company recognized a $2.2 million write down of fixed assets related primarily to International Plastics locations.

      Included in the third quarter 2003 restructuring charge severance cost were charges related to the separation agreement with Jerry L. Mosingo, the former President and CEO. In August 2003, the Company’s Board of Directors appointed David Stockman as CEO, in addition to retaining his position of Chairman. Under the terms of his separation agreement, Mr. Mosingo received $0.6 million in the third quarter of 2003 and will receive $0.2 million per quarter through December 31, 2004 and $0.1 million for the quarter ending March 31, 2005, and other fringe and retirement benefits. The resulting third quarter 2003 restructuring charge was $5.3 million which includes the present value of future benefits of $2.8 million.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

3rd Quarter 2003 Restructuring:
Total costs expected	$6.8	$5.9	$5.6	$10.1	$28.4
Costs expensed in period and to date	4.9	4.4	3.6	9.0	21.9

      During the second quarter 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on U.S. and Mexico operations resulting in a restructuring charge of $4.9 million. The 2003 charge included approximately $4.2 million of severance cost and $0.7 million of costs related to the establishment of reserves for lease commitments and other exit costs. The Company’s restructuring plan includes severance of over 500 personnel. Of the 500 personnel approximately 450 were terminated in the second quarter of 2003 with approximately 170 personnel at the Company’s International Plastics segment, approximately 160 at Global Soft Trim segment and approximately 120 at the Company’s corporate locations. Additionally, the Company recognized a $0.8 million write down of fixed assets related to an International Plastics location. Activity related to the third quarter for this program was $0.4 million for severance costs with $0.3 million of lease commitment and other exit costs remaining in the reserve.

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

      Included in the third quarter 2002 restructuring charge severance costs were charges related to the separation agreement with Thomas Evans the former Chairman and CEO. In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, Chief Executive Officer (CEO) and Director of the Company. Under the terms of his separation agreement, Mr. Evans received $5.5 million on August 15, 2002 and will receive quarterly payments of $0.3 million through June 30, 2004. The resulting third quarter 2002 restructuring charge was $8.9 million.

      In the first quarter 2002, the Company undertook a restructuring program to rationalize operations in North America and Europe resulting in a restructuring charge of $9.1 million. This restructuring included $5.5 million of severance costs and $3.6 million of costs related to the establishment of reserves for lease commitments and lease termination fees. The Company recognized severance costs for over 100 personnel primarily at the Company’s North America and European headquarters. The reserve for lease commitments relates to contractual obligations for the Company’s former headquarters facility, while the termination fees relate to an aircraft lease.

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

11.     Related Party Transactions

      On March 27, 2003, the Company entered into a termination agreement and release to buyout the non-compete agreement between the Company and Charles E. Becker, a member of the Company’s Board of Directors and an affiliate of whom is a limited partner in Heartland Industrial Partners, L.P. (Heartland). The Company paid $11.3 million in April 2003 as part of the termination agreement and release. The non-compete agreement, which was entered into as part of the Becker acquisition, required the Company to make periodic payments. The liability representing the present value of these payments was extinguished as a result of this transaction. As a result of this transaction, the Company incurred a loss of $10.4 million, which is primarily due to the write-off of intangible assets initially recorded in conjunction with the Becker acquisition.

      In January 2003, the Company purchased a furniture fabric business from Joan Fabrics for $4.7 million. Accordingly, the Company entered into a supply agreement with Joan Fabrics to supply furniture fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics and is a limited partner in Heartland. Joan Fabrics is responsible for all marketing, design, customer service and distribution functions and has assumed marketing responsibility for the Company’s pre-existing furniture fabrics business.

      The Company has lease agreements with both Becker Ventures, an entity controlled by Charles E. Becker, one of the Company’s current directors and shareholders, and Textron Inc. For the quarter and nine months ended September 30, 2003, the Company recorded a total cost of $4.3 million and $12.1 million, respectively, for rental expenses with these related parties. For the quarter and nine months ended September 30, 2002, the Company recorded a total cost of $5.2 million and $13.6 million, respectively, for rental expenses with these related parties.

      As part of a 10 year Services Agreement entered into in 2001 between the Company, Products and Heartland, the Company will pay Heartland an annual advisory fee of $4.0 million. For the nine months ended September 30, 2003, the Company paid Heartland $3.0 million.

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. The Company determined that it was the primary beneficiary of one of the entities and is accounting for it as a VIE under FIN 46. Payments under the Textron Leasing Transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three (3) years with three one (1) year renewal options. At the end of the leases (including the expiration of all renewal options), there is the option of either purchasing all of the equipment for approximately $26 million, or returning the equipment to the lessor. In the event the equipment is returned, arrangements will be made for the disposition of the equipment. The Company is required to guarantee a minimum value to the lessor of up to approximately $21 million upon expiration of the leases.

12.     Income Taxes

      The Company recognized income tax benefit of $8.6 million and $6.9 million for the quarters ended September 30, 2003 and 2002. The Company recognized income tax expense of $0.1 million and expense of $20.9 million for the nine months ended September 30, 2003 and 2002, respectively. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of a financing arrangement and a tax credit.

13.     Information About the Company’s Operations

      In conjunction with the 2003 restructurings, the Company changed their reportable segments to align with organization changes and senior management responsibilities. The Company’s new reportable segments consist of U.S. and Mexico Plastics, International Plastics and Global Soft Trim. International Plastics includes all international plastics operations, including Canada. The U.S. and Mexico Plastics and International Plastics segments include interior trim components such as door panels, instrument panels, consoles, package trays and cargo management systems, exterior trim components such as bumper fascias and cladding and fully assembled cockpit systems and components thereof. The Global Soft Trim segment includes molded non-woven and tufted carpet, alternative molded flooring, accessory mats and acoustics systems consisting of absorbing materials, damping materials, engine compartment noise vibration and harshness systems, interior insulators, seat body cloth, insert fabric, headliner fabric, convertible roof systems, hard top retractable roof systems, tonneau covers and actuation systems. The Company changed the composition of its reportable segments beginning July 1, 2003 and restated prior period segment data to be comparable.

      The segments consist of dedicated facilities and division offices focused on the manufacturing, assembly and sequencing of the aforementioned products and systems. The other categories consist of costs not allocated to operating segments including selling, product development and administrative costs. The Company evaluates performance based on operating profit or loss.

      Information about the Company’s segments is presented below (in millions):

	Quarter Ended September 30, 2003

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$312.0	$273.8	$316.4	$—	$902.2
Inter-segment revenues	2.8	3.8	—	(6.6)	—
Preferred stock requirement	—	—	—	9.6	9.6
Depreciation and amortization	10.2	9.3	11.9	2.2	33.6
Goodwill	718.9	331.9	274.5	—	1,325.3
Operating income (loss)	16.5	1.4	27.4	(37.0)	8.3
Total assets	1,049.1	803.6	697.9	632.4	3,183.0
Capital expenditures	11.1	15.5	18	0.2	44.8

	Quarter Ended September 30, 2002

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$371.0	$208.0	$343.2	$0.3	$922.5
Inter-segment revenues	2.1	3.1	—	(5.2)	—
Preferred stock requirement	—	—	—	8.0	8.0
Depreciation and amortization	4.7	7.4	12.1	1.9	26.1
Goodwill	711.8	241.8	269.9	—	1,223.5
Operating income (loss)	12.3	(14.9)	31.7	(33.4)	(4.3)
Total assets	1,206.3	615.3	739.8	569.6	3,131.0
Capital expenditures	14.4	7.2	1.9	11.9	35.4

	Nine Months Ended September 30, 2003

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$1,018.2	$917.9	$1,034.7	$—	$2,970.8
Inter-segment revenues	9.6	12.5	—	(22.1)	—
Preferred stock requirement	—	—	—	27.2	27.2
Depreciation and amortization	31.6	28.7	35.0	5.9	101.2
Goodwill	718.9	331.9	274.5	—	1,325.3
Operating income (loss)	49.2	(0.7)	122.5	(99.4)	71.6
Total assets	1,049.1	803.6	697.9	632.4	3,183.0
Capital expenditures	28.2	34.3	52.0	5.4	119.9

	Nine Months Ended September 30, 2002

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$1,127.8	$659.3	$1,135.5	$—	$2,922.6
Inter-segment revenues	9.5	9.2	—	(18.7)	—
Preferred stock requirement	—	—	—	30.0	30.0
Depreciation and amortization	23.8	18.8	38.7	3.5	84.8
Goodwill	711.8	241.8	269.9	—	1,223.5
Operating income (loss)	88.6	(2.6)	133.9	(88.2)	131.7
Total assets	1,206.3	615.3	739.8	569.6	3,131.0
Capital expenditures	32.4	21.0	23.7	24.1	101.2

(a)	Other includes the Company’s non-operating units and the effect of eliminating entries. During 2003 and 2002, certain corporate costs incurred at the divisional units were included in the Other category. Operating income (loss) for the nine months ended September 30, 2003 includes: $37.7 million, $28.5 million and $24.2 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively. Operating income (loss) for the nine months ended September 30, 2002 includes: $46.6 million, $11.6 million, and $24.3 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively.

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

DaimlerChrysler AG	28.3%	25.3%	29.1%	32.3%
General Motors Corporation	24.4%	21.7%	22.2%	22.3%
Ford Motor Company	24.1%	21.1%	24.7%	22.5%

      The Company recently confirmed its strategy for new business, which involves pursuing sales growth based on criteria intended to more effectively allocate the Company’s resources on the most promising new business opportunities. As part of this strategy, the Company is reviewing its parts profitability for each plant and program worldwide. For example, the Company has recently concluded that a certain future business award is inconsistent with its criteria and is therefore in the process of cooperating in the transition of this award to another supplier.

      At the end of the second quarter, the Company received notice from one of its customers, DaimlerChrysler Corporation, of an issue regarding the calculation methods for determining the current year valuation of price givebacks. Discussions on this issue, as well as various aspects of the broader relationship, are continuing. While the Company seeks to improve the profitability of its programs with this and all of its customers, there can be no assurance that the Company will not lose desirable programs over time. While the Company continues to believe that all of these issues will be resolved to the mutual satisfaction of the parties, there can be no assurances that such a resolution is imminent or that actions by the customer with respect to the broader relationship will not have a material adverse impact on the Company.

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

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place by 2004. The Company is a defendant in two lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of September 30, 2003, the Company has accrued $15.4 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place by 2004. As of September 30, 2003, the Company has accrued $9.1 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. A proposed consent decree resolving the claim for past oversight costs has been lodged with the United States District Court for the District of Rhode Island. During the third quarter a payment of $7.3 million was made in connection with the remediation activities. As of September 30, 2003, the Company has accrued $6.7 million for Stamina Mills.

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

      The Company has entered into an Administrative Order by Consent with the USEPA requiring investigation, delineation and removal of contamination from a vacant three acre site in Zanesville, Ohio. The delineation report has been submitted to USEPA for comment, and the Administrative Order by Consent calls for the submittal of a removal plan before the end of calendar year 2003.

      The Company has established accruals for contingent environmental liabilities and management believes such reserves comply with generally accepted accounting principles. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of September 30, 2003 and December 31, 2002, total reserves for these environmental costs are approximately $53.3 million and $64.5 million, respectively.

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

Other Claims

      As of September 30, 2003, the Company is party to approximately 820 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company, which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $905,300 or an average of less than $5,841 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $620 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

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

      The Company is a defendant in a lawsuit involving a sales commissions arrangement inherited from a predecessor company and its partial ownership of an extinguished joint venture. In September 2003, the Oakland County Circuit Court entered a judgment by default against the company for $4.2 million based upon an inadvertent failure to produce a small number of documents that were to be produced with thousands of other documents that were delivered in the discovery process. The Company and its counsel believes that the default judgment was improperly entered and that damages were improperly assessed, and it has filed an appeal of the judgment with the Michigan Court of Appeals. The Company intends to vigorously pursue its appeal in this matter, and has posted a letter of credit in the amount of the judgement as part of the normal appeal process. While management believes it may have no liability to the plaintiff, the Company has established an appropriate reserve for this matter in an amount less than the amount of the current judgment.

      The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company’s management, based on the facts presently known to it, have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

Other Commitments

      As of September 30, 2003, the Company’s continuing operations had approximately $14 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In conjunction with divestitures and other transactions, the Company has provided indemnifications relating to legal and environmental issues, including product liability. The Company does not believe that any pending or threatened litigation or claims related to any such retained liabilities of discontinued operations are likely to result in any material loss.

15.     Comprehensive Income (Loss)

      Total comprehensive income (loss) for the periods ended September 30, 2003 and September 30, 2002 is as follows (in millions):

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Comprehensive income (loss):
Net loss	$(32.1)	$(45.2)	$(47.6)	$(50.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2.0)	21.6	57.5	26.6
Pension equity adjustment	—	0.7	—	—

	$(34.1)	$(22.9)	$9.9	$(23.8)

16.     Consolidating Financial Statements

      Products issued Senior Notes and Senior Subordinated Notes in a total principal amount of $500.0 million and $400.0 million in December 2001 and June 1996, respectively. The Senior Notes and Senior Subordinated Notes are guaranteed by the Company and all of the Company’s wholly owned domestic subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries). The following are consolidating financial statements of the Company, Products, its guarantor and non-guarantor subsidiaries:

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended September 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$74.3	$388.4	$448.4	$(8.9)	$902.2
Cost of goods sold	—	49.3	340.2	426.1	(8.9)	806.7
Selling, general and administrative expenses	—	47.1	4.9	11.1	—	63.1
Restructuring charge	—	18.4	0.2	3.3	—	21.9
Impairment of long-lived assets	—	0.7	—	1.5	—	2.2

Operating income (loss)	—	(41.2)	43.1	6.4	—	8.3
Interest expense (income), net	—	35.6	(0.2)	2.4	—	37.8
Interest expense from subsidiary preferred stock dividends	—	9.2	—	—	—	9.2
Interest expense from subsidiary preferred stock accretion	—	0.4	—	—	—	0.4
Intercompany interest expense (income)	—	(4.1)	(4.2)	8.3	—	—
Loss on sale of receivables	—	—	—	1.8	—	1.8
Other expense (income), net	—	(2.3)	4.5	(2.6)	0.2	(0.2)

Income (loss) from continuing operations before income taxes	—	(80.0)	43.0	(3.5)	(0.2)	(40.7)
Income tax expense (benefit)	—	(22.7)	19.9	(5.8)	—	(8.6)

Income (loss) from continuing operations		(57.3)	23.1	2.3	(0.2)	(32.1)
Cumulative effect of change in accounting principle	—	(0.2)	—	0.2	—	—
Equity in net income (loss) of subsidiaries	(32.1)	25.4	(0.4)	—	7.1	—

Net income (loss)	$(32.1)	$(32.1)	$22.7	$2.5	$6.9	$(32.1)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended September 30, 2002

				Non-	Adjustments &	Total
	Parent	Issuer	Guarantors	Guarantors	Eliminations	C&A

	(in millions)
Net sales	$—	$32.4	$661.0	$229.1	$—	$922.5
Cost of goods sold	—	9.9	601.8	210.1	—	821.8
Selling, general and administrative expenses	—	36.8	31.7	2.7	—	71.2
Restructuring charges	—	10.9	4.7	9.5	—	25.1
Impairment of long-lived assets	—	—	2.9	5.8	—	8.7

Operating income (loss)	—	(25.2)	19.9	1.0	—	(4.3)
Interest expense (income), net	—	35.2	(0.1)	1.9	—	37.0
Subsidiary preferred stock dividends	—	6.2	—	—	—	6.2
Subsidiary preferred stock accretion	—	1.8	—	—	—	1.8
Intercompany interest expense (income)	(3.7)	3.1	(1.8)	2.4	—	0.0
Loss (gain) on sale of receivables	—	(0.1)	—	0.9	—	0.8
Other expense (income), net	(3.5)	(7.7)	(26.7)	42.9	(3.0)	2.0

Income (loss) from continuing operations before income taxes	7.2	(63.7)	48.5	(47.1)	3.0	(52.1)
Income tax expense (benefit)	(7.5)	113.2	(91.3)	(25.1)	3.8	(6.9)

Income (loss) from continuing operations	14.7	(176.9)	139.8	(22.0)	(0.8)	(45.2)
Equity in net income (loss) of subsidiaries	(59.9)	117.0	0.4	—	(57.5)	—

Net income (loss)	$(45.2)	$(59.9)	$140.2	$(22.0)	$(58.3)	$(45.2)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$237.5	$1,583.7	$1,167.6	$(20.0)	$2,970.8
Cost of goods sold	—	159.5	1,403.4	1,098.3	(20.0)	2,641.2
Selling, general and administrative expenses	0.1	151.9	23.7	34.4	—	210.1
Restructuring charge	—	18.4	3.7	4.7	—	26.8
Impairment of long-lived assets	—	0.7	10.4	10.0	—	21.1

Operating income (loss)	(0.1)	(93.0)	144.5	20.2	—	71.6
Interest expense (income), net	—	106.4	(0.2)	5.1	—	111.3
Interest expense from subsidiary preferred stock dividends	—	22.4	—	—	—	22.4
Interest expense from subsidiary preferred stock accretion	—	4.8	—	—	—	4.8
Intercompany interest expense (income)	—	(17.8)	(13.5)	31.3	—	—
Loss on sale of receivables	—	—	—	4.5	—	4.5
Other expense (income), net	—	(1.8)	16.6	(39.8)	1.1	(23.9)

Income (loss) from continuing operations before income taxes	(0.1)	(207.0)	141.6	19.1	(1.1)	(47.5)
Income tax expense (benefit)	—	(55.9)	52.1	3.9	—	0.1

Income (loss) from continuing operations	(0.1)	(151.1)	89.5	15.2	(1.1)	(47.6)
Equity in net income (loss) of subsidiaries	(47.5)	103.6	(3.6)	—	(52.5)	—

Net income (loss)	$(47.6)	$(47.5)	$85.9	$15.2	$(53.6)	$(47.6)

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2002

				Non-	Adjustments &	Total
	Parent	Issuer	Guarantors	Guarantors	Eliminations	C&A

	(in millions)
Net sales	$—	$219.2	$1,862.4	$841.0	$—	$2,922.6
Cost of goods sold	—	145.3	1,625.6	761.4	—	2,532.3
Selling, general and administrative expenses	0.1	134.1	51.4	30.2	—	215.8
Restructuring charges	—	16.5	5.4	12.2	—	34.1
Impairment of long-lived assets	—	—	2.9	5.8	—	8.7

Operating income (loss)	(0.1)	(76.7)	177.1	31.4	—	131.7
Interest expense (income), net	(0.1)	106.3	—	6.4	—	112.6
Subsidiary preferred stock dividend	—	24.4	—	—	—	24.4
Subsidiary preferred stock accretion	—	5.6	—	—	—	5.6
Intercompany interest expense (income)	(6.6)	(2.1)	(11.4)	20.1	—	—
Loss on sale of receivables	—	0.3	—	2.7	—	3.0
Other expense (income), net	—	(3.9)	(10.0)	32.2	(4.9)	13.4

Income (loss) from continuing operations before income taxes	6.6	(207.3)	198.5	(30.0)	4.9	(27.3)
Income tax expense (benefit)	(5.6)	(49.5)	78.6	(6.4)	3.8	20.9

Income (loss) from continuing operations before extraordinary items	12.2	(157.8)	119.9	(23.6)	1.1	(48.2)
Income from discontinued operations, net of income taxes	—	9.5	—	—	—	9.5
Cumulative effect of change in accounting principle	—	—	—	(11.7)	—	(11.7)

Income (loss) before extraordinary charge	12.2	(148.3)	119.9	(35.3)	1.1	(50.4)
Equity in net income (loss) of subsidiaries	(62.6)	85.7	(33.0)	—	9.9	—

Net income (loss)	$(50.4)	$(62.6)	$86.9	$(35.3)	$11.0	$(50.4)

CONSOLIDATING BALANCE SHEET

	As of September 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(47.7)	$49.3	$20.9	$—	$22.5
Accounts and other receivables, net	—	5.6	98.6	245.5	2.0	351.7
Inventories	—	15.2	114.1	60.1	—	189.4
Other	—	43.5	86.3	43.5	—	173.3

Total current assets	—	16.6	348.3	370.0	2.0	736.9
Investment in subsidiaries	407.4	1,847.8	30.0	—	(2,285.2)	—
Property, plant and equipment, net	—	55.7	339.6	394.9	—	790.2
Goodwill	—	—	928.4	396.9	—	1,325.3
Other assets	—	271.0	6.2	53.4	—	330.6

	$407.4	$2,191.1	$1,652.5	$1,215.2	$(2,283.2)	$3,183.0

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$0.3	$13.0	$—	$13.3
Current maturities of long-term debt and capital lease obligations	—	26.3	0.4	0.2	—	26.9
Accounts payable	—	49.6	297.5	254.0	—	601.1
Accrued expenses	—	164.3	28.4	83.6	—	276.3

Total current liabilities	—	240.2	326.6	350.8	—	917.6
Long-term debt and capital lease obligations	—	1,230.8	0.5	58.5	—	1,289.8
Intercompany payable (receivable)	—	(70.7)	(386.1)	456.8	—	—
Other, including pensions and post- retirement benefit obligation	—	232.3	72.8	112.0	—	417.1
Mandatorily redeemable preferred stock of subsidiary	—	151.1	—	—	—	151.1

Total liabilities	—	1,783.7	13.8	978.1	—	2,775.6

Total common stockholders’ equity	407.4	407.4	1,638.7	237.1	(2,283.2)	407.4

	$407.4	$2,191.1	$1,652.5	$1,215.2	$(2,283.2)	$3,183.0

CONSOLIDATED BALANCE SHEET

	As of December 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$0.3	$80.8	$—	$81.3
Accounts and other receivables, net	—	5.0	40.7	324.4	2.9	373.0
Inventories	—	13.0	106.7	51.9	—	171.6
Other	—	51.4	75.5	50.5	—	177.4

Total current assets	—	69.6	223.2	507.6	2.9	803.3
Investment in subsidiaries	397.5	1,794.5	(54.8)	—	(2,137.2)	—
Property, plant and equipment, net	—	51.2	316.9	370.4	(0.7)	737.8
Goodwill	—	—	1,144.8	120.7	—	1,265.5
Other assets	—	212.3	85.8	52.4	—	350.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$10.5	$—	$10.5
Current maturities of long-term debt and capital lease obligations	—	22.7	0.1	0.7	—	23.5
Accounts payable	—	58.5	269.7	252.3	—	580.5
Accrued expenses	—	157.5	50.8	106.6	—	314.9

Total current liabilities	—	238.7	320.6	370.1	—	929.4
Long-term debt and capital lease obligations	—	1,255.0	0.1	0.1	—	1,255.2
Intercompany payable (receivable)	—	(92.1)	(359.9)	452.0	—	—
Other, including pensions and post-retirement benefit obligation	—	204.6	140.8	105.7	—	451.1
Mandatorily redeemable preferred stock of subsidiary	—	123.9	—	—	—	123.9

Total liabilities	—	1,730.1	101.6	927.9	—	2,759.6

Total common stockholders’ equity	397.5	397.5	1,614.3	123.2	(2,135.0)	397.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$6.8	$113.3	$(76.5)	$—	$43.6

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(11.7)	(54.9)	(53.3)	—	(119.9)
Sales of property, plant and equipment	—	—	0.5	14.7	—	15.2
Payments of acquisition costs	—	—	(37.8)	—	—	(37.8)

Net cash used in investing activities	—	(11.7)	(92.2)	(38.6)	—	(142.5)

FINANCING ACTIVITIES
Issuance of long-term debt	—	—	1.7	0.2	—	1.9
Repayment of long-term debt	—	(21.6)	—	(0.8)	—	(22.4)
Decrease in short-term borrowings	—	—	—	2.1	—	2.1
Net borrowings (repayments) on revolving credit facilities	—	—	—	58.5	—	58.5
Intercompany transfers to (from) subsidiary	—	(21.4)	26.2	(4.8)	—	—

Net cash provided by (used in) financing activities	—	(43.0)	27.9	55.2	—	40.1

Increase (decrease) in cash and cash equivalents	—	(47.9)	49.0	(59.9)	—	(58.8)
Cash and cash equivalents at beginning of period	—	0.2	0.3	80.8	—	81.3

Cash and cash equivalents at end of period	$—	$(47.7)	$49.3	$20.9	$—	$22.5

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2002

				Non-
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.2)	$190.7	$530.5	$(591.6)	$—	$129.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(25.7)	(48.1)	(27.4)	—	(101.2)
Sales of property, plant and equipment	—	—	0.2	—	—	0.2
Additional investment in joint venture	—	—	—	(6.0)	—	(6.0)
Acquisitions, net of cash acquired	—	—	(42.2)	—	—	(42.2)

Net cash used in investing activities	—	(25.7)	(90.1)	(33.4)	—	(149.2)

FINANCING ACTIVITIES
Issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(13.8)	—	(1.1)	—	(14.9)
Increase (decrease) in short-term borrowings	—	(10.0)	—	4.3	—	(5.7)
Net proceeds from issuance of stock	150.8	—	—	—	—	150.8
Repurchase of preferred stock	—	(100.0)	—	—	—	(100.0)
Repayment of debt assumed in acquisition	—	(7.1)	—	—	—	(7.1)
Intercompany transfers to (from) subsidiary	(150.8)	(34.9)	(455.8)	641.5	—	—

Net cash provided by (used in) financing activities	—	(165.8)	(455.8)	644.7	—	23.1

Increase (decrease) in cash and cash equivalents	(0.2)	(0.8)	(15.4)	19.7	—	3.3
Cash and cash equivalents at beginning of period	0.2	(3.7)	12.7	64.7	—	73.9

Cash and cash equivalents at end of period	$—	$(4.5)	$(2.7)	$84.4	$—	$77.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended September 30, 2003 versus Quarter Ended September 30, 2002

      Automotive Build: The Company’s sales results are influenced heavily by the volume of OEM production of light vehicles (“builds”) in the markets it serves. Industry wide NAFTA builds were down 5% in the third quarter of 2003 versus the same period of 2002. Within NAFTA, the builds of the Big 3 OEM’s were down 9% period over period. Industry wide, for Europe, third quarter builds were down approximately 5%, while builds in South America were down 5%.

      Net Sales: Net sales for the third quarter 2003 decreased 2.2% or $20.3 million to $902.2 million from the third quarter 2002. Net sales included approximately $47 million primarily from the acquisitions of the remainder of an Italian joint venture from Textron Inc. and a manufacturing operation in Logroño, Spain, and $29 million as a result of strengthening European and Canadian currencies. These increases were offset by the impact of business volume, including a $21 million reduction due to the exiting of an agreement with a Tier 1 customer, the impact of the global industry reduction in automotive builds and other factors, including mix and commercial items (includes pricing and contractual arrangements).

      Net sales for the U.S. and Mexico Plastics segment decreased 15.9% or $59.0 million to $312.0 million from the third quarter 2002. The decline was primarily due to a $21 million reduction due to the exiting of an agreement with a Tier 1 customer and other factors, including mix and commercial items.

      Net sales for the International Plastics segment increased 31.6% or $65.8 million to $273.8 million from the third quarter 2002. The increase in net sales was primarily driven by $47 million from acquisitions in Italy and Spain, and $23 million as a result of strengthening European and Canadian currencies, additional business volume, offset by the reduced impact from mix.

      Net sales for the Global Soft Trim segment decreased 7.8% or $26.8 million to $316.4 million from the third quarter 2002. Included in net sales was $7 million from exchange gains from strengthening Canadian and European currencies. The decrease primarily resulted from the reduced impacts of business volume and other factors, including mix and commercial items.

      Gross Profit: Gross profit for the third quarter 2003 was $95.5 million, down $5.2 million from the third quarter 2002. Gross margin for the third quarter 2003 was 10.6% compared to 10.9% in the comparable 2002 period. International Plastics gross profit increased as a result of improved material and manufacturing efficiencies due to restructuring offset by an increased mix shift towards purchased parts which generally carry a lower gross margin than parts manufactured by the Company. Global Soft Trim gross profit decreased as a result of a reduction in volume of products that carried higher margins.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the third quarter 2003 decreased $8.1 million to $63.1 million compared to $71.2 million in the 2002 period. As a percentage of sales, selling, general and administrative expenses decreased from 7.7% in the third quarter 2002 to 7.0% in 2003. Contributing to the cost decrease were savings realized in connection with the salaried workforce restructuring and the previously announced European restructuring programs and rationalization of selling, general and administrative functions.

      Restructuring and Impairment of Long-Lived Assets Charges: During the third quarter 2003, the Company took further restructuring actions aimed principally at rightsizing its support operations resulting in restructuring charges of $21.9 million and asset impairment charges of $2.2 million relating primarily to International Plastics locations. The restructuring charge included approximately $16.8 million of severance cost and $5.1 million of costs related to the establishment of accruals for lease commitments and other exit costs. The total restructuring relates to nearly 1600 personnel.

      Included in the third quarter 2003 restructuring charge severance cost were charges related to the separation agreement with Jerry L. Mosingo, the former President and CEO. In August 2003, the Company’s Board of Directors appointed David Stockman as CEO, in addition to retaining his position of Chairman.

Under the terms of his separation agreement, Mr. Mosingo received $0.6 million in the third quarter of 2003 and will receive $0.2 million per quarter through December 31, 2004 and $0.1 million for the quarter ending March 31, 2005, and other fringe and retirement benefits. The third quarter 2003 restructuring charge was $5.3 million which includes the present value of future benefits of $2.8 million.

      In the third quarter of 2002, the Company undertook a restructuring program primarily to realign the operations in North America that resulted in a restructuring charge of $33.8 million. This restructuring charge included $23.8 million of severance costs, $1.3 million of costs related to the establishment of reserves for lease commitments and lease termination fees and $8.7 million of costs related to fixed asset impairments. The severance costs related to over 700 personnel.

      Included in the third quarter 2002 restructuring charge severance cost were charges related to the separation agreement with Thomas Evans, the former Chairman and CEO. In August 2002, the Company’s Board of Directors appointed Jerry L. Mosingo as President, Chief Executive Officer (CEO) and Director of the Company. Under the terms of his separation agreement, Mr. Evans received $5.5 million on August 15, 2002 and will receive quarterly payments of $0.3 million through June 30, 2004. The third quarter 2002 restructuring charge was $8.9 million.

      Operating Income: Operating income for the third quarter 2003 increased $12.6 million to $8.3 million compared to the third quarter 2002. The increase was primarily due to material and manufacturing efficiencies and a $9.7 decrease in restructuring and impairment charges, offset by mix and commercial items.

      Operating income at the U.S. and Mexico Plastics segment increased $4.2 million to $16.5 million from the third quarter 2002. The increase was primarily a result of material and manufacturing efficiencies, partially offset by mix and commercial items. Included in the third quarter 2003 operating income is approximately $5.2 million in restructuring and impairment charges compared to $2.0 million in the same period in 2002.

      The International Plastics operating income increased $16.3 million to $1.4 million from an operating loss of $14.9 million in the third quarter of 2002. The increase was primarily a result of material and manufacturing efficiencies and a decrease in restructuring charges. Included in third quarter 2003 operating income is $5.4 million in restructuring and impairment charges compared to $11.1 million in the third quarter 2002.

      The Global Soft Trim segment operating income decreased $4.3 million to $27.4 million primarily as a result of mix and commercial items. This decrease was partially offset by material and manufacturing efficiencies and a decrease in restructuring and impairment charges. Included in third quarter 2003 operating income is $4.1 million in restructuring and impairment charges compared to $9.9 million in the third quarter 2002.

      Interest Expense, Net: Net interest expense from debt instruments increased $0.8 million to $37.8 million for the third quarter 2003. The increase is primarily due to higher borrowing levels during the period, offset, in part, by lower average interest rates.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron Inc. preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, Products repurchased $133.3 million of liquidation preference Series A preferred stock that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The difference between the initial recorded value and the initial liquidation preference is being accreted over the life of the stock using the effective interest method. During the third quarter 2003, interest expense from subsidiary preferred stock accretion and dividend costs were $0.4 million and $9.2 million, respectively. The third quarter 2002 preferred stock accretion and dividend costs were $1.8 million and $6.2 million, respectively.

      Loss on Sale of Receivables: In connection with the receivables sold to non-recourse facilities and through factoring arrangements, a loss of $1.8 million was recognized during the third quarter 2003, compared to a loss of $0.8 million for the third quarter of 2002. The increase is due to new non-recourse factoring arrangements entered into during the year.

      Other Expense (Income), Net: In the third quarter 2003, other expense (income), net primarily included $1.1 million of losses related to credit default swaps used in the Company’s U.S. accounts receivable securitization program, offset by minority interest in a consolidated subsidiary of $1.8 million.

      For the quarter ended September 30, 2002, other expense (income), net related primarily to $1.8 million of losses from an investment in a joint venture and $1.4 million of foreign currency transaction losses, reduced by minority interest share of losses of a consolidated subsidiary of $1.6 million.

      Income Taxes: The Company recognized an income tax benefit of $8.6 million for third quarter 2003 compared to an income tax benefit of $6.9 million in the third quarter 2002. Net cash taxes paid during the period were $2.0 million. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of a financing arrangement and tax credit.

      Change in Accounting Principle: During the second quarter of 2003, the Company implemented a change in the method of accounting for holiday pay so that such pay is accrued, and expense is recognized during the period for which the actual holiday occurs. Formerly, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned. As the prior method allocated costs within the fiscal year, there is no effect on prior years. The effect of the change on the three months ended September 30, 2003, was to increase net income by $0.7 million ($0.01 per share).

      Net Loss: The combined effect of the foregoing resulted in net loss of $32.1 million in the third quarter 2003, compared to a net loss of $45.2 million in the third quarter 2002.

Nine Months Ended September 30, 2003 versus Nine Months Ended September 30, 2002

      Automotive Build: For the nine months ended September 30, 2003, U.S. retail automotive sales were up 6% versus the same period in 2002. From a build perspective, industry wide NAFTA builds were down 4% in the third quarter of 2003 versus the same period of 2002. Within NAFTA, the builds of the Big 3 OEM’s were down 6% period over period. Industry wide, for Europe, third quarter builds were down nearly 2%, while builds in South America were down 5%.

      Net Sales: Net sales for the nine months ended September 30, 2003 increased 1.6% or $48.2 million to $2,970.8 million from the nine months ended September 30, 2002. The increase in net sales was primarily driven by approximately $165 million from acquisitions, primarily from the remainder of an Italian joint venture from Textron Inc. and a manufacturing operation in Logroño, Spain, and $111 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. Offsetting these increases were the impacts of business volume, including a $69 million reduction due to the exiting of an agreement with a Tier 1 customer and $23 million loss from May 2003 tornado that shutdown production at a customer assembly plant. In addition, the decrease is due to the impact of the global industry reduction in automotive builds and other factors, including mix and commercial items.

      Net sales for the U.S. and Mexico Plastics segment decreased $109.6 million to $1,018.2 million from the nine months ended September 30, 2002. The decline was primarily due to a $69 million reduction due to the exiting of an agreement with a Tier 1 customer, a $23 million loss from May 2003 tornado that shutdown production at a customer assembly plant and other factors, including mix and commercial items.

      Net sales for the International Plastics segment increased $258.6 million to $917.9 million from the nine months ended September 30, 2002. The increase in net sales was primarily driven by approximately $156 million from acquisitions in Italy and Spain and $86 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. The increase was also due to additional business volume and mix, offset by commercial items.

      Net sales for the Global Soft Trim segment decreased $100.8 million to $1,034.7 million from the nine months ended September 30, 2002. Included in 2003 net sales was approximately $9 million from small acquisitions and $24 million in exchange gains from strengthening Canadian and European currencies. The decrease primarily resulted from the reduced impacts of business volume and other factors, including mix and commercial items.

      Gross Profit: Gross profit for the nine months ended September 30, 2003 was $329.6 million, down $60.7 million from the comparable 2002 nine month period. Gross margin for the nine months 2003 was 11.1% compared to 13.4% in the comparable 2002 period. Overall margins were impacted by a third quarter improvement at the 12 problem plants identified in the first half of 2003 the remainder of the impact is discussed as follows. The U.S. and Mexico Plastics segment had a decline in gross profit which was attributed to an increase in the mix of the cockpit modules that carry a lower overall margin due to high purchased component content, commercial items and $17 million net impact of the amortization of purchase accounting adjustments related primarily to unfavorable customer contracts in the nine months ended September 30, 2002. International Plastics gross profit decreased as a result of lower sales volume in Canada, primarily as a result of customer product launches, which resulted in increased cost due to volume inefficiencies and start up costs. Also contributing to the decrease was an increased mix shift towards purchased parts which generally carry a lower gross margin than parts manufactured by the Company, partially offset by improved material and manufacturing efficiencies due to restructuring.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the nine months ended September 30, 2003 decreased $5.7 million to $210.1 million compared to $215.8 million in the 2002 comparable period. As a percentage of sales, selling, general and administrative expenses decreased from 7.4% for the nine months ending September 30, 2002 to 7.1% in the comparable 2003 period. Contributing to the cost decrease were savings realized in connection with the salaried workforce restructuring and the previously announced European restructuring programs and rationalization of selling, general and administrative functions.

      Restructuring and Impairment of Long-Lived Assets Charges: During the second quarter 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $4.9 million. The 2003 charge included approximately $4.2 million of severance cost and $0.7 million of costs related to the establishment of reserves for lease commitments and other exit costs.

      During the third quarter 2003, the Company took further restructuring actions aimed principally at rightsizing its support operations resulting in restructuring charges of $21.9 million. The restructuring charge included approximately $16.8 million of severance cost and $5.1 million of costs related to the establishment of reserves for lease commitments and other exit costs. The total restructuring relates to nearly 1,600 personnel.

      During the first quarter 2002, the Company undertook a restructuring program costing $9.1 million. The 2002 charge included $5.5 million of severance cost and $3.6 million of other exit costs.

      In the third quarter of 2002, the Company undertook a restructuring program primarily to realign the operations in North America that resulted in a restructuring charge of $33.8 million. This restructuring charge included $23.8 million of severance costs, $1.3 million of costs related to the establishment of reserves for lease commitments and lease termination fees and $8.7 million of costs related to fixed asset impairments. The severance costs related to over 700 personnel.

      During the nine months ended September 30, 2003, the Company recognized a $10.7 million write-down of fixed assets, $7.7 million of which related to the initial interest acquired in an Italian joint venture and $3.0 million related primarily to International Plastics locations. The Company also recognized a $10.4 million impairment of the Becker non-compete agreement.

      Operating Income: Operating income for the nine months 2003 decreased $60.1 million to $71.6 million compared to the nine months 2002. The decrease was primarily due to the problem plants identified in the first six months of 2003 and the impact of mix and commercial items, offset by material and manufacturing efficiencies. Also, contributing to the decline was a $5.1 increase in restructuring and impairment charges.

      Operating income at the U.S. and Mexico Plastics segment declined $39.4 million primarily as a result of the problem plants identified in the first six months of 2003 and the impact of mix and commercial items. Included in 2003 operating income are $10.4 million in asset impairments and approximately $6.6 million in restructuring charges compared to $2.0 million in restructuring charges in the first nine months of 2002.

      Operating income at the International Plastics segment increased $1.9 million. The increase was primarily a result of material and manufacturing efficiencies, offset by an increase in restructuring and impairment charges, the impact of mix and the problem plants identified in the first six months of 2003. Included in the first nine months 2003 operating income are $6.7 million in restructuring and $8.5 million in impairment charges compared to $11.1 million of restructuring charges in the first nine months of 2002.

      The Global Soft Trim operating income decreased $11.4 million primarily as a result of mix and commercial items. This decrease was partially offset by an improvement in material and manufacturing efficiencies.

      Interest Expense, Net: Net interest expense from debt instruments decreased $1.3 million to $111.3 million for the nine months ended September 30, 2003. The decrease is primarily due to lower average interest rates.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron Inc. preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, Products repurchased $133.3 million of liquidation preference Series A preferred stock that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The difference between the initial recorded value and the initial liquidation preference is being accreted over the life of the stock using the effective interest method. During the nine months ended September 30, 2003, interest expense from subsidiary preferred stock accretion and dividend costs were $4.8 million and $22.4 million, respectively. The nine months ended September 30, 2002 preferred stock accretion and dividend costs were $5.6 million and $24.4 million, respectively.

      Loss on Sale of Receivables: In connection with the receivables sold to non-recourse facilities and through factoring arrangements, a loss of $4.5 million was recognized during the nine months ended September 30, 2003, compared to a loss of $3.0 million for the nine months ended September 30, 2002. The increase is due to new non-recourse factoring arrangements entered into during 2003.

      Other Expense (Income), Net: In the nine months ended September 30, 2003, other expense (income), net primarily included $24.1 million of foreign currency transaction gains and minority interest in a consolidated subsidiary of $4.1 million primarily offset by $2.7 million of losses related to derivatives used in the Company’s hedging strategies.

      For the nine months ended September 30, 2002, other expense (income), net related primarily to $12.6 million of losses related to derivatives used in the Company’s foreign currency hedging strategy and $4.1 million of losses from an investment in a joint venture, reduced by $3.7 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $2.6 million.

      Income Taxes: The Company recognized an income tax expense of $0.1 million for nine months ended September 30, 2003 compared to an income tax expense of $20.9 million in the nine months ended September 30, 2002. Net cash taxes paid during the period were $18.2 million. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of a financing arrangement and a tax credit.

      Income from Discontinued Operations: During the second quarter 2002, the Company received proceeds of $15.8 million on environmental claims previously expensed by the Company related to discontinued operations. Of these amounts, $9.5 million was recorded as income from discontinued operations in the second quarter of 2002, net of income taxes of $6.3 million.

      Change in Accounting Principle: During 2002, the Company completed its implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived assets are no longer amortized but are tested for impairment. In accordance with SFAS No. 142, the Company employed a discounted cash flow analysis in conducting its impairment test. As a result of the test, the Company recorded an impairment loss of $11.7 million relating to the UK Plastics business in the International Plastics segment.

      During the nine months ended September 30, 2003, the Company implemented a change in the method of accounting for holiday pay so that such pay is accrued, and expense is recognized during the period for which the actual holiday occurs. Formerly, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned. As the prior method allocated costs within the fiscal year, there is no effect on prior years. The effect of the change on the nine months ended September 30, 2003, was to increase income by $4.3 million ($0.05 per share).

      Additionally, during the nine months ended September 30, 2003, the Company implemented a change in the method of accounting for crib supply inventories held at plants. Crib supply inventories include small motors, replacement parts for production equipment and other miscellaneous repair parts for building equipment and machinery. The Company implemented a perpetual crib supply inventory system and harmonized its policy to consistently account for the capitalization of crib supply inventories. Formerly, the Company had different capitalization thresholds following the various acquisitions in late 2001 and 2002, which ranged from not capitalizing any crib supply items to capitalizing only items greater than two thousand dollars. The new accounting method better matches the cost with the period benefiting from the expenditure, as such, inventories are charged to expense as they are placed into service and begin generating revenue. Pro forma and the cumulative effect amounts relating to the change in accounting for crib inventories is not determinable as perpetual records of crib inventory were not maintained at all the plants prior to the application of the new method in the second quarter of 2003.

      Net Loss: The combined effect of the foregoing resulted in net loss of $47.6 million for the nine months ended September 30, 2003, compared to a net loss of $50.4 million in 2002.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $22.5 million and $81.3 million at September 30, 2003 and December 31, 2002, respectively. The Company’s ability to utilize availability under its various credit arrangements and receivables facility was limited, in accordance with covenants established under the senior secured credit facility. However, as a result of the restrictions, at September 30, 2003, the Company had $45.2 million in aggregate of unutilized availability.

      Funding limitations are based on the Company’s financial performance and target levels established by the covenants. On October 1, 2003 the full amount of the Company’s credit facilities were available (approximately $107 million) under credit agreements. As of September 30, 2003, but prior to these funding limitations established by the covenants, the Company would have had $170.3 million of unutilized availability under its various facilities. The total availability was comprised of $80.4 million under the Company’s receivables facility, $70.8 million under the Company’s revolving credit facility, approximately $19.1 million under uncommitted bank facilities in foreign locations. Availability under the revolving credit facility was reduced by outstanding letters of credit of $45.7 million as of September 30, 2003.

      In October 2003, the Company entered into third and fourth amendment to the Senior Secured Credit Facilities Credit Agreement. The principal changes resulting from these amendments were to permit the add-back of certain restructuring charges for covenant calculation purposes, to increase the maximum permitted leverage ratio for periods beginning with the third quarter of 2003 and make adjustments to the interest coverage ratio. Previously, in the second quarter, the Company executed a second amendment to the senior secured credit agreement. The principal changes were modifications of certain covenants, including an increase in the maximum permitted leverage covenant and a decrease in the minimum interest coverage ratio. The amendment is effective for periods following the first quarter 2003. Other modifications were made to the credit agreement and are detailed in Note 7 “Long-Term Debt and Capital Lease Obligations” as well as in the copy of the amendments, which are filed as an exhibit to this Form 10-Q.

      The Company’s principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facilities. In addition, to facilitate the collection of funds from operating activities, the Company has sold receivables under its receivables facility and has also entered into an accelerated payment collection program with two of its larger customers. If those additional liquidity sources were to become unavailable or limited by customer concentration or credit quality or otherwise, the Company would require additional capital, access to which is not assured. During 2002, the Company issued common stock, although such issuances are not likely to be a source of financing in the near-term. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among its potential cash generation projects, the Company seeks to further improve working capital management (including factoring of receivables) and to continue to utilize lease financings.

Operating Activities

      Net cash provided by operating activities of the Company was $43.6 million for the nine months ended September 30, 2003, compared to net cash provided by operating activities of $129.4 million in the nine months ended September 30, 2002. The 2003 decrease is primarily the result of reductions in accrued expenses and other liabilities and an increase in inventories, offset by other positive working capital changes.

Investing Activities

      Net cash used in investing activities of the Company was $142.5 million for the nine months ended September 30, 2003, compared to $149.2 million for the nine months ended September 30, 2002. The decrease in cash used in investing activities is the result of $10.4 million less of acquisition costs and receiving an additional $15.0 million more of proceeds from the sale of property, plant and equipment offset by $18.7 million more in capital expenditures.

Financing Activities

      Net cash provided from financing activities for the nine months ended September 30, 2003 was $40.1 million compared to net cash provided by financing activities for the nine months ended September 30, 2002 of $23.1 million. This increase in cash provided from financing activities is the result of a $67.8 million increase in net borrowings offset by $100.0 million decrease from the repurchase of preferred stock and a $150.8 million decrease in proceeds from issuance of common stock.

      In August 2003, Standard and Poor’s lowered its corporate credit rating for the Company to B+ from BB-.

      In August 2003, Moodys lowered its corporate credit rating for the Company to B1 from Ba3.

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

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, capital expenditures, product launches and lease expense. As previously noted, the Company has an ongoing aggressive plan to improve the various operating performance at all of its facilities. While improvements are being made, further work remains to have all plants profitable on a continuing basis.

      To expedite these desired performance objectives, the Company previously announced its restructuring actions aimed principally at rightsizing the total organization including support operations. With the elimination of nearly 1,600 personnel and selective other restructuring activities in the third quarter, the total projected annual savings are expected to exceed $73 million which will facilitate significant improvements in future financial results.

      Management believes cash flow from operations, together with its revolving credit facility and receivables arrangements, will provide adequate sources of liquidity for the Company to fund its operations. However, the Company’s sources of liquidity may be inadequate if economic conditions worsen or if the Company is unable to meet financial or operating covenants as a result of the foregoing, and the Company will need to seek financing to refinance maturing debt. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company’s ability to incur additional debt, and the Company may be unable to secure equity or other financing.

      The Company recently confirmed its strategy for new business, which involves pursuing sales growth based on criteria intended to more effectively allocate the Company’s resources on the most promising new business opportunities. As part of this strategy, the Company is reviewing its parts profitability for each plant and program worldwide. For example, the Company has recently concluded that a certain future business award is inconsistent with its criteria and is therefore in the process of cooperating in the transition of this award to another supplier.

      At the end of the second quarter, the Company received notice from one of its customers, DaimlerChrysler Corporation, of an issue regarding the calculation methods for determining the current year valuation of price givebacks. Discussions on this issue, as well as various aspects of the broader relationship, are continuing. While the Company seeks to improve the profitability of its programs with this and all of its customers, there can be no assurance that the Company will not lose desirable programs over time. While the Company continues to believe that all of these issues will be resolved to the mutual satisfaction of the parties, there can be no assurances that such a resolution is imminent or that actions by the customer with respect to the broader relationship will not have a material adverse impact on the Company.

Contractual Obligations

      Below is the table that identifies the Company’s significant contractual obligations. For additional information regarding these obligations, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

	Payment Due By Period

		Less Than
	Total	1 Year	1-3 Years	4-5 Years		After 5 Years

	(in millions)
Long-term debt	$1,316.7	$26.9	$789.8	$		$500.0
Preferred stock(a)	151.0					151.0
Operating leases(b)	274.9	17.1	80.2		54.4	123.2
Capital expenditures	14.2	14.2
Short-term borrowings	13.3	13.3	—		—	—

Total obligations	$1,770.1	$71.5	$870.0		$54.4	$774.2

(a)	Mandatorily Redeemable Preferred Stock of Subsidiary

(b)	In addition to the operating leases obligations, at the end of the Textron Leasing Transaction for certain equipment leases (including the expiration of all renewal options), the Company is required to guarantee a minimum value of the equipment to the lessor of up to approximately $21 million.

      Capital Expenditures: The Company makes capital expenditures on a recurring basis for replacements and improvements. As of September 30, 2003, the Company made approximately $120 million in capital expenditures. The Company currently anticipates that its capital expenditures for 2003 will range from approximately $155 million to $165 million. A portion of capital expenditures may be financed through leasing arrangements. Capital expenditures in future years will depend upon demand for the Company’s products and changes in technology.

Other Commitments

      As of September 30, 2003, the Company’s continuing operations had approximately $14 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

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

Effects of Certain Transactions with Related Parties

      On March 27, 2003, the Company entered into a termination agreement and release to buyout the non-compete agreement between the Company and Charles E. Becker, a member of the Company’s Board of Directors and is a limited partner in Heartland Industrial Partners (Heartland). The Company paid $11.3 million in April 2003 as part of the termination agreement and release. The non-compete agreement, which was entered into as part of the Becker acquisition, required the Company to make periodic payments. The liability representing the present value of these payments was extinguished as a result of this transaction. As a result of this transaction, the Company incurred a loss of $10.4 million, which is primarily due to the write-off of intangible assets initially recorded in conjunction with the Becker acquisition.

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

      In January 2003, the Company purchased a furniture fabrics business from Joan Fabrics for $4.7 million. Accordingly, the Company entered into a supply agreement with Joan Fabrics to supply furniture fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics and is a limited partner in Heartland. Joan Fabrics would be responsible for all marketing, design, customer service and distribution functions and will also assume marketing responsibility for the Company’s existing furniture fabrics business.

      The Company has lease agreements with both Becker Ventures, an entity controlled by Charles E. Becker, one of the Company’s current directors and shareholders, and Textron Inc. For the quarter and nine months ended September 30, 2003, the Company recorded a total cost of $4.3 million and $12.1 million, respectively, for rental expenses with related parties. For the quarter and nine months ended September 30, 2002, the Company recorded a total cost of $5.2 million and $13.6 million, respectively, for rental expenses with related parties.

      As part of a 10 year Services Agreement entered into in 2001 between the Company, Products and Heartland, the Company will pay Heartland an annual advisory fee of $4.0 million. For the nine months ended September 30, 2003, the Company paid Heartland $3.0 million.

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. Payments under the Textron Leasing Transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three (3) years with three one (1) year renewal options. At the end of the leases (including the expiration of all renewal options), there is the option of either purchasing all of the equipment for approximately $26 million, or returning the equipment to the lessor. In the event the equipment is returned, arrangements will be made for the disposition of the equipment. The Company is required to guarantee a minimum value to the lessor of up to approximately $21 million upon expiration of the leases. As is customary, the documentation for the Textron Leasing Transaction incorporates covenants by reference, from the Senior Secured Credit Facility, that may be amended or waived by the senior lenders, and also contain events of default.

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

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including, but not limited to, general economic conditions in the markets in which the Company operates and industry based factors such as:

•	declines in the North American, South American and European automobile and light truck builds,

•	labor costs and strikes at the Company’s major customers and at the Company’s facilities,

•	changes in consumer preferences,

•	dependence on significant automotive customers,

•	the level of competition in the automotive supply industry and pricing pressure from automotive customers,

•	risks associated with conducting business in foreign countries,

•	implementation of the reorganization plan and

•	the outcome of the pending audit committee inquiry.

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

      To manage its risks, the Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts and purchased options with third parties, denominated in multiple currencies, which will mature during fiscal 2003. The details are as follows (amounts in millions, except average contract rate):

				Weighted Average
	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Derivative Type	Sold	Purchased	Notional Amount	(per Convention)	Gain/(Loss)

Options	CAD	USD	$48.4	1.55	—

      In order to manage the interest rate risk associated with our debt portfolio, the Company may enter into derivative transactions to manage its exposures to changes in global interest rates, although the Company did not have in place any interest rate derivatives at September 30, 2003.

      Gains and losses on derivatives qualifying as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” are recorded on the balance sheet as a component of “Accumulated other comprehensive loss” to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of September 30, 2003, the Company had no derivatives designated as hedges under SFAS No. 133. Gains and losses from all derivatives that do not qualify as hedges under SFAS No. 133 are recorded in the income statement as required by SFAS No. 133, and the fair value is recorded in the balance sheet.

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

Changes in Internal Controls:

      An evaluation of internal controls was conducted for the year ended December 31, 2002 and continues each quarter in 2003. The following paragraphs detail management’s significant areas of focus to further enhance internal controls:

•	The Company has implemented certain enhancements, or is in the process of enhancing, internal controls relating to data quality and process efficiency with respect to its current consolidation system and preparation of consolidated financial statements. Recent actions relate to improving the systematic roll-up of both financial and non-financial information that is reported in the Company’s financial reports filed with the Securities & Exchange Commission. These actions have primarily focused on improving: (1) the entity structure utilized by the consolidation tool, (2) the collection and compilation of financial and non-financial data and (3) the ability to identify and eliminate intercompany transactions and balances in a more efficient manner. The Company is currently making these changes to its existing consolidation system and is in the process of implementing a new consolidation system. As part of the new system implementation process, the Company is examining additional means to improve its internal controls. The Company is also enhancing its procedures with respect to ensuring timely and adequate review of non-standard journal entries and account reconciliations and adherence to existing corporate accounting policies and accounting principles generally accepted in the United States of America.

•	Further, the Company is implementing controls to ensure that financial and non-financial information that is generated by accounting or other company functions is adequately reviewed prior to being recorded in the Company’s books of record. As disclosed in Note 22 “Quarterly Financial Data,” of the Form 10-K for 2002, an error in the mathematical computation of foreign currency exchange gains was discovered and was reflected as a prior period adjustment in the third quarter 2002 financial statements. The error was detected as the result of a change in the individuals responsible for computing and reviewing the foreign currency exchange gain/loss. The Company is implementing new controls that are designed to improve the existing approval and authorization processes.

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

      The Company is a defendant in a lawsuit involving a sales commissions arrangement inherited from a predecessor company and its partial ownership of an extinguished joint venture. In September 2003, the Oakland County Circuit Court entered a judgment by default against the company for $4.2 million based upon an inadvertent failure to produce a small number of documents that were to be produced with thousands of other documents that were delivered in the discovery process. The Company and its counsel believes that the default judgment was improperly entered and that damages were improperly assessed, and it has filed an appeal of the judgment with the Michigan Court of Appeals. The Company intends to vigorously pursue its appeal in this matter, and has posted a letter of credit in the amount of the judgment as part of the normal appeal process. While management believes it may have no liability to the plaintiff, the Company has established an appropriate reserve for this matter in an amount less than the amount of the current judgment.

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

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

4.1	Amendment and Waiver dated August 26, 2003 to the Receivables Transfer Agreement dated December 21, 2001.
4.2	Third Amendment dated September 23, 2003 to the Credit Agreement dated December 20, 2001.
4.3	Fourth Amendment dated October 7, 2003 to the Credit Agreement dated December 20, 2001.
10.1	Resignation and Separation Agreement dated August 10, 2003.
10.2	Employment Agreement dated August 27, 2003.
10.3	Amendment to Employment Agreement dated August 29, 2003.
10.4	Employment Agreement dated August 1, 2003.
10.5	Employment Agreement dated August 1, 2003.
10.6	Amendment to Employment Agreement dated October 10, 2003.
10.7	Employment Agreement dated July 28, 2003.
10.8	Amendment to Employment Agreement dated July 28, 2003.
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

August 15, 2003	Item 5 Other Events and Regulation FD Disclosure and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits
August 15, 2003	Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN CORPORATION

By:	/s/ J. MICHAEL STEPP

J. Michael Stepp
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Dated: November 14, 2003

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Amendment and Waiver dated August 26, 2003 to the Receivables Transfer Agreement dated December 21, 2001.
4.2	Third Amendment dated September 23, 2003 to the Credit Agreement dated December 20, 2001.
4.3	Fourth Amendment dated October 7, 2003 to the Credit Agreement dated December 20, 2001.
10.1	Resignation and Separation Agreement dated August 10, 2003.
10.2	Employment Agreement dated August 27, 2003.
10.3	Amendment to Employment Agreement dated August 29, 2003.
10.4	Employment Agreement dated August 1, 2003.
10.5	Employment Agreement dated August 1, 2003.
10.6	Amendment to Employment Agreement dated October 10, 2003.
10.7	Employment Agreement dated July 28, 2003.
10.8	Amendment to Employment Agreement dated July 28, 2003.
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).