Form 10-Q/A
period 2003-06-30
COLLINS & AIKMAN CORP
filed 2004-03-17
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q/A

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
CONSOLIDATED BALANCE SHEET
CONSOLIDATING STATEMENT OF CASH FLOWS
CONSOLIDATING STATEMENT OF CASH FLOWS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX
Computation of Earnings Per Share
Computation of Ratio of Earnings to Fixed Charges
Letter re Change in Accounting Principles
Letter re Change in Accounting Principles
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

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. The Company determined that it was the primary beneficiary of one of the entities and expects to account for it as a VIE under FIN 46. Payments under the Textron Leasing Transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three (3) years with three one (1) year renewal options. At the end of the leases (including the expiration of all renewal options) there is the option of either purchasing all of the equipment for approximately $26 million, or returning the equipment to the lessor. In the event the equipment is returned, arrangements will be made for the disposition of the equipment. The Company is required to guarantee a minimum value to the lessor of up to approximately $21 million upon expiration of the leases. As is customary, the documentation for the Textron Leasing Transaction incorporates covenants by reference, from the Senior Secured Credit Facility, that may be amended or waived by the senior lenders, and also contain events of default.

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

Operating Activities

      Net cash provided by operating activities of the Company was $62.4 million for the six months ended June 30, 2003, compared to net cash provided by operating activities of $111.6 million in the six months ended June 30, 2002. The 2003 decrease is primarily the result of an increase in working capital and variations in earnings.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer “the Certifying Officers” evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934). Based on that evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Furthermore, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer implemented changes, primarily to formalize, document and enhance existing procedures that are in place within the Company. In addition, the Certifying Officers also disclosed to the Company’s auditors and the Audit Committee of the Board of Directors all significant deficiencies in the design or operation of internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data. A summary of the key items disclosed and the changes in internal controls resulting from corrective actions are discussed below.

Changes in Internal Controls:

      An evaluation of internal controls was conducted for the year ended December 31, 2002 and continues each quarter in 2003. The following paragraphs detail management’s significant areas of focus to further enhance internal controls:

•	The Company has implemented certain enhancements, or is in the process of enhancing, internal controls relating to data quality and process efficiency with respect to its current consolidation system and preparation of consolidated financial statements. Recent actions relate to improving the systematic roll-up of both financial and non-financial information that is reported in the Company’s financial reports filed with the Securities & Exchange Commission. These actions have primarily focused on improving; (1) the entity structure utilized by the consolidation tool, (2) the collection and compilation of financial and non-financial data, and (3) the ability to identify and eliminate intercompany transactions and balances in a more efficient manner. The Company is currently making these changes to its existing consolidation system and is in the process of implementing a new consolidation system. As part of the new system implementation process, the Company is examining additional means to improve its internal controls. The Company is also enhancing its procedures with respect to ensuring timely and adequate review of non-standard journal entries and account reconciliations and adherence to existing corporate accounting policies and accounting principles generally accepted in the United States of America.

•	Further, the Company has implemented controls to ensure that financial and non-financial information that is generated by accounting or other company functions is adequately reviewed prior to being recorded in the Company’s books of record. As disclosed in Note 22 “Quarterly Financial Data,” of the Form 10-K for 2002, an error in the mathematical computation of foreign currency exchange gains was discovered and was reflected as a prior period adjustment in the third quarter 2002 financial statements. The error was detected as the result of a change in the individuals responsible for computing and reviewing the foreign currency exchange gain/loss. The Company is implementing new controls that are designed to improve the existing approval and authorization processes.

      Other than the above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls. The Company also intends to refine its internal control procedures on an ongoing basis as deemed appropriate with a view towards making improvements.

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

Item 4.     Submission of Matters to Vote of Security Holders

      On May 16, 2003, the Company held its Annual Meeting of Stockholders. At such meeting, stockholders voted on two matters: (1) the election of four directors to hold office until the 2006 Annual Meeting and thereafter until their successors are elected and qualified, and (2) approval of an amendment to the Collins & Aikman Corporation 2002 Employee Stock Option Plan. The results of voting were as follows:

1.	Election of Directors:

Nominee	For	Withheld

Charles E. Becker	79,437,408	2,308,219
Robert C. Clark	81,064,996	680,631
David A. Stockman	79,111,770	2,633,857
Daniel P. Tredwell	79,112,131	2,633,496

2.	Amendment of Collins & Aikman Corporation 2002 Employee Stock Option Plan:

For	Against	Abstain

58,300,523	23,424,679	30,425

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
18.1	Letter re change in accounting principles.
18.2	Letter re change in accounting principles.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).

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

J. Michael Stepp
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Dated: March 16, 2004

EXHIBIT INDEX

Exhibit
Number	Description

11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
18.1	Letter re change in accounting principles.
18.2	Letter re change in accounting principles.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).