Form 10-Q/A
period 2003-09-30
COLLINS & AIKMAN CORP
filed 2004-03-17
CIK 846815

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
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX
Amendment & Waiver dated August 26, 2003
3rd Amendment to Credit Agreement, dated 12/20/01
4th Amendment to Credit Agreement, dated 12/20/01
Resignation and Separation Agreement
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

      In the third quarter, the Company adopted the FASB Staff Position No. FAS 146-1 “Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity Is, in Substance, an Enhancement to an Ongoing Benefit Arrangement.” The effect from adopting FAS 146-1 was to defer recording $1.2 million of restructure expense to later periods. The effect on prior quarters and at December 31, 2003 for the portion of the restructuring activities deferred was not significant.

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