Form 10-K
period 2003-12-31
COLLINS & AIKMAN CORP
filed 2004-03-17
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑  No ☐.

     The aggregate market value of voting stock held by non-affiliates of the Registrant was $168,794,241 as of March 1, 2004.

     As of February 26, 2004, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

WEBSITE ACCESS TO COMPANY’S REPORTS:

     Collins & Aikman’s internet website address is www.collinsaikman.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s website and as soon as reasonably practicable after the reports are electronically filed with, or furnished to the Securities and Exchange Commission.

     The Company’s Code of Business Conduct is available free of charge through the Company’s internet website. Any amendments to the Company’s Code of Business Conduct and any waivers of the Code of Business Conduct involving executive officers or directors of the Company will also be made available on the Company’s internet website. Printed copies of the Company’s Code of Business Conduct are also available free of charge to any shareholder upon request to: Corporate Secretary, Collins & Aikman Corporation, 250 Stephenson Highway, Troy, MI 48083.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT INDEX

i

PART I

Cautionary Statements Regarding Forward-Looking Information and Risk Factors

      This Report on Form 10-K contains “forward-looking” information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “should,” “continue,” “predict” and similar words used in this Annual Report. The forward-looking statements in this Form 10-K are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

      The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that Collins & Aikman Corporation (the “Company”) or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

      This Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including but not limited to general economic conditions in the markets in which the Company operates and industry based factors such as:

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

      The Company’s sales are impacted by retail inventory levels and production schedules. In 2003, Original Equipment Manufacturer (“OEM”) customers continued to significantly reduce their production and inventory levels due to the uncertain economic environment. In the current environment, it is extremely difficult to predict future production rates and inventory levels and the sustainability of any recovery.

The base of customers which the Company serves is concentrated, and the loss of business from a major customer or the discontinuation of particular vehicle models could reduce the Company’s sales and harm the Company’s profitability.

      Because of the relative importance of a few large customers and the high degree of concentration of OEMs in the automotive industry, the Company’s business is exposed to a high degree of risk related to customer concentration. DaimlerChrysler AG, General Motors Corporation and Ford Motor Company and their respective affiliates were the Company’s three largest customers, and they directly or indirectly accounted for approximately 28%, 22% and 25% of the Company’s 2003 net sales, respectively. A loss of significant business from, or adverse performance by, any of these customers would be harmful to the Company’s profitability. Although the Company receives purchase orders from most of the Company’s customers, these purchase orders typically provide for the supply of a customer’s annual requirements for a particular model or assembly plant, renewable on a year-to-year basis, rather than for the purchase of a specific quantity of products. It is difficult to accurately predict the level of new production for 2004 car sales. The loss of business with respect to significant vehicle models could have a material adverse effect.

      In addition, there is substantial and continuing pressure from automotive manufacturers to reduce costs, including costs associated with outside suppliers like Collins & Aikman. For example, OEM customers in the automotive industry attempted to impose price decreases and givebacks throughout 2003. Such attempted price decreases were generally in the 2% to 4% range. Several reductions have been agreed to, and others are currently being negotiated with OEMs and pressures may increase if overall economic and industry conditions do not improve. It is difficult for the Company to offset downward pricing pressures through alternative, less costly sources of raw materials. In addition, throughout 2003, the Company has experienced pricing pressure from its suppliers. The Company cannot assure you that it will not be materially and adversely affected by substantial and continuing pricing pressures.

The prices that the Company can charge some of the Company’s customers are predetermined, and the Company bears the risk of costs in excess of its estimates.

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

      The Company’s future operations and cash flow will depend largely upon its ability to integrate acquisitions, achieve the strategic operating objectives for these acquisitions and realize significant synergies and cost savings as a result. Acquisitions since January 2001 account for 48 of the Company’s current 102 plants and facilities and approximately 58% of the Company’s approximately 23,900 employees. The Textron Automotive Company’s Trim division (“TAC-Trim”) acquisition in 2001, at that time, individually accounted for 41 of the Company’s plants and facilities and approximately 12,000 of the Company’s employees located across seven different countries, including two countries where the Company did not previously operate. The Company has not previously undertaken an integration process as large or complex as the integration plans required by these recent acquisitions collectively or by the TAC-Trim acquisition individually. In order to succeed, the Company will need to realize projected synergies and cost savings on a timely basis, consolidate information technologies, capitalize on the Company’s increased purchasing power, effectively control the progress of the Company’s integration process and associated costs, consolidate the Company’s program management, research and development and engineering operations, capitalize on the Company’s prime contractor strategy and the opportunities afforded by the Company’s broader products offering and maintain strong relationships with Tier I integrators and OEMs.

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

      The Company may selectively identify and acquire other businesses with complementary products, manufacturing capabilities or geographic markets, and the Company expects to continually evaluate such opportunities. The Company cannot assure you that any business acquired will be successfully integrated with other operations or prove to be complementary in the manner expected or be profitable. The Company could incur further indebtedness in connection with the Company’s acquisition strategy and increase the Company’s leverage. Acquisitions outside of North America may present unique difficulties and increase the Company’s exposure to the risks attendant to international operations. The process of integrating acquired companies and operations into the Company’s existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations.

The Company may incur unanticipated contingent liabilities as a result of acquisitions and may experience unanticipated liabilities associated with former discontinued operations.

      The Company might incur unforeseen environmental, tax, pension, litigation or other liabilities in connection with the Company’s recent or future acquisitions, or the Company might underestimate the known liabilities. If such liabilities materialize or are greater than the Company estimates, they could have a material adverse effect on us. In addition, the Company has significant responsibilities related to some of its formerly owned businesses, or discontinued operations, such as those relating to post-retirement, casualty, environmental, product liability, lease and other matters. Based upon the information presently available and the Company’s insurance coverage, the Company does not believe that any of these liabilities will have a material adverse effect upon the Company’s financial condition or results of operations, however, the Company might be incorrect in its assumptions; and the extent of those contingent liabilities of which the Company is aware could exceed its expectations. In addition, there may be other such liabilities of which the Company presently has no knowledge.

If the Company is unable to meet future capital requirements, the Company’s competitive position may be adversely affected.

      In securing new business, the Company typically is required to expend significant amounts of capital for engineering, development, tooling and other costs. Generally, the Company seeks to recoup these costs through pricing over time, but the Company may be unsuccessful due to competitive pressures and other market constraints or if a customer ceases production of a particular vehicle. While the Company believes that it will be able to fund capital expenditures through cash flow from operations, borrowings under the Company’s credit facilities, sale and leaseback agreements and sales of receivables including sales under the Company’s receivables facility and factoring arrangements, there can be no assurance that it will have adequate funds to make all the necessary capital expenditures or that the amount of future capital expenditures will not be materially in excess of its anticipated expenditures.

Recent trends among the Company’s customers will increase competitive pressures in the Company’s businesses.

      In recent years, the competitive environment among suppliers to the vehicle manufacturers in the automotive industry has changed significantly as these manufacturers have sought to outsource more vehicular components, modules and systems and to use on-line auctions in order to obtain further price reductions. In addition, these sectors have experienced substantial consolidation as OEMs have sought to lower costs, improve quality and increasingly purchase complete systems and modules rather than separate components. This consolidation has caused, and its continuation will continue to amplify, the pricing pressures outlined above in the discussion of the concentration of the Company’s customers. The Company’s competitive strategy will be to position itself as the prime contractor of choice to both Tier I integrators and OEM assembly plants by supplying a full spectrum of integrated interior trim components. This strategy presents the risk that some of the Company’s customers may be in competition with the Company as well. Furthermore, the trend toward consolidation among automotive parts suppliers is resulting in a smaller number of large suppliers like us who benefit from purchasing and distribution economies of scale. The Company may be unable to achieve the cost savings and operational improvements expected from the Company’s prime contractor business strategy, which could harm its ability to compete favorably in the future with other larger, consolidated companies.

The Company’s strategy may not succeed if anticipated outsourcing fails to occur due to union considerations.

      Because of the economic benefits inherent in outsourcing to suppliers and the costs associated with reversing a decision to purchase automotive interior systems and components from an outside supplier, automotive manufacturers’ commitments to purchasing automotive interior systems and components from outside suppliers, particularly on a just-in-time basis, are contemplated to increase. However, under the contracts presently in effect in the United States and Canada between each of Ford, General Motors and DaimlerChrysler and the United Auto Workers (“UAW”) and the Canadian Auto Workers (“CAW”), in order for any of such automotive manufacturers to obtain from external sources components that it currently produces, it must first notify the UAW or the CAW of such intention. If the UAW or the CAW objects to the proposed outsourcing, some agreement will have to be reached between the UAW or the CAW and the automotive manufacturer. Factors that will normally be taken into account by the UAW, the CAW and the automotive manufacturer include whether the proposed new supplier is technologically more advanced than the automotive manufacturer, whether the new supplier is unionized, whether cost benefits exist and whether the automotive manufacturer will be able to reassign union members whose jobs are being displaced to other jobs within the same factories.

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

      As of December 31, 2003, approximately 62% of the Company’s global work force was unionized. If the Company’s unionized workers were to engage in a strike, work stoppage or other slowdown in the future, the Company could experience a significant disruption of the Company’s operations, which could have a material adverse effect on us. Many OEMs and their suppliers have unionized work forces. Work stoppages or slowdowns experienced by OEMs or their suppliers could result in slowdowns or closures of assembly plants where the Company’s products are included in assembled vehicles. Furthermore, organizations responsible for shipping the Company’s customers’ products may be impacted by occasional strikes staged by the unions representing transportation employees. Any interruption in the delivery of the Company’s customers’ products would reduce demand for the Company’s products.

A growing portion of the Company’s revenue may be derived from international sources, which exposes us to additional uncertainty.

      A significant portion of the Company’s 2003 sales was derived from shipments to destinations outside of the United States and Canada. As part of the Company’s business strategy, the Company intends to expand the Company’s international operations and customer base. Sales outside of the U.S. and Canada, particularly sales to emerging markets, are subject to other various risks, including: governmental embargoes or foreign trade restrictions such as antidumping duties; changes in U.S. and foreign governmental regulations; tariffs;

fuel duties; other trade barriers; political, economic and social instability and foreign exchange risk. In addition, there are tax inefficiencies in repatriating funds from non-U.S. subsidiaries. To the extent such repatriation is necessary for us to meet the Company’s debt service or other obligations, this will adversely affect us. International operations frequently are conducted through joint venture arrangements that can materially limit the Company’s operational and financial control of the business.

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

      The Company is subject to federal, state, local and foreign environmental, and health and safety, laws and regulations that affect ongoing operations and may increase capital costs and operating expenses in order to maintain compliance with such requirements and impose liability relating to contamination at the Company’s facilities, other locations such as former facilities, facilities where the Company has sent wastes for treatment or disposal and other properties to which the Company (or a company or business for which the Company is responsible) are linked. See Note 21 “Commitments and Contingencies — Environmental.”

The Company may not be able to manage its business as it might otherwise due to its high degree of leverage.

      The Company has indebtedness that is substantial in relation to the Company’s stockholders’ equity and cash flow. At December 31, 2003, the Company had $1,285.2 million of outstanding total debt and short-term borrowings. The Company’s percentage of total debt and outstanding preferred stock of its subsidiary, Collins & Aikman Products Co. (“Products”) (“Products Preferred Stock”) to total capitalization was 76.7% at December 31, 2003. The degree to which the Company is leveraged will have important consequences, including the following:

•	the Company’s ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, business development efforts or general corporate purposes may be impaired;

•	a substantial portion of the Company’s cash flow from operations will be dedicated to the payment of interest and principal on the Company’s indebtedness, dividends on Products Preferred Stock and capital and operating lease expense, thereby reducing the funds available to us for other purposes

•	the Company’s operations are restricted by the Company’s debt instruments and the terms of the Products Preferred Stock, which contain material financial and operating covenants, and those restrictions will limit, among other things, the Company’s ability to borrow money in the future for working capital, capital expenditures, acquisitions or other purposes;

•	indebtedness under the Company’s senior credit facilities and the financing cost associated with its receivables facility will be at variable rates of interest, which makes it subject to increases in interest rates;

•	the Company’s leverage may place us at a competitive disadvantage as compared with the Company’s less leveraged competitors, and the Company’s leverage will make it more vulnerable in the event of a downturn in general economic conditions or in any of the Company’s businesses; and

•	the Company’s flexibility in planning for, or reacting to, changes in its business and the automotive industry may be limited.

      The Company has significant debt obligations maturing in 2005 and 2006. The Company’s ability to service or refinance, when required, the Products Preferred Stock and the Company’s debt, lease and other obligations will depend principally upon the Company’s future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company’s control.

      In addition, factors more specific to us could cause actual results to vary materially from those anticipated in the forward-looking statements included in this report such as substantial leverage, limitations imposed by the Company’s debt instruments, the Company’s ability to successfully integrate acquired businesses including actions it has identified as providing cost saving opportunities and pursuing our prime contractor business strategy, the Company’s customer concentration and risks associated with the formerly owned operations of the Company.

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

Completion of Audit Committee Inquiry

      The Company’s Audit Committee inquiry, initiated in August 2003, into certain assertions made by two former executives and related matters has been completed. The Audit Committee, aided by its independent counsel, Davis Polk & Wardwell, and by an outside accounting expert, reported its findings and recommendations to the Company’s full Board of Directors. In general, the Audit Committee’s inquiry extended into the following areas: (1) assertions regarding the Company’s accounting for revenue and tooling, (2) a comprehensive review of related party transactions and (3) certain corporate governance procedures. The following summarizes the Committee’s principal findings and recommendations:

•	The Audit Committee has not become aware of any events that would necessitate a restatement of any previously issued financial statements.

•	While the assertions concerning related party transactions were limited to certain transactions involving Charles Becker and Elkin McCallum and entities controlled by them, the Audit Committee reviewed all material transactions entered into between the Company and Heartland Industrial Partners, L.P., Mr. McCallum and Mr. Becker and their respective affiliates. Both Mr. Becker and Mr. McCallum are directors and significant shareholders of the Company and are, directly or indirectly, limited partners in Heartland, the Company’s largest shareholder.

The Audit Committee concluded that each of these transactions had a legitimate business purpose, was negotiated fairly, and was intended to advance the interests of the Company and not to benefit the related parties at the Company’s expense. The Audit Committee further concluded that, by and large, these transactions were appropriately presented to and approved by the full Board of Directors of the Company and were properly documented and adequately disclosed.

The Audit Committee concluded that certain related party matters referred to below had not been formally submitted for Board approval, and that others should have been more appropriately documented. The Audit Committee recommended that disinterested members of the Board review those matters and take whatever procedural action may be deemed appropriate. Specifically, the matters to be reviewed are (1) with respect to Mr. Becker and his affiliates: leases of two buildings adjacent to the Company’s headquarters, which was already the subject of a Board-approved lease from an affiliate of Mr. Becker; an amendment reducing the rent at the Company’s headquarters to the rent at these two additional buildings; and amendments of existing plant leases with an affiliate of Mr. Becker to extend the term and reduce the rent for the initial term; and (2) with respect to Mr. McCallum and his affiliates, an amendment of the previously Board-approved Joan Automotive merger agreement clarifying ownership of certain equipment listed in a schedule attached to that agreement; and the final terms of a supply agreement contemplated at the time the Board approved a January 2003 purchase of certain fabrics equipment from an affiliate of Mr. McCallum. Subsequent to the Board’s initial discussion with the Audit Committee on March 10, 2004, the Board has held a meeting and ratified all of these actions.

•	The Audit Committee also recommended that the Company review its public filings to determine whether disclosure of certain aspects of the related party transactions reviewed by the Audit Committee should be enhanced and additionally, it proposed a resolution for the Board that will require pre-approval of all future related party transactions, even where pre-approval of the Board is not legally required. The resolution also reiterates procedures for ensuring proper documentation and disclosure of such transactions. Subsequent to the Board’s initial discussion with the Audit Committee on March 10, 2004, the Board has adopted and approved this resolution.

      As a result of the Audit Committee’s recommendations, the Company has included enhanced disclosure in this Annual Report with respect to the following: (1) disclosure of the Board-approved payment of $300,000 as compensation to Mr. Becker in 2002 for his temporary service as Vice Chairman of the Company during that year; (2) an improved description of the 2003 fabrics and 2002 Dutton Yarns air-texturing operations transactions with Mr. McCallum; and (3) the dollar volume of previously disclosed ordinary course arrangements with Mr. McCallum, specifically, from transition services, supply and rebate arrangements.

      The members of the Company’s Audit Committee are Robert C. Clark, the former Dean of the Harvard Law School, Marshall A. Cohen, counsel at Cassels Brock and Blackwell, a Canadian law firm, and former Senator Warren B. Rudman. The accounting expert who advised the Audit Committee is Alex Arcady, a retired partner from Ernst & Young LLP, who spent the last ten years of his career in that firm’s national office.

Item 1.     Business

THE COMPANY

      The Company is a global leader in the design, engineering and manufacturing of automotive interior components, including: instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, and interior trim, as well as exterior trim and convertible roof systems. In North America, the Company manufactures components for approximately 90% of all light vehicle production platforms. Sales are primarily made to North American based global OEMs, as well as Asian and European based global OEMs. The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and European vehicle production. The Company has approximately 23,900 employees and 102 plants and facilities worldwide. The Company is a Delaware corporation formed on September 21, 1988. The Company conducts all of its operating activities through its wholly owned subsidiary Collins & Aikman Products Co. (“Products”). Predecessors of Products have been in operation since 1843.

      Collins & Aikman is one of the industry’s largest and most broadly based manufacturers of automotive interior components, systems and modules. The Company has the capability to supply diverse combinations of stylistically matched, functionally engineered and acoustically integrated interior trim components, systems and modules and markets interior products to customers through customer business units, which supplies products from three primary categories: plastic components and cockpits, carpet and acoustics, automotive fabrics and convertible roof systems.

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

CORPORATE STRATEGY

      The Company’s goal is to become the leading manufacturer of automotive interior trim components to OEMs and Tier I integrators and to realize the integration, synergy and cost savings opportunities created by the combination of its portfolio of products. The Company intends to leverage its product development, patented new materials, continuous enhanced manufacturing capability, an unwavering dedication to lean manufacturing, error proofing and APQP (Advanced Product Quality Planning) launch readiness systems to meet customers’ demands. The following are the key elements of the strategy:

•	Provide integrated product solutions that combine interior styling, component systems and acoustical technologies. The ability to bundle multiple components into integrated, custom packages distinguishes the Company from its competitors and provides an opportunity to increase content per vehicle. The Company is a leader in product innovation, design and styling in all of its business lines, producing components that cover substantially all of the non-glass interior surfaces of automobiles. This breadth of product offering affords the Company a significant advantage as OEMs increasingly view the vehicle interior as a major point of differentiation and rely upon automotive suppliers for research, engineering, design and styling capabilities. By employing a cross-disciplinary approach to acoustics, surface styling and product engineering that takes advantage of product development and technological capabilities, the Company can offer integrated product solutions to its customers.

•	Capitalize on position as full service provider to OEMs and Tier I total interior integrators. The Company believes that OEMs will accelerate modular and system sourcing in order to lower costs, reduce time to market and accommodate global platforms and “just in time” sequenced delivery of complete interior systems. The Company is well positioned to capitalize on these opportunities. Furthermore, the Company’s products are used in approximately 90% of all North American light vehicle platforms and are sold to all North American OEMs, transplants such as Toyota, Nissan and Honda and major Tier I integrators. The Company is also well positioned with respect to its Tier II competitors that have comparatively narrower product lines and significantly less size, scale and technological capabilities.

•	Increase content per vehicle. The Company intends to take advantage of its current position to increase content per vehicle and has substantial new business awards from customers across all product categories, with the strongest growth in fully assembled cockpit modules. Projected sales growth is primarily attributable to its expanded book of full cockpit programs. By increasing content per vehicle, sales are expected to increase at a rate in excess of changes in industry production rates.

•	Leverage technology to improve manufacturing efficiency. The Company believes it has many opportunities to improve manufacturing efficiency and cost structure by rationalizing existing operations and incorporating manufacturing “best practices,” processes, procedures and technologies into its operations. For example, the Company is believed to be among the most efficient plastics suppliers in North America and Europe due to numerous proprietary manufacturing technologies, such as Invisitec™ and Envirosoft™ patented processes that allow the Company to manufacture and combine multiple products to produce complex integrated interiors products. The Company believes the application of technologies to the Company’s other operations, as well as the continued roll-out of these technologies throughout the Company’s operations, will significantly improve plastics manufacturing cycle times, labor costs and scrap rates.

•	Pursue cost savings opportunities. The Company expects to continue to realize savings through a number of initiatives, including purchasing savings, in-sourcing the majority of our plastics tooling and yarn dyeing requirements, consolidating research and development and engineering functions, capacity rationalization and reducing global headquarters’ costs. While the Company believes that the majority of restructuring activities have already been undertaken, in an effort to achieve cost savings, the Company may also elect to implement restructuring activities in future periods above and beyond activities initiated during 2003.

SEGMENT AND GEOGRAPHICAL INFORMATION

      The Company changed the composition of its reportable segments on January 1, 2003 and further redefined the segments July 1, 2003 to reflect organizational changes and restated prior period segment data to be comparable. The Company operates through three segments: U.S. and Mexico Plastics, International Plastics and Global Soft Trim. For a discussion of the Company’s operating segments and the geographic regions in which the Company operates, refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Results of Operations” and to Footnote 20 — “Information About the Company’s Operations.”

PRODUCTS

      The Company markets the majority of its products to customers through customer business units, which manage products from two primary categories: plastic components and cockpits, and soft trim which include: carpet and acoustics, automotive fabrics and convertible roof systems.

Plastic Components and Cockpits

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

•	Instrument Panels (“IP”): As the most structurally important plastic component in the vehicle and as the plastic substrate directly in front of the driver, the IP occupies the most important piece of “real estate” in the interior. The Company believes that it is the number one IP supplier in North America. The advanced materials the Company employs include Envirosoft™ castable thermoplastic materials, high performance PVC alloys, high-definition grain and texture formulation and vacuum forming. The Company also has the proprietary Invisitec™ invisible passenger air bag system, which provides improved appearance and craftsmanship at reduced cost.

•	Cockpits: The Company is a leading North American and European supplier of cockpits. The complete array and breadth of its plastic component offerings has enabled the Company to become a leader in offering customers a fully assembled IP system (“cockpit”) delivered on a just-in-time basis. As most of the ancillary interior trim components revolve around the IP placement, the Company believes that it will be able to penetrate effectively the customer base by offering the IP along with complementary plastic accoutrements and additional products from its other business units. The Company sources various other parts that make up a fully assembled modular cockpit from outside suppliers (including radios, wire harnesses, cross-vehicle beams and steering columns). The Company expects that its position as a cockpit integrator will provide significant opportunities to in-source more manufactured content in the future. Through the proprietary Intelliquence™ software, finished cockpits can be delivered to the OEMs on a just-in-time basis and installed on the assembly line.

•	Door Panels: The Company believes that it is the second largest supplier of door panels in North America. This decorative plastic interior trim component is an important element to the overall styling theme of a vehicle’s interior.

•	Exteriors: Exterior trim components include plastic molded fascia systems, bodyside cladding, signal lamps, cowl grilles and wheel flares. The Company has taken advantage of the systems trend in the exterior trim product market by producing and assembling fascia with radiator grilles, energy absorbers, trim moldings and lamps to be delivered in sequence directly to the OEMs’ assembly line.

Soft Trim

      The Soft Trim segment includes the Company’s global carpet and acoustics products, global automotive fabrics products and global convertible roof systems. Some of the major products of each group include:

Carpet and Acoustics

      Carpet and acoustics products includes molded non-woven and tufted carpet, alternative molded flooring, accessory mats and acoustics systems consisting of absorbing materials, damping materials, engine compartment noise vibration and harshness systems and interior insulators. The Company evolved from a North American carpet producer to become a market leader in a broad range of automotive floor systems, luggage compartment trim, dash insulators and other acoustic products with production capabilities in both North America and Europe. While acoustical products are often combined with molded floor carpet to provide complete interior floor systems, it is useful to describe four carpet and acoustics product categories:

•	Molded Floor Systems: Molded floor systems consist of thermoformed compression molded carpets. These carpets are provided in either a barrier or an absorptive NVH (noise, vibration and harshness) system. The barrier system includes polyethylene, barrier back, and a fiber underlay system or a foam-in-place system. Products include Tuflor™, the Company’s proprietary thermoplastic flooring product, which is rugged, durable and washable. The products in molded floor systems are highly engineered, and their manufacture requires a high degree of precision and draws on the Company’s robotics capabilities. The Company believes it is the number one producer of molded floor and acoustic systems in the North American market and manufactures molded floor systems for all of the North American and Japanese OEMs as well as a number of the European OEMs.

•	Luggage Compartment Trim: The other major carpeted area of the vehicle is the luggage compartment, which includes one-piece molded trunk systems and assemblies, wheelhouse covers and center pan mats, seatbacks, tireboard covers and other trunk trim products. The Company believes that it is the number two supplier of luggage compartment trim in the North American market.

•	Accessory Floormats: The Company manufactures automotive accessory floormats by vulcanizing rubber backing to tufted carpet and also manufactures cargo mats with value-added distinctive aesthetic and practical features such as hand-sewn appearance of edges and moisture trapping construction with our patented Akro Edge® floormats. Largely due to this product differentiation, the Company has become the largest fully integrated auto floormat producer in North America.

•	Acoustical Products: Acoustical products include interior dash insulators that insulate the passenger compartment from engine compartment noise and heat; damping materials that control noise in the floor, overhead system and sides of the vehicle; and engine compartment NVH systems. Changes to vehicle interiors, including hands-free cell phone systems, navigational systems, entertainment systems and voice-activated Internet access, will require enhanced acoustical properties and increased sound field engineering relative to today’s light vehicles.

Automotive Fabrics

      The Company is positioned as the market leader in the North American automotive fabrics market. The principal automotive products include body cloth (woven or knitted fabrics for seating surfaces and other interior applications) and headliner fabric. The Company is able to offer virtually every major weave/knit technology currently available in the marketplace including dobby velours, jacquard velours, flat wovens, double-needlebar knits, circular knits and tricot knits. This allows the Company to effectively serve changing customer styling and cost directives.

      Strategic acquisitions have allowed the Company to increase its backward and forward integration levels by adding yarn dyeing and fabric lamination operations. This additional value-add manufacturing and improved control of the supply chain have contributed to improved operational efficiencies and manufacturing performance.

Convertible Roof Systems

      The Company is the only vertically integrated full service supplier of convertible roof systems, which designs, engineers and manufactures all aspects of a convertible top including the framework, trim set, backlights, well slings, tonneau covers and power actuating system. Recently, in order to differentiate products in the marketplace, OEMs have been increasing the number of convertible and open roof derivative vehicles on both existing and new platforms. The Company’s management believes that this trend will continue to drive demand for convertibles and other innovative open roof systems. The Company is well positioned to secure additional business based upon demonstrated new innovative roof system concepts.

      Top-in-a-Box™, a system pioneered by the Company, is an assembly-line-ready module containing all of the components of a convertible top that enables the OEM to install a complete convertible top system on the production line. This modular, “bolt-on” assembly significantly reduces the time and labor traditionally required to manufacture a convertible model, enabling OEMs to more profitably produce and sell convertibles. The Company has the industry’s most complete line of fabric coverings for convertible and sport utility top covers for OEMs globally. The Company maintains final assembly and trim operations near the OEMs’ plants, and thereby offers customers complete just-in-time delivery and sequencing capabilities.

CUSTOMERS

      Customers include OEMs and Tier I total interior integrators, both of which have been increasingly divesting component manufacturing. OEMs have typically been direct customers for the Company’s plastic components and cockpits, and soft trim products, while Tier I total interior integrators have typically been direct customers for fabrics and carpet and acoustics products.

      Through strategic acquisitions, the Company has broadened its customer base globally, with European and South American sales representing 27% of total sales for 2003 versus 19% in 2002. DaimlerChrylser AG (including Mercedes, Chrysler, Mitsubishi and Smart), General Motors Corporation (including General Motors, Opel, Vauxhall and Saab) and Ford Motor Company (including Ford, Jaguar, Land Rover, Aston Martin and Volvo) directly and indirectly represented approximately 28%, 22% and 25% of 2003 sales, respectively. The following is a list of primary customers:

• Alfa Romeo	• General Motors	• MAN	• MG Rover
• Audi	• Honda	• Mazda	• Saab
• BMW	• Intier	• Mitsubishi	• Scania
• CAMMI	• Isuzu	• Nissan	• Seat
• DaimlerChrysler	• Jaguar	• NUMMI	• Subaru
• Faurecia	• Johnson Controls	• Opel	• Toyota
• Fiat	• Land Rover	• Porsche	• Visteon
• Ford	• Lear Corporation	• PSA	• Volkswagen
• Freightliner	• Magna	• Renault	• Volvo

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

      Products are sold directly to customers under sales contracts that are obtained primarily through competitive bidding. These sales are originated almost entirely by sales staff. This marketing effort is augmented by design and manufacturing engineers that work closely with automotive manufacturers from the preliminary design to the manufacture and supply of automotive modules, systems or components. A key element employed to increase sales is to develop increasingly higher value-added products through innovations in materials construction, product design, engineering and styling. The primary focus of the Design Engineering and Technology, therefore, is to work closely with customer engineering personnel to develop new products, processes, innovations, etc. that are central to winning new business from customers.

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

      The emergence of modular sourcing favors suppliers with broad manufacturing capabilities and product lines, experience with diverse materials and modular coordination. Management believes that the Company’s broad base of manufacturing expertise with interior surface resins and materials and its global leadership in delivering cockpits, favorably positions the Company in the global automotive interior industry. Automotive manufacturers have increasingly looked to suppliers to assume responsibility for introducing product innovations, shortening the development cycle of new models, decreasing tooling investment and labor costs, reducing the number of costly design changes in the early phases of production and improving automotive interior acoustics, comfort and functionality. Once the Company is engaged to develop the design for the automotive interior system or component of a specific vehicle model, it is also generally engaged to supply these items when the vehicle goes into production. Substantial resources have been dedicated toward improving engineering and technical capabilities, establishing strong in-house tooling capabilities and developing advanced technology centers in the United States and in Europe. Similarly, research and development are an integral part of the sales and marketing effort. Especially noteworthy are the Company’s proprietary Invisitec™ invisible passenger air bag door system and Envirosoft castable TPU (Thermalplastic Polyurethane) and TPO (Thermalplastic Olefin) materials.

      In order to effectively develop automotive interior systems, it is necessary to have global capabilities in the engineering, research, design, development and validation of the interior components, systems and modules being produced. The Company conducts research and development at design and technology centers in Dearborn, Michigan; Dover, New Hampshire; Troy, Michigan and Plymouth, Michigan; Heidelberg, Germany and Tyngsboro, Massachusetts and at several worldwide product engineering centers. At these centers, the Company designs, develops and engineers products to comply with applicable safety standards, meet quality and durability standards, respond to environmental conditions and conform to customer aesthetic and acoustic requirements. In particular, acoustic requirements and cockpit aesthetics have become more important than ever with the advent of in-vehicle telematics.

      Technologically advanced acoustics testing centers are maintained in Plymouth, Michigan and Heidelberg, Germany and cockpit development centers are located in Troy and Dearborn, Michigan in order to capitalize on both of these trends.

MANUFACTURING

      The Company focuses on combining smaller manufacturing plants into larger scale plants that have efficient layouts and the ability to reduce fixed costs.

      The Company possesses cross-disciplinary manufacturing expertise, including an ability to form and assemble multi-material combinations of hard-molded plastics, slush-molded soft skins and surfaces, carpet, fabric, foam, insulation and other trim materials as well as stamping, welding, machining and painting of metals and cutting and sewing of fabric components. Management believes the sophistication of the Company’s carpet tufting and dyeing processes, the foam-in-place process for molded floors and its small-part plastic moldings and assemblies capabilities create a competitive advantage.

      The Company also possesses a scaleable, low-cost package automotive yarn dyeing capability that provides an important source of supply for the manufacture of our fabrics products.

      The Company possesses advanced process technologies such as slush-molded skinning for high-end instrument panels, thermoplastic casting, and “molded-in” color and decoration insert capability and overall manufacturing discipline and acumen. Specific product and processes include the proprietary Intelliquence™ software sequencing system which should enable product delivery on a just-in-time basis to global OEM customers.

      Through its extensive in-house tooling resources, the Company has the ability to in-source a significant amount of its tooling requirements for manufacturing carpet, acoustic, and injection molded components.

TECHNOLOGY AND INTELLECTUAL PROPERTY

      Significant resources are dedicated to research and development in order to maintain the position as a leading developer of technology innovations, some of which have been patented or are in the process of being patented, in the automotive interior industry. The Company has developed a number of patented and proprietary designs for innovative interior features, all focused on increasing value to the customer. Examples include the Company developed proprietary slimline cupholders, Cavelflex™ (stretch woven) fabrics and the AcT™ family of acoustically tunable products.

      Patents and patent applications exist in five primary areas: automotive floor mats, automotive fabric products, acoustics, interiors and convertible systems. With respect to floormats, the Company holds several U.S. and foreign patents relating to the Akro Edge® floormats. Akro Edge® floormats are the industry standard for their functional and aesthetic appeal to OEMs and their customers. With respect to automotive fabric patents, the Company has numerous patents on headliners, trunkliners and floor panels. In the acoustics area, in addition to the proprietary Fused Fiber™ technology, the Company is actively seeking protection of various aspects of its AcT™ fiber technology and various other means for improving sound deadening and sound absorption in automotive interiors. The Company has various patents and patent applications directed to cup holders, air outlet assemblies, storage systems and convertible mechanisms. The Company owns the patents relating to Intellimold™ injection molding control process for use in its business. The Intellimold™ patents are related to methods and/or apparatus for injection molding. The Company also holds technology relating to certain skin materials and compounding solutions that provide the capability to design cost-effective materials with outstanding performance and aesthetic qualities. Examples of these materials include Envirosoft™ castable thermoplastic materials, high performance PVC alloys, high-definition grain and texture formulation and vacuum thermoplastic applications. Additionally, a new patented process, TACII™ has been developed in concert with the castable Envirosoft™ materials. The Company also holds technology relating to the Invisitec™ invisible passenger air bag system, which provides improved appearance and craftsmanship at reduced cost. Invisitec™ systems, which integrate the air bag door with the panel and top cover, have been commercialized for soft-cast and vacuum-formed panels and hard injection molded instrument panels. In total, the Company holds approximately 390 U.S. and approximately 1,500 foreign active patents and has approximately 300 patents pending. The intellectual property acquired in the TAC-Trim Acquisition is subject to certain limitations on the Company’s use and creates continuing obligations to Textron.

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

      In the Intellimold Agreement, the Company gave Textron an exclusive worldwide, perpetual, irrevocable license to use outside the Restricted Field its rights in the Intellimold process and any enhancements developed by it. Textron was also granted a royalty-free, worldwide, perpetual, irrevocable license to use the Company’s rights in the Intellimold process and any enhancements developed by the Company within the Restricted Field solely in connection with its and certain affiliates’ manufacturing, sales and development operations. The Intellimold Agreement also includes an exclusive royalty-free, worldwide, perpetual, irrevocable license for the Company to use within the Restricted Field any enhancements to the Intellimold process developed by Textron. In the Licensed-Back IP Agreement, the Company granted Textron a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license to use solely outside the Restricted Field certain intellectual property including over 77 U.S. patents on air bag related products. In the Retained IP Agreement, Textron granted to the Company a non-exclusive, worldwide, royalty-free, perpetual and irrevocable license to use solely within the Restricted Field certain intellectual property. These patents could have applicability to the automotive industry, but such use is somewhat secondary to the use of such technology outside the automotive field.

      As described below under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Information — Off-Balance Sheet Arrangements”, the Company leases certain equipment from Textron. When those leases terminate, if Textron and its affiliates continue to own any interest in the equipment, they will be allowed to use the equipment for certain purposes and to use related intellectual property.

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

COMPETITION

      The Company is a leading supplier in automotive molded carpet and acoustics, auto fabrics, convertible top systems and automotive plastics components and cockpits. Customers rigorously evaluate suppliers on the basis of product, quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design capability, leanness of facilities, operational flexibility, customer service and overall management. Some competitors may have greater financial resources than the Company or a competitive advantage in the production of any given product that the Company manufactures, and there can be no assurance that the Company will be able to successfully compete in the markets for the products it currently provides.

JOINT VENTURES

      The Company forms joint ventures in order to facilitate the exchange of technical information, gain entry into new markets and expand product offerings to its customer base. The Company’s investment in unconsolidated joint ventures totaled $2.5 million at December 31, 2003. In January 2003, the Company acquired from Textron the remaining 50% interest in Textron Automotive Holdings (Italy) S.r.L., a joint venture that was formed as part of the TAC-Trim acquisition. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding this acquisition of the remaining 50% interest in the Italian joint venture.

LABOR MATTERS AND EMPLOYEES

      As of December 31, 2003, the Company’s continuing operations employed approximately 23,900 persons on a full-time or full-time equivalent basis. Approximately 62% of such employees were represented by labor unions in the United States, Canada and other countries. Each facility with represented employees has its own collective bargaining unit and management believes that its relations with employees represented by labor unions and other employees are generally good. From time to time in the ordinary course of our business, grievances are filed against the Company by employees and unions.

ENVIRONMENTAL MATTERS

      A discussion of environmental matters is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 21 “Commitments and Contingencies” of this report.

Item 2.     Properties

      The Company has 102 plants and facilities in North America, South America, Europe and Asia. Approximately 45% of the over 12 million total square footage of these facilities is owned, and the remainder is leased. Many facilities are strategically located to provide product delivery to our customers on a just-in-time basis.

Facilities by Geographic Region

	North	South
Type of Facility	America	America	Europe	Asia	Total

Manufacturing	51	3	27	—	81
Design, Research & Development, and Technical Centers	12	—	6	—	18
Sales Branches, Offices, Other	12	—	3	1	16

Total(1)	75	3	36	1	115

(1)	Total facilities shown per the table exceeds the 102 plants and facilities indicated above because certain facilities listed in the table serve in more than one of the indicated capacities.

Item 3.     Legal Proceedings

      A discussion of environmental matters and litigation is included in Note 21 “Commitments and Contingencies” of this report.

Item 4.     Submission of Matters to a Vote of Security Holders

      None during the fourth quarter of 2003.

Supplemental Disclosure. Executive Officers of the Registrant

      Information regarding the Company’s executive officers is included in “Directors and Executive Officers of the Registrant — Executive Officers of the Company.”

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock has been traded on the New York Stock Exchange under the symbol “CKC” since July 7, 1994. At March 1, 2004, there were approximately 120 holders of record. The following table lists the high and low closing prices for the Common Stock for the full quarterly periods during the two most recent years.

	2003		2002

	High	Low	High	Low

First Quarter	4.83	3.28	25.500	16.750
Second Quarter	4.18	2.82	28.375	9.000
Third Quarter	3.41	2.09	9.000	2.810
Fourth Quarter	4.33	2.43	4.450	2.450

      As of December 31, 2003, Heartland Industrial Partners, L.P. (“Heartland”) owned approximately 37% of the outstanding shares; Blackstone Capital Partners LP owned approximately 5%; Joan Fabrics Corp., Mr. Elkin McCallum and affiliates owned approximately 6%; Mr. Charles E. Becker owned approximately 9% and Textron, Inc. owned approximately 6% (Which it has subsequently sold). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Certain Transaction with Related Parties” for further information about these parties.

      The Company has paid no dividends or made similar distributions with respect to its common stock during 2003 or 2002. Any payment of future dividends and the amounts thereof will be dependent upon the Company’s earnings, financial requirements and other factors deemed relevant by the Company’s Board of Directors. Certain restrictive covenants contained in the agreements governing the Company’s credit facilities and senior subordinated notes limit the Company’s ability to make dividend and other payments. See Item 7,

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 9, “Long-Term Debt and Capital Lease Obligations” of this report.

Item 6.	Selected Financial Data

	Year Ended(1)

	December 31,	December 31,	December 31,	December 31,	December 25,
	2003	2002	2001	2000	1999

	(In millions, except per share data)
Statement of Operations Data:
Net sales	$3,983.7	$3,885.8	$1,823.3	$1,901.8	$1,898.6
Gross profit	444.2	518.1	218.8	266.6	284.7
Selling, general and administrative expenses (excluding goodwill amortization)	273.2	293.5	157.3	151.4	145.8
Restructuring charge and impairment of long-lived assets(2)	69.0	56.9	18.8	—	33.4
Goodwill amortization	—	—	7.1	7.1	7.0
Operating income	102.0	167.7	35.6	108.1	98.5
Interest expense, net	151.3	148.9	84.3	96.6	92.1
Interest expense from subsidiary preferred stock requirements	37.3	—	—	—	—
Subsidiary preferred stock requirements	—	38.4	2.4	—	—
Loss on sale of receivables	7.3	4.2	10.8	9.2	5.4
Income (loss) from continuing operations before income taxes	(61.0)	(33.8)	(76.3)	0.8	(1.2)
Income tax expense (benefit)	(1.9)	17.5	(21.3)	2.2	0.2
Loss from continuing operations	(59.1)	(51.3)	(55.0)	(1.4)	(1.4)
Income from discontinued operations, including disposals, net of income taxes	1.6	9.5	8.8	6.6	—
Income (loss) before cumulative effect of a change in accounting principle	(57.5)	(41.8)	(46.2)	5.2	(1.4)
Net income (loss)(3)	(57.5)	(53.5)	(46.2)	4.5	(10.2)
Per Share Data:
Loss from continuing operations per basic and diluted share	(0.71)	(1.15)	(1.42)	(0.06)	(0.05)
Dividends per share	—	—	—	—	0.32
Balance Sheet Data (at period end):
Total assets	$3,191.2	$3,157.1	$2,987.9	$1,280.3	$1,348.9
Long-term debt, including current portion	1,269.2	1,278.7	1,302.5	884.0	912.5
Mandatorily redeemable preferred stock of subsidiary	161.2	123.9	149.3	—	—
Common stockholders’ equity (deficit)	440.3	397.5	374.7	(154.9)	(151.1)
Other Data:
Capital expenditures	$175.1	$147.9	$54.5	$69.0	$86.4
Depreciation and amortization	140.2	117.0	81.8	74.8	71.5

(1)	The years 2003, 2002 and 2001 were calendar years; fiscal year 2000 had 53 weeks; fiscal year 1999 had 52 weeks.

(2)	In 2003, the Company recorded $69.0 million in charges consisting of restructuring of $32.2 million in severance costs; $9.2 million in costs associated with global rationalization and other exit related costs and $28.4 million in asset impairments. Included in the 2003 charges are adjustments related to previously established accruals which did not require cash outlays of $0.8 million. In 2002, the Company recorded a $56.9 million restructuring charge consisting of $18.0 million in asset impairments and $33.2 million primarily related to severance accruals and $5.7 million primarily related to other contractual obligations. In 2001, the Company recorded a restructuring charge consisting of $7.6 million in asset impairments and $11.2 million primarily related to severance accruals. In 1999, the Company recorded a restructuring charge consisting of $13.4 million in asset impairments and $20.0 million primarily related to severance accruals.

(3)	In 2002, the Company recorded an $11.7 million charge for the cumulative effect of a change in accounting principle related to an impairment loss. In 1999, the Company recorded an $8.8 million charge for the cumulative effect of a change in accounting principle related to start-up costs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      The following discussion and analysis of our financial condition and results of operations includes statements concerning our expectations for our industry and our performance. These statements are forward-looking statements and are subject to numerous risks and uncertainties, including those highlighted elsewhere under “Cautionary Statements Concerning Forward-Looking Information and Risk Factors.” Our actual results may differ materially from those contained or implied by the following discussion.

Introduction

      The Company is a global leader in the design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric and interior trim, as well as exterior trim and convertible roof systems. In reviewing the Company’s results for the periods discussed, consideration should be given to the following critical events: the impact of the material acquisitions that we have made, the numerous restructuring and acquisition integration activities that we have undertaken, the material impact of general economic conditions in North America and within our industry specifically, the increasingly difficult customer and competitive environment, the capital intensive nature of our business and our high degree of leverage and liquidity and debt maturity position.

      Key Factors Impacting Our Reported Results. Critical factors affecting our ability to succeed include the following:

•	Automotive Sales and OEM Production Levels. In North America, the Company manufactures components for approximately 90% of all light vehicle production platforms. Sales are primarily made to North American based global OEMs, as well as Asian and European based global OEMs. The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and Western European vehicle production. The Company’s sales results are influenced heavily by the volume of OEM production of light vehicles (“builds”) in the markets it serves. U.S. retail automotive sales were down 1.1% in 2003 versus 2002 and down 1.8% in 2002 versus 2001. Industry wide North American Free Trade Agreement (“NAFTA”) builds were down 3.0% in 2003 versus 2002 and up 5.7% in 2002 versus 2001. Within NAFTA, the builds of the Big 3 OEM’s were down 5.7% in 2003 versus 2002, and up 5.9% in 2002 versus 2001. In Western Europe, builds were down nearly 0.5% in 2003 versus 2002 and down 1.4% in 2002 versus 2001. In South America, builds were down 0.5% in 2003 versus 2002 and down 8.0% in 2002 versus 2001.

•	Our relationships with our customers. Collins & Aikman does business with all of the world’s largest vehicle manufacturers including Ford, General Motors, DaimlerChrysler, Toyota, Honda, Nissan, Volkswagen, Renault and Porsche. These relationships have typically developed over a period of many years, and have, in many cases, been enhanced by the Company’s recent acquisitions, which has provided the Company with a resulting global footprint and capacity to supply a full range of interior products. In each case, there is a complex mutual dependency and cooperation between the Company and its customers necessary to ensure that vehicle programs are successful in key areas of quality, timing and cost. At the same time, customer expectations are evolving, as vehicle manufacturers continue to outsource more design and integration responsibilities to the Company and other Tier 1 suppliers. As a result, customer satisfaction, especially at critical inflexion points (such as new vehicle launches and vehicle refreshes), has become more complicated and places significant demands on the Company’s resources. Also, there is an inherent tension between the Company and its customers resulting from intense competition and pricing pressures within the industry. For example, OEM customers in the automotive industry attempted to impose price decreases and givebacks throughout 2003. Such attempted price decreases were generally in the 2% to 4% range. Several reductions have been agreed to, and others are currently being negotiated with OEMs and pressures may increase if overall economic and industry conditions do not improve. Finally, on some vehicle programs involving component integration at the Tier 1-level, the Company is either a supplier to, or a customer of, some of its largest Tier 1 competitors, such as Delphi, Visteon and Lear. These types of arrangements are becoming more common within the industry, and add a new level of complexity to customer relationships, including the relationship with the vehicle manufacturer as the ultimate customer.

•	Our ability to secure profitable new business. The Company actively pursues new business opportunities with its traditional customer base as well as with potential new customers. The Company seeks to distinguish itself on a variety of factors, including its global footprint, its capacity to supply a full range of interior products and its full-service capabilities (such as design, engineering, manufacturing and quality services). There is intense competition and pricing pressure on all of these opportunities. Price is typically achieved through direct negotiations with the customer, but in certain instances customers have utilized auctions or relied on benchmarking data that have included reputed world class suppliers in emerging markets. At the same time, the Company seeks to manage its cost structure through a variety of strategies, such as vertical integration initiatives that provide greater cost control opportunities. For example, since the Company is a major purchaser of raw materials like resins, it can arrange favorable supply contracts and benefit broadly from material science developments and product simplification. Additionally, the Company believes that it has the world’s largest fleet of injection molding equipment for automotive products, which provides a unique ability to benefit from process improvements and best practices with respect to its plastics products on a global basis.

•	Our ability to successfully realize the benefits of our restructuring and integration initiatives. The Company has undertaken a series of restructuring and integration initiatives to rationalize first its global manufacturing footprint and more recently its salaried workforce, including home office headcount. These activities are expected to have the following primary benefits: First, the Company has closed about 20 subscale plants and other facilities such as warehouses and consolidated activity into 80 world-class operations, which will result in a significant densification of production and resulting gains in fixed cost absorption and operating efficiencies. Second, the Company is beginning to win more “bundled” awards — with a full range of slush molded, injection molded and carpet, acoustics and fabric components on new vehicle programs. And third, the Company’s salaried workforce will shrink by more than 20% from the legacy levels, while effectiveness and customer service levels will improve due to consolidation, standardization and level-loading of support infrastructure.

•	The impact of raw materials and energy costs. The Company is a significant consumer of resin and nylon feedstocks, which presents both a challenge and an opportunity for the Company. The challenge results from the Company’s sensitivity to price movements in these raw materials (such as those related to recent short run spikes in the oil market), while the opportunity arises from the Company’s ability to leverage its buying power as, in management’s opinion, the largest single automotive grade resin buyer in the world. The Company has largely been able to avoid these pricing pressures due to its ability to negotiate with a variety of global suppliers, and to shift volume from one supplier to another. However, it is possible that the Company may begin to see increased cost pressure if the spikes in the oil market continue. The Company’s customers have historically been reluctant to provide pricing relief based on this type of raw material cost increases, as recently demonstrated in the handling of the recent near tripling of global steel prices.

•	Our liquidity and capital resources. The Company is highly leveraged, due primarily to financing associated with recent acquisitions. Another contributing factor has been that most new business awards in the automotive industry require that suppliers advance certain costs relating to tooling and engineering and design services, which in some cases are incurred years before vehicle launch and are reimbursed over many years following vehicle launch as part of the piece price. In February 2004, the Company obtained amendments to its credit facilities that significantly loosened the principal financial covenants. The Company also obtained an additional revolving credit facility of $100 million and a new term loan in the amount of $185 million, the proceeds of which were used to pre-fund debt amortization requirements. As a result, the Company has greatly improved its financial flexibility and liquidity and has no significant amortization requirements until June 2005.

      Impact of Acquisitions. Our results for the periods discussed have been impacted by several key acquisitions, which, together with related financing transactions, have substantially increased revenues and cash flow and materially altered the Company’s capital and operating structure.

      For example, in 2001, the Company completed three key acquisitions: (1) the acquisition of Becker Group L.L.C., a leading supplier of plastic components to the automotive industry, (2) the acquisition of Joan Automotive Fabrics, a leading supplier of body cloth to the automotive industry, and Joan’s affiliated yarn dyeing operation, Western Avenue Dyers, L.P., and (3) the acquisition of Textron Automotive Company’s Trim division (TAC-Trim), one of the largest suppliers of instrument panels and fully assembled cockpit modules and a major automotive plastics manufacturer of interior and exterior trim components in North America, Europe and South America. These acquisitions, together with the Company’s 2002 acquisition of Southwest Laminates, a fabric lamination business, contributed approximately $2,090 million of additional net sales in 2002 and drove the 113% increase in net sales from the prior year. In addition, these acquisitions were financed by varying combinations of the Company’s common stock and preferred stock, warrants to purchase the Company’s common stock, cash on hand and borrowings under a revolving credit facility, public issuances of debt, and sales of the acquired companies’ accounts receivable under the receivables facility.

      The Company also completed the following acquisitions in 2002 and 2003: (1) the acquisition of Dutton Yarns’ yarn texturizing business, (2) the acquisition of Delphi Corp.’s plastic injection molding plant and related equipment in Logroño, Spain, and (3) the acquisition from Textron of the remaining 50% interest of an Italian automotive joint venture. These transactions have likewise impacted the Company’s financial results and capital structure, although not to the same degree as the transactions described above.

      Impact of Integration Activities and Restructuring Initiatives. We have devoted considerable efforts throughout 2001, 2002 and 2003 to properly integrate the acquired companies. We have also implemented a series of restructuring initiatives to ensure that the resulting combined operations have the proper structure and necessary resources to perform on a profitable basis. These initiatives were directed initially at establishing a proper, global manufacturing footprint and included combining and rationalizing the Company’s legacy and acquired operations in North America, Europe and South America. More recent restructuring initiatives have focused on developing an appropriate overhead structure, including strengthening and streamlining the senior management team on a worldwide basis. As a consequence of these restructuring initiatives, the Company has incurred significant restructuring and impairment charges in each of 2001, 2002 and 2003 for severance costs, plant and office closures, equipment and lease impairments, contractual obligations and other restructuring activities, which have impacted cash flow, operating income and net income. For a more detailed description of these charges, see footnote 15, “Results of Operations”.

      Key Indicators of Performance. In evaluating our business, our management uses operating income as an important indicator of performance. In addition management also considers EBITDA to be a useful proxy for measuring the cash generated by our business, and it is commonly used in the industry to analyze operating performance, liquidity and entity valuation. We define EBITDA as operating income plus depreciation and amortization. Management believes EBITDA to be a good measure of operating performance because cash generation is necessary for the Company to achieve many of the critical success factors outlined above, including investment in cost reduction activities, reducing leverage and improving liquidity. Additionally, management reviews return on invested capital, working capital changes and capital expenditures as critical financial performance metrics. Management also uses certain non-financial metrics of performance, including equipment utilization and efficiency; service, production and first time quality performance; set up and tool changeover time; employee turnover and absenteeism; and safety performance.

SEGMENT INFORMATION

      The following table summarizes financial information for our operating segments:

	Year Ended December 31, 2003

	U.S. and Mexico	International
	Plastics	Plastics	Global Soft Trim	Other	Total

Net sales	$1,363.4	$1,258.0	$1,362.3	$—	$3,983.7
Gross profit	137.7	58.8	238.9	8.8	444.2
Operating income (loss)	73.6	(22.5)	140.5	(89.6)	102.0

	Year Ended December 31, 2002

	U.S. and Mexico	International
	Plastics	Plastics	Global Soft Trim	Other	Total

Net sales	$1,512.2	$899.0	$1,474.6	$—	$3,885.8
Gross profit	179.9	48.2	274.6	15.4	518.1
Operating income (loss)	113.1	(30.1)	161.6	(76.9)	167.7

	Year Ended December 31, 2001

	U.S. and Mexico	International
	Plastics	Plastics	Global Soft Trim	Other	Total

Net sales	$208.0	$263.1	$1,352.2	$—	$1,823.3
Gross profit	15.2	15.9	187.6	0.1	218.8
Operating income (loss)	1.6	(2.4)	48.7	(12.3)	35.6

      Capitalized terms that are used in this discussion and not defined herein have the meanings assigned to such terms in the Notes to Consolidated Financial Statements.

      Investors can obtain free access to the Company’s filings with the Securities and Exchange Commission by accessing the Company’s website at http://www.collinsaikman.com/investor/docs.html.

RESULTS OF OPERATIONS

     2003 Compared to 2002

      Net Sales: Net sales for 2003 increased 2.5% or $97.9 million to $3,983.7 million from 2002. The increase in net sales was primarily driven by approximately $225 million from acquisitions, primarily from the remainder of an Italian joint venture from Textron Inc. and a manufacturing operation in Logroño, Spain, and $163 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. Without the benefit of the above acquisitions, net sales decreased 3.3%, consistent with industry trends. Excluding an $84 million reduction due to the termination of an agreement with a Tier 1 customer, net new business volume increased $17 million. Offsetting the increase was a $23 million loss from the May 2003 tornado that shutdown production at a customer assembly plant, a $20 million loss due to plant closures and other factors, including less continuing business of existing programs of $125 million and commercial items (includes pricing and contractual arrangements) of $46 million.

      Net sales for the U.S. and Mexico Plastics segment decreased $148.8 million to $1,363.4 million from 2002. The decline was primarily due to a $84 million reduction due to the termination of an agreement with a Tier 1 customer, a $23 million loss from the May 2003 tornado that shutdown production at a customer assembly plant and other factors, including reduced production volume of approximately $14 million and commercial items (includes pricing and contractual arrangements) of $21 million. Contributing to the reduced production volume was an extended period of re-tooling for a new program launch at a customer assembly plant.

      Net sales for the International Plastics segment increased $359.0 million to $1,258.0 million from 2002. The increase in net sales was primarily driven by approximately $214 million from acquisitions in Italy and Spain and $130 million as a result of strengthening European and Canadian currencies offset by weakening South American currencies. The increase was also due to net new business of $110 million, offset by a decrease in continuing business of existing programs of $86 million and commercial items (includes pricing and contractual arrangements) of $6 million. Contributing to the reduced continuing business of existing programs was an extended period of re-tooling for new program launches at customer assembly plants in Canada, customer directed content changes in Europe and less content placed in vehicles in South America due to their poor economic situation.

      Net sales for the Global Soft Trim segment decreased $112.3 million to $1,362.3 million from 2002. Included in 2003 net sales was approximately $10 million from small acquisitions and $34 million in exchange gains from strengthening Canadian and European currencies. The decrease primarily resulted from the reduced impacts of business volume of $78 million, $20 million due to plant closures and other factors, including a decrease in continuing business of existing programs of $39 million and commercial items of $18 million. Contributing to the reduced continuing business of existing programs was the overall decrease in automotive builds and lower cost products going into vehicles in comparison to the prior year.

      Gross Profit: Gross profit for 2003 was $444.2 million, down $73.9 million from 2002. Gross margin for 2003 was 11.2% compared to 13.3% in 2002. Overall margins were impacted by a third and fourth quarter improvement at the 12 problem plants identified in the first half of 2003. The remainder of the impact is discussed as follows. The U.S. and Mexico Plastics segment had a decline in gross profit which was primarily attributed to an increase in the mix of the cockpit modules that carry a lower overall margin due to high purchased component content and commercial items of $21 million. Offsetting these decreases was $34 million from improved material and manufacturing efficiencies. The Global Soft Trim segment also contributed to the decline in gross profit primarily due to the mix of components, as well as commercial items of $28 million. The International Plastics segment’s gross profit increased due to a $44 million improvement in material and manufacturing efficiencies offset by a decrease from volume and mix and $8 million in commercial items.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2003 decreased $20.3 million to $273.2 million compared to $293.5 million in 2002. As a percentage of sales, selling, general and administrative expenses decreased from 7.6% for 2002 to 6.9% in 2003. Contributing to the cost decrease were savings realized in connection with the salaried workforce restructuring and the previously announced European restructuring programs and rationalization of selling, general and administrative functions. Offsetting these decreases were higher net engineering and design related costs for significant new program awards of $66 million, a $19 million increase from the prior year.

      Restructuring and Impairment of Long-Lived Assets Charges: During 2003, the Company undertook three restructuring programs resulting in a $40.6 million charge. The goal of the first restructuring program, which resulted in a $4.9 million charge in the second quarter, was to rationalize operations on a worldwide basis with the primary focus on domestic operations. The charge included approximately $4.2 million of severance cost and $0.7 million of costs related to the establishment of reserves for lease commitments and other exit costs. The goal of the second restructuring program, which resulted in a $21.9 million charge in the third quarter and a $5.3 million charge in the fourth quarter, was to take actions aimed principally at rightsizing its support operations. The restructuring charge included approximately $20.4 million of severance costs and $6.8 million of costs related to the establishment of reserves for lease commitments and other exit costs. Included in the third quarter restructuring charge was $5.3 million related to the separation agreement with Jerry L. Mosingo, the former President and CEO. The goal of the third restructuring program, which resulted in a $9.3 million charge in the fourth quarter, was to rightsize the Company’s overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis with the primary focus on domestic operations. The restructuring charge included approximately $7.6 million of severance costs and $1.7 million of costs related to the establishment of reserves for lease commitments and other exit costs. The 2003 restructuring programs affected nearly 3,100 personnel. Included in the 2003 charges are adjustments related to previously established accruals which did not require cash outlays of $0.8 million.

      In addition, the Company recognized $28.4 million in asset impairment charges in 2003. Of the $28.4 million, $10.4 million related to the impairment of the Becker non-compete agreement, $7.5 million related to the initial interest acquired in an Italian joint venture, $7.8 million related to the above restructuring programs and $2.7 million related to other intangible assets.

      During 2002, the Company undertook three restructuring programs resulting in $38.9 million in restructuring charges and $18.0 million in related impairment charges. The goal of the first restructuring program that resulted in a charge of $9.1 million in the first quarter was to de-layer management in the North American and European operations. The objective of the second program that resulted in a $25.1 million restructuring charge and $8.7 million impairment charge in the third quarter was to realign the operations in North America. Included in the third quarter restructuring charge was $8.9 million related to the separation agreement with Thomas Evans, the former Chairman and CEO. The third program resulted in a restructuring charge of $4.8 million and impairment charge of $9.3 million in the fourth quarter. The objective of this program was to consolidate plant operations in Europe and to further de-layer management in North America. The 2002 restructuring programs resulted in the separation of over 1,100 personnel.

      Operating Income: Operating income for 2003 decreased $65.7 million to $102.0 million compared to 2002. The decrease was primarily due to the problem plants identified in the first six months of 2003, higher net engineering and design related costs for significant new program awards of $19 million, the impact of sales mix of $58 million and commercial items (includes pricing and contractual arrangements) of $58 million, offset by material and manufacturing efficiencies of $96 million. Also, contributing to the decline was a $9.4 million increase in restructuring and impairment charges.

      Operating income at the U.S. and Mexico Plastics segment declined $39.5 million primarily as a result of the problem plants identified in the first six months of 2003, higher net engineering and design related costs for significant new program awards, the impact of sales mix and commercial items (includes pricing and contractual arrangements) of $21 million. Offsetting these decreases were manufacturing efficiencies of $30 million. Included in 2003 operating income are $9.4 million in restructuring and $12.3 million in impairment charges compared to $0.8 million in restructuring and $1.2 million in impairment charges in 2002.

      Operating loss at the International Plastics segment decreased $7.6 million. The reduction was primarily a result of material and manufacturing efficiencies of $43 million, offset by an increase in restructuring and impairment charges and the impact of sales mix of $37 million. Included in 2003 operating income are $8.9 million in restructuring and $9.2 million in impairment charges compared to $8.5 million of restructuring and $2.6 million in impairment charges in 2002.

      The Global Soft Trim operating income decreased $21.1 million primarily as a result of sales mix of $13 million and commercial items (includes pricing and contractual arrangements) of $28 million. This decrease was partially offset by an improvement in material and manufacturing efficiencies of $19 million. Also offsetting the decrease was a reduced amount of restructuring and impairment charges from 2002 to 2003. Included in 2003 operating income are $10.7 million in restructuring and $3.6 million in impairment charges compared to $11.2 million in restructuring and $14.2 million in impairment charges in 2002.

      Interest Expense, Net: Net interest expense from debt instruments increased $2.4 million to $151.3 million for 2003. The increase is primarily due to higher average borrowing levels during the year.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron Inc. preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, Products repurchased $133.3 million of liquidation preference Series A preferred stock that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The difference between the initial recorded value and the initial liquidation preference is being accreted over the life of the stock using the effective interest method. During 2003, interest expense from subsidiary preferred stock accretion and dividend costs were $5.3 million and $32.0 million, respectively. The 2002 preferred stock accretion and dividend costs were $7.6 million and $30.8 million, respectively.

      Effective April 2004, the Company will, exercise its option to convert all 20,000 shares of the Series C Redeemable Preferred Stock to Series B Preferred Stock on an equivalent share basis. The primary difference between the Series C and Series B Preferred Stock was that Series C holders are entitled to participation in distributions of Products common equity tied to the appreciation in the value of Products common equity subsequent to the issuance date of the securities. Each Series C Preferred Stock holder will receive one share of Series B Redeemable Preferred Stock on the equivalent share basis.

      Loss on Sale of Receivables: In connection with the receivables sold to non-recourse facilities and through factoring arrangements, a loss of $7.3 million was recognized during 2003, compared to a loss of $4.2 million in 2002. The increase is due to new non-recourse factoring arrangements entered into during 2003.

      Other Expense (Income), Net: In 2003, other expense (income), net primarily included $32.4 million of foreign currency transaction gains offset by $3.5 million of losses related to derivatives used in the Company’s hedging strategies and the minority interest share of gains in a consolidated subsidiary of $5.6 million.

      For 2002, other expense (income), net related primarily to $12.6 million of losses related to derivatives used in the Company’s foreign currency hedging strategy reduced by $5.9 million of foreign currency transaction gains, $5.5 million of losses from an investment in a joint venture, $1.9 million of losses from sale and leaseback transactions and the minority interest share of losses of a consolidated subsidiary of $6.5 million.

      Income Taxes: The Company recognized an income tax benefit of $1.9 million for 2003 compared to an income tax expense of $17.5 million in 2002. Net cash taxes paid during 2003 were $18.4 million. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of a financing arrangement and a tax credit.

      Income from Discontinued Operations: During 2003, the Company recognized $2.4 million from workers compensation claims related to discontinued operations, for which reserves were previously charged. Of these amounts, $1.6 million was recorded as income from discontinued operations, net of income taxes of $0.8 million.

      During the second quarter 2002, the Company received proceeds of $15.8 million on environmental claims previously expensed related to discontinued operations. Of these amounts, $9.5 million was recorded as income from discontinued operations in the second quarter of 2002, net of income taxes of $6.3 million.

      Change in Accounting Principle: During 2003, the Company implemented a change in the method of accounting for holiday pay so that such pay is accrued, and expense is recognized during the period for which the actual holiday occurs. Formerly, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned. As the prior method allocated costs within the fiscal year, there is no effect on prior years. There was no effect on the entire fiscal year as the change only impacted interim periods.

      Additionally, during 2003, the Company implemented a change in the method of accounting for crib supply inventories held at plants. Crib supply inventories include small motors, replacement parts for production equipment and other miscellaneous repair parts for building equipment and machinery. The Company implemented a perpetual crib supply inventory system and harmonized its policy to consistently account for the capitalization of crib supply inventories. Formerly, the Company had different capitalization thresholds following the various acquisitions in late 2001 and 2002, which ranged from not capitalizing any crib supply items to capitalizing only items greater than two thousand dollars. The new accounting method better matches the cost with the period benefiting from the expenditure, as such, inventories are charged to expense as they are placed into service and begin generating revenue. Pro forma and the cumulative effect amounts relating to the change in accounting for crib inventories is not determinable as perpetual records of crib inventory were not maintained at all the plants prior to the application of the new method in the second quarter of 2003. For the plants that previously had no perpetual records, the effect of the change was $1.8 million after tax or $0.02 per share recorded to increase inventory and reduce cost of sales in the three months ended June 30, 2003. For the year ended December 31, 2003, the incremental effect of the adoption had an insignificant effect.

      During 2002, the Company completed its implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and indefinite-lived assets are no longer amortized but are tested for impairment. In accordance with SFAS No. 142, the Company employed a discounted cash flow analysis in conducting its impairment test. As a result of the test, the Company recorded an impairment loss of $11.7 million relating to the UK Plastics business in the International Plastics segment.

      Net Loss Attributable to Common Shareholders: In June 2002, $100.0 million of proceeds from a 16 million share common stock offering was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of $63.7 million. In accordance with generally accepted accounting principles, the difference between the $63.7 million in carrying value and the $100.0 million cash payment was excluded from net income and recorded directly to equity in the Company’s accumulated deficit account. Although this $36.3 million equity charge is excluded from net income, the charge is included in the computation of earnings (loss) per share and is included in the net loss attributable to common shareholders.

     2002 Compared to 2001

      Net Sales: Net sales for 2002 increased 113.1% to $3,885.8 million up $2,062.5 million from 2001. The increase in net sales was primarily driven by the acquisitions of TAC-Trim, Becker, Joan and Southwest Laminates (SWL), which contributed approximately $2,090 million. Sales for 2002 increased approximately $400.6 million or 11.5% over pro forma 2001 sales of $3,485.2 million. New programs, increased content, a higher North American build rate and the 2002 acquisition of SWL drove this sales increase. In North America the build rate increased about 6.0%. Pro forma 2001 sales are based on previous filings with the Securities and Exchange Commission and include TAC-Trim, Becker and Joan for the full year.

      Excluding the impact of the acquisitions, net sales decreased 1.5% from 2001. The decrease is due primarily to $31 million of discontinued non-automotive and low margin business and $42 million of commercial items offset by a $35 million increase in new business and a $10 million strengthening of foreign currencies.

      Net sales for the U.S. and Mexico Plastics segment increased $1,304.2 million to $1,512.2 million from 2001. Excluding the impact of the TAC-Trim and Becker acquisitions totaling approximately $1,317 million, net sales for U.S. and Mexico Plastics decreased 6.3%. This reduction is primarily due to shutdowns of customer assembly plants.

      Net sales for the International Plastics segment increased 241.7% to $899.0 million from 2001. Without the benefit of TAC-Trim sales totaling approximately $669 million, sales decreased 12.5%. The decrease was primarily due to customer price reductions.

      Net sales for the Global Soft Trim segment increased 9.1% to $1,474.6 million compared to 2001. Excluding the acquisition of Joan and SWL, which contributed approximately $103 million to net sales, sales increased 1.4%. The increase is primarily due to increased production volumes and impact from continuing business, as well as a $10 million impact from strengthening European currencies, offset by the weaker Canadian currency and commercial items.

      Gross Profit: For 2002, gross profit increased to 13.3% from 12.0% in 2001. Excluding the favorable impact on gross profit from the Tac-Trim and Becker acquisitions, the increase in gross profit was mainly attributable to the Global Soft Trim segment. The Global Soft Trim segment’s increase resulted from approximately $65 million in material and manufacturing efficiencies, partially offset by $31 million of commercial items and rebates and $10 million of product launch and plant consolidation cost.

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

      Restructuring and Impairment of Long-Lived Assets Charges: During 2002, the Company undertook three restructuring programs resulting in $38.9 million in restructuring charges and $18.0 million in related impairment charges. The goal of the first restructuring program that resulted in a charge of $9.1 million in the first quarter was to de-layer management in the North American and European operations. The objective of the second program that resulted in a $25.1 million restructuring charge and $8.7 million impairment charge in the third quarter was to realign the operations in North America. Included in the third quarter restructuring charge was $8.9 million related to the separation agreement with Thomas Evans, the former Chairman and CEO. The third program resulted in a restructuring charge of $4.8 million and impairment charge of $9.3 million in the fourth quarter. The objective of this program was to consolidate plant operations in Europe and to further de-layer management in North America. The 2002 restructuring programs resulted in the separation of over 1,100 personnel

      During 2001, the Company undertook two restructuring programs resulting in charges totaling $18.8 million. The goal of the first quarter 2001 restructuring program which, resulted in a charge of $9.2 million, was to de-layer management in the North American and European operations. The second program resulted in a fourth quarter charge of $9.6 million. The objective of this program was to downsize three facilities in North America via better utilization of manufacturing and warehouse floor space (including associated headcount reductions) and to reduce headcount in our Mexican operations. The $18.8 million charge includes $11.2 million of severance and other exit costs and $7.6 million of asset impairment charges.

      Operating Income: Operating income increased $132.1 million from 2001. The majority of the increase was due to the acquisitions. However, material and manufacturing efficiencies also contributed to the increase, partially offset by commercial items, product launch and plant consolidations costs and an increase in restructuring charges.

      The U.S. and Mexico Plastics segment results reflect a $111.5 million improvement in operating performance. After considering the approximate $111 million impact of acquisitions, the U.S. and Mexico Plastics business operating income remained unchanged. Negative effects on operating income included a decrease in sales volumes and resulting inefficiencies associated primarily with certain GM models, $11 million of product launch and plant consolidation costs, $2 million related to the decline in plastic sales due to the shutdown of customer assembly plants and commercial items. These decreases were offset by purchasing and spending savings and reductions in administrative expenses.

      The International Plastics operating performance was adversely impacted by commercial items and operating inefficiencies, as well as $11 million due to restructuring charges. These reductions were offset by spending and purchase savings.

      Global Soft Trim operating income increased $112.9 million primarily the result of $70 million of improved material and manufacturing efficiencies, $17 million of sales growth resulting from an increase in light vehicle build, $8 million of reductions in administrative expense, and approximately $19 million from the impact of the acquisitions. These increases were partially offset by $30 million of commercial items and $10 million of operating inefficiencies due to launch costs associated with the BMW Mini program.

      Interest Expense, Net: Net interest expense increased $64.6 million to $148.9 million for 2002. The increase in interest expense is primarily attributed to higher average debt balances and increased amortization of debt issue costs resulting from the TAC-Trim acquisition, partially offset by the benefit of working capital reductions.

      Subsidiary Preferred Stock Requirements: In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. In June 2002, Products repurchased $133.3 million of liquidation preference Series A preferred stock that was initially valued at $56.8 million, along with accrued dividends of $6.9 million. The difference between the initial recorded value and the initial liquidation preference will be accreted over the life of the stock using the effective interest method. The 2002 preferred stock accretion and dividend costs were $7.6 million and $30.8 million, respectively. The 2001 preferred stock accretion and dividend costs were $0.9 million and $1.5 million, respectively.

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

      Other Expense (Income), Net: In 2002, other expense (income), net primarily included $12.6 million of losses related to derivatives used in the Company’s foreign currency hedging strategy offset by $5.9 million of foreign currency transaction gains, $5.5 million of losses related to investments in joint ventures, $1.9 million of losses from sale and leaseback transactions and the minority interest share of losses of a consolidated subsidiary of $6.5 million.

      In 2001, other expense (income), net primarily included a $8.0 million loss on early extinguishment of debt and $7.8 million of foreign currency transaction losses offset by $5.0 million of derivatives gains and a $6.2 million gain related to a stock demutualization. The Company adopted SFAS 145 during 2003 and reclassified $8.0 million loss on the early extinguishment of debt recorded for the year ended December 31, 2001 to other expense (income), net from an extraordinary item in the amount of $5.3 million (net of income taxes of $2.7 million).

      Income Taxes: The Company recognized an income tax expense of $17.5 million for 2002 compared to an income tax benefit of $21.3 million in 2001. Net cash taxes paid during the period were $12.8 million. The primary reasons for the Company’s relatively high effective tax rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not allowed and certain taxes that do not fluctuate directly with income.

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

      Net Loss Attributable to Common Shareholders: In June 2002, $100.0 million of proceeds from a 16 million share common stock offering was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of $63.7 million. In accordance with generally accepted accounting principles, the difference between the $63.7 million in carrying value and the $100.0 million cash payment was excluded from net income and recorded directly to equity in the Company’s accumulated deficit account. Although this $36.3 million equity charge is excluded from net income, the charge is included in the computation of earnings (loss) per share and is included in the net loss attributable to common shareholders.

LIQUIDITY AND CAPITAL RESOURCES

      The Company and its subsidiaries had cash and cash equivalents totaling $13.2 million and $81.3 million at December 31, 2003 and December 31, 2002, respectively. The Company’s ability to utilize availability under its various credit arrangements and receivables facility is limited, in accordance with covenants established under the senior secured credit facility. However, at December 31, 2003, there were no restrictions and the Company had $149.7 million in aggregate of unutilized availability.

      The total availability at December 31, 2003 was comprised of $9.1 million under the Company’s receivables facility, $119.5 million under the Company’s revolving credit facility and approximately $21.1 million under uncommitted bank facilities in foreign locations. The numbers indicated above under the revolving credit facility were further reduced by outstanding letters of credit of $49.2 million as of December 31, 2003. Funding limitations are based on the Company’s financial performance and target levels established by the covenants. At December 31, 2003, there were no funding limitations.

      In October 2003, the Company entered into third and fourth amendments to the Senior Secured Credit Facilities Credit Agreement. The principal changes resulting from these amendments were to permit the add-back of certain restructuring charges for covenant calculation purposes, to increase the maximum permitted leverage ratio for periods beginning with the third quarter of 2003 and make adjustments to the interest coverage ratio. Previously, in the second quarter, the Company executed a second amendment to the senior secured credit agreement. The principal changes were modifications of certain covenants, including an increase in the maximum permitted leverage covenant and a decrease in the minimum interest coverage ratio. The amendment is effective for periods following the first quarter 2003. Other modifications were made to the credit agreement and are detailed in Note 7 “Long-Term Debt and Capital Lease Obligations” as well as in the copy of the amendments, which are filed as an exhibit to this Form 10-K.

      In February 2004, the Company entered into the fifth amendment to the Senior Secured Credit Facilities Credit Agreement which allowed the establishment of a new $100 million supplemental Revolving Credit Facility and the $185 million Tranch A-1 Term Loan. In connection with these new expanded facilities, $181.5 million was used to prepay existing Tranche A and Tranche B Term Loans in direct order of maturity.

      The Company’s principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facilities, receivables arrangements and sales leaseback arrangements. In addition, to facilitate the collection of funds from operating activities, the Company has sold receivables under its receivables facility and has also entered into an accelerated payment collection program with two of its larger customers. If those additional liquidity sources were to become unavailable or limited by customer concentration or credit quality or otherwise, the Company would require additional capital, access to which is not assured. During 2002, the Company issued common stock, although such issuances are not likely to be a source of financing in the near-term. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among its potential cash generation projects, the Company seeks to further improve working capital management (including factoring of receivables) and to continue to utilize lease financings.

     Operating Activities

      Net cash provided by the continuing operating activities of the Company was $122.9 million for the year ended December 31, 2003, compared to $189.4 million for the year ended December 31, 2002. The 2003 decrease is primarily the result of increases in other asset balances, offset by increases in proceeds from non-recourse factoring facilities, increases in proceeds from participating interests in accounts receivable, reductions in accrued expenses and other liabilities, decreases in inventories and other positive working capital changes.

     Investing Activities

      Net cash used in investing activities of the Company was $189.9 million for 2003, compared to net cash used of $186.1 million for 2002. The increased use of cash was primarily the result of a $27.2 million increase in capital expenditures. The increased use of cash was offset by the Company spending $12.5 million less in the payment of acquisition costs for acquiring businesses, spending $5.9 million less on investments in joint ventures and receiving $5.0 million more in proceeds from the sale of property, plant and equipment.

     Financing Activities

      Net cash used from financing activities for 2003 was $4.8 million compared to net cash provided from financing activities for 2002 of $4.0 million. This increase in cash used from financing activities is the result of $150.6 million decrease in proceeds from the issuance of stock offset by $100.0 million used for the repurchase of preferred stock in 2002 and a $41.8 million decrease in cash used for net borrowings.

      At December 31, 2003, the Company had total outstanding indebtedness of $1,285.2 million at a weighted average interest rate of 10.1% per annum. Comparatively, at December 31, 2002, the Company had total indebtedness of $1,289.2 million.

      During 2001, Heartland, and certain other investors, acquired 22.8 million shares of common stock from the Company at a price of $12.50 per share, representing a cash investment in the Company of $285.0 million before fees and expenses. Net proceeds paid to the Company from the equity transactions were $264.3 million. A portion of the proceeds were used to pay $10.7 million in transaction related costs, including change in control consents, fees related to term loan facilities, and other amendments to credit agreement facilities. The remaining proceeds of $253.6 million were used to pay down a revolving credit facility and to fund part of the TAC-Trim acquisition.

      The senior secured credit facility consists of a revolving credit facility and tranche A and tranche B term loan facilities. The revolving credit facility provides for revolving loans and extensions of credit up to a maximum principal amount of $175.0 million. A portion of the revolving credit facility will be available to Canadian subsidiaries in Canadian dollars and a portion of the revolving credit facility will be available in the form of letters of credit. The revolving credit facility, the tranche A term loan and the tranche B term loan mature in December 2005. Borrowings under the senior credit facilities bear interest at variable rates based on a spread to the adjusted LIBOR or a base rate, at the Company’s option. The Company had $350.1 million and $377.6 million in term loans outstanding under this facility at December 31, 2003 and 2002, respectively. See discussion on additional changes in February 2004 on Senior Secured Credit Facilities discussion under “Liquidity and Capital Resources” section previously.

      On an ongoing basis, the Company has entered into an agreement to sell trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary, wholly owned by the Company. The Company’s receivables subsidiary will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to a balance of $250 million, to bank-sponsored multi-seller commercial paper conduits under a committed facility. As of December 31, 2003, the Company had $73.7 million outstanding and $9.1 million undrawn under the receivables facility. As of December 31, 2002, utilization of the receivables facility was $66.0 million and an additional $93.2 million of funding was available but unutilized.

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

      In December 2001, Products issued 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock was recorded at estimated fair value of $146.9 million, which was less than the liquidation value of $1,000 per share or $326.4 million. The estimated fair value was based on market prices for securities with similar terms, maturities and risk characteristics, and included a liquidation discount to reflect market conditions and was agreed to by the Company and Textron as part of the TAC-Trim purchase agreement. The difference between the initial recorded value and the liquidation value is being accreted over the 11 year terms of the securities. The results for 2003 and 2002 included subsidiary preferred stock requirements calculated using the effective interest method of $37.3 million and $38.4 million, respectively. The preferred stock requirement includes both accretion and dividend costs of $5.3 million and $32.0 million, respectively, for 2003 and $7.6 million and $30.8 million, respectively, for 2002. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      Products issued $500 million of 10 3/4% Senior Notes due in 2011 in connection with the TAC-Trim acquisition. The Company also amended the existing $400 million of 11 1/2% senior subordinated notes due in 2006 to make each subsidiary guarantor of the Senior Notes a senior subordinated guarantor of the existing notes.

      The following table sets forth the ratings as of December 31, 2003 for securities issued by the Company and its subsidiaries:

Standard &
	Poors	Moody’s

Public Debt:
11 1/2% Senior Subordinated Notes, due 2006	B-	B3
10 3/4% Senior Notes, due 2011	B-	B2

OUTLOOK

      To further enhance North American automotive revenues, OEMs and transplants are continuing to offer incentives in 2004 that should enable production schedules to remain consistent with 2003 levels. The European market is expected to remain relatively soft, and that market has the potential for continuing declines in production compared to prior year levels. However, the Company remains cautiously optimistic that 2004 North American vehicle production and inventory levels will remain consistent with 2003 levels.

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, capital expenditures, product launches and lease expense. Consistent with the automotive supply industry, the Company continues to experience significant competitive pressure and expects to face continued downward cost pressure from vehicle manufacturers. The Company has an ongoing aggressive plan to improve the various operating performance at all of its facilities. While improvements are being made, further work remains to have all plants profitable on a continuing basis. In addition, the Company recently confirmed its strategy for new business, which involves pursuing sales growth based on criteria intended to more effectively allocate the Company’s resources to the most promising new business opportunities. As part of this strategy, the Company reviewed its parts profitability for each plant and program worldwide. As a result, the Company concluded that a certain future business award is inconsistent with its criteria and is therefore in the process of cooperating in the transition of this award to another supplier.

      Management believes cash flow from operations, together with its revolving credit facility, receivables arrangements, and sale and leaseback arrangements will provide adequate sources of liquidity for the Company to fund its operations. However, the Company’s sources of liquidity may be inadequate if economic conditions worsen or if the Company is unable to meet financial or operating covenants as a result of the foregoing, and the Company will need to seek financing to refinance maturing debt. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company’s ability to incur additional debt, and the Company may be unable to secure equity or other financing.

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

	Payment due by Period

		Less than	1-3	4-5
	Total	1 Year	Years	Years	After 5 Years

	(In millions)
Short-term borrowings	$16.0	$16.0	$—	$—	$—
Long-term debt and capital lease obligations	1,269.2	31.5	736.0	1.7	500.0
Preferred stock(a)	161.2	—	—	—	161.2
Operating leases(b)	357.9	55.0	113.1	78.4	111.4
Environmental reserves	51.2	7.6	21.5	8.5	13.6
Capital expenditures	30.3	30.3	—	—	—

Total obligations	$1,885.8	$140.4	$870.6	$88.6	$786.2

(a)	Mandatorily Redeemable Preferred Stock of Subsidiary
(b)	Includes operating leases related to restructuring charges. See Note 15, “Restructuring.” In addition to the operating lease obligations, at the end of the Textron Leasing Transaction for certain equipment leases (including the expiration of all renewal options), the Company is required to guarantee a minimum value of the equipment to the lessor of up to approximately $21 million.

     Senior Secured Credit Facilities

      General: The Company’s senior secured credit facility allowed funding in the aggregate of up to $525.0 million at December 31, 2003. Borrowings under the credit facility are secured by all the assets of the Company and Products and certain of its subsidiaries, and are unconditionally and irrevocably guaranteed jointly and severally by the Company and each existing and subsequently acquired or organized domestic subsidiaries (other than by the Company’s receivables subsidiary). Available funding under this credit facility is reduced if the program size or commitment level under the Company’s receivable facility (discussed below) exceeds $250.0 million.

      Interest Rates and Fees: At December 31, 2003, borrowings bear interest, at the Company’s option, at either (a) adjusted LIBOR plus a 4.00% margin in the case of the revolving credit and tranche A term loan facilities and 4.75% margin in the case of the tranche B term loan facility, in all cases subject to a minimum LIBOR of 3.00% or (b) the highest of (i) JPMorgan Chase Bank’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the base CD rate plus 1.00% plus a 3.00% margin in the case of the revolving credit and tranche A term loan facilities and 3.75% margin in the case of the tranche B term loan facility. A commitment fee on any unused commitments under the revolving portion of the credit facility equal to 1.00% per annum is payable quarterly in arrears and is subject to adjustment based on attaining certain performance targets.

      In February 2004, the Company entered into the fifth amendment to the Senior Secured Credit Facilities Credit Agreement which allowed the establishment of a new $100 million Supplemental Revolving Credit Facility and the $185 million Tranche A-1 Term Loan. In connection with these new facilities, $181.5 million was used to prepay existing Tranch A and Tranch B Term Loans in direct order of maturity. Applicable interest rates on the new facilities are, at the Company’s option, either (a) adjusted LIBOR plus a 4.00% margin, subject to a minimum LIBOR of 2.00%, or (b) the highest of (i) JPMorgan Chase Bank’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the base CD rate plus 1.00% plus 3.00% margin. There are no commitment fees on these new facilities.

      Covenants: The credit facility requires that the Company meet certain financial tests, including, without limitation, the following tests: a maximum leverage ratio, a minimum interest coverage ratio and certain prescribed limitations on capital expenditures at levels to be agreed upon between the Company and the agents. The credit facility also contains covenants and restrictions, including, among others, limitations or prohibitions on declaring dividends and other distributions, redeeming and repurchasing capital stock, prepaying, redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, sale-leaseback transactions, preferred stock, capital expenditures, recapitalizations, mergers, acquisitions, asset sales and transactions with affiliates.

      Events of Default: The credit facility contains certain customary events of default, including, among others cross-default and cross-acceleration to other indebtedness (including the receivables facility).

     11 1/2% Senior Subordinated Notes due 2006 and 10 3/4% Senior Notes due 2011

      Products has outstanding $400 million in principal amount of 11 1/2% Senior Subordinated Notes due 2006. The Company and substantially all domestic subsidiaries of Products have guaranteed these notes on a senior subordinated basis. The indenture governing these notes contains restrictive covenants (including, among others, limitations on indebtedness, restricted payments, liens, asset dispositions, change of control and transactions with affiliates) that are customary for such securities.

      Products has issued $500 million principal amount of 10 3/4% senior notes due 2011. The Company and substantially all domestic subsidiaries of Products have guaranteed these notes on an unsecured senior basis. The indenture governing these notes contains restrictive covenants (including, among others, limitations on indebtedness, restricted payments, liens, asset dispositions, change of control and transactions with affiliates) that are customary for such securities.

     Mandatorily Redeemable Preferred Stock of Subsidiary

      General: As part of the consideration paid to Textron for the TAC-Trim acquisition, Products issued mandatorily redeemable preferred stock to Textron with an estimated fair market value of $146.9 million and a liquidation value of $326.4 million.

      Dividends: Holders of this preferred stock are entitled to receive dividends accruing as detailed in the table that follows:

	Series A	Series B	Series C
Dividend Periods Ending	Preferred Stock	Preferred Stock	Preferred Stock

On or prior to July 1, 2003	11%	12%	12%
After July 1, 2003	15%	16%	16%

      In each case the dividends are payable quarterly in arrears, commencing on April 1, 2002 and accumulating from the date of issuance. Products may, at its option, elect to accrue up to an amount equivalent to 7% per annum of the dividends on the Series A Preferred Stock, an amount equivalent to 8% per annum of the dividends on the Series B Preferred Stock and an amount equivalent to 8% per annum of the dividends on the Series C Preferred Stock in lieu of cash payment of such dividends and, in each case, any accrued dividends will be added to the liquidation preference of the applicable series of preferred stock. Products may at its option through January 1, 2004 accrue up to the full amount of all dividends in lieu of cash payment of such dividends. Thereafter, Products may at its option elect to accrue dividends of up to 7% of the liquidation value annually on Series A Preferred Stock and up to 8% of the liquidation value on Series B and C Preferred Stock. Accrued dividends will be added to the liquidation preference of the applicable series of Preferred Stock.

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

     Operating Leases

      During 2003, the Company received net proceeds (after fees) of approximately $10.2 million from the sale and leasebacks of real property and equipment. The total minimum lease commitments under these leases will be $16.1 million, $0.5 million relates to 2003.

      During 2002, the Company received net proceeds (after fees) of approximately $14.8 million from sale and leasebacks of real property and equipment. The total minimum lease commitments under these leases will be $18.8 million, $2.6 million of which relates to both 2003 and 2002.

      During 2001, Products entered into sale and leaseback transactions for certain manufacturing equipment and non-manufacturing properties. The transactions resulted in the recognition of a $4.4 million net deferred loss that is being amortized over the lease term, and the recognition of an $8.7 million loss.

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

      See “— Other Information — Effects of Certain Transactions with Related Parties” for additional information. Refer to Note 12, “Operating Leases” of the financial statements included in this report for information regarding future minimum lease payments.

     Capital Expenditures

      The Company incurs capital expenditures on a recurring basis for replacements and improvements. During 2003, the Company had approximately $175.1 million in capital expenditures for continuing operations. Capital expenditures will materially increase with the expanded book of business in 2004, and in future years will depend upon demand for the Company’s products and changes in technology. Estimates for capital expenditures in 2004 range from approximately $145 to $155 million. A portion of capital expenditures may be financed through leasing arrangements.

     Sources of Liquidity

      The table below identifies the Company’s significant sources of liquidity:

	December 31,
	2003	Availability Expiration Per Period

	Maximum	Less
	Amount	than			After
	Available	1 Year	1-3 Years	4-5 Years	5 Years

	(In millions)
Receivable Facility(1)	$9.1	$9.1	$—	$—	$—
Revolving Credit Facility(2)	119.5	—	119.5	—	—
Short-term borrowings	21.1	21.1	—	—	—

Total Available	$149.7	$30.2	$119.5	$—	$—

(1)	Total commitment under the facility is $250 million.

(2)	At December 31, 2003, $49.2 million of outstanding letters of credit reduced the maximum amount available under the Revolving Credit Facility.

      The proforma table below identifies the Company’s significant sources of liquidity adjusted to reflect the supplemental revolving credit facility:

	December 31,
	2003	Availability Expiration Per Period

	Maximum	Less
	Amount	than			After
	Available	1 Year	1-3 Years	4-5 Years	5 Years

	(In millions)
Receivable Facility(1)	$9.1	$9.1	$—	$—	$—
Revolving Credit Facility(2)	168.7	—	168.7	—	—
Supplemental Revolving
Credit Facility(3)	50.8	—	50.8	—	—
Short-term borrowings	21.1	21.1	—	—	—

Total Available	$249.7	$30.2	$219.5	$—	$—

(1)	Total commitment under the facility is $250 million.

(2)	Subsequent to entering into the Supplemental Revolving Credit Facility there were no outstanding letters of credit reducing the maximum amount available under the Revolving Credit Facility.

(3)	The $100 million Supplemental Revolving Credit Facility allows for up to $50 million of cash advances and up to $50 million for letters of credit. At December 31, 2003, $50 million was available for cash advances and $0.8 million for additional letters of credit, after adjusting for the transfer of $49.2 million of outstanding letters of credit transferred from the Revolving Credit Facility.

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

      Restrictions: This receivables facility contains certain restrictions on Carcorp (including maintenance of $60.0 million net worth) and on the sellers (including limitations on liens on receivables, modifications of the terms of receivables, and changes in credit and collection practices) which are customary for facilities of this type. The commitments under the receivables facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants, including defined interest coverage and leverage ratios, bankruptcy, default by the Company in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

     Commercial Commitments

      Put and Call Arrangement: The Company previously entered into a put and call arrangement with respect to the acquisition of the initial 50% interest in the Italian joint venture. In January 2003, the Company acquired the remaining 50% interest in the Italian joint venture for $15 million, which also terminated the put and call arrangement. The arrangement, which was exercisable in December 2004, permitted Textron to require the Company to purchase Textron’s interests in the joint venture for an aggregate of approximately $28 million.

     Stock Options

      As a result of repricing the Company’s stock options during 2002, the repriced options were treated as variable-based awards in accordance with APB No. 25. Subsequent to December 31, 2002, the Company approved the repricing of approximately 3.6 million options with an exercise price of $10.00 to a new exercise price of $8.00. Because these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the new exercise price of $8.00.

OTHER INFORMATION

Off-balance Sheet Arrangements

      Prior to the TAC Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. Payments under the Textron leasing transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. At the end of the Textron Leasing Transaction for certain equipment leases (including the expiration of all renewal options), the Company is required to guarantee a minimum value of the equipment to the lessor of up to approximately $21 million. Each lease is for an initial term of three years with three one-year renewal options. See “— Other Information — Effects of Certain Transactions with Related Parties” for additional information.

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In conjunction with divestitures and other transactions, the Company has provided indemnifications relating to legal and environmental issues, including product liability. The Company does not believe that any pending or threatened litigation or claims related to any such retained liabilities of discontinued operations are likely to result in any material loss.

Certain Transactions with Related Parties

     Heartland Transactions

      Heartland is a private equity firm established in 1999 for the purpose of acquiring and expanding industrial companies operating in various sectors of the North American economy that are well positioned for global consolidation and growth. The managing general partner of Heartland is Heartland Industrial Associates, L.L.C. Certain directors and officers of the Company are members of the general partner, specifically Messrs. Stockman (a Director and our Chairman and Chief Executive Officer), Stepp (a Director and our Vice Chairman and Chief Financial Officer) and Tredwell, Leuliette, McConnell and Valenti (each Directors). Other of our directors or their affiliates, specifically Messrs. Becker and McCallum, are limited partners in Heartland with interests representing less than 5% of the commitments in Heartland. Heartland has informed us that its limited partners include many financial institutions, private and government employee pension funds and corporations, among other types of investors. The Company may, in the ordinary course of business, have on a normal, customary and arms’ length basis relationships with certain of Heartland’s limited partners, including banking, insurance and other relationships.

      The Company is a party to a Services Agreement with Heartland under which Heartland provides advisory and consulting services, including services with respect to developments in the automotive industry and supply markets, advice on financial and strategic plans and alternatives and other matters as it may reasonably request and are within Heartland’s expertise. The Services Agreement terminates on the earlier of its tenth anniversary or the date upon which Heartland ceases to own Company shares equivalent to 25% of that owned by them on February 23, 2001.

      Under the Services Agreement, the Company is obligated to pay to Heartland a $4.0 million annual advisory fee payable in quarterly installments and reimburse its out-of-pocket expenses related to the services it provides. The Company has also agreed to pay a fee of 1% of the total enterprise value of certain acquisitions and dispositions. During 2003, 2002 and 2001 the Company recorded total fees of $4.0 million, $5.7 million and $24.5 million, respectively.

      The Services Agreement with Heartland contemplates that the Company may pay additional fees to Heartland for services rendered in connection with a range of financing transactions. In March 2004, the Company’s Board of Directors, including the disinterested and independent directors of the Board, approved a fee of $1 million to Heartland for its services rendered in connection with the 2004 amendments to the Company’s credit facility to add synthetic revolving and letter of credit facilities.

     Charles E. Becker Transactions

      On March 27, 2003, the Company entered into a termination agreement and release to buyout the non-compete agreement between the Company and Charles E. Becker, a member of the Company’s Board of Directors and a limited partner in Heartland. The Company paid $11.3 million in April 2003 as part of the termination agreement and release. The non-compete agreement, which was entered into as part of the Becker acquisition, required the Company to make periodic payments. As a result of this transaction, the Company incurred a loss of $10.4 million, which is primarily due to the write-off of intangible assets initially recorded in conjunction with the Becker acquisition.

      During 2002, the Company engaged Mr. Becker to serve as Vice Chairman and assist the Company with strategic planning activities, such as developing sales strategies, managing key customer relationships and recruiting senior management for the Company’s European operations. The Company paid Mr. Becker $300,000 for such services. Mr. Becker’s consulting arrangement and position as Vice Chairman ended in 2002.

      The Company entered into a lease agreement with Becker Ventures L.L.C. (“Becker Ventures”), an entity controlled by Mr. Becker, for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft., subject to annual CPI adjustments. Total square footage for all three locations is approximately 286,000. The leases have 20-year terms, and the Company has two five-year renewal options. The 2004 base rent for the facilities will be approximately $4.0 million. In 2004, these leases were amended to provide that the Company would assume responsibility for property management with a corresponding elimination of certain aspects of the property management fees. In addition, the Company is also party to a lease with Becker Ventures for five manufacturing facilities totaling 884,000 square feet. In 2002, the Company extended the lease term an additional ten years to expire in 2021, with the base rent for these facilities totaling $3.6 million per year.

      In June 2001, Products sold and contemporaneously leased back real property located in Troy, Michigan and Plymouth, Michigan from New King, L.L.C. and Anchor Court, L.L.C., respectively, which are affiliates of Becker Ventures, for net proceeds of $15.1 million in aggregate. The initial lease term in each transaction is 20 years and each lease has two successive ten year renewal options. The basic rent for the Troy, Michigan property is $1.3 million per year, and the basic rent for the Plymouth, Michigan property is $0.5 million per year. The rental rates in each case are subject to adjustment after expiration of the initial term.

     Elkin McCallum Transactions

      In the first quarter of 2003, the Company purchased equipment from Joan Fabrics Corporation (“Joan Fabrics”), and entered into a supply agreement with Joan Fabrics to supply certain types of fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics and is a limited partner in Heartland. Under the supply agreement, the Company supplies fabric to Joan Fabrics and Joan Fabrics is responsible for all marketing, design, customer service, distribution and sales functions related to these fabrics. The Company paid Joan Fabrics $4.7 million of consideration for these transactions, a portion of which the Company has allocated to the purchased equipment (based on its appraised value) and the remainder of which it is amortizing over the five-year term of the supply agreement.

      On December 31, 2002, the Company acquired an air jet texturing business from Dutton Yarns (an affiliate of Mr. McCallum) for approximately $4.2 million. The purchased assets included equipment, inventory and intellectual property. The Company had preliminarily accounted for this transaction as an acquisition of assets, but finalized its accounting during the first quarter of 2003, and recorded the transaction as a purchase of a business.

      On April 12, 2002, the Company signed and closed on a merger agreement with Mr. McCallum and a lamination company wholly owned by Mr. McCallum pursuant to which the acquired company was merged into a wholly owned subsidiary of the Company. As consideration in the transaction, Mr. McCallum received 400,000 shares of Common Stock and was repaid $2.5 million in cash as reimbursement for amounts previously invested to fund the lamination company’s working capital needs. Subsequent to the merger, debt owing to Mr. McCallum of $6.7 million was repaid. The Company acquired the lamination business to optimize the supply chain on certain of its fabric products and provide low cost lamination products and services to Tier-1 customers. As part of this acquisition, the Company inherited a lease pursuant to which it leases from an entity controlled by Mr. McCallum, a portion of a manufacturing facility in El Paso, Texas. The Company continues to occupy these premises pursuant to such lease.

      In April 2002, the Company amended the merger agreement with Joan Automotive to clarify ownership of certain equipment listed in a schedule attached to that agreement. The original merger agreement schedule included a list of approximately 84 looms that ultimately exceeded the Company’s manufacturing requirements and facility capacity. Upon determining that the excess looms would have been uneconomically expensive to relocate and store, the Company declined to take possession of 48 of these looms, which were left in place at Joan Fabrics’ Hickory, North Carolina plant. The amendment clarifies that these looms are owned by Joan Fabrics.

      In September 2001, the Company completed the acquisition of Joan Automotive Industries, a leading supplier of bodycloth to the automotive industry, and all of the operating assets of Joan’s affiliated yarn dying operation, Western Avenue Dyers, L.P. As a result of the Joan acquisition, Joan Fabrics became a principal stockholder of the Company. Upon completion of the Joan acquisition, Mr. McCallum became a member of the Company’s Board of Directors. As part of this acquisition, the Company inherited a lease pursuant to which it leases from an entity controlled by Mr. McCallum, a technical center in Lowell, Massachusetts. The operations formerly conducted in these premises have been moved to other company facilities, however the Company remains obligated for the related lease.

      In connection with the Joan acquisition, the Company entered into a Supply Agreement dated September 21, 2001 (the “Supply Agreement”) with Main Street Textiles, L.P. (“Main Street”), which is controlled by Mr. McCallum, and a Transition Services Agreement dated September 21, 2001 (the “Transition Agreement”) with Joan Fabrics. Under the Supply Agreement, which was mutually terminated effective as of January 1, 2004, the Company agreed to purchase all of its requirements for flat woven automotive fabric from Main Street for a five-year period beginning on the date of the Supply Agreement. The prices which the Company agreed to pay for fabric under the agreement equaled the costs of the raw materials plus an amount representing Main Street’s standard labor and overhead costs incurred in manufacturing fabric for us. Under the Transition Agreement, Joan Fabrics provided Products transitional and support services for a period not to exceed twelve months in order to support the continued and uninterrupted operation of the businesses acquired by Products in the Joan acquisition. As a part of these services, pending the Company’s disassembly and removal of machinery and equipment purchased from Joan Fabrics, Joan Fabrics was permitted to continue to use that machinery and equipment to manufacture for us all of our requirements for some types of knitted and woven automotive fabrics. The terms of the Company’s agreement with respect to this fabric production are substantially similar to those under the Supply Agreement. Actual prices paid by the Company for fabric under the Supply Agreement and Transition Agreement were subject to the rebates described below.

      In 2002 and 2003, the Company engaged in ordinary course transactions with entities controlled by Mr. McCallum for the purchase and sale of goods and services as part of ongoing business relationships. The Company recorded purchases from entities controlled by Mr. McCallum, of $17.8 million (net of $1.2 million of rebates) in 2003, and $47.3 million (net of $10.5 million of rebates) in 2002 for goods and services purchased. These rebates received from Mr. McCallum relate to knit and woven automotive fabrics provided by entities controlled by Mr. McCallum under the Supply Agreement and Transition Agreement executed in connection with the 2001 Joan acquisition, which are described above. Supplier rebates such as these are common in the automotive industry as part of ongoing price negotiations and adjustments. These rebates from Mr. McCallum totaled $14.7 million over the duration of the agreements. In addition, the Company recorded sales to entities controlled by Mr. McCallum, of $6.4 million in 2003 and $31.8 million in 2002.

      The following table summarizes the balances outstanding from entities controlled by Mr. McCallum (in millions):

	As of
	December 31,

	2003	2002

Accounts Receivable	$2.7	$5.9
Accounts Payable	$1.0	$8.0

     Textron Transactions

      As discussed above under “— Mandatorily Redeemable Preferred Stock of Subsidiary,” Item 1 “Business — Technology and Intellectual Property,” Item 1 “Business — Joint Ventures” and “— Commercial Commitments — Put and Call Arrangement” the Company is a party to various agreements and transactions with Textron. Textron became a related party as a result of its receipt of the consideration in the 2001 TAC-Trim acquisition. In May 2002, as part of the finalization of the purchase price and related working capital adjustments of the TAC-Trim acquisition, the Company paid Textron $15.5 million in cash.

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities (“VIE”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (see Note 2 “Summary of Significant Accounting Policies” for further information on FIN 46). As part of the Company’s implementation of FIN 46, it determined that one of the single purpose affiliates was a VIE. The Company and Textron agreed to have the lease restructured so it was required to be consolidated by the other party and not accounted for as a VIE. As consideration for this lease restructuring, the Company agreed to pay Textron Financial $150,000.

      Payments under the Textron leasing transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three years with three one-year renewal options. At the end of the leases (including the expiration of all renewal options), there is the option of either purchasing all of the equipment for approximately $26 million or returning the equipment to the lessor. In the event the equipment is returned, arrangements will be made for the disposition of the equipment. The Company is required to guarantee a minimum value to the lessor of up to approximately $21 million upon expiration of the leases. As is customary, the documentation for the Textron leasing transaction incorporates covenants by reference, from the Company’s credit facility, that may be amended or waived by the senior lenders, and also contain events of default.

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

Discontinued Operations

      The Company recognized in 2003 $2.4 million from discontinued operations and $15.8 million of proceeds, respectively, representing recoveries, net of cash outflows. However, the Company has significant obligations related to post-retirement, casualty, environmental, product liability, lease and other liabilities of discontinued operations. The nature of many of these contingent liabilities is such that they are difficult to quantify and uncertain in terms of amount. The Company has accrued $21.5 million for post retirement costs and $36.7 million for environmental and product liability costs. Based upon the information available to management and the Company’s experience to date, the Company believes that these liabilities will not have a material effect on its financial condition, results of operations or cash flows. In addition, the Company has primary, excess and umbrella insurance coverage for various periods that the Company expects to cover certain of these liabilities. However, there can be no assurances that contingent liabilities will not arise or that known contingent liabilities or related claims will not exceed the Company’s expectations or that insurance will be available to cover these liabilities. Because the cash requirements of the Company’s operations are substantially a function of these contingencies, it is possible that actual net cash requirements could differ materially from the Company’s estimates.

Recent and Future Reorganization Plans

      The Company has been restructuring its operations in order to rightsize its overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis. While the Company believes that the majority of restructuring activities have already been undertaken, the Company is continually evaluating the business and may elect to implement additional restructuring activities as opportunities to achieve cost savings arise in future periods. Refer to “Results of Operations” above and Note 15 “Restructuring” for additional information.

Stock Repurchase Plan

      At December 31, 2003, approximately $1.0 million remained authorized by the Company’s Board of Directors to repurchase shares of the Company’s common stock at management’s discretion. The Company believes it has sufficient liquidity under its existing credit arrangements to effect the repurchase program. The Company made no repurchases for the years ended 2003 and 2002.

Critical Accounting Estimates

      A summary of the Company’s accounting policies is described in Note 2, “Summary of Significant Accounting Policies”, of the consolidated financial statements. Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and results. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Considerable judgment is often involved in making these determinations, the use of different assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates. Certain of the Company’s more critical accounting estimates are described below.

      Goodwill and Intangibles: During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its initial impairment test in the second quarter of 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.15 per average basic and diluted share relating to the UK Plastics business in the former European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, is accounted for as if it occurred on January 1, 2002. The Company completed its annual impairment test on November 1, 2002 indicating that the fair value of the reporting units exceeded the carrying values.

      The Company’s first quarter 2003 results were below the forecasts utilized in testing for the goodwill impairment for the year ended December 31, 2002. The conditions in the markets in which the Company operates continued to deteriorate and customer production schedules continued to decline, and therefore, the Company reduced its operating and financial plans for 2003. As a result, the Company initiated an impairment test (outside of the annual testing date of November 1) during the second quarter 2003. During the second quarter, the Company carefully reviewed all of its assumptions regarding revenue growth, improved operating margins and planned capital expenditures. This analysis by each reporting unit focused on new business awards, implementation of strategic business initiatives such as restructuring, material savings, plant efficiencies, revenue growth and additional product/ process technology applications. While the Company is aggressively attacking its overall cost structure, the U.S. and Mexico Plastics reporting unit had even more definitive objectives initiated after the 2003 first quarter performance on a specific plant basis. As a result of these well-defined programs, the Company, utilizing an independent outside evaluator, completed the first step of the goodwill impairment test in the second quarter of 2003 which indicated that the fair value of the reporting units exceeded the carrying values, and therefore no additional impairment testing was necessary. The Company again, completed the annual impairment test as of November 1, 2003 indicating fair value of the reporting units exceeded the carrying values.

      Fair value for all tests was determined based upon the discounted cash flows of the reporting units using discount rates ranging from 11.5% to 14.0% dependent on the reporting unit and a residual growth rate of 2%. The market comparable approach consisted of earnings multiples ranging from 5.2 to 6.5 times current year and forecasted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (operating income less depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control. The U.S. and Mexico Plastics reporting unit can be significantly impacted by an adverse change in assumptions. Considerable judgment is often involved in making these determinations, the use of different assumptions could result in significantly different results. An approximate 50 basis point change in discount rates or an approximate 4% reduction in profit would result in a further goodwill impairment analysis as required by SFAS 142.

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

      During 2001, Heartland acquired approximately 60 percent of the outstanding shares of the Company. This constituted a “change in control” that results in annual limitations on the Company’s use of its Net Operating Loss (“NOLs”) and unused tax credits. This annual limitation on the use of NOLs and tax credits depends on the value of the equity of the Company and the amount of “built-in gain” or “built-in loss” in the Company’s assets at the date of the “change in control.” Based on the expiration dates of the NOLs and tax credits, as well as anticipated levels of domestic income, management does not believe that the transaction will have a material impact on these deferred tax assets. Management has reviewed the Company’s operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $203.3 million at December 31, 2003 will be realized.

      Management took into consideration, among other factors, the impact of recent restructuring plans, the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration date of its NOLs. The Company’s ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management’s control. Therefore, there can be no assurance that the Company will meet its expectation of future taxable income.

      Pension and Postretirement Benefits Other than Pensions: Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, the Company reviews the actual experience compared to the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

      The following table highlights the sensitivity of our pension obligations and expense to changes in assumptions (in millions):

	Impact on	Impact on
Change in Assumption	Pension Expense	PBO

25 basis point (“bp”) decrease in discount rate	1.5	15.6
25 bp increase in discount rate	(1.5)	(15.1)
25 bp decrease in long-term return on assets	0.8	—
25 bp increase in long-term return on assets	(0.8)	—

      Certain accounting guidance, including the guidance applicable to pensions, does not require immediate recognition of the effects of a deviation between actual and assumed experience or the revision of an estimate. This approach allows the favorable and unfavorable effects that fall within an acceptable range to be netted. Although this netting occurs outside the basic financial statements, disclosure of the net amount is disclosed as an unrecognized gain or loss in the footnotes to our financial statements. The Company expects to incur approximately $18.8 million of pension expense in 2004. See Note 13 “Employee Benefit Plans” for additional discussion.

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

      Revenue Recognition: The Company recognizes revenue from product sales when it has shipped the goods. Products are shipped FOB shipping point using customer designated transportation companies with title passing at that time. Significant retroactive price adjustments are recognized in the period when such amounts become probable. Sales are recognized based upon the gross amount billed to a customer for those products in which the Company’s customer has directed the sourcing of certain materials or components used in the manufacture of the final product. The Company generally allows its customers the right of return only in the case of defective products. The Company provides a reserve for estimated defective product costs at the time of the sale of the products.

      Allowance for uncollectible accounts: The allowance for uncollectible accounts provides for losses believed to be inherent within the Company’s “Accounts and Other Receivables,” (primarily trade receivables and the retained interest in the receivables facility). Management evaluates both the creditworthiness of specific customers and the overall probability of losses based upon an analysis of the overall aging of receivables, past collection trends and general economic conditions. Management believes, based on its review, that the allowance for uncollectible accounts is adequate to cover potential losses. Actual results may vary as a result of unforeseen economic events and the impact those events could have on our customers.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK SENSITIVITY

      In the normal course of business, the Company is exposed to market risk associated with fluctuations in foreign exchange rates and interest rates. The Company manages these risks through the use of derivative financial instruments in accordance with management’s guidelines. The Company enters into all hedging transactions for periods consistent with the underlying exposures. We do not enter into derivative instruments for speculative or trading purposes.

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

      The Company’s most significant foreign currency transactional exposures relate to Mexico, Canada and the European Monetary Union. As of December 31, 2003, foreign currency contracts representing $50 million of notional amount were outstanding with maturities of less than one year. The fair value of these foreign exchange contracts as of December 31, 2003 was approximately $44 thousand. The table below provides a summary of the foreign exchange contracts that are outstanding as of December 31, 2003. The instrument’s actual cash flows are denominated in U.S. dollars (dollar amounts in millions).

				Weighted Average
Derivative	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Type	Sold	Purchased	Notional Amount	(per Convention)	Gain/(Loss)

Options	CAD	USD	$50.0	1.5	$—

      In addition to the transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars (“translation exposure”). We do not enter into foreign currency contracts to mitigate this exposure.

Interest Rate

      As of December 31, 2003 approximately 71% of the Company’s borrowings were on a fixed rate basis. The remainder of the Company’s borrowings were on a variable rate basis and sensitive to changes in interest rates. While the Company has used interest rate swaps and other interest rate protection agreements to modify its exposure to interest rate movements and to reduce borrowing rates, no such agreements were in place at December 31, 2003. Because approximately $356.4 million of the Company’s borrowings were subject to a minimum LIBOR floor of 3.00%, a 1.00% unfavorable increase in interest rates would not materially impact pre-tax earnings and cash flow.

Item 8.	Financial Statements and Supplementary Data

      See the Consolidated Financial Statements of Collins & Aikman Corporation and subsidiaries included herein and listed on the Index to Financial Statements set forth in Item 15 (a) of this Form 10-K report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 20, 2003, the Audit Committee of the Board of Directors of Collins & Aikman Corporation approved the appointment of KPMG LLP as the Company’s independent accountants for the year ending December 31, 2003 and the dismissal of PricewaterhouseCoopers LLP (“PwC”), which had previously served in this capacity.

      During the years ended December 31, 2002 and 2001 and through June 20, 2003, KPMG LLP had not been engaged as an independent accountant to audit either the financial statements of the Company or any of its subsidiaries, nor had it been consulted regarding the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement or reportable event.

      PwC communicated in its February 2003 report to the Audit Committee that disagreements with respect to potential changes in measurement date and asset valuation methods for the Company’s pension plans were resolved. In connection with its 2003 budgeting process, the Company had engaged an actuarial consultant to develop and evaluate prospective alternatives for its pension measurement date and asset valuation methods. These alternatives were reviewed with PwC in order to obtain their views on the appropriate accounting measurement dates and valuation methodologies. After full discussion with PwC, the Company’s senior officers and PwC agreed to continue employing in 2003 the pension valuation and measurement methodologies the Company had employed in 2002. There were no other disagreements with PwC during the years ended December 31, 2002 and 2001 on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of such disagreement in their reports on the financial statements for the year.

      The reports of PwC on the financial statements for the years ended December 31, 2002 and 2001, did not include any adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

      During the years ended December 31, 2002 and 2001 and through June 20, 2003, PwC reported no material weaknesses in the Company’s internal control systems and there were no other reportable events as defined in Regulation S-K Item 304(a)(1)(v), other than those described in the next paragraph.

      In connection with its 2001 audit, PwC communicated to the Audit Committee and to management reportable conditions in the Company’s internal control systems, attributable primarily to integration issues from an acquisition completed during the third quarter of 2001, personnel turnover at the corporate and plant level and failure of two manufacturing facilities to follow Company procedures related to account reconciliations. Corrective actions were implemented in 2002. In connection with its 2002 audit, PwC communicated to the Audit Committee and to management reportable conditions in the Company’s internal control system related to timely preparation of cash account reconciliations, review of non-standard journal entries, revenue accounting and currency translation at foreign locations and compliance with established Company accounting policies and procedures. These conditions were attributable primarily to computer systems, process harmonization and personnel integration issues from the December 20, 2001, TAC-Trim acquisition. Corrective actions have been developed and are being implemented to eliminate or reduce to an acceptable level the financial reporting risks associated with the conditions noted. PwC is not in a position to comment on the adequacy of these corrective actions. The Company believes that it has corrected all these conditions during 2003. PwC did not modify its report on the Company’s 2001 and 2002 audited financial statements as a consequence of these reportable conditions.

      The Company requested that PwC furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated June 24, 2003, is filed as an Exhibit on Form 8-K filed with the Securities and Exchange Commission on June 26, 2003.

Item 9A.     Controls and Procedures

      a. Evaluation of disclosure controls and procedures:

      As of the end of the period covered by this report, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, “the Certifying Officers,” evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934). Based on that evaluation, the Certifying Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company’s management, including its Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. In addition, the Certifying Officers also disclosed to the Company’s auditors and the audit committee of the Board of Directors all significant deficiencies in the design or operation of internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data. A summary of the key items disclosed and the changes in internal controls resulting from corrective actions are discussed below.

      b. Changes in internal controls:

      An evaluation of internal controls was conducted for the year ended December 31, 2003. The following paragraphs detail management’s significant areas of focus to further enhance internal controls:

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

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The Restated Certificate of Incorporation of the Company provides that the Board of Directors of the Company is divided into three classes serving staggered three-year terms. Set forth below, as of March 1, 2004, are the name, age and principal occupation or employment during the last five years of each of the current directors of the Company. None of the directors is related to any executive officer or other director of the Company by blood, marriage or adoption. The affiliations between the Company and Heartland, Blackstone Partners, Charles E. Becker, Becker Ventures, Elkin McCallum, Joan Fabrics and Textron (as such terms are defined herein) are set forth under Item 12, “Security Ownership of Certain Beneficial Owners and Management” and Item 13, “Certain Relationships and Related Transactions.”

Directors Whose Terms Expire at the 2004 Annual Meeting — Class I Directors

Timothy D. Leuliette	Age 54. Mr. Leuliette was elected as a director of the Company in February 2001 and has been a director of Metaldyne Corporation (“Metaldyne”) since November 2000 and a director of Trimas Corporation (“Trimas”) since 2002. He is currently Chairman, President and Chief Executive Officer of Metaldyne. He is a senior managing director and one of the co-founders of Heartland. Prior to joining Heartland, Mr. Leuliette joined the Penske Corporation as President and Chief Operating Officer in 1996. From 1991 to 1996 Mr. Leuliette served as President and Chief Executive Officer of ITT Automotive, an automotive company. He also serves on a number of corporate and charitable boards, and served as chairman of the Board of Directors of The Federal Reserve Bank of Chicago, Detroit Branch.

Elkin McCallum	Age 60. Mr. McCallum was elected as a director of the Company in September 2001. Mr. McCallum has been the Chairman of the Board and Chief Executive Officer of Joan Fabrics since 1989 and was Chairman and Chief Executive Officer of Tyng Textiles L.L.C. from 1996 to 2003. Mr. McCallum is currently Chairman of the Board of Trustees of Bentley College.

W. Gerald McConnell	Age 40. Mr. McConnell was elected as a director of the Company in February 2001 and has been a senior managing director of Heartland since its founding. Mr. McConnell was formerly a managing director at Deutsche Bank Alex. Brown (formerly Bankers Trust Co.) from 1997 until 1999. From 1991 until 1999, Mr. McConnell specialized in leveraged finance and financial sponsor coverage at Deutsche Bank Alex. Brown. Mr. McConnell also serves on the boards of directors of Springs Industries, Inc. (“Springs”) and Trimas.

J. Michael Stepp	Age 59. Mr. Stepp has been a director of the Company since February 2001. Mr. Stepp is currently Vice Chairman of the Board of Directors and Chief Financial Officer of the Company. He was previously Executive Vice President and Chief Financial Officer of the Company from May 2002 through July 2002 (after serving as interim Chief Financial Officer from January 2002 through April 2002) and from April 1995 through December 1999. Mr. Stepp was a consultant to the Company and was an independent mergers and acquisitions advisor from January 2000 through February

2001. Since March 2001, Mr. Stepp has been a senior managing director of Heartland but has not been an employee of Heartland since April 2002. He is also a director of Products.

Directors Whose Terms Expire at the 2005 Annual Meeting — Class II Directors

Warren B. Rudman	Age 73. Mr. Rudman has been a director of the Company since June 1995. Mr. Rudman was a partner in the law firm of Paul, Weiss, Rifkind, Wharton & Garrison from 1993 through 2002, and since January 2003 Mr. Rudman has been of counsel to the law firm. Mr. Rudman served as a United States Senator from New Hampshire from 1980 through 1992 and as Attorney General of New Hampshire from 1970 until 1976. Mr. Rudman is also a director of the Chubb Corporation (which term will expire in April, 2004), Allied Waste, Boston Scientific, the Raytheon Company and an independent trustee of several mutual funds of the Dreyfus Corporation.

Cynthia L. Hess	Age 47. Ms. Hess is the owner and Chief Executive Officer of Hess Group, LLC. Prior to forming Hess Group in 2002, Ms. Hess was a senior managing director of Heartland. She was formerly Vice President of Corporate Quality for DaimlerChrysler, where she led the corporate strategy for quality improvement and facilitated quality plan execution. In her 22 years with DaimlerChrysler, Ms. Hess held various engineering, manufacturing and procurement supply positions. Ms. Hess is also a director of Metaldyne.

Samuel Valenti, III	Age 58. Mr. Valenti has been a director of the Company since February 2001. He is a senior managing director of Heartland, chairman of Valenti Capital LLC, has been a director of Metaldyne since January 2001, and is Chairman of the Board of Directors of Trimas. Mr. Valenti is a director of Masco Capital Corporation and has been its President since 1988. Mr. Valenti was formerly Vice President — Investments of Masco Corporation, a home improvement and building products company, from May 1974 to October 1998.

David C. Dauch	Age 39. Mr. Dauch has been Senior Vice President of Sales, Marketing and Manufacturing — Driveline Division of American Axle & Manufacturing since 2003, a company he joined in 1995 as Manager, Sales Administration. In 1996, he became Director of Sales, GM Full Size Truck Programs and was named Vice President of Sales and Marketing in 1998. In 2001, he became Vice President of Manufacturing — Driveline Division. From 1987 to 1995, Mr. Dauch was employed by Products where he held positions of product manager, account executive, and Director of Ford Sales and Marketing for the Automotive Carpet and Fabric Groups.

Marshall A. Cohen	Age 69. Mr. Cohen has been a director of the Company since April 2001. Mr. Cohen has been Counsel at Cassels Brock and Blackwell, a Canadian law firm, since October 1996. Mr. Cohen is also a director of The Toronto-Dominion Financial Group, Barrick Gold Corporation, American International Group, Inc., Lafarge Corporation N.A., The Goldfarb Corporation, Premcor Inc.,

Metaldyne, and Golf Town Canada Inc. Mr. Cohen serves on the Advisory Boards of the Blackstone Group and Heartland.

Directors Whose Terms Expire at the 2006 Annual Meeting — Class III Directors

Charles E. Becker	Age 56. Mr. Becker has been a director since July 2001. He was Vice Chairman of the Board from July 2001 until July 2002. For over 25 years, through 1998, Mr. Becker was the Chief Executive Officer and co-owner of Becker Group, Inc., a global automotive interior components supplier. Mr. Becker is the owner and Chairman of Becker Ventures, which was established in 1998 to invest in a variety of business ventures, including the manufacturing, real estate and service industries. Mr. Becker is also a director of Metaldyne and Trimas.

Robert C. Clark	Age 60. Mr. Clark has been a director of the Company since October 1994. Mr. Clark is a Harvard University Distinguished Service Professor, Harvard Law School. Mr. Clark joined Harvard Law School in 1979 after four years at Yale Law School, where he was a tenured professor, and served as Dean of the Harvard Law School from 1989 to 2003. Mr. Clark is a corporate law specialist and author of numerous texts and legal articles. Prior to his association with academia, he was in private practice with Ropes & Gray. Mr. Clark is also a director of Omnicom Group, Inc., Time Warner Inc., and a trustee of Teachers Insurance Annuity Association (TIAA).

David A. Stockman	Age 57. Mr. Stockman has been a director of the Company since February 2001 and has been Chairman of the Board of the Company since August 2002. Mr. Stockman is also a director of Metaldyne, Springs and Trimas. He is a senior managing director and the founder of Heartland. Prior to founding Heartland, he was a senior managing director of The Blackstone Group L.P. (“Blackstone”) and had been with Blackstone since 1988. Mr. Stockman also served as the director of the Office of Management and Budget in the Reagan Administration, and represented a district in southern Michigan in the U.S. House of Representatives from 1976 to 1981.

Daniel P. Tredwell	Age 45. Mr. Tredwell has been a director of the Company since February 2001. Mr. Tredwell is also a director of Metaldyne, Trimas and Springs. He is a senior managing director and a co-founder of Heartland. He has two decades of leveraged financing and buyout experience. Mr. Tredwell served as a Managing Director at Chase Securities Inc. and had been with Chase Securities since 1985.

Arrangements Regarding Election of Directors

      See Item 12, “Security Ownership of Management and Principal Stockholders — Voting” of this Report.

EXECUTIVE OFFICERS OF THE COMPANY

      The following is a list of the names and ages, as of March 1, 2004, of the executive officers of the Company and a description of all positions and offices with the Company held by each such person and each such person’s principal occupations and employment during the past five years. All executive officers hold office at the pleasure of the Company’s Board of Directors.

Name	Age	Position

David A. Stockman	57	Chairman of the Board and Chief Executive Officer
J. Michael Stepp	59	Vice Chairman of the Board and Chief Financial Officer
Wallace W. Creek	65	Senior Vice President-Finance
Millard L. King, Jr	59	President, Global Soft Trim
Robert A. Krause	47	Vice President and Treasurer
L. Gregory Tinnell	43	Senior Vice President, Human Resources
Michael G. Torakis	47	President, International Plastics
Eric J. White	48	President, U.S. and Mexico Plastics

      David A. Stockman has been a director of the Company since February 2001 and has been Chairman of the Board of the Company since August 2002. Mr. Stockman has been Chief Executive Officer of the Company since August 2003. Mr. Stockman is also a director of Metaldyne, Springs and Trimas. He is a senior managing director and the founder of Heartland. Prior to founding Heartland, he was a senior managing director of Blackstone and had been with Blackstone since 1988. Mr. Stockman also served as director of the Office of Management and Budget in the Reagan Administration, and represented a district in southern Michigan in the U.S. House of Representatives from 1976 to 1981.

      J. Michael Stepp has been a director of the Company since February 2001. Mr. Stepp is currently Vice Chairman of the Board of Directors and Chief Financial Officer of the Company. He was previously Executive Vice President and Chief Financial Officer of the Company from May 2002 through July 2002 (after serving as interim Chief Financial Officer from January 2002 through April 2002), and from April 1995 through December 1999. Mr. Stepp was a consultant to the Company and was an independent mergers and acquisitions advisor from January 2000 through February 2001. Since March 2001, Mr. Stepp has been a senior managing director of Heartland but has not been an employee of Heartland since April 2002. He is also a director of Products.

      Wallace W. Creek has been Senior Vice President — Finance since December 2002, and an executive officer of the Company since December 2002. Before joining the Company in 2002, Mr. Creek was corporate comptroller for General Motors. Mr. Creek is a director of Columbus McKinnon Corp.

      Millard L. King, Jr. has been President, Global Soft Trim since August 2003 and an executive officer of the Company since March 2002. From November 2001 to March 2002, he was Executive Vice President of Global Manufacturing Operations, Carpet and Acoustics Systems. Mr. King joined the Company in 1971. Prior to November 2001, Mr. King held the positions of Senior Vice President of Operations for Automotive Knit Fabrics and Chief Operating Officer of the U.S. automotive carpet systems and of automotive knit and woven operations.

      Robert A. Krause has been Vice President and Treasurer since October 2002, and an executive officer of the Company since December 2002. Before joining the Company, Mr. Krause was associated with American Axle & Manufacturing Holdings, Inc., where he was Vice President and Treasurer from 1999 to August 2002, and Vice President — Investor Relations from August 2002 to October 2002, Treasurer and Acting Interim Chief Financial Officer during 1999, and Treasurer from 1998 to 1999.

      L. Gregory Tinnell has been Senior Vice President of Human Resources and an executive officer since April 2000. Previously, he was Vice President of Human Resources for the Company’s southern and Mexican operations, as well as Vice President of Global Compensation & Benefits. Mr. Tinnell joined the Company in 1995. Prior to joining the Company, he served in various management positions with Sara Lee Corporation,

Nabisco Foods Group and North American Refractories Company. Mr. Tinnell serves on the National Association of Manufacturers Human Resources Steering Committee.

      Michael G. Torakis has been President, International Plastics since August 2003 and an executive officer of the Company since March 2004. Mr. Torakis joined the Company in August 2003. Prior to joining the Company, Mr. Torakis was President of Venture Holdings Company, LLC and Chief Executive Officer of Peguform GmbH. On or about March 28, 2003, Venture Holdings Company, LLC and certain of its affiliates filed a petition for protection under the United States Bankruptcy Code. Mr. Torakis was President of Venture Holdings Company, LLC at the time of the bankruptcy filing. In addition, on or about May 28, 2002, Peguform GmbH, a subsidiary of Venture Holdings Company, LLC, filed for bankruptcy in Germany. Mr. Torakis was Chief Executive Officer of Peguform GmbH at the time of the filing.

      Eric J. White has been President, U.S. and Mexico Plastics since August 2003 and an executive officer of the Company since August 2002. From August 2002 to August 2003, he was Executive Vice President of Global Manufacturing, Interior Trim & Cockpit Systems. Prior to August 2002, Mr. White held the positions of Vice President Operations — Plastics with responsibility for multiple plant operations, and Vice President Operations for two operations with Textron Automotive Company, Inc.

      See “Executive Compensation — Employment Agreements” for a description of the Company’s employment agreements with Messrs. Stepp, King, Torakis and White. Additionally, Mr. Tinnell has a written employment agreement.

      Mr. Stockman does not receive any compensation for his service to the Company as Chief Executive Officer. Mr. Stockman’s services are provided to the Company by Heartland pursuant to a services agreement that is more fully described in Item 13, “Certain Relationships and Related Transactions” of this Report. The assumption by Mr. Stockman of the office of Chief Executive Officer did not change the compensation due Heartland under the services agreement.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to the Company during or with respect to fiscal 2003, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended December 31, 2003, all persons subject to the Section 16(a) filing requirements filed the required reports on a timely basis.

Code of Ethics

      Products has a code of ethics entitled “Collins & Aikman Products Co. Code of Business Conduct” which is applicable to all employees, consultants and contractors of Products, its subsidiaries and affiliates, including the Company. The above-referenced Code of Business Conduct is also applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions for the Company (“Senior Officers”).

      The Code of Business Conduct is available on the Company’s website at www.collinsaikman.com. All amendments to the Code of Business Conduct will also be made available on the Company’s website, along with all waivers of the Code of Business Conduct involving Senior Officers of the Company.

Audit Committee Financial Expert

      The Board of Directors of the Company has determined that none of the current members of the Audit Committee is an “audit committee financial expert,” as the Board interprets that requirement in its business judgment. However, each member of the Audit Committee is financially literate, and each member of the Audit Committee satisfies the heightened independence requirements of Sections 303.01(B)(2)(a) and

303.01(B)(7) of the New York Stock Exchange’s listing standards, to which all members of the Audit Committee are subject. In addition, the Board re-affirms its confidence in each of the members of the Audit Committee, who the Board has determined are independent under applicable rules and regulations and have considerable qualifications and extensive experience with the Company and other public and private entities, and have demonstrated unique leadership capabilities, to serve as members of the Company’s Audit Committee.

Item 11.     Executive Compensation

      The following table sets forth information concerning the compensation for services rendered to the Company and its subsidiaries by (i) both individuals serving as the Company’s Chief Executive Officer during 2003, (ii) the Company’s four most highly compensated executive officers (other than the Chief Executive Officer) whose total annual salary and bonus exceeded $100,000 and who were serving as executive officers at the end of the fiscal year ended December 31, 2003 and (iii) one of the Company’s former executive officers whose compensation would have been reported herein if they had been serving as executive officers of the Company at the end of the fiscal year (the individuals named in clauses (i), (ii) and (iii) being referred to herein as the “Named Executive Officers”). All compensation shown has been paid by Products or by a subsidiary of Products (although any options shown as awarded are for Common Stock of the Company). The Company does not separately compensate its executive officers for their duties as officers of the Company (except for any such options).

Summary Compensation Table

	Annual Compensation
							Securities
				Bonus		Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary($)		($)		Compensation($)(1)	Options(#)	Compensation($)

David A. Stockman	2003	0		0		0	0	0
Chairman and Chief	2002	N/A		N/A		N/A	N/A	N/A
Executive Officer(2)	2001	N/A		N/A		N/A	N/A	N/A
J. Michael Stepp	2003	484,176		112,500	(3)	14,699	0	3,319	(4)
Vice Chairman of the	2002	300,000		262,500		35,897	440,000	5,047
Board and Chief	2001	N/A		N/A		N/A	N/A	N/A
Financial Officer
Millard L. King, Jr.	2003	341,667		37,500	(3)	10,780	0	2,325	(6)
President, Global	2002	250,000		140,873		11,058	376,321	2,390
Soft Trim(5)	2001	209,917		66,627		4,080	0	11,216
Eric White	2003	307,917		25,000	(3)	11,954	200,000	9,584	(8)
President, US &	2002	199,590		25,000		3,822	40,000	1,062
Mexico Plastics(7)	2001	N/A		N/A		N/A	N/A	N/A
Michael G. Torakis	2003	194,423		76,932		4,228	0	1,236	(10)
President, International	2002	N/A		N/A		N/A	N/A	N/A
Plastics(9)	2001	N/A		N/A		N/A	N/A	N/A
Wallace W. Creek	2003	256,562		150,000		10,108	100,000	1,746	(12)
Senior Vice	2002	20,833		N/A		1,054	0	0
President-Finance(11)	2001	N/A				N/A	N/A	N/A
Jerry L. Mosingo	2003	459,677	(14)	0		5,963	210,000	840,211	(15)
Former President and	2002	475,833		0		9,652	440,000	2,379
Chief Executive	2001	N/A		N/A		N/A	N/A	N/A
Officer(13)
Michael A. Mitchell	2003	400,000		50,000	(3)	14,789	0	2,637	(17)
Former President Global	2002	320,833		50,000		14,477	360,000	2,165
Commercial Operations(16)	2001	N/A		N/A		N/A	N/A	N/A

(1)	Total perquisites for each Named Executive Officer were less than the lesser of $50,000 or 10% of annual salary and bonus and, accordingly, the dollar value of such perquisites is not shown. The numbers shown for each Named Executive Officer reflect gross-ups for incremental federal and state income taxes related to such perquisites or relocation reimbursements. Perquisites for each Named Executive

Officer may, but do not necessarily, include reimbursement for any of the following expenses: car; financial planning; executive fitness; executive physicals and medical; clubs and entertainment; and personal use of Company aircraft.

(2)	Mr. Stockman became Chief Executive Officer of the Company in August 2003. He has been a director of the Company since February 2001 and Chairman of the Board of the Company since August 2002. Mr. Stockman does not receive any compensation for his services as Chief Executive Officer. Mr. Stockman’s services are provided by Heartland under a services agreement. See Item 7, “Management’s Discussion and Analysis — Effects of Certain Transactions with Related Parties” and Item 13, “Certain Relationships and Related Transactions” for descriptions of the services agreement between the Company and Heartland. Heartland’s compensation under the services agreement did not increase as a result of Mr. Stockman becoming Chief Executive Officer of the Company.

(3)	Certain officers and key executives received a special recognition bonus in 2003. The bonus payments to Stepp, King, Mitchell and White were $112,500, $37,500, $50,000 and $25,000, respectively.

(4)	Amount for 2003 for Mr. Stepp consists of premiums in the amounts of $3,010 and $309 paid for basic term life insurance and accidental death and dismemberment (“AD&D”) insurance, respectively, under group life insurance policies.

(5)	Mr. King assumed the position of President Global Soft Trim in August of 2003. Previously he was Executive Vice President Global Manufacturing Operations, Carpet & Acoustics Systems.

(6)	Amount for 2003 for Mr. King consists of premiums in the amount of $2,124 and $201 paid for basic term life insurance and AD&D insurance, respectively, under group life insurance policies.

(7)	Mr. White became President of US & Mexico Plastics in August of 2003. He formerly held the position of Executive Vice President Global Manufacturing Operations Interior Trim & Cockpit Systems.

(8)	Amount for 2003 for Mr. White consists of premiums in the amounts of $1,864 and $176 paid for basic term life insurance and AD&D insurance, respectively, under group life insurance policies and (ii) and relocation expenses of $7,544.

(9)	Mr. Torakis joined Collins & Aikman in July 2003 as President, International Plastics.

(10)	Amount for 2003 for Mr. Torakis consists of premiums in the amounts of $1,166 and $70 paid for basic term life insurance and AD&D insurance, respectively, under group life insurance policies.

(11)	Mr. Creek joined Collins & Aikman in December of 2002 as Senior Vice President of Finance.

(12)	Amount for 2003 for Mr. Creek consists of premiums in the amounts of $1,595 and $151 paid for basic term life insurance and AD&D insurance, respectively, under group life insurance policies.

(13)	In August 2003, Mr. Mosingo resigned his positions as a director and as President and Chief Executive Officer of the Company.

(14)	Amount represents Mr. Mosingo’s base salary for January through his resignation date.

(15)	Amount for 2003 for Mr. Mosingo consists of premiums in the amount of $4,662 and $441 paid for basic term life insurance and AD&D, respectively, under group life insurance policies, (ii) $290,333 in salary continuation, (iii) $17,970 of his perquisite allowance (pro-rata portion for termination period), (iv) $50,000 for legal fees, and (v) a $476,805 settlement payment.

(16)	Mr. Mitchell retired from the Company effective February 29, 2004.

(17)	Amount for 2003 for Mr. Mitchell consists of premiums in the amount of $2,409 and $228 paid for basic term life insurance and AD&D insurance, respectively, under group life insurance policies.

Option Grants in Last Fiscal Year

      Shown below is information on grants of new stock options made during the fiscal year ended December 31, 2003 to the Named Executive Officers.

	Individual Grants

	Number of
	Securities		% of Total Options
	Underlying		Granted to	Exercise Price	Expiration	Grant Date Present
Name	Options Granted		Employees in 2002	($/sh)	Date	Value($)(1)

David A. Stockman	0		0%	N/A	N/A	N/A
J. Michael Stepp	0		0%	N/A	N/A	N/A
Millard L. King, Jr	0		0%	N/A	N/A	N/A
Michael G. Torakis	0		0	N/A	N/A	N/A
Eric White	200,000		12%	$8.00	4/7/2013	554,000
Wallace Creek	100,000		6%	$8.00	4/7/2013	277,000
Jerry Mosingo	210,000	(2)	12%	$8.00	4/7/2013	581,700
Michael A. Mitchell	0		0%	N/A	N/A	N/A

(1)	The fair value of each option grant was estimated using the Black-Scholes option pricing model. The assumptions used in the model were weighted average expected volatility of 77.5% weighted average, risk-free interest rate of return of 3.72%, dividend yield of 0% and expected life of seven years.

(2)	2003 option grants expired in November 2003, ninety days after Mr. Mosingo’s resignation in August 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

      Shown below is information with respect to the exercise of stock options during the last fiscal year and the year-end value of unexercised options to purchase Common Stock granted to the Named Executive Officers and held by them as of December 31, 2003.

					Value of Unexercised In-
			Number of Unexercised		the-Money Options at Fiscal
	Shares		Options at Fiscal Year-End		Year-End($)(1)
	Acquired on	Value
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable

David A. Stockman	0	0	0	0	0	0
J. Michael Stepp	0	0	88,000	352,000	0	0
Millard L. King, Jr.	0	0	98,944	301,056	0	0
Eric White	0	0	8,000	232,000	0	0
Michael G. Torakis	0	0	0	0	0	0
Wallace Creek	0	0	0	100,000	0	0
Jerry L. Mosingo	0	0	0	0	0	0
Michael A. Mitchell	0	0	72,000	288,000	0	0

(1)	No options were in the money at fiscal year-end because the exercise price of such options exceeded the closing price of the Common Stock on the New York Stock Exchange on December 31, 2003.

2003 Option Cancellation/ Repricing Program

      On March 24, 2003, the Company cancelled 3,559,256 outstanding, variously priced options, and replaced them with options exercisable at $8.00 per share. The Company “repriced” these options in an effort to continue their effectiveness as a component of our overall compensation strategy. The following table provides additional details regarding the 2003 repricing of options for each person who was an executive officer of the Company on March 24, 2003, or who has since become an executive officer and had options repriced on March 24, 2003.

10-Year Option/ SAR Repricing Table

						Length of
						Original
		Number of	Market			Option
		Securities	Price of	Exercise		Term
		Underlying	Stock at	Price at		Remaining
		Options/SARs	Time of	Time of	New	at Date of
		Repriced or	Repricing or	Repricing or	Exercise	Repricing or
		Amended	Amendment	Amendment	Price	Amendment
Name	Date	(#)(1)	($)(2)	($)(1)(3)	($)(2)	(4)

Gerald E. Jones	03/24/03	6,000	4.26	10.00	8.00	07/05/05
Executive Vice President		2,000		10.00		3/22/10
Global Manufacturing		172,000		10.00		1/15/12
Operations, Fabric
Millard L. King, Jr.	03/24/03	2,000	4.26	10.00	8.00	01/20/09
President		2,000		10.00		12/01/09
Global Soft Trim		6,000		10.00		03/22/10
		13,679		9.97		01/28/04
		376,321		10.00		1/15/12
Dianne E. Kokkinos	3/24/03	4,000	4.26	10.00	8.00	1/15/12
Senior Vice President
Global Supply Chain
Management
Dana Leavitt	3/24/03	40,000	4.26	10.00	8.00	1/15/12
Former Executive Vice President Global Manufacturing Operations, Interior Trim and Cockpit Systems
Michael M. Mitchell	3/24/03	360,000	4.26	10.00	8.00	1/15/12
Former President Global Commercial Operations
Jeffrey A. Rose	3/24/03	180,000	4.26	10.00	8.00	1/15/12
Senior Vice President Global Product Development and Technology
J. Michael Stepp	3/24/03	440,000	4.26	10.00	8.00	1/15/12
Vice Chairman of the Board and Chief Financial Officer
L. Gregory Tinnell	3/24/03	4,000	4.26	10.00	8.00	7/5/05
Senior Vice President		2,000		10.00		2/19/07
Human Resources		6,000		10.00		8/31/09
		8,000		10.00		03/22/10
		140,000		10.00		1/15/12
Reed A. White	3/24/03	13,353	4.26	9.9750	8.00	1/28/04
President of Collins &		8,000		10.00		3/22/10
Aikman Dura Convertible		27,357		9.9750		1/28/04
Systems		101,290		10.00		1/15/12

Length of
Original
		Number of	Market			Option
		Securities	Price of	Exercise		Term
		Underlying	Stock at	Price at		Remaining
		Options/SARs	Time of	Time of	New	at Date of
		Repriced or	Repricing or	Repricing or	Exercise	Repricing or
		Amended	Amendment	Amendment	Price	Amendment
Name	Date	(#)(1)	($)(2)	($)(1)(3)	($)(2)	(4)

Eric White	3/24/03	40,000	4.26	10.00	8.00	1/15/12
President U.S. and Mexico Plastics

(1)	These numbers have been adjusted to reflect our 1–2.5 reverse stock split on May 28, 2002.

(2)	The public offering price of the offering of our Common Stock which occurred on March 22, 2003 was used to establish the exercise price of the replacement options.

(3)	These numbers are the exercise prices of the options cancelled in connection with the grant of replacement options.

(4)	These are the expiration dates of both the cancelled and replacement options on March 24, 2003.

Defined Benefit or Actuarial Plan Disclosure

      C&A Co. Plan. Provided certain eligibility requirements are met, at the end of each calendar month, pay credits are applied to a participant’s account under the Collins & Aikman Corporation Employees’ Pension Account Plan (the “C&A Co. Plan”) based on the participant’s length of credited service and compensation (as defined) during that month. For participants age 50 or older, the monthly pay credit is based on either credited service and compensation or age and compensation, whichever results in the higher amount.

      The following chart sets forth how pay credits are determined under the C&A Co. Plan:

			Percentage of Compensation Used to
			Determine Pay Credits
Eligibility Requirements
				Over 1/3 of
Years of			Up to 1/3 of	the
Credited			the	S.S. Wage
Service	-or-	Age	S.S. Wage Base	Base

Less than 10		Less than 50	2.5%	4.5%
10 – 14		50 – 54	3.0%	5.5%
15 – 19		55 – 59	4.0%	6.5%
20 – 24		60 – 64	5.0%	8.0%
25 or more		65 or more	6.0%	10.0%

      The dollar amounts that result from these percentages are added together and the total is the pay credit for the month.

      In addition, interest credits are applied each month to the account balance. Participants make no contributions to the C&A Co. Plan. Employer contributions are 100% vested after five years of service or at age 65, whichever is earlier, and may vest under certain other circumstances as set forth in the C&A Co. Plan. The estimated annual benefits payable upon retirement at normal retirement age under the C&A Co. Plan for Messrs. Stepp, King, Eric White, Creek and Torakis, assuming they use their account balances to purchase a single life annuity, are $11,931, $39,681, $64,452, $2,021 and $1,264, respectively. Participants in the C&A Co. Plan have the option, however, of receiving the value of their vested account in a lump sum following termination of employment. Mr. Stockman does not participate in the C&A Co. Plan.

      C&A Co. Excess Plan. The excess benefit plan (“SRP”) of Collins & Aikman Corporation works in conjunction with the C&A Co. Plan and provides to the employee any benefit which the C&A Co. Plan would have provided except for certain legal limitations under the Employee Retirement Income Security Act of 1974 and Internal Revenue Service regulations. The pay credits and interest credits are determined as described with respect to the C&A Co. Plan as if no legal limitations existed, and then this plan provides any benefit which is in excess of the benefit provided under the C&A Co. Plan. The estimated annual benefits payable upon retirement at normal retirement age under the SRP for Messrs. Stepp, King, Eric White and Creek are $37,158, $16,834, $3,795 and $897, respectively. Mr. Stockman does not participate in the SRP. Mr. Torakis did not participate in the SRP in 2003. The balances in the SRP accounts of Messrs. Mosingo and Mitchell as of December 31, 2003 were $46,365 and $42,489, respectively.

      C&A Co. SRIP. Participation in the Collins & Aikman Corporation Supplemental Retirement Income Plan (the “C&A Co. SRIP”) is solely at the discretion of the Board of Directors of Products and is extended to a select group of key executives. The plan, which may be discontinued on a prospective basis at any time, provides a participating employee with a retirement benefit at or after age 62 or between ages 55 and 61 on an actuarially reduced basis. A target benefit is first calculated for each employee based on Total Annual Compensation (final base salary plus the average of the bonuses paid for the last three fiscal years) and years of service at retirement. The benefit payable from the C&A Co. SRIP is determined as the excess of the target benefit over any pension benefits payable from Social Security and any other retirement plans sponsored by the Company. An employee does not become vested in a benefit until (i) reaching age 55 and completing 10 years of service or (ii) reaching age 62.

      The following table shows, for specified compensation and years of service classifications, the hypothetical annual target benefits under the C&A Co. SRIP for employees retiring at age 65, assuming that the retiring participant elects a single life annuity.

Pension Plan Table

	Years of Service
Total Annual
Compensation	10	15	20	25	30	35

$100,000	$42,000	$51,000	$60,000	$60,000	$60,000	$60,000
125,000	52,500	63,750	75,000	75,000	75,000	75,000
150,000	63,000	76,500	90,000	90,000	90,000	90,000
175,000	73,500	89,250	105,000	105,000	105,000	105,000
200,000	84,000	102,000	120,000	120,000	120,000	120,000
225,000	94,500	114,750	135,000	135,000	135,000	135,000
250,000	105,000	127,500	150,000	150,000	150,000	150,000
275,000	115,500	140,250	165,000	165,000	165,000	165,000
300,000	126,000	153,000	180,000	180,000	180,000	180,000
350,000	147,000	178,500	210,000	210,000	210,000	210,000
400,000	168,000	204,000	240,000	240,000	240,000	240,000
450,000	189,000	229,500	270,000	270,000	270,000	270,000
500,000	210,000	255,000	300,000	300,000	300,000	300,000
600,000	252,000	306,000	360,000	360,000	360,000	360,000
700,000	294,000	357,000	420,000	420,000	420,000	420,000
800,000	336,000	408,000	480,000	480,000	480,000	480,000
900,000	378,000	459,000	540,000	540,000	540,000	540,000
1,000,000	420,000	510,000	600,000	600,000	600,000	600,000
1,100,000	462,000	561,000	660,000	660,000	660,000	660,000
1,200,000	504,000	612,000	720,000	720,000	720,000	720,000
1,300,000	546,000	663,000	780,000	780,000	780,000	780,000
1,400,000	588,000	714,000	840,000	840,000	840,000	840,000
1,500,000	630,000	765,000	900,000	900,000	900,000	900,000
1,600,000	672,000	816,000	960,000	960,000	960,000	960,000

	Years of Service
Total Annual
Compensation	10	15	20	25	30	35

1,700,000	714,000	867,000	1,020,000	1,020,000	1,020,000	1,020,000
1,800,000	756,000	918,000	1,080,000	1,080,000	1,080,000	1,080,000
1,900,000	798,000	969,000	1,140,000	1,140,000	1,140,000	1,140,000
2,000,000	840,000	1,020,000	1,200,000	1,200,000	1,200,000	1,200,000
2,100,000	882,000	1,071,000	1,260,000	1,260,000	1,260,000	1,260,000
2,200,000	924,000	1,122,000	1,320,000	1,320,000	1,320,000	1,320,000
2,300,000	966,000	1,173,000	1,380,000	1,380,000	1,380,000	1,380,000
2,400,000	1,008,000	1,224,000	1,440,000	1,440,000	1,440,000	1,440,000
$2,500,000	$1,050,000	$1,275,000	$1,500,000	$1,500,000	$1,500,000	$1,500,000

      All the Named Executive Officers except Messrs. Stockman and Creek participated in the C&A Co. SRIP in 2003. As of December 31, 2003, Mr. Stepp had 9 years, 0 months of plan service, and at age 65 he will have had an estimated 12 years, 0 months of plan service. As of December 31, 2003, Mr. King has had 33 years, 0 months of plan service, and at age 65, he will have had an estimated 38 years, 11 months of plan service. As of December 31, 2003, Mr. Eric White has had 2 years, 3 months of plan service, and at age 65, he will have had an estimated 18 years, 8 months of plan service. Mr. Torakis did not participate in the plan in 2003. As of December 31, 2003, Mr. Mosingo had 5 years, 0 months of plan service and was vested under the plan pursuant to the terms of his August 2003 separation agreement with the Company, described below under “Employment Agreements.” As of December 31, 2003, Mr. Mitchell had two years, 3 months of plan service.

EMPLOYMENT AGREEMENTS

      J. Michael Stepp. In January 2004, Products entered into an employment agreement with Mr. Stepp for a period of three years subject to the terms and conditions of the agreement. The agreement provides for an initial base salary of $600,000 per year. Mr. Stepp’ target bonus under the annual executive incentive compensation plan is set at 100% of his base salary. The agreement provides for employee benefits and such other fringe benefits as are available to executives of the Company, including a perquisite allowance of $30,000 grossed up for income taxes. This allowance must be used for the lease/purchase of a company automobile, automobile insurance and maintenance, country club dues, financial planning or income tax preparation. In the event Mr. Stepp’s employment is terminated by Products without cause or by Mr. Stepp due to “constructive termination” prior to the expiration of the term of the agreement, Mr. Stepp shall receive (i) his base salary for 24 months based on the rate in effect immediately preceding termination date, (ii) an amount equal to the amount determined by multiplying Mr. Stepp’s average actual annual bonus for the prior three years by a fraction, where the numerator is the number of whole months of service worked during the year of the when the termination occurs and the denominator is 12, and (iii) an amount equal to his target bonus for the year in which such termination occurs. He will also continue to participate in the benefit plans, programs and arrangements during the severance period (with the exception of the executive physical program, long-term disability plan, and the supplemental retirement income plan) unless comparable benefit plans, programs or arrangements are offered to Mr. Stepp through another employer during the severance period. The salary continuation is to be paid in accordance with the Company’s normal pay practice and the bonus would be payable in a lump sum upon the expiration of the severance period. In such event, all outstanding stock options will immediately vest and remain exercisable until the earlier of 90 days after termination or the original expiration date of said options. The agreement also provides that all of Mr. Stepp’s outstanding options immediately vest upon a “Change of Control” (as defined in the agreement). In addition, the Company has agreed to credit Mr. Stepp under the Company’s Supplemental Retirement Income Plan with all of his years of service that preceded his break of service, and to deem him to have satisfied vesting requirements under such plan under certain circumstances.

      Millard L. King, Jr. In August 2003, Products entered into an employment agreement with Mr. King for a period of three years subject to the terms and conditions of the agreement. The agreement provides for an initial base salary of $450,000 per year. Mr. King’s target bonus under the annual executive incentive compensation plan is set at 40% of his base salary. The agreement provides for employee benefits and such other fringe benefits as are available to executives of the Company, including a perquisite allowance of $20,000 grossed up for income taxes. This allowance must be used for the lease/purchase of a company automobile, automobile insurance and maintenance, country club dues, financial planning or income tax preparation. In the event Mr. King’s employment is terminated by Products without cause or by Mr. King due to “constructive termination” prior to the expiration of the term of the agreement, Mr. King shall receive his base salary for 24 months based on the rate in effect immediately preceding termination date, an amount equal to the amount determined by multiplying Mr. King’s average actual, annual bonus for the prior three years by a fraction, where the numerator is the number of whole months of service worked during the year of the when the termination occurs and the denominator is 12. He will also continue to participate in the benefit plans, programs and arrangements during the severance period (with the exception of the executive physical program, long-term disability plan, and the supplemental retirement income plan) unless Mr. King is offered comparable benefits plans, programs, or arrangements with another employer during the severance period. The salary continuation is to be paid in accordance with the Company’s normal pay practice and the bonus would be payable in a lump sum upon the expiration of the severance period. In such event, all outstanding stock options will immediately vest and remain exercisable until the earlier of 90 days after termination or the original expiration date of said options.

      Eric White. In August 2003, Products entered into an employment agreement with Mr. White for a period of three years subject to the terms and conditions of the agreement. The agreement provides for an initial base salary of $400,000 per year. Mr. White’s target bonus under the annual executive incentive compensation plan is set at 40% of his base salary. The agreement provides for employee benefits and such other fringe benefits as are available to executives of the Company, including a perquisite allowance of $20,000 grossed up for income taxes. This allowance must be used for the lease/purchase of a company automobile, automobile insurance and maintenance, country club dues, financial planning or income tax preparation. In the event Mr. White’s employment is terminated by Products without cause or by Mr. White due to “constructive termination” prior to the expiration of the term of the agreement, Mr. White shall receive his base salary for 24 months based on the rate in effect immediately preceding termination date, an amount equal to the amount determined by multiplying Mr. White’s average actual annual bonus for the prior three years by a fraction, where the numerator is the number of whole months of service worked during the year of the when the termination occurs and the denominator is 12. He will also continue to participate in the benefit plans, programs and arrangements during the severance period (with the exception of the executive physical program, long-term disability plan, and the supplemental retirement income plan) unless comparable benefit plans, programs or arrangements are offered to Mr. White through another employer during the severance period. The salary continuation is to be paid in accordance with the Company’s normal pay practice and the bonus would be payable in a lump sum upon the expiration of the severance period. In such event, all outstanding stock options will immediately vest and remain exercisable until the earlier of 90 days after termination or the original expiration date of said options.

      Michael G. Torakis. In August 2003, Products entered into an employment agreement with Mr. Torakis for a period of three years subject to the terms and conditions of the agreement. The agreement provides for an initial base salary of $450,000 per year. Mr. Torakis’ target bonus under the annual executive incentive compensation plan is set at 40% of his base salary, with such bonus guaranteed for 2003 (on a proportionate basis, based on the portion of 2003 in which Mr. Torakis was employed by the Company) and 2004. The agreement provides for employee benefits and such other fringe benefits as are available to executives of the Company, including a perquisite allowance of $20,000 grossed up for income taxes. This allowance must be used for the lease/purchase of a company automobile, automobile insurance and maintenance, country club dues, financial planning or income tax preparation. In the event Mr. Torakis’ employment is terminated by Products without cause or by Mr. Torakis due to “constructive termination” prior to the expiration of the term of the agreement, Mr. Torakis shall receive his base salary for 24 months based on the rate in effect immediately preceding termination date, an amount equal to the amount determined by multiplying Mr. Torakis’ average actual annual bonus for the prior three years by a fraction, where the numerator is the number of whole months of service worked during the year of the when the termination occurs and the denominator is 12. He will also continue to participate in the benefit plans, programs and arrangements during the severance period (with the exception of the executive physical program, long-term disability plan, and the supplemental retirement income plan) unless comparable benefit plans, programs or arrangements are offered to Mr. Torakis through another employer during the severance period. The salary continuation is to be paid in accordance with the Company’s normal pay practice and the bonus would be payable in a lump sum upon the expiration of the severance period. In such event, all outstanding stock options will immediately vest and remain exercisable until the earlier of 90 days after termination or the original expiration date of said options. The Company also committed to grant Mr. Torakis options to purchase 240,000 shares of the Company’s common stock.

      Jerry L. Mosingo. In August 2003, at the time of his resignation from the Company, Mr. Mosingo entered into a separation agreement with the Company. As part of this agreement, Mr. Mosingo’s pre-existing employment agreement and a separate pre-existing letter agreement with the Company were terminated. Pursuant to the August 2003 separation agreement, Mr. Mosingo received a cash payment of $400,000, a bonus settlement of $76,805 and attorney fees of $50,000 payable upon execution of the agreement. The Company agreed to pay Mr. Mosingo his salary of $750,000 per year for eighteen months from the termination date. Further, it was agreed that he will receive a perquisite allowance of $30,000 per year grossed up for income taxes during the salary continuation period and be provided with continued use of the company car and all maintenance and insurance costs associated therewith. All outstanding options immediately vested and continued to be fully exercisable for 90 days. Mr. Mosingo will continue to participate in the benefit plans, programs, and arrangement of the Employer for executive employees until the earlier of the end of the salary continuation period or eligibility to receive benefits of another employer. Collins & Aikman will pay a benefit under the C&A Co. SRIP as if Mr. Mosingo were eligible for retirement at the end of the salary continuation period with 5 years of service credit and without reduction for early commencement.

      Michael Mitchell. Mr. Mitchell’s employment relationship with Collins & Aikman ended upon his retirement from the Company in February 2004. He entered into a separation agreement with Collins & Aikman on February 29, 2004. This agreement replaced Mr. Mitchell’s pre-existing employment agreement, which was terminated. He is to receive 24 months of salary continuation at a rate of $34,375 per month in addition to continuation of his perquisite allowance in the amount of $30,000 per year grossed up for income taxes. He received a $75,000 lump sum payment upon execution of the agreement and will receive a $225,000 incentive payment equal to his target bonus for services during 2003. It is payable in accordance with normal incentive plan payments. Further, all vested stock options will remain exercisable for 180 days following the termination date.

      Other Named Executives. The Company does not have employment agreements with Messrs. Stockman or Creek.

PERFORMANCE GRAPH

      The following graph compares the percentage change in the cumulative total stockholder return on the Company’s Common Stock during the period beginning on December 24, 1998 and ending on December 31, 2003 with the cumulative total return of a peer group and the Standard & Poor’s 500 composite index.

5-YEAR CUMULATIVE TOTAL RETURN

AMONG COLLINS & AIKMAN CORPORATION,
S&P 500 INDEX AND PEER GROUP INDICES

Company/Market/Index	12/24/98	12/29/99	12/29/00	12/31/01	12/31/02	12/31/03

Collins & Aikman Corporation(1)	100.00	130.45	95.01	174.69	40.38	39.29
Peer Group(2)	100.00	83.82	62.46	84.46	67.66	102.53
S&P 500 Index(3)	100.00	121.04	110.02	96.95	75.52	97.18

Notes to Table

(1)	Collins & Aikman Corporation.*

(2)	The peer group consists of the following companies: American Axle & Manufacturing, Arvinmeritor Inc., Borg Warner Inc., Dana Corporation, Delphi Corporation, Dura Automotive Systems, Intier Automotive, Johnson Controls, Inc., Lear Corporation, Tower Automotive Inc. and Visteon Corporation.*

(3)	S&P 500 — Standard & Poor’s 500 Total Return Index.*

*	As compiled by Media General Financial Services of Richmond, Virginia.

COMPENSATION OF DIRECTORS

      Under the 1994 Directors Plan, each non-employee director of the Company who is not affiliated with a major stockholder, and was not affiliated with a major stockholder at the time of his or her election to the Board of Directors, received an annual automatic grant of ten-year options for 4,000 shares of Common Stock (since reverse split of Common Stock) each November. The options have a per share exercise price equal to $8.00 and are exercisable six months and one day after the date of grant. Any options not exercisable prior to a termination of the directorship are canceled. Such non-employee directors may be granted options on the same schedule pursuant to the 2002 Stock Option Plan (“2002 Plan”). Effective September 12, 2002, members of the Audit Committee additionally receive $5,000 per meeting of the Committee. Currently, only Messrs. Clark, Rudman, Dauch and Cohen are eligible to receive future grants under the 2002 Plan. Each such director also receives a fee of $80,000 per year, payable quarterly.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Since April 1, 2002, the Compensation Committee has been composed of Messrs. Stockman, Tredwell and Cohen. Neither Mr. Cohen nor Mr. Tredwell is or has been an employee of the Company or any of its subsidiaries, including Products, or is or has been separately compensated for serving as an officer of the Company or any of its subsidiaries, including Products. Mr. Stockman became Chief Executive Officer of the Company on August 2003, but does not receive any compensation for such service. (See Summary Compensation Table above and Item 13, “Certain Relationships and Related Transactions” for more information regarding compensation arrangements for Mr. Stockman’s service to the Company as Chief Executive Officer.) None of the executive officers who are separately compensated for serving as executive officers (or who received options) serve on the Compensation Committee. Mr. Stockman also serves on the Compensation Committee of Metaldyne. Mr. Leuliette, a director of the Company, is Chairman, President and Chief Executive Officer of Metaldyne.

      Messrs. Stockman and Tredwell are senior managing directors of Heartland. See Item 12, “Security Ownership of Management and Principal Stockholders” and Item 13, “Certain Relationships and Related Transactions” Mr. Cohen is Counsel at the Canadian law firm of Cassels Brock and Blackwell.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Set forth in the table below is certain information as of March 1, 2004 regarding the beneficial ownership of equity securities of the Company (including securities authorized for issuance under the Company’s equity compensation plans) by (i) persons who are known to the Company to own beneficially more than five percent (5%) of the Company’s voting stock, (ii) directors of the Company, (iii) the executive officers of the Company named in the Summary Compensation Table set forth in Item 11, “Executive Compensation” of this Report (and referred to herein as the “Named Executive Officers”) and (iv) the directors and executive officers of the Company as a group. Unless otherwise indicated, the beneficial owner has sole voting power and sole investment power over the securities shown below.

		Amount and Nature
		of
		Beneficial		Percent
Title of Class	Name of Beneficial Owner	Ownership		of Class

Common Stock, par value $0.01 per share	Blackstone Capital Partners L.P. 345 Park Avenue New York, NY	4,515,229	(1)	5.4%
	Charles E. Becker	7,539,262	(2)	9.0%
	Robert C. Clark	36,000	(3)	*
	Marshall A. Cohen	8,000	(3)	*
	Wallace W. Creek	200,000	(4)	*
	David C. Dauch	4,000	(4)	*
	Heartland Industrial Partners, L.P. 55 Railroad Avenue Greenwich, CT	31,272,397	(5)	37.4%
	Cynthia L. Hess	0	(10)
	Joan Fabrics Corporation 100 Vesper Executive Park Tyngsboro, MA	5,104,000	(6)	6.1%
	Millard L. King, Jr.	400,762	(7)	*
	Timothy D. Leuliette	0	(10)
	Elkin McCallum	5,534,000	(6)	6.6%
	W. Gerald McConnell	0	(10)
	Jerry L. Mosingo	0	(8)
	Michael A. Mitchell	72,000	(4)	*
	Warren B. Rudman	32,000	(3)	*
	J. Michael Stepp	118,067	(9)(10)	*
	David A. Stockman	0	(10)
	Daniel P. Tredwell	0	(10)
	Samuel Valenti, III	0	(10)
	Eric J. White	56,000	(4)	*
	Michael G. Torakis	0		*
	Executive officers and directors as a Group (19 persons)	14,020,951	(11)	16.8%

*	Less than one percent of shares of Common Stock outstanding.

(1)	Of these shares (i) 3,554,579 shares are held directly by Blackstone Capital Partners L.P., a Delaware limited partnership (“Blackstone Partners”), the sole general partner of which is Blackstone Management Associates L.P. (“Blackstone Associates”), (ii) 183,410 shares are held directly by Blackstone Family Investment Partnership I L.P., a Delaware limited partnership (“BFIP”), the sole general partner of which is Blackstone Management Associates I L.L.C., (iii) 16,107 shares are held directly by Blackstone Advisory Directors Partnership L.P., a Delaware limited partnership (“BADP”), the sole general partner of which is Blackstone Associates, and (iv) 761,133 shares are held directly by Blackstone Capital Company II L.L.C., a Delaware limited liability company, all the ownership interest of which is owned directly and indirectly by Blackstone Partners, BFIP and BADP.

(2)	Such shares represent (a) 5,440,000 shares acquired by Mr. Becker as consideration for the acquisition of Becker Group L.L.C., (“Becker”), (b) 339,262 shares acquired by Mr. Becker immediately following the closing of the Becker acquisition from one of the other former Becker shareholders, (c) 160,000 shares subject to presently exercisable warrants to purchase such Common Stock at $5.00 per share acquired by Mr. Becker as consideration for the Becker acquisition and (d) 1,600,000 shares acquired by Becker Ventures LLC (“Becker Ventures”) as part of the financing for the Company’s acquisition of Textron Automotive Company’s trim division (“TAC-Trim”). Mr. Becker is the managing member of and holds a controlling interest in Becker Ventures. Mr. Becker became a Company director upon completion of the Becker acquisition and was Vice Chairman of the Board from July 2001 until July 2002. Mr. Becker is a limited partner of Heartland and disclaims beneficial ownership of all shares held by Heartland.

(3)	Represents shares underlying options granted under the 1994 Directors Stock Option Plan (the “1994 Directors Plan”) and the 2002 Plan which either are vested or will vest within 60 days unless the director ceases to be a director prior to that time.

(4)	Represents shares underlying options granted under the 2002 Plan which are vested or will vest within 60 days.

(5)	The 31,272,397 shares beneficially owned are indirectly owned by Heartland Industrial Associates L.L.C. as the general partner of each of the following limited partnerships, which hold the indicated shares directly: (a) 378,887 shares are held directly by Heartland Industrial Partners (FF), L.P., a Delaware limited partnership, (b) 528,336 shares are held directly by Heartland Industrial Partners (E1), L.P., a Delaware limited partnership, (c) 245,746 shares are held directly by Heartland Industrial Partners (K1), L.P., a Delaware limited partnership, (d) 73,719 shares are held directly by Heartland Industrial Partners (C1), L.P., a Delaware limited partnership, and (e) 30,045,709 shares are held directly by Heartland.

(6)	Of these shares (a) 5,104,000 shares are held by Joan Fabrics Corporation (“Joan Fabrics”) as a part of the consideration for the sale of Joan Automotive Industries, Inc. (“Joan Automotive”) to a Company subsidiary and (b) 430,000 shares are held by Mr. McCallum and his spouse. The sole stockholder of Joan Fabrics is JFC Holding Trust, in which Mr. McCallum is the trustee and has a 75% beneficial interest and his spouse, Donna McCallum, owns the balance. Mr. McCallum became a director of the Company upon the consummation of the Joan acquisition.

(7)	Of these shares, (i) 762 shares are held indirectly in the Stock Fund of the 401(k) Plan and the non-qualified Shadow Retirement Income Plan (the “SRIP”) and (ii) 400,000 represent shares underlying options granted under the 2002 Plan.

(8)	All shares underlying options previously granted to Mr. Mosingo under the 2002 Plan expired in November 2003.

(9)	Of these shares, (i) 26,000 are held directly, (ii) 4,067 are held indirectly in the Stock Fund of the 401(k) Plan and the SRP, and (iii) 88,000 represent shares underlying options granted under the 2002 Plan which are vested or will vest within 60 days.

(10)	As described under (5) above, 31,272,397 shares are beneficially owned by Heartland Industrial Associates, L.L.C. Mr. Stockman is the Managing Member of Heartland Industrial Associates, L.L.C., but disclaims beneficial ownership of such shares. Messrs. Leuliette, McConnell, Stepp, Tredwell and Valenti and Ms. Hess are also members of Heartland Industrial Associates, L.L.C. and also disclaim beneficial ownership of the shares.

(11)	Excludes shares held by entities owning more than 5% of the Company’s voting stock, except Joan Fabrics, which are included in the holdings of Mr. McCallum. Also excludes shares held by Mr. Mitchell, who is no longer employed by the Company as of March 1, 2004.

VOTING

      As of March 1, 2004, Heartland, Blackstone Partners, Charles E. Becker, Elkin McCallum and their affiliates (collectively, the “Investors”) beneficially own or have the right to vote in the aggregate approximately 58.4% of the outstanding Common Stock. See table above and Item 13, “Certain Relationships and Related Transactions.”

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table indicates as of December 31, 2003, for each of our existing equity compensation plans under which any of our equity securities are authorized for issuance (including the 2002 Plan), the number of shares of our Common Stock issuable upon the exercise of outstanding options, the weighted average exercise price of such options and the number of additional shares of our Common Stock still authorized for issuance under such plans. We have no individual compensation arrangements under which any of our equity securities are authorized for issuance apart from these plans, and none of our subsidiaries or affiliates have any such plans or arrangements pursuant to which any or our equity securities authorized for issuance. All of our existing equity compensation plans have been approved by our stockholders.

			Number of securities remaining
	Number of securities to	Weighted-average exercise	available for future issuance
	be issued upon exercise	price of outstanding	under equity compensation
	of outstanding options,	options, warrants and	plans (excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
1993 Plan	77,245	8.0000	188,309
1994 Directors Plan	64,000	17.1039	0
1994 Plan	671,267	9.5016	743,757
2002 Plan	4,190,811	8.0076	2,409,189

Equity compensation plans not approved by security holders
N/A

Total	5,003,323	8.3243	3,341,255

Item 13.	Certain Relationships and Related Transactions

     Heartland

      Heartland is a private equity firm established in 1999 for the purpose of acquiring and expanding industrial companies operating in various industrial sectors of the American manufacturing economy that are well positioned for global consolidation and growth. Three of the Company’s directors, Messrs. Stockman, Tredwell and McConnell, are also employed by Heartland. Mr. Valenti is a consultant to Heartland. Messrs. Leuliette and Stepp are senior managing directors of Heartland (although they are not employees of Heartland). As of March 18, 2003, Heartland beneficially owned approximately 37% of the outstanding Common Stock.

      In addition to the stockholders agreements described below, the Company is engaged in transactions with Heartland that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions with Related Parties” and in Note 19 “Related Party Transactions” of the Financial Statements included in this Report.

     Charles E. Becker

      In July 2001, the Company completed the acquisition of Becker. As a result of the Becker acquisition and a purchase of Common Stock immediately afterwards, Charles Becker became one of the Company’s principal stockholders. Charles Becker became a member of the Company’s Board of Directors upon closing of the Becker acquisition and was Vice Chairman of the Board from July 2001 until July 2002. In addition, Becker Ventures, an affiliate of Mr. Becker, acquired additional shares of Common Stock as part of the financings in connection with the acquisition of TAC-Trim at a price of $5.00 per share. See Item 12, “Security Ownership of Certain Beneficial Owners and Management” for a discussion of Mr. Becker’s beneficial ownership of Common Stock.

      In addition to the stockholders agreements described below, the Company in engaged in transactions with Mr. Becker and his affiliates that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions with Related Parties” and in Note 19 “Related Party Transactions” of the Financial Statements included in this Report.

     Elkin McCallum

      In September 2001, the Company completed the acquisition of Joan Automotive, a leading supplier of body cloth to the automotive industry, and all of the operating assets of Joan Automotive’s affiliated yarn dying operation, Western Avenue Dyers, L.P. As a result of the Joan acquisition, Joan Fabrics, a company controlled by Elkin McCallum, became a principal stockholder of the Company. Upon completion of the Joan acquisition, Mr. McCallum because a member of the Company’s Board of Directors. See Item 12, “Security Ownership of Certain Beneficial Owners and Management” for a discussion of Joan Fabrics’ and Mr. McCallum’s beneficial ownership of Common Stock.

      In addition to the stockholders agreements described below, the Company is engaged in transactions with Mr. McCallum and his affiliates that are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Transactions with Related Parties” and in Note 19 “Related Party Transactions” of the Financial Statements included in this Report.

     Blackstone

      Blackstone Partners is a Delaware limited partnership formed in 1987 for the purpose of, among other things, (i) committing capital to facilitate corporate restructurings, leveraged buyouts, bridge financings and other investments and (ii) capitalizing affiliates that will engage in investment and merchant banking activities. The sole general partner of Blackstone Partners is Blackstone Associates, a Delaware limited partnership. At present, the business of Blackstone Associates consists of performing the function of, and serving as, the general partner of certain limited partnerships, including Blackstone Partners. Blackstone Management Partners L.L.C. is the general partner of Blackstone Management Partners L.P. (“Blackstone Management”), and Blackstone Associates, which is the general partner of BFIP.

Certain Agreements and Transactions

     Blackstone/ Wasserstein/ Heartland Stockholders Agreement

      The Company is a party to a stockholders agreement (the “Initial Stockholders Agreement”) with Heartland and certain of its affiliates (the “Heartland parties”), Blackstone and certain of its affiliates (the “Blackstone parties”) and Wasserstein L.L.C. and certain of its affiliates (the “Wasserstein parties”). The Initial Stockholders Agreement contains (i) rights of first refusal on private sales of Common Stock by the Blackstone parties and the Wasserstein parties in favor of the Heartland parties, (ii) tag-along rights in favor of the Blackstone parties and the Wasserstein parties in the event of certain transfers of Common Stock by Heartland and (iii) for so long as Heartland has a right to designate directors, a drag-along right enabling Heartland to cause the Blackstone parties and Wasserstein parties to sell all of their Common Stock with Heartland when Heartland is selling all of its Common Stock to a third party (including by merger). The Initial Stockholders Agreement further provides that the stockholder parties thereto will vote their Common

Stock to ensure that seven members of the Company’s board will be designated by Heartland, one by the Wasserstein parties and one by the Blackstone parties (Blackstone and Wasserstein waived their right to each name a member of the board on March 15, 2002), in each case so long as each of Heartland, the Wasserstein parties and the Blackstone parties (in each case, together with its affiliates) continue to beneficially own at least 25% of the Common Stock owned by them as of February 23, 2001. In addition, there must be at least three independent directors not otherwise affiliated with the Company, the Blackstone parties, the Wasserstein parties or Heartland. The Company’s chief executive officer will also serve as a director. Certain rights inure to the benefit of, and certain obligations bind, subsequent transferees of Common Stock, but none of the rights or obligations apply to public sales, whether under Rule 144 or under a registration statement.

      The Initial Stockholders Agreement also contains certain restrictions on the Company’s ability to enter into transactions with Heartland and its affiliates. The Company and its subsidiaries may not enter into any such transaction or series of related transactions involving payments or other consideration in excess of $500,000 without the consent of (i) each of the Blackstone parties and the Wasserstein parties, so long as each holds at least 25% of the Common Stock held by it as of February 23, 2001, for so long as Heartland and its affiliates directly or indirectly beneficially own at least 50% of the outstanding Common Stock and (ii) a majority of the members of the board who are disinterested with respect to the particular transaction and were not designated for election by Heartland so long as Heartland and its affiliates own at least 25% of the Common Stock owned by them on the date of the Initial Stockholders Agreement. The restrictions described above will not apply to (i) an advisory fee on certain acquisitions and divestitures by the Company in an amount not exceeding 1% of the enterprise value thereof and related out-of-pocket fees and expenses, (ii) transactions involving the sale, purchase or lease of goods and services in the ordinary course of business and on an arms-length basis between the Company and portfolio companies of Heartland in an amount involving not more than $1.25 million in any transaction, and (iii) certain other transactions.

      In July 2003, Wasserstein Management and its affiliates distributed all of their shares of the Company’s Common Stock to the partners of WP Partners, pro-rata to their respective interests in WP Partners. As a result of this distribution, the Wasserstein parties are no longer parties to the Initial Stockholders Agreement.

     Becker/ Joan/ Heartland Stockholders Agreement

      There is also a stockholders agreement (the “Becker/ Joan Stockholders Agreement”) among Charles E. Becker, Michael E. McInerney and Jens Höhnel (the “Becker parties”), Joan Fabrics, JFC Holdings Trust, Mr. Elkin McCallum and Donna McCallum (the “Joan parties”), the Heartland parties and the Company. The Becker/ Joan Stockholders Agreement contains (i) rights of first refusal on private sales of Common Stock by the Becker parties and the Joan parties in favor of the Heartland parties, (ii) tag-along rights in favor of the Becker parties and the Joan parties in the event of certain transfers of Common Stock by Heartland and (iii) for so long as Heartland has a right to designate directors, a drag-along right enabling Heartland to cause the Becker parties and Joan parties to sell all of their Common Stock with Heartland when Heartland is selling all of its Common Stock to a third party (including by merger).

      The Becker/ Joan Stockholders Agreement further provides that the Becker parties, the Joan parties and Heartland will each vote their Common Stock to ensure that Charles E. Becker and Elkin McCallum are each members of the Company’s Board of Directors, so long as the Becker parties and the Joan parties, respectively, continue to hold shares representing 25% of the Common Stock originally acquired by them. The Becker/ Joan Stockholders Agreement also provides that the Becker parties will vote their shares in favor of the election of Heartland’s designees to the Company’s Board of Directors. Certain rights inure to the benefit of, and certain obligations bind, subsequent transferees of Common Stock, but none of the rights or obligations apply to public sales, whether under Rule 144 or under a registration statement.

     Additional Transactions

      During 2003, the Company also engaged in various transactions with Textron, Inc. and its affiliates (formerly the beneficial owners of 6% of the Company’s outstanding Common Stock). Textron, Inc. and its affiliates sold all of their remaining shares of Common Stock of the Company in open market transactions in

January 2004. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Certain Transactions with Related Parties”, and Note 19 “Related Party Transactions” of the Financial Statements included in this report for additional discussion of related party transactions.

Item 14.	Principal Accounting Fees and Services

A.     Audit Fees

     KPMG LLP

      On June 20, 2003, the Audit Committee of the Company’s Board of Directors appointed KPMG LLP as the Company’s independent accountants for the year ending December 31, 2003.

      2003 Fees: Fees for all services provided by KPMG for the year ended December 31, 2003 were as follows:

•	Audit Fees: Aggregate fees for professional services rendered by KPMG LLP in connection with its audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2003, and its limited reviews of the Company’s unaudited consolidated interim financial statements as of and for the year ended December 31, 2003 and its limited reviews of the Company’s unaudited consolidated interim financial statements were $1.1 million.

•	All Other Fees: In addition to the fees described above, aggregate fees of $0.3 million (a) were billed by KPMG LLP during the year ended December 31, 2003, primarily for the following professional services (in millions):

Audit-related services(b)	$0.1

Income tax compliance and related tax services	$—

All other products and services(c)	$0.2

(a)	0% of these fees were covered by the de minimus safe harbor exception from Audit Committee pre-approval set forth in Rule 2-01(c)7(ii)(C) of the Securities and Exchange Commission’s Regulation S-X (17 CFR 210.2-1(c)(7)(C)).

(b)	Audit-related fees primarily include fees for audits of the Company’s employee benefit plans.

(c)	ISO compliance.

      2002 Fees: During the year ended December 31, 2002, KPMG LLP was not engaged as an independent accountant to audit either the financial statements of the Company or any of its subsidiaries, nor was it consulted regarding the application of accounting principles to any specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter that was the subject of a disagreement or reportable event.

     PricewaterhouseCoopers LLP

      PricewaterhouseCoopers LLP (“PricewaterhouseCoopers”) served as the Company’s independent accountants during the year ended December 31, 2002.

      2002 Fees: Fees for all services provided by PricewaterhouseCoopers for the year ended December 31, 2002 were as follows:

•	Audit Fees: Aggregate fees for professional services rendered by PricewaterhouseCoopers in connection with its audit of the Company’s consolidated financial statements as of and for the year ended December 31, 2002 and its limited reviews of the Company’s unaudited consolidated interim financial statements were $1.4 million.

•	Financial Information Systems Design and Implementation Fees: During the year ended December 31, 2002, PricewaterhouseCoopers rendered no professional services to the Company in connection with the design and implementation of financial information systems.

•	All Other Fees: In addition to the fees described above, aggregate fees of $5.0 million were billed by PricewaterhouseCoopers during the year ended December 31, 2002, primarily for the following professional services (in millions):

Audit-related services(e)	$3.4

Income tax compliance and related tax services	$1.6

All other products and services	$—

(e)	Audit-related fees include fees include fees for acquisition support activities, issuance of comfort letters and audits of the Company’s employee benefit plans.

(f)	These fees consist of tax consulting services and compliance services.

B.     Audit Committee’s Pre-Approval Policies for Auditor Services

      The Audit Committee’s policies permit the Company’s independent accountants (KPMG LLP) to provide audit-related services, tax services and non-audit services to the Company during 2003, subject to the following conditions:

(1) KPMG LLP will not be engaged to provide any services that may compromise its independence under applicable laws and regulations, including rules and regulations of the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and the New York Stock Exchange;

(2) KPMG LLP and the Company will enter into engagement letters authorizing the specific audit-related tax or non-audit services and setting forth the cost of such services;

(3) The Company is authorized, without additional Audit Committee Approval, to engage KPMG LLP to provide (a) Audit-related and tax services, including due diligence and tax planning related to acquisitions where KPMG LLP does not audit the target company, to the extent that the cost of such engagement does not exceed $250,000, (b) due diligence and tax planning related to acquisitions where KPMG LLP audits the target company, to the extent the cost of such engagement does not exceed $20,000, and (c) services not otherwise covered by (a) or (b) above to the extent the cost of such engagements does not exceed $150,000; provided, however, that the aggregate amount of all such engagements under (a), (b) and (c) may not exceed $350,000 in any calendar quarter;

(4) The Chairman of the Audit Committee will be promptly notified of each engagement, and the Audit Committee will be updated quarterly on all engagements, including fees.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

      (a)(2) Financial Schedules:

      The following financial statement schedules of Collins & Aikman Corporation for the years ended December 31, 2003, 2002, and 2001 are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Collins & Aikman Corporation.

Page
Number

Schedule I — Condensed Financial Information of Registrant	S-1
Schedule II — Valuation and Qualifying Accounts	S-1

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

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 14, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., Becker Group, L.L.C., CE Becker Inc., ME McInerney Inc., J Hoehnel Inc. and the individuals party thereto as sellers is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated and filed July 13, 2001.
2.2	Agreement and Plan of Merger dated as of August 17, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001 and filed October 10, 2001.
2.3	First Amendment to Agreement and Plan of Merger by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc dated as of September 21, 2001 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001 and filed October 10, 2001.

Exhibit
Number	Description

2.4	Second Amendment to the Receivables Transfer Agreement among Collins & Aikman Products Co., Carcorp, Inc., the conduit purchasers party thereto from time to time, the committed purchasers party thereto from time to time, the funding agents party thereto from time to time and JPMorgan Chase Bank, as administrative agent, dated as of December 18, 2003 to the Receivables Transfer Agreement, dated December 20, 2001, as amended and restated as of September 24, 2002.*
2.5	Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.), which is incorporated by reference to Collins and Aikman Corporation Current Report on Form 8-k dated December 20, 2001 and filed on January 4, 2002. The Table of Contents of the Purchase Agreement listed as Exhibit 2.4 contains a list briefly identifying the contents of all omitted schedules and exhibits. Collins & Aikman Corporation will supplementally furnish a copy of any omitted schedule or Exhibit to the Commission upon request.
2.6	Asset Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc., which is incorporated herein by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
2.7	Asset Purchase Agreement dated as of August 17, 2001 by and among Collins & Aikman Products Co., Western Avenue Dyers, L.P., Elkin McCallum, Kerry McCallum, Penny Richards and Tyng Textiles LLC, which is incorporated by reference to Exhibit 2.3 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
2.8	First Amendment to Asset Purchase Agreement dated as of September 21, 2001, which is incorporated by reference to Exhibit 2.4 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
3.1	Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999 and filed August 10, 1999.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Collins & Aikman Corporation, which is incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed April 2, 2001.
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.5 of Collins & Aikman Corporation’s Current Report on Form 8-K filed May 29, 2002.
3.4	By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 27, 1996 and filed April 22, 1996.
3.5	Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 28, 1995 and filed December 8, 1995.
4.1	Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 21, 1994.

Exhibit
Number	Description

4.2	Indenture, dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996 and filed June 11, 1996.
4.3	First Supplemental Indenture dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996 and filed June 11, 1996.
4.4	Second Supplemental Indenture, dated as of February 8, 2001, by and among Collins & Aikman Products Co., as Issuer, Collins & Aikman Corporation, as Guarantor, and First Union National Bank, as Trustee, which is incorporated by reference to Exhibit 4.11 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed April 1, 2002.
4.5	Form of Warrant is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated and filed July 13, 2001.
4.6	Certificate of Designation of Series A Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series C Redeemable Preferred Stock, which is incorporated herein by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report of Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.7	Indenture dated as of December 20, 2001 by and among Collins & Aikman Products Co., as Issuer, the Guarantors parties thereto, and BNY Midwest Trust Company, as Trustee, which is incorporated herein by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.8	Receivables Transfer Agreement dated as of December 20, 2001 by and among Carcorp, Inc., as Transferor, Collins & Aikman Products Co., individually and as Collection Agent, the persons parties thereto, as CP Conduit Purchasers, Committed Purchasers and Funding Agents and JPMorgan Chase Bank, as Administrative Agent, which is incorporated herein by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.9	Amended and Restated Receivables Purchase Agreement dated as of December 20, 2001 among Collins & Aikman Products Co. and its wholly-owned direct and indirect subsidiaries named therein, as Sellers, and Carcorp, Inc., as Purchaser, and the other Sellers from time to time named therein, which is incorporated herein by reference to Exhibit 4.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.10	Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Deutsche Banc Alex. Brown Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Credit Suisse First Boston Corporation, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P.Morgan Bank Canada, as Canadian Administrative Agent, which is incorporated herein by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.11	First Amendment dated as of December 13, 2002, to the Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Credit Suisse First Boston Corporation, as Syndication Agent, Deutsche Bank Securities Inc. (formerly known as Deutsche Banc Alex. Brown Inc.) and Merrill Lynch Capital Corporation, as Co-Documentation Agents, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Bank Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.17 of Collins & Aikman Corporation’s report on Form 10-K for the year ended December 31, 2002.

Exhibit
Number	Description

4.12	Second Amendment dated May 2, 2003 to the Credit Agreement dated December 20, 2001 which is incorporated herein by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q dated March 31, 2003 and filed on May 15, 2003.
4.13	Third Amendment dated September 23, 2003 to the Credit Agreement dated December 20, 2001 which is incorporated herein by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Report on Form 10-Q dated September 30, 2003 and filed on November 11, 2003.
4.14	Fourth Amendment dated October 7, 2003 to the Credit Agreement dated December 20, 2001 which is incorporated herein by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Report on Form 10-Q dated September 30, 2003 and filed on November 11, 2003.
4.15	Fifth Amendment dated February 13, 2004 to the Credit Agreement dated December 20, 2001.*
4.16	Guarantee and Collateral Agreement dated as of December 20, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent, which is incorporated herein by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.17	Third Supplemental Indenture, dated as of December 20, 2001, among Collins & Aikman Products Co., Collins & Aikman Corporation, the Subsidiary Guarantors listed on the signature page thereto, and First Union National Bank (as successor in interest to First Union National Bank of North Carolina), which is incorporated herein by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.18	Amendment and Waiver, dated August 26, 2003 to the Receivables Transfer Agreement dated December 21, 2001 which is incorporated herein by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Report on Form 10-Q dated September 30, 2003 and filed on November 11, 2003.
4.19	Registration Rights Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners, L.P. and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex D to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001 and filed January 16, 2001.
4.20	Stockholders Agreement dated July 3, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other Heartland Entities named therein, the Becker Stockholders party thereto and the Joan Stockholders party thereto is hereby incorporated by reference to Exhibit 10.85 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
4.21	Registration Rights Agreement, dated December 20, 2001, by and among Collins & Aikman Products Co., Collins & Aikman Corporation, and each of the subsidiaries listed on the signature pages thereof, and J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other several initial purchasers parties to the Purchase Agreement is hereby incorporated by reference to Exhibit 10.89 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
4.22	Registration Rights Agreement dated as of December 20, 2001 by and among Becker Ventures, LLC, Dresdner Kleinwort Capital Partners 2001 LP, Masco Capital Corporation, ML IBK Positions, Inc. and Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.90 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.

Exhibit
Number	Description

4.23	Registration Rights Agreement, dated December 20, 2001, by and between Collins & Aikman Corporation, Textron Inc., and Textron Holdco Inc is hereby incorporated by reference to Exhibit 10.91 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
4.24	Preferred Stock Registration and Other Rights Agreement, dated as of December 20, 2001, by and among Collins & Aikman Products Co. and Textron Inc is hereby incorporated by reference to Exhibit 10.92 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.1	Employment Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.2	1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 29, 1995.
10.3	1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.4	2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.5	1994 Directors Stock Option Plan as amended and restated is hereby incorporated by reference to Exhibit 10.15 to Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
10.6	1994 Employee Stock Option Plan, as amended and restated through June 3, 1999 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
10.7	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 28, 1998.
10.8	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.29 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.9	Change in Control Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.10	Stockholders Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Capital Partners L.P., and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex E to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on form 8-K dated January 12, 2001 and filed January 16, 2001.
10.11	Share Purchase Agreement, dated as of January 12, 2001, between Collins & Aikman Corporation and Heartland Industrial Partners, L.P., is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 8-K dated January 12, 2001, incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001 and filed January 16, 2001.
10.12	Services Agreement, dated as of February 23, 2001, by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P is hereby incorporated by reference to Exhibit 10.59 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.

Exhibit
Number	Description

10.13	Profit Participation Interest Agreement, dated as of February 23, 2001, by and among Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto and each of Collins & Aikman Corporation, Blackstone Capital Company II, L.L.C. and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex B to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001 and filed January 16, 2001.
10.14	Severance Benefit Agreement dated August 9, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.32 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.15	Employment Agreement dated December 1, 2000 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.75 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.16	Employment Agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.17	Service Contract between Collins & Aikman Products GmbH and an executive officer, which is incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and filed August 14, 2001.
10.18	Lease Agreement, dated as of June 29, 2001, between New King, L.L.C., as landlord, and Collins & Aikman Products Co., as tenant is hereby incorporated by reference to Exhibit 10.82 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.19	Lease Agreement, dated as of June 29, 2001, between Anchor Court, L.L.C., as landlord and Collins & Aikman Products Co., as tenant is hereby incorporated by reference to Exhibit 10.84 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.20	Registration Rights Agreement, dated July 3, 2001, by and among Collins & Aikman Corporation, Charles E. Becker, Michael E. McInerney and Jens Höhnel and, together with the Joan Investors (as defined therein) is hereby incorporated by reference to Exhibit 10.86 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.21	First Amendment to Services Agreement, dated as of August 7, 2001, among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P is hereby incorporated by reference to Exhibit 10.87 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.22	Equipment Lease, dated as of December 18, 2001, among Textron Automotive Exteriors Inc. and Textron Automotive Interiors Inc., collectively as lessee, and IAC TAX V, LLC, as lessor is hereby incorporated by reference to Exhibit 10.88 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.23	Intellimold Technology License and Support Agreement, dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.93 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.24	Technology License Agreement (Retained IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.94 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.25	Technology License Agreement (Licensed-Back IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.95 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.

Exhibit
Number	Description

10.26	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001 is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.27	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001 is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.28	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.29	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.30	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.31	Separation and Consultancy Agreement dated July 31, 2002 is hereby incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current report on Form 8-K filed August 2, 2002.
10.32	Severance Benefit Agreement between Collins and Aikman Corporation and an officer of the Company dated April 5, 2002 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and filed August 14, 2002.
10.33	Employment and Consulting Agreement between Collins and Aikman Corporation and an Employee dated July 2002 is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002 and filed November 14, 2002.
10.34	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated October 2002 is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002 and filed November 14, 2002.
10.35	Employment Agreement between Collins & Aikman Corporation and an officer of the Company dated January 25, 2004.
10.36	Amendment to Employment Agreement between Collins & Aikman Corporation and an officer of the Company dated January 25, 2004.
10.37	Separation Agreement between Collins & Aikman Corporation and an officer of the Company dated February 29, 2004.
11	Computation of Earnings Per Share.*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23.1	Consent of KPMG.*
23.2	Consent of PricewaterhouseCoopers.*
24.1	Powers of Attorney.*
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

Exhibit
Number	Description

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).*
99	Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.

*	Indicates document filed herewith.

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

November 13, 2003	Item 9 Regulation FD Disclosure and Item 12 Results of Operations and Financial Condition

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2004.

COLLINS & AIKMAN CORPORATION

BY:	/s/ DAVID A. STOCKMAN

David A. Stockman
Chairman of the Board & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. STOCKMAN David A. Stockman	Chairman of the Board & Chief Executive Officer	March 16, 2004

/s/ J. MICHAEL STEPP J. Michael Stepp	Vice Chairman and Chief Financial Officer (Principal Financial Officer)	March 16, 2004

* Charles E. Becker	Director	March 16, 2004

* Robert C. Clark	Director	March 16, 2004

* Marshall A. Cohen	Director	March 16, 2004

* David C. Dauch	Director	March 16, 2004

* Cynthia Hess	Director	March 16, 2004

* Timothy D. Leuliette	Director	March 16, 2004

* Elkin McCallum	Director	March 16, 2004

* W. Gerald McConnell	Director	March 16, 2004

* Warren B. Rudman	Director	March 16, 2004

* Daniel P. Tredwell	Director	March 16, 2004

* Samuel Valenti	Director	March 16, 2004

*By: /s/ JAY KNOLL Jay Knoll General Counsel

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Collins & Aikman Corporation:

      We have audited the 2003 consolidated financial statements of Collins & Aikman Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins & Aikman Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related 2003 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in a material respects, the information set forth herein.

      As discussed in Note 2 to the financial statements, the Company changed its method of accounting for crib supply inventories in 2003.

/s/ KPMG LLP

Detroit, Michigan

March 15, 2004

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Collins & Aikman Corporation:

      In our opinion, the consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, cash flows and common stockholders’ equity(deficit) listed in the index appearing under Item 15(a)(1) for each of the two years in the period ended December 31, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of Collins & Aikman Corporation and its subsidiaries at December 31, 2002 and for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the 2002 and 2001 information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill (and other intangible assets) in accordance with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

      Effective January 1, 2003, the Company reclassified the 2001 extraordinary loss on retirement of debt to other expense (income), net, upon the adoption of Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”.

/s/ PricewaterhouseCoopers

Detroit, Michigan

February 18, 2003

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

Net sales	$3,983.7	$3,885.8	$1,823.3
Cost of goods sold	3,539.5	3,367.7	1,604.5

Gross profit	444.2	518.1	218.8
Selling, general and administrative expenses	273.2	293.5	164.4
Restructuring charges	40.6	38.9	11.2
Impairment of long-lived assets	28.4	18.0	7.6

Operating income	102.0	167.7	35.6
Interest expense, net of interest income of $0.7, $1.4 and $2.0	151.3	148.9	84.3
Interest expense from subsidiary preferred stock dividends	32.0	—	—
Interest expense from subsidiary preferred stock accretion	5.3	—	—
Subsidiary preferred stock dividends	—	30.8	1.5
Subsidiary preferred stock accretion	—	7.6	0.9
Loss on sale of receivables	7.3	4.2	10.8
Other expense (income), net	(32.9)	10.0	14.4

Loss from continuing operations before income taxes	(61.0)	(33.8)	(76.3)
Income tax expense (benefit)	(1.9)	17.5	(21.3)

Loss from continuing operations before extraordinary loss and cumulative effect of a change in accounting principle	(59.1)	(51.3)	(55.0)
Income from discontinued operations, net of income taxes of $0.8, $6.3 and $5.7	1.6	9.5	8.8

Loss before cumulative effect of change in accounting principle	(57.5)	(41.8)	(46.2)
Cumulative effect of a change in accounting principle, net of income taxes of $0	—	(11.7)	—

Net loss	$(57.5)	$(53.5)	$(46.2)

Earnings per share data:
Net loss	$(57.5)	$(53.5)	$(46.2)
Loss on redemption of subsidiary preferred stock	—	(36.3)	—

Net loss attributable to common shareholders	$(57.5)	$(89.8)	$(46.2)

Net income (loss) per basic and diluted common share:
Continuing operations	$(0.71)	$(1.15)	$(1.42)
Discontinued operations	0.02	0.12	0.23
Cumulative effect of a change in accounting principle	—	(0.15)	—

Net loss attributable to common shareholders	$(0.69)	$(1.18)	$(1.19)

Average common shares outstanding:
Basic and diluted	83.6	76.3	38.9

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$13.2	$81.3
Accounts and other receivables, net of allowances of $9.2 and $18.6	257.3	373.0
Inventories	169.4	171.6
Other	216.0	177.4

Total current assets	655.9	803.3
Property, plant and equipment, net	825.9	737.8
Deferred tax assets	178.1	165.0
Goodwill	1,363.1	1,265.5
Intangible assets, net	66.9	85.3
Other assets	101.3	100.2

	$3,191.2	$3,157.1

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$16.0	$10.5
Current maturities of long-term debt and capital lease obligations	31.5	23.5
Accounts payable	638.9	595.5
Accrued expenses	238.9	299.9

Total current liabilities	925.3	929.4
Long-term debt and capital lease obligations	1,237.7	1,255.2
Mandatorily redeemable preferred stock of subsidiary	161.2	—
Other, including pensions and post-retirement benefit obligations	423.4	438.4
Commitments and contingencies
Minority interest in consolidated subsidiary	3.3	12.7

Total liabilities	2,750.9	2,635.7

Mandatorily redeemable preferred stock of subsidiary	—	123.9

Common stock ($.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at December 31, 2003 and 2002)	0.8	0.8
Other paid-in capital	1,282.3	1,282.3
Accumulated deficit	(830.1)	(772.6)
Accumulated other comprehensive loss	(12.7)	(113.0)

Total common stockholders’ equity	440.3	397.5

	$3,191.2	$3,157.1

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

OPERATING ACTIVITIES
Net loss	$(57.5)	$(53.5)	$(46.2)
Adjustments to derive cash flow operating activities:
Impairment of goodwill	—	11.7	—
Impairment of long-lived assets	28.4	19.3	7.6
Deferred income tax benefit	(8.7)	(3.6)	(26.0)
Subsidiary preferred stock requirements	37.3	38.4	2.4
Depreciation	113.8	97.0	64.2
Goodwill amortization	—	—	7.1
Amortization of other assets	26.4	20.0	10.5
Loss (gain) on sale of property, plant and equipment	(3.5)	3.4	8.7
Decrease in accounts and other receivables	32.5	23.7	135.0
Proceeds from (reduction of) participating interests in accounts receivable, net of redemptions	7.8	(13.9)	(2.6)
Proceeds from non-recourse factoring facilities	88.5	—	—
Decrease (increase) in inventories	4.6	(26.6)	53.4
Increase (decrease) in accounts payable	32.3	50.1	(31.9)
Undistributed equity in earnings of joint ventures	—	5.5	—
Increase (decrease) in interest payable	2.8	(4.0)	(4.1)
Changes in other assets	(196.2)	62.4	(6.5)
Changes in other liabilities	14.4	(40.5)	(34.5)

Net cash provided by operating activities	122.9	189.4	137.1

INVESTING ACTIVITIES
Additions to property, plant, and other non-current assets equipment	(175.1)	(147.9)	(54.5)
Sales of property, plant and equipment	18.3	13.3	88.1
Additional investment in joint venture	—	(5.9)	—
Payments for acquisitions and related costs, net of cash acquired	(33.1)	(45.6)	(760.9)
Sale of business	—	—	3.5

Net cash used in investing activities	(189.9)	(186.1)	(723.8)

FINANCING ACTIVITIES
Issuance of long-term debt	13.1	—	950.0
Debt issuance costs	—	—	(59.4)
Repayment of long-term debt	(28.9)	(23.9)	(383.2)
Repurchase of preferred stock	—	(100.0)	—
Increase (decrease) in short-term borrowings	4.7	(16.0)	10.1
Net borrowings (repayments) on revolving credit facilities	6.3	—	(150.2)
Net proceeds from issuance of common stock	—	150.6	207.2
Reissue of treasury stock, net	—	—	61.3
Repayment of debt assumed in acquisition	—	(6.7)	—

Net cash provided by (used in) financing activities	(4.8)	4.0	635.8

Effect of exchange rate changes on cash	3.7	0.1	3.9

Increase (decrease) in cash and cash equivalents	(68.1)	7.4	53.0
Cash and cash equivalents at beginning of year	81.3	73.9	20.9

Cash and cash equivalents at end of year	$13.2	$81.3	$73.9

Supplementary information:
Debt assumed in acquisition	$—	$6.7	$—
Taxes paid	$18.4	$12.8	$15.5
Interest paid	$135.4	$139.9	$76.3

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)

			Accumulated
			Other
			Comprehensive		Other
		Accumulated	Income	Common	Paid-in	Treasury
	Total	Deficit	(loss)(a)	Stock	Capital	Stock

Balance at January 1, 2001	$(154.9)	$(636.6)	$(42.9)	$0.3	$585.9	$(61.6)
Comprehensive income (loss):
Net loss	(46.2)	(46.2)	—	—	—	—
Foreign currency translation adjustments	(9.0)	—	(9.0)	—	—	—
Pension equity adjustment, net of tax(b)	(15.4)	—	(15.4)	—	—	—

Total comprehensive loss	(70.6)
Compensation expense	1.2	—	—	—	1.2	—
Issuance of common stock	533.0	—	—	0.4	532.6	—
Reissue of treasury stock (8.5 shares)	61.3	—	—	—	(0.3)	61.6
Exercise of stock options (1.1 shares)	4.7	—	—	—	4.7	—

Balance at December 31, 2001	374.7	(682.8)	(67.3)	0.7	1,124.1	—
Comprehensive income (loss):
Net loss	(53.5)	(53.5)	—	—	—	—
Foreign currency translation adjustments	10.7	—	10.7	—	—	—
Pension equity adjustment, net of tax(b)	(56.4)	—	(56.4)	—	—	—

Total comprehensive loss	(99.2)
Loss on redemption of subsidiary preferred stock	(36.3)	(36.3)	—	—	—	—
Issuance of common stock	157.2	—	—	0.1	157.1	—
Exercise of stock options (0.1 shares)	1.1	—	—	—	1.1	—

Balance at December 31, 2002	397.5	(772.6)	(113.0)	0.8	1,282.3	—
Comprehensive income (loss):
Net loss	(57.5)	(57.5)	—	—	—	—
Foreign currency translation adjustment	110.9	—	110.9	—	—	—
Pension equity adjustment, net of tax(b)	(10.6)	—	(10.6)	—	—	—

Total comprehensive income	42.8

Balance at December 31, 2003	$440.3	$(830.1)	$(12.7)	$0.8	$1,282.3	$—

(a)	The components of Accumulated Other Comprehensive Income (Loss) are $70.0 million of foreign currency translation adjustment and $(82.7) million of pension equity adjustment as of December 31, 2003.

(b)	For 2003, 2002 and 2001, the tax effect of the pension equity adjustment is $6.0 million, $42.6 million and $3.2 million, respectively.

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

      Collins & Aikman Corporation (the “Company”) is a Delaware corporation, headquartered in Troy, Michigan. The Company conducts all of its operating activities through its wholly owned Collins & Aikman Products Co. (“Products”) subsidiary. The Company is a global leader in design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company changed the composition of its reportable segments on January 1, 2003 and further redefined the segments July 1, 2003 to reflect organizational changes and restated prior period segment data to be comparable. The Company operates through three segments: U.S. and Mexico Plastics, International Plastics and Global Soft Trim.

      During February 2001, Heartland Industrial Partners, L.P. and its affiliates (“Heartland”) acquired a controlling interest equal to approximately 60% of the Company through a purchase of 10 million shares of common stock from the Company and a purchase of 10.8 million shares from Blackstone Partners and WP Partners. As a result of the sale of shares, the Company received gross proceeds of $125.0 million, or approximately $94.6 million after fees and expenses associated with the transactions. The Company also received a profit participation right that it shares with Blackstone Partners and WP Partners on future common stock sales by Heartland to non-permitted transferees subject to a limit, in the case of the Company, of approximately $6.25 million. As a result of the above transactions (“Heartland Transaction”), Heartland is entitled to designate a majority of the Company’s Board of Directors.

      The Company completed its acquisition of Becker Group, LLC, a supplier of plastic components to the automotive industry, the automotive fabric operations of Joan Fabrics and an affiliate in July and September 2001, respectively. The acquisitions included the issuance of approximately 12 million shares of common stock with a market value of $169.3 million.

      In December 2001, the Company completed its acquisition of Textron Automotive Company’s (“Textron’s”) automotive trim division (“TAC-Trim”) for $940 million. The purchase price consisted primarily of: $632.2 million in cash and assumed debt; 7.2 million shares of common stock, with a market value of $160.9 million; and preferred stock of Products with an aggregate liquidation preference of $326.4 million, valued at $146.9 million. The cash purchase price was financed through a combination of the sale of an additional 12.8 million shares of common stock, valued at $160.0 million, to Heartland and debt financing.

      On December 31, 2003, Heartland owned approximately 37% of the outstanding shares; Blackstone Partners’ and WP Partners’ owned approximately 11%; Joan Fabrics Corp., Mr. Elkin McCallum and associates owned approximately 6%; Mr. Charles E. Becker owned approximately 9% and Textron, Inc. owned approximately 6% (which it has subsequently sold).

2.     Summary of Significant Accounting Policies

      Basis of Presentation: The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. All significant intercompany items have been eliminated in the preparation of the consolidated financial statements. Certain prior year items have been reclassified to conform to the fiscal 2003 presentation.

      Investments in entities in which the Company has control are consolidated. Investments in 50% or less owned entities in which the Company has significant influence have been accounted for under the equity method. In connection with the 2001 TAC-Trim acquisition, the Company acquired a 50% interest in Textron Automotive Holdings (Italy) S.r.L., an Italian joint venture, of which Textron indirectly owned the other 50% interest. The Company accounted for this investment under the equity method for the years ended December 31, 2002 and 2001. The Company did not control the joint venture prior to December 31, 2002 but was required to provide certain administrative, technical and engineering services and to license certain

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patents and other know how to the Italian joint venture. The Company recorded certain fees and reimbursement of certain expenses in providing these services and licensing these rights. In December 2002, the Company signed a letter-of-intent to purchase the remaining 50% and began consolidating the joint venture as of December 31, 2002. In January 2003, the Company acquired from Textron the remaining 50% interest in the Italian joint venture.

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

      Employee Stock Options: Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure amended SFAS No. 123, “Accounting for Stock-Based Compensation” provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and amends the required disclosures. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. The following tabular information is presented as if the Company had adopted SFAS No. 123 and restated its results: (in millions, except per share amounts).

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

Net loss attributable to common shareholders:
As reported	$(57.5)	$(89.8)	$(46.2)
Total employee stock based compensation expense determined under fair value based method for all awards, net of tax	(4.2)	(3.4)	(2.4)

Pro forma, net loss	(61.7)	(93.2)	(48.6)

Basic and Diluted EPS:
As reported	$(0.69)	$(1.18)	$(1.19)
Pro forma	(0.74)	(1.22)	(1.25)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	2003	2002	2001

Weighted average expected volatility	77.5%	72.0%	99.0%
Expected lives	7 years	6 years	10 years
Weighted average risk free interest rate	3.72%	4.24%-7.32%	4.24%-7.32%
Expected dividend rate	—	—	—
Weighted average grant date fair value of an option granted during the year	$2.77	$6.71	$5.22

      Earnings Per Share: Basic earnings per share is based on income attributable to common shareholders divided by the weighted average number of common shares outstanding. Diluted earnings per share is based on income attributable to common shareholders divided by the sum of the weighted average number of common shares outstanding and all potentially dilutive common shares. Potentially dilutive common shares include shares which may be issued upon the assumed exercise of employee stock options less the number of treasury shares assumed to be purchased from the proceeds, including applicable compensation expense attributable to future service see Note 16 “Common Stockholders’ Equity and Earnings Per Share” for additional disclosure.

      Cash and Cash Equivalents: Cash and cash equivalents include all cash balances and highly liquid investments with an original maturity of three months or less.

      Accounts and Other Receivables: Accounts and other receivables consist primarily of the Company’s trade receivables and the retained interest in the Receivables Facility. See Note 11 “Receivables Facility and Non-Recourse Factoring Facilities” for additional disclosure. The Company has provided an allowance against uncollectible accounts.

      Inventories: Inventories are valued at the lower of cost or market, but not in excess of net realizable value. Cost is determined on the first-in, first-out basis.

      Property, Plant and Equipment: Property, plant and equipment are stated at cost. Normal repairs and maintenance are expensed as incurred. Provisions for depreciation are primarily computed on a straight-line basis over the estimated useful lives as follows: 15 years for land improvements, 35 years for buildings, and 3-20 years for machinery and equipment. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements.

      Long-Lived Assets: In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” which supersedes both SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2003, the Company incurred asset impairment charges of $28.4 million of which $10.4 million related to the impairment of the Becker non-compete agreement, $7.5 million related to the initial interest acquired in an Italian joint venture, $7.8 million related to restructuring programs and $2.7 million related to other intangible assets. During 2002, the Company incurred asset impairment charges of $18.0 million recognized as part of restructuring programs (Note 15). In addition, during fiscal 2001, the Company incurred a charge of $7.6 million relating to asset impairments recognized in the Reorganization (See Note 15).

      Goodwill and Intangibles: During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its initial impairment test in the second quarter of 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.15 per average basic and diluted share relating to the UK Plastics business in the former European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, is accounted for as if it occurred on January 1, 2002. The Company completed its annual impairment test on November 1, 2002 indicating that the fair value of the reporting units exceeded the carrying values.

      The Company’s first quarter 2003 results were below the forecasts utilized in testing for the goodwill impairment for the year ended December 31, 2002. The conditions in the markets in which the Company operates continued to deteriorate and customer production schedules continued to decline, and therefore, the Company reduced its operating and financial plans for 2003. As a result, the Company initiated an impairment test (outside of the annual testing date of November 1) during the second quarter 2003. During the second quarter, the Company carefully reviewed all of its assumptions regarding revenue growth, improved operating margins and planned capital expenditures. This analysis by each reporting unit focused on new business awards, implementation of strategic business initiatives such as restructuring, material savings, plant efficiencies, revenue growth and additional product/ process technology applications. While the Company is aggressively attacking its overall cost structure, the U.S. and Mexico Plastics reporting unit had even more definitive objectives initiated after the 2003 first quarter performance on a specific plant basis. As a result of these well-defined programs, the Company, utilizing an independent outside evaluator, completed the first step of the goodwill impairment test in the second quarter of 2003 which indicated that the fair value of the reporting units exceeded the carrying values, and therefore no additional impairment testing was necessary. The Company again completed the annual impairment test as of November 1, 2003 indicating fair value of the reporting units exceeded the carrying values.

      Fair value for all tests was determined based upon the discounted cash flows of the reporting units using discount rates ranging from 11.5% to 14.0% dependent on the reporting unit and a residual growth rate of 2%. The market comparable approach consisted of earnings multiples ranging from 5.2 to 6.5 times current year and forecasted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (operating income less depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control. The U.S. and Mexico Plastics reporting unit can be significantly impacted by an adverse change in assumptions. Considerable judgment is often involved in making these determinations, the use of different assumptions could result in significantly different results. An approximate 50 basis point change in discount rates or an approximate 4% reduction in profit would result in a further goodwill impairment analysis as required by SFAS 142. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pension and Postretirement Benefits Other than Pensions: Annual net periodic expense and benefit liabilities under our defined benefit plans are determined on an actuarial basis. Assumptions used in the actuarial calculations have a significant impact on plan obligations and expense. Each September, the Company reviews the actual experience compared to the more significant assumptions used and makes adjustments to the assumptions, if warranted. The healthcare trend rates are reviewed with the actuaries based upon the results of their review of claims experience. Discount rates are based upon an expected benefit payments duration analysis and the equivalent average yield rate for high-quality fixed-income investments. Pension benefits are funded through deposits with trustees and the expected long-term rate of return on fund assets is based upon actual historical returns modified for known changes in the market and any expected change in investment policy. Postretirement benefits are not funded and our policy is to pay these benefits as they become due.

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

      Revenue Recognition: The Company recognizes revenue from product sales when it has shipped the goods. Products are shipped FOB shipping point using customer designated transportation companies with title passing at that time. Significant retroactive price adjustments are recognized in the period when such amounts become probable. Sales are recognized based upon the gross amount billed to a customer for those products in which the Company’s customer has directed the sourcing of certain materials or components used in the manufacture of the final product. The Company generally allows its customers the right of return only in the case of defective products. The Company provides a reserve for estimated defective product costs at the time of the sale of the products.

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

      Other Expense (Income), net: In 2003, other expense (income), net primarily included $32.4 million of foreign currency transaction gains offset by $3.5 million of losses related to derivatives used in the Company’s hedging strategies and minority interest share of losses in a consolidated subsidiary of $5.6 million. In 2002, other expense (income), net primarily included $12.6 million of losses related to derivatives used in the Company’s foreign currency hedging strategy offset by $5.9 million of foreign currency transaction gains, $5.5 million of losses related to investments in joint ventures and $1.9 million of losses from sale and leaseback transactions and minority interest share of losses of a consolidated subsidiary of $6.5 million. In 2001, other expense (income), net primarily included a $8.0 million loss on early extinguishment of debt and $7.8 million of foreign currency transaction losses offset by $5.0 million of derivatives gains and a $6.2 million gain related to a stock demutualization. The Company adopted SFAS 145 during 2003 and reclassified $8.0 million loss on the early extinguishment of debt recorded for the year ended December 31, 2001 to other expense (income), net from an extraordinary item in the amount of $5.3 million (net of income taxes of $2.7 million).

      Customer Engineering and Tooling: Engineering and tooling balances represent tools, dies and other items used in the manufacturing of customer components. Amounts included in the consolidated balance sheets include Company-owned tools and costs incurred on customer-owned tools which are subject to reimbursement, pursuant to the terms of a customer contract. Company-owned tools are amortized over the

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tool’s expected life or the life of the related vehicle program, whichever is shorter. Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs are reimbursable, as specified in a customer contract.

      Emerging Issue Task Force (“EITF”) Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” requires that design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement.

      The Company had assets of approximately $6.8 million and $8.4 million recognized pursuant to agreements that provide for contractual reimbursement of pre-production design and development costs, at December 31, 2003 and 2002, respectively. The Company also has assets of $124.9 million and $77.1 million representing the costs for molds, dies and other tools, at December 31, 2003 and 2002, respectively, that are reimbursable by customers. In addition, the Company had $10.0 million and $11.0 million at December 31, 2003 and 2002, respectively, for molds, dies and other tools that the Company owns.

      Derivative Financial Instruments: All derivatives are recognized on the consolidated balance sheet at fair value as required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Gains and losses on the changes in fair value of the derivatives that qualify as hedges under SFAS No. 133 are recorded on the balance sheet as a component of “Accumulated other comprehensive loss” to the extent that the hedges are effective and documented, until the underlying transactions are recognized in earnings. As of December 31, 2003 and 2002, the Company had no derivatives designated as hedges under SFAS No. 133. The Company uses derivatives to hedge economic risks even though these derivatives may not be designated as hedges in accordance with SFAS No. 133. These derivative instruments are marked to fair market value and reported on the balance sheet. Gains and losses on these instruments are reported in “Other expense (income), net” on the Consolidated Statements of Operations. The gains and losses are intended to offset economic risk of foreign currency transaction losses or gains. The Company does not enter into derivative transactions for speculative purposes.

      Foreign Currency Translation: Assets and liabilities of the Company’s non-U.S. businesses are translated to U.S. Dollars at end-of-period exchange rates. The effects of the translations are reported as a component of “Accumulated other comprehensive loss.” Remeasurement of assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as functional currency are included in the Consolidated Statements of Operations as “Other expense (income), net.” The Statement of Operations of the Company’s non-U.S. businesses are translated to U.S. dollars at average exchange rates and are recognized as part of revenues, costs and expenses. Also included in “Other expense (income), net”, are gains and losses arising from transactions denominated in a currency other than the functional currency of the business involved.

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

      New Accounting Pronouncements: In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities (“VIE”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements.” This interpretation provides guidance on the identification of VIEs, some of which may require consolidation based on factors beyond a majority voting interest. A

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

VIE is defined in FIN 46 as an entity in which either the equity investors (if any) do not have a controlling financial interest or the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. FIN 46 applies immediately to VIEs created after January 31, 2003, and in the first fiscal year or interim period beginning after December 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. In 2003, the Company and Textron agreed to have an entity that the Company held a variable interest in restructured so it was required to be consolidated by Textron and not accounted for as a VIE. The entity was part of the Textron Leasing Transaction with the maximum potential loss related to certain equipment leases that is limited to the amount of the residual value guarantee as discussed in Note 11 “Receivables Facility and Non-Recourse Factoring Facilities.” There have been no VIEs created after January 31, 2003. For the period prior to January 31, 2003, the Company has not identified any other entities that would currently qualify as a VIE.

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

      In December 2003, the FASB issued SFAS No. 132 (Revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106.” This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by other FASB Statements. This Statement retains the disclosure requirements contained in the original SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which it replaced and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except for certain provisions related to foreign plans which are effective for fiscal years ending after June 15, 2004. The Company adopted the revised disclosure requirement of this Statement for all of its U.S. plans and will adopt the requirements for its foreign plans as required in 2004.

      The following table highlights the sensitivity of our pension obligations and expense to changes in assumptions (in millions):

	Impact on	Impact on
Change in Assumption	Pension Expense	PBO

25 basis point (“bp”) decrease in discount rate	1.5	15.6
25 bp increase in discount rate	(1.5)	(15.1)
25 bp decrease in long-term return on assets	0.8	—
25 bp increase in long-term return on assets	(0.8)	—

      Changes in Accounting Principles: In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” With the rescission of SFAS No. 4 and 64, only gains and losses from extinguishments of debt that meet the criteria of APB Opinion No. 30 would be classified as extraordinary items. This statement amends SFAS No. 13, “Accounting for Leases,” to eliminate the inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adopted SFAS 145 and reclassified $8.0 million loss on the early extinguishment of debt recorded for the year ended December 31, 2001 to other expense (income), net from an extraordinary item in the amount of $5.3 million (net of income taxes of $2.7 million).

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This statement is effective for all exit or disposal activities initiated after December 31, 2002. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. The Company implemented SFAS No. 146 on January 1, 2003.

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

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards to require issuers to classify certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted this Statement by reclassifying the mandatorily redeemable preferred stock of subsidiary as a liability and reclassifying preferred stock dividends and accretion as interest expense effective with the quarter ending September 30, 2003.

      During the second quarter 2003, the Company implemented a change in the method of accounting for holiday pay for interim periods so that such pay is accrued, and expense is recognized during the period in which the actual holiday occurs. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned. Previously, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year. As the prior method allocated costs within the fiscal year, there was no effect on prior years. There was no effect on the entire fiscal year as the change only affected interim periods. See Note 22 “Quarterly Financial Data” for additional information.

      Additionally, during the second quarter of 2003, the Company implemented a change in the method of accounting for crib supply inventories held at plants. Crib supply inventories include small motors, replacement parts for production equipment and other miscellaneous repair parts for buildings, equipment and machinery. In the second quarter the Company implemented a perpetual crib supply inventory system and harmonized its policy to consistently account for the capitalization of crib supply inventories. The new accounting method better matches the expenditure with the period benefited, as such inventories are charged to expense when placed into service. Previously, the Company had different capitalization thresholds following the various acquisitions in late 2001 and 2002, which ranged from not capitalizing any crib supply items to capitalizing only items greater than two thousand dollars. Pro forma and the cumulative effect amounts relating to the change in accounting for crib inventories is not determinable as perpetual records of crib inventory were not maintained at all the plants prior to the application of the new method in the second quarter of 2003. For the plants that previously had no perpetual records, the effect of the change was $1.8 million after tax or $0.02 per share recorded to increase inventory and reduce cost of sales in the three months ended June 30, 2003. For the year ended December 31, 2003, the incremental effect of the adoption had an insignificant effect.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisitions and Goodwill

     a.     Acquisitions

      On January 2, 2003, the Company acquired Delphi Corporation’s plastic injection molding plant and related equipment in Logroño, Spain for $18 million. The 300,000 square foot Logroño facility includes 24 injection molding machines and one Class-A paint line.

      On January 17, 2003, the Company acquired the remaining 50% interest in an Italian automotive joint venture from Textron Inc., a related party, for $15 million, which also terminated a $28 million put-option by Textron Inc., that was exercisable in December 2004. The Company incurred fixed asset impairments of $7.5 million relating to the 50% interest owned previously.

      The Company completed its acquisitions of Textron Automotive Company’s automotive trim division (“TAC-Trim”) in December 2001, the automotive fabric operations of Joan Fabrics and all of the operating assets in Joan Fabric’s affiliated yarn dying operation Western Avenue Dyers (collectively “Joan”) in September 2001 and Becker Group, LLC (“Becker”) a supplier of plastic components to the automotive industry in July 2001. The results of operations of the acquired companies are included in the Company’s Consolidated Statements of Operations from the dates of acquisition.

      Appraisals for Becker and Joan were performed during 2001, and the related allocation of purchase price was completed. In the second quarter 2002, the Company’s external consultants completed the valuations of all TAC-Trim acquired intangible and fixed assets. Based upon these valuations: 1) an intangible asset of $51.0 million for customer contracts was recorded based on the value of individual customer contracts — this intangible asset is being amortized over the contract’s performance period, which extends through 2012; 2) the Company revised its first quarter estimate for patents and other specifically identifiable intangible assets acquired as part of the TAC-Trim purchase from $40.0 to $24.0 million (the weighted average lives increased from 7 to 10 years); and 3) in June 2002, the valuations resulted in a $30.1 million increase in fixed assets and adjustment of their useful lives. In September 2002, the Company revised its valuation resulting in a $27.7 million increase in fixed assets and adjustment of their useful lives, based upon revised information from external consultants. The allocation of the purchase price for the TAC-Trim acquisition was completed in 2002. The Becker, Joan and TAC-Trim acquisitions are intended to solidify the Company’s position as a premier supplier of interior components and automotive fabrics.

     b.     Goodwill

      Goodwill and Intangibles: During the second quarter of 2002, the Company completed the implementation of SFAS 142, “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its initial impairment test in the second quarter of 2002 and recorded an impairment loss of $11.7 million (having no tax impact), or $0.15 per average basic and diluted share relating to the UK Plastics business in the former European and Rest of World Automotive Systems segment. The impairment loss was reported as a cumulative effect of a change in accounting principle and, therefore, is accounted for as if it occurred on January 1, 2002. The Company completed its annual impairment test on November 1, 2002 indicating that the fair value of the reporting units exceeded the carrying values.

      The Company’s first quarter 2003 results were below the forecasts utilized in testing for the goodwill impairment for the year ended December 31, 2002. The conditions in the markets in which the Company operates continued to deteriorate and customer production schedules continued to decline, and therefore, the Company reduced its operating and financial plans for 2003. As a result, the Company initiated an impairment test (outside of the annual testing date of November 1) during the second quarter 2003. During the second

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter, the Company carefully reviewed all of its assumptions regarding revenue growth, improved operating margins and planned capital expenditures. This analysis by each reporting unit focused on new business awards, implementation of strategic business initiatives such as restructuring, material savings, plant efficiencies, revenue growth and additional product/ process technology applications. While the Company is aggressively attacking its overall cost structure, the U.S. and Mexico Plastics reporting unit had even more definitive objectives initiated after the 2003 first quarter performance on a specific plant basis. As a result of these well-defined programs, the Company, utilizing an independent outside evaluator, completed the first step of the goodwill impairment test in the second quarter of 2003 which indicated that the fair value of the reporting units exceeded the carrying values, and therefore no additional impairment testing was necessary. The Company again completed the annual impairment test as of November 1, 2003 indicating fair value of the reporting units exceeded the carrying values.

      Fair value for all tests was determined based upon the discounted cash flows of the reporting units using discount rates ranging from 11.5% to 14.0% dependent on the reporting unit and a residual growth rate of 2%. The market comparable approach consisted of earnings multiples ranging from 5.2 to 6.5 times current year and forecasted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (operating income less depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control. The U.S. and Mexico Plastics reporting unit can be significantly impacted by an adverse change in assumptions. Considerable judgment is often involved in making these determinations, the use of different assumptions could result in significantly different results. An approximate 50 basis point change in discount rates or an approximate 4% reduction in profit would result in a further goodwill impairment analysis as required by SFAS 142. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

      The changes in the carrying amounts of goodwill for the year ended December 31, 2003 were primarily a result of the additional acquisition of the remaining 50% interest of an Italian joint venture and the effect of foreign currency translation.

      In accordance with the provisions of SFAS No. 142, the Company did not amortize goodwill during 2002. If goodwill amortization had not been recorded during 2001, the net loss would have decreased $6.1 million to an adjusted net loss of $40.1 million. The related loss per share for fiscal 2001 would have decreased $0.14 per share resulting in adjusted loss per share of $1.05.

     c.     Intangible Assets

      The components of the Company’s acquired and other amortizable intangible assets as of December 31, 2003 and 2002 were as follows (in millions):

	December 31, 2003			December 31, 2002

		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer contracts	$51.0	$13.1	$37.9	$51.0	$6.3	$44.7
Patents and other	39.2	10.2	29.0	31.5	3.5	28.0
Non-compete agreement	—	—	—	18.0	5.4	12.6

	$90.2	$23.3	$66.9	$100.5	$15.2	$85.3

      Amortization expense for intangible assets for the periods ending December 31, 2004, 2005, 2006, 2007, 2008 and thereafter will be $12.5 million, $12.6 million, $12.1 million, $9.7 million, $6.7 million and $13.3 million, respectively. See Related Party Transactions (Note 19).

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Inventories

      Inventory balances are summarized below (in millions):

	December 31,	December 31,
	2003	2002

Raw materials	$95.0	$90.3
Work in process	24.6	33.7
Finished goods	49.8	47.6

	$169.4	$171.6

5.     Other Current Assets

      Other current asset balances are summarized below (in millions):

	December 31,	December 31,
	2003	2002

Deferred tax asset	$25.2	$25.3
Reimbursable tooling and pre-production design and development	126.5	83.0
Other	64.3	69.1

	$216.0	$177.4

6.     Property, Plant and Equipment, Net

      Property, plant and equipment, net, are summarized below (in millions):

	December 31,	December 31,
	2003	2002

Land and improvements	$34.5	$26.1
Buildings	213.9	177.8
Machinery and equipment	1,076.9	959.6
Leasehold improvements	36.0	27.4
Construction in progress	119.2	106.2

	1,480.5	1,297.1
Less accumulated depreciation	(654.6)	(559.3)

	$825.9	$737.8

7.     Accrued Expenses

      Accrued expenses are summarized below (in millions):

	December 31,	December 31,
	2003	2002

Payroll and employee benefits	$82.7	$61.7
Interest	13.6	12.3
Insurance	23.6	16.5
Restructuring reserves	30.9	28.2
Taxes payable	0.4	12.0
Other	87.7	169.2

	$238.9	$299.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Short-Term Borrowings

      The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements of certain of its foreign affiliates. As of December 31, 2003, the Company had lines of credit from international credit facilities of $37.1 million, of which $16.0 million was outstanding with $21.1 million available. As of December 31, 2002, the Company had unsecured lines of credit from financial institutions of $36.5 million, of which $10.5 million was outstanding with $26.0 million available. The weighted average interest rate on the outstanding borrowings at December 31, 2003 and 2002 was approximately 16.0% and 8.3%, respectively.

9.     Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations are summarized below (in millions):

	December 31,	December 31,
	2003	2002

Senior Secured Credit Facilities:
Tranche A Term Loan Facility	$62.9	$83.8
Tranche B Term Loan Facility	287.2	293.8
Revolving Credit Facility	6.3	—
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006.	400.0	400.0
10 3/4% Senior Notes, due 2011.	500.0	500.0
Other (including capital lease obligations)	12.8	1.1

Total debt	1,269.2	1,278.7
Less current maturities (including current portion of capital lease obligations)	(31.5)	(23.5)

Total Long-term debt and capital lease obligations	$1,237.7	$1,255.2

     Senior Secured Credit Facilities

      In December 2001, in conjunction with the TAC-Trim acquisition, the Company entered into new Senior Secured Credit Facilities, which refinanced its prior bank credit facilities. The principal and interest on the prior bank credit facilities totaled $362.5 million. The cost and expenses associated with the refinancing of the prior bank credit facilities totaling $25.7 million were deferred and will be amortized over the four-year life of the term loans described below. The Company adopted SFAS 145 during 2003 and reclassified $8.0 million loss on the early extinguishment of debt to other expense (income), net from an extraordinary item in the amount of $5.3 million (net of income taxes of $2.7 million) in connection with the retirement of the prior bank credit facilities.

      The Senior Secured Credit Facilities include a floating rate Revolving Facility and two floating rate Term Loan Facilities that mature on December 31, 2005. The Revolving Facility allows the Company to borrow revolving loans up to $175.0 million including Canadian dollars up to $75.0 million. The facility can be utilized for letters of credit. The Term Loan Facilities consist of a Tranche A Term Loan with an original principal balance of $100.0 million and a Tranche B Term Loan with an original principal balance of $300.0 million. As required by the credit agreement, the full amounts of the Term Loan Facilities were drawn down on the closing date. As of December 31, 2003 the Tranche A Term Loan and Tranche B Term Loan had principal balances of $62.9 million and $287.2 million, respectively. Amounts borrowed under the Term Loan Facilities that are repaid or prepaid cannot be reborrowed. The Tranche A Term Loan Facility is payable in quarterly

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

installments that increase in amounts each year until maturity. The Tranche B Term Loan Facility is payable in quarterly installments of $0.8 million for the first three years and quarterly installments of $72.7 million during the final year. These maturities were modified as part of the fifth amendment completed in February 2004. See the proforma maturity table below.

      Under the Senior Secured Credit Facilities, the interest rate on the Revolving Facility is, at the Company’s option, London Inter-Bank Offer Rate (“LIBOR”) plus 4.00% or the Alternate Base Rate (“ABR”) plus 3.00%. The ABR is the highest of The JP Morgan Chase (“Chase’s”) announced prime rate, the Federal Funds Rate plus 0.5% and Chase’s base certificate of deposit rate plus 1%. A per annum fee equal to the spread over the LIBOR accrues on the face amount of letters of credit. Also, there is a 1.00% commitment fee on the unused portion of the facility. The interest rates on the Canadian-dollar denominated debt is at the Company’s option (the “Canadian Prime Rate”) plus 3.00% or the bill of exchange rate (“Bankers’ Acceptance” or “BA”) denominated in Canadian dollars for one, two, three or six months plus 4.00%. The interest rate on the Tranche A Term Loan Facility is, at the Company’s option, LIBOR plus 4.00% or the ABR plus 3.00%, subject to adjustment quarterly, based on performance targets. The interest rate on the Tranche B Term Loan Facility is, at the Company’s option, either LIBOR plus 4.75% or ABR plus 3.75%. On any Tranche B Term Loans repaid whether voluntary or mandatory, there is a prepayment premium of 1.00%. The LIBOR rate shall not be less than 3.00% per annum. The weighted average rate of interest on the Senior Secured Credit Facilities at December 31, 2003 and 2002 was 7.60% and 6.94%, respectively.

      Borrowings under the Senior Secured Credit Facility are collateralized by a first priority lien on the assets of the Company, Products and its U.S. and Canadian subsidiaries with certain exceptions including assets included in the Company’s receivables facility, certain scheduled assets, and certain assets whose value relative to cost of lien perfection was deemed too low to include, as well as a pledge of stock of Products and its significant subsidiaries and certain intercompany debt and guarantees from the Company and its U.S. subsidiaries (subject to certain exceptions).

      The Senior Secured Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. The target levels established by these covenants limit the Company’s ability to utilize availability under its liquidity facilities, including the Senior Secured Credit Facilities and are based on the Company’s financial performance. At December 31, 2003, there were no funding limitations. The covenants of the Senior Secured Credit Facilities also limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of subsidiary preferred stock, the prepayment of debt other than loans under the senior facilities, liens and certain lease transactions.

      In February 2004, the Company entered into the fifth amendment to the Senior Secured Credit Facilities Credit Agreement which allowed the establishment of a new $100 million Supplemental Revolving Credit Facility and the $185 million Tranche A-1 Term Loan. In connection with these new expanded facilities, $181.5 million was used to prepay existing Tranche A and Tranche B Term Loans in direct order of maturity.

      In October 2003, the Company entered into amendment numbers three and four to the Senior Secured Credit Facilities Credit Agreement. The Third Amendment permitted the add-back of charges related to restructuring actions taken during the third quarter 2003 for covenant calculation purposes and increased the maximum permitted leverage ratio at September 30, 2003 to 4.50:1.00. The Fourth Amendment permitted the add-back of charges up to $11 million related to future restructuring actions for covenant calculation purposes and increased the maximum permitted leverage ratio in future quarters, including a leverage ratio of 5.00:1.00 at December 31, 2003 and decreased the minimum interest coverage ratio in future quarters, including an interest coverage ratio of 1.85:1.00 at December 31, 2003. The two financial covenants remain at the same level for the first quarter 2004 and then step-down during the year to a leverage ratio of 4.25:1.00 and an interest coverage ratio of 2.20:1.00 at December 31, 2004. In connection with the Fourth Amendment, the Company agreed to increase its applicable

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

margin for interest rate purposes by 0.25% at times when the Company’s previously reported leverage ratios exceeded 3.50:1.00 and to make adjustments to the interest coverage ratio.

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

     Public Debt

      In December 2001, Products issued 10 3/4% Senior Notes due 2011 in a total principal amount of $500.0 million (“Notes”). The Notes were not registered under the Securities Act of 1933 and were offered only to qualified institutional buyers. In June 2002, the Company effected and registered an exchange offer of a new and identical issue of 10 3/4% Senior Notes due 2011 of Products in exchange for the outstanding Senior Notes of Products. The exchange offer raised no new proceeds for the Company and was made in accordance with contractual commitments arising from the December 2001 issuance. The cost of issuing the Notes totaling about $23.1 million was deferred and will be amortized over 10 years.

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

      At December 31, 2003, the scheduled annual maturities of long-term debt and capital lease obligations are as follows (in millions):

Year Ending

2004	$31.5
2005	333.1
2006	402.9
2007	1.7
2008	—
Later years	500.0

$1,269.2

      In February 2004 the Company entered into the fifth amendment to the Senior Secured Credit Facilities Credit Agreement subsequent to year-end. The proforma scheduled annual maturities of long-term debt and capital lease obligations are as follows (in millions):

Year Ending

2004(a)	$4.4
2005(a)	360.2
2006	402.9
2007	1.7
2008	—
Later years	500.0

$1,269.2

(a)	$181.5 million of Tranche A and B loans were refinanced by Term Loan A-1 in February of 2004. An additional $3.5 million was borrowed under Term Loan A-1 during February 2004 to pay related fees and expenses of the offering. The Company will recognize approximately $1.5 million of loss on early extinguishment of debt related to the refinancing.

10.     Mandatorily Redeemable Preferred Stock of Subsidiary

      In December 2001, Products issued 182,700 shares of its Series A Redeemable Preferred Stock, 123,700 shares of Series B Redeemable Preferred Stock and 20,000 shares of Series C Redeemable Preferred Stock. The Preferred Stock was recorded at fair value of $146.9 million, which was less than the liquidation value of

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,000 per share or $326.4 million. The estimated fair value was based on market prices for securities with similar terms, maturities and risk characteristics, and included a liquidation discount to reflect market conditions and was agreed to by the Company and Textron as part of the TAC-Trim purchase agreement. The difference between the initial recorded value and the liquidation value is being accreted over the 11 year terms of the securities. The 2003 and 2002 results included subsidiary preferred stock requirements calculated using the effective interest method of $37.3 million and $38.4 million, respectively. The preferred stock requirement includes both accretion and dividend costs of $5.3 million and $32.0 million, respectively for 2003 compared to $7.6 million and $30.8 million, respectively for 2002. The carrying value of the Redeemable Preferred Stock includes accretion and accrued dividends.

      In June 2002, $100.0 million of proceeds from the 16 million share common stock offering was used to repurchase Series A preferred stock at a price of 75% of its liquidation preference of $133.3 million. The redeemed Series A preferred stock had a carrying value of $63.7 million. The difference between the $63.7 million in carrying value and the $100.0 million cash payment was excluded from net income and recorded as a charge to equity in the Company’s accumulated deficit account. This $36.3 million equity charge is included in the computation of loss per share and is included in the net loss attributable to common shareholders.

      Products is required to redeem all Series A and B Preferred Stock outstanding on January 1, 2013 and Series C Preferred Stock outstanding on February 1, 2022. The redemption price is equal to 100% of the liquidation preference plus accrued and unpaid dividends plus common equity participation for the Series C Preferred Stock. The Series A and Series B Preferred Stock are redeemable at Products’ option, in whole or in part, on or after January 1, 2007 at a stated percent in excess of the liquidation preference plus accrued and unpaid dividends. The Series C Preferred Stock is not optionally redeemable. However, Products’ or the holders of a majority of outstanding shares of Series C Preferred Stock, may exchange the Series C Preferred Stock for Series B Preferred Stock at any time following the second anniversary of its issuance date but prior to the third anniversary of its issuance date.

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

      Products exercised its option through January 1, 2004 and accrued the full amount of all dividends in lieu of cash payment of such dividends. Thereafter, Products may at its option elect to accrue dividends of up to 7% of the liquidation value annually on Series A Preferred Stock and up to 8% of the liquidation value on Series B and C Preferred Stock. Accrued dividends will be added to the liquidation preference of the applicable series of Preferred Stock.

      Upon voluntary or involuntary liquidation, dissolution or winding-up of Products, holders of the Preferred Stock are entitled to be paid out of the assets of Products available for distribution to stockholders in the amount of $1,000 per share plus the total accrued dividends prior to any distribution to holders of equity securities which rank junior to the Preferred Stock. In addition, the holders of Series C Preferred Stock are entitled to a participation in distributions to Products common equity tied to appreciation in the value of Products common equity subsequent to the issuance date, not to exceed $2.0 million for all Series C Preferred Stock outstanding.

      If Products experiences a change of ownership control, the holders of the Preferred Stock must be given the opportunity to sell to Products their Preferred Stock at 100% of the liquidation preference plus accrued and unpaid dividends, plus, in the case of Series C Preferred Stock, common equity participation. In the event that Products does not meet or exceed certain financial criteria based on interest coverage, the dividend rate

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable solely to Series A Preferred Stock will increase by 1.00% for the next full dividend period and by an additional 0.50% for each dividend period thereafter provided that the dividend rate does not exceed 20%. The provision of the certificate of designation limits Products’ ability to issue more debt, pay dividends and make distributions, repurchase stock, make investments, merge or consolidate, transfer assets, enter into transactions with affiliates and issue stock of subsidiaries. These covenants are subject to a number of important exceptions.

      Effective April 2004, the Company will, exercise its option to convert all 20,000 shares of the Series C Redeemable Preferred Stock to Series B Preferred Stock on an equivalent share basis. The primary difference between the Series C and Series B Preferred Stock was that Series C holders are entitled to participation in distributions of Products common equity tied to the appreciation in the value of Products common equity subsequent to the issuance date of the securities. Each Series C Preferred Stock holder will receive one share of Series B Redeemable Preferred Stock on the equivalent share basis. The conversion will have no effect on the results of operations or financial position of the Company.

11.     Receivables Facility and Non-Recourse Factoring Facilities

     Receivables Facility

      The Company has an agreement to sell, on an ongoing basis, the trade accounts receivable of certain business operations to a bankruptcy-remote, special purpose subsidiary (“Carcorp”), wholly owned and consolidated by the Company. The receivables subsidiary (Carcorp) will, subject to certain conditions, from time to time, sell an undivided fractional ownership interest in a pool of domestic and certain Canadian receivables, up to $250 million, to various multi-seller commercial paper conduits supported by a committed liquidity facility. Upon sale to the conduit, Carcorp will hold a subordinated retained interest in the receivables. Under the terms of the agreement, new receivables are added to the pool as collections reduce previously sold receivables. The Company expects to service, administer and collect the receivables on behalf of Carcorp and the conduit. The proceeds of sale will be less than the face amount of accounts receivable sold by an amount that approximates the purchaser’s financing costs. In September 2002, the Company amended the receivables facility lengthening its term to expire in December 2004. The Company plans to renew or replace the receivables facility with other debt financings including potential borrowings under lines of credit.

      As of December 31, 2003 and December 31, 2002, Carcorp, Inc.’s total receivables pool as defined under the receivables facility was $165.4 million and $253.3 million, respectively. As of December 31, 2003 the utilization of the Receivables Facility was $73.7 million and an additional $9.1 million was available, subject to limitations imposed under the Senior Secured Credit Facilities (Note 9). At December 31, 2002, utilization of the Receivables Facility was $66.0 million and an additional $93.2 million of funding was available but unutilized.

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

      The proceeds received by Carcorp from collections on receivables, after the payment of expenses and amounts due, are used to purchase new receivables. During 2003 and 2002, Carcorp had net cash collections of approximately $3.0 billion and $2.9 billion, respectively. These funds were used to purchase new receivables from the Sellers, under the Receivables Facility.

      Restrictions: This receivables facility contains certain restrictions on Carcorp (including maintenance of $60.0 million net worth) and on the sellers (including limitations on liens on receivables, modifications of the terms of receivables and changes in credit and collection practices) customary for facilities of this type.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The commitments under the receivables facility are subject to termination prior to their term upon the occurrence of certain events, including payment defaults, breach of covenants (including defined interest coverage and leverage ratios), bankruptcy, default by the Company in servicing the receivables and failure of the receivables to satisfy certain performance criteria.

     Non-Recourse Factoring Facilities

      The Company has entered into various agreements with international lenders to sell accounts receivables of certain international operations on a non-recourse basis. As of December 31, 2003, the Company has utilized $126.6 million from these commitments. The funding levels and commitments by the lenders are based on the eligible receivables in the Company’s subsidiaries in the various countries, including subsidiaries in Belgium, Brazil, Germany, Italy, Mexico, Netherlands, Spain and Sweden. As of December 31, 2003, under the agreements, approximately $132.7 million of receivables have been sold, while the Company had retained an interest in $6.2 million on these sold receivables. The retained interest remains classified on the Company’s balance sheet as trade receivables. Under the agreements, the Company usually pays a factoring fee and a discount on the daily utilization of the facility. The expenses related to these agreements are recorded in the loss on sale of receivables account on the income statement.

      During 2003, the loss on the sale of the receivables totaled $7.3 million. During 2002 and 2001 the losses on the sale of receivables totaled $4.2 million and $10.8 million, respectively. The 2001 loss included $5.6 million in expenses and fees to replace the prior facility. The usage fee under the facility is 1.50%. In addition, the Company is required to pay a fee of 0.50% on the unused portion of the facility and a discount. The discount on sold interests is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee. The discount rate at December 31, 2003 was 1.55% compared to 1.45% at December 31, 2002.

12.     Operating Leases

      The Company has operating leases for land and buildings for periods up to twenty years and transportation, operating and administrative equipment for periods ranging from one to twelve years. The majority of these leases contain renewal provisions.

      The Company has equipment lease agreements and building lease agreements with several lessors which, subject to specific approval, provide availability of funding for operating leases and sale-leasebacks as allowed in its other financing agreements. The Company has a purchase option on certain equipment at the end of the lease term based on the fair market value of the equipment or to purchase some or all of the equipment at prices determined under the agreement. The Company has classified the leases as operating leases.

      At December 31, 2003, future minimum lease payments under operating leases for continuing operations are as follows (in millions):

Year Ending

2004	$55.0
2005	55.0
2006	58.1
2007	54.1
2008	24.3
Later Years	111.4

$357.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense of continuing operations under operating leases was $63.7 million, $57.1 million and $29.2 million, for fiscal 2003, 2002 and 2001, respectively.

      During 2003, the Company received net proceeds (after fees) of approximately $10.2 million from the sale and leasebacks of real property and equipment. The total minimum lease commitments under these leases will be $16.1 million, $0.5 million relates to 2003.

      During 2002, the Company received net proceeds (after fees) of approximately $14.8 million from sale and leasebacks of real property and equipment. The total minimum lease commitments under these leases will be $18.8 million, $2.6 million of which relates to both 2003 and 2002.

      During 2001, Products entered into sale and leaseback transactions for certain manufacturing equipment and non-manufacturing properties. The transactions resulted in the recognition of a $4.4 million net deferred loss that is being amortized over the lease term and the recognition of an $8.7 million loss.

      During 2001, the Company received net proceeds (after fees) of approximately $86.2 million from sale and leasebacks of real property and equipment, which it used to reduce outstanding debt. The aggregate lease payments associated with these leases will be $88.8 million, $12.5 million of which related to 2002. As part of the 2001 sale-leaseback transactions, Products sold and contemporaneously leased back real property from unrelated third parties and received net proceeds (after fees) of $46.4 million. Refer to Note 19 for a discussion regarding certain sale and leaseback transactions that were entered into with related parties.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide a reconciliation of the projected benefit obligation, a reconciliation of plan assets, the funded status of the plans and amounts recognized in the Company’s consolidated balance sheets at December 31, 2003 and December 31, 2002 (in millions).

	Pension Benefits(a)		Postretirement Benefits
	Fiscal Year Ended		Fiscal Year Ended

	December 31,	December 31,	December 31,	December 31,
	2003	2002	2003	2002

Measurement Date	September 30	September 30	September 30	September 30
Change in benefit obligation:
Benefit obligation at beginning of year	$384.2	$372.2	$93.8	$151.2
Service cost	14.0	11.3	1.4	1.7
Interest cost	25.9	23.9	5.8	6.9
Employee contributions	0.6	0.6	0.9	0.9
Amendments	3.9	2.3	10.6	(62.6)
Actuarial gain (loss)	25.2	16.9	(5.9)	15.0
Purchase Accounting	—	(26.4)	—	(12.4)
Settlements	(0.6)	—	—	—
Benefits paid	(27.8)	(19.4)	(6.4)	(6.4)
Currency adjustment	16.4	2.0	—	—
Other	2.8	0.8	—	(0.5)

Benefit obligation at end of year	$444.6	$384.2	$100.2	$93.8

Change in plan assets:
Fair value of plan assets at beginning of year	$303.0	$338.0	$—	$—
Actual return (loss) on plan assets	41.4	(34.4)	—	—
Employer contributions	8.6	6.6	5.5	5.5
Employee contributions	0.6	0.6	0.9	0.9
Benefits paid	(27.8)	(19.4)	(6.4)	(6.4)
Purchase Accounting Adjustments/ Acquisitions	—	11.3	—	—
Settlements	(0.6)	—	—	—
Currency adjustment	12.5	0.3	—	—

Fair value of plan assets at end of year	$337.7	$303.0	$—	$—

Reconciliation of funded status to net amount recognized:
Funded status	$(106.9)	$(81.2)	$(100.2)	$(93.8)
Unrecognized net loss (gain)	140.1	131.7	(9.5)	(5.0)
Unrecognized prior service cost (gain)	9.4	5.0	(45.6)	(63.4)

Net amount recognized	$42.6	$55.5	$(155.3)	$(162.2)

Amounts recognized in the consolidated balance sheet consist of:
Prepaid benefit cost	$3.3	$2.1	$—	$—
Accrued benefit liability	(101.3)	(67.6)	(155.3)	(162.2)
Intangible asset	10.3	6.3	—	—
Accumulated other comprehensive loss	130.3	114.7	—	—

Net amount recognized	$42.6	$55.5	$(155.3)	$(162.2)

(a)	Employer contributions and benefits paid in the above table include only those amounts contributed directly to or paid directly from plan assets.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The accumulated benefit obligation at the end of 2003 and 2002 was $430.9 million and $372.8 million, respectively.

      At the end of 2003 and 2002, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. pension plans, pension plans outside the U.S. and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows:

					Accumulated
					Benefit
					Obligation
					Exceeds the
					Fair Value of
					Plan’s Assets
			Non-U.S.		U.S. and Non-
	U.S. Plans		Plans		U.S.

End of Year	2003	2002	2003	2002	2003	2002

Projected benefit obligation	328.8	297.4	115.8	86.8	430.6	374.2
Accumulated benefit obligation	327.2	287.8	103.7	85.0	420.5	363.9
Fair value of plan assets	248.9	240.3	88.8	62.7	321.1	291.1

      The net periodic benefit cost of continuing operations for fiscal 2003, 2002 and 2001 includes the following components (in millions):

	Pension Benefits
	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$14.0	$11.3	$6.8
Interest cost	25.9	23.9	12.7
Expected return on plan assets	(27.2)	(31.6)	(14.6)
Amortization of prior service cost	0.3	0.2	0.2
Settlement gain	—	—	(0.1)
Curtailment loss (a)	—	2.0	—
Recognized net actuarial loss (b)	9.0	0.6	0.1

Net periodic benefit cost	$22.0	$6.4	$5.1

(a)	Curtailment loss resulted from termination of employees that were covered under a Canadian plan.

(b)	Includes $2.8 million of termination benefits for a former executive recorded as a restructuring charge in 2003.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement Benefits
	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$1.4	$1.7	$1.0
Interest cost	5.8	6.9	3.8
Amortization of prior service cost	(7.5)	(5.6)	(1.4)
Recognized net actuarial gain	(1.2)	(1.4)	(1.7)
Curtailment gain	—	(0.6)	—

Net periodic benefit cost	$(1.5)	$1.0	$1.7

      Weighted average assumptions end of year used to determine benefit obligations are summarized as follows (rates are used to compute the balances as of the end of the year and the expense for the following year):

	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Discount rate	6.3%	6.7%	6.2%	7.0%
Rate of compensation increase	3.2%	3.1%	N/A	N/A

      Weighted average assumptions at used to determine net periodic benefit cost are summarized as follows (rates are used to compute the balances as of the end of the year and the expense for the following year):

	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Discount rate	6.7%	7.2%	7.4%	7.0%	7.5%	7.4%
Expected return on plan assets	8.9%	9.3%	9.2%	N/A	N/A	N/A
Rate of compensation increase	3.1%	3.1%	4.5%	N/A	N/A	N/A

      The discount rate is determined by using the spot rate yield on high quality corporate bonds and the duration of the liability of the company’s own benefit programs. The Company reduced its discount rate from September 2002 to September 2003 to correspond to the changes in the underlying high quality bond benchmark index.

      The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the target allocation for each class. Equity securities are expected to return 9% to 11% over the long-term, while debt securities are expected to return between 4% and 7%. The Investment Advisors will provide a premium to the respective market benchmark indices.

      Health care costs for domestic plans: (1) Dura Convertible was assumed to increase 9.5.% during 2004; the rates were assumed to grade down by 0.5% per year to an ultimate rate of 6% and remain at that level thereafter. (2) Wickes Engineering Materials was assumed to increase 6% during 2004 and remain at that level thereafter. (3) TAC-Trim was assumed to increase 10.5% during 2004; the rates were assumed to grade down by 0.5% per year to an ultimate rate of 6% and remain at that level thereafter. Health care trend rates for Canadian Plans were assumed to increase approximately 7.5% during 2004 grading down by 0.5% per year to a constant level of 5.0% annual increase.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Assumed health care cost trend rates may have a significant effect on the amounts reported for postretirement benefits. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in millions):

	1-Percentage-	1-Percentage-
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$0.7	$(0.6)
Effect on postretirement benefit obligation	$8.5	$(7.0)

      The asset allocation for the Company’s U.S. pension plans at the end of 2003 and 2002, and the target allocation for 2004, by asset category, are as follows:

		Percentage of
		Plan Assets at
		Year End
	Target Allocation
Asset Category	2004	2003	2002

Equity securities	55%-65%	62%	52%
Debt securities	35%-45%	37%	42%
Other	0%-5%	2%	6%

Total		100%	100%

      US Plan Assets and Investment Strategy: The plan’s expected long-term rate of return on plan assets of 9% is primarily based on both historical returns and expected returns of each of the above categories, weighted based on target allocation for each class. In addition, third party data recording expected asset class returns and inflation has been considered. Investment management responsibilities of plan assets are delegated to registered investment advisers and overseen by an investment committee comprised of members of the Company’s senior management. Written investment management agreements and policies set forth the goals, policies and investment management strategies of the plan with regard to permissive investments. Review of investment performance is made quarterly. In circumstances where market conditions cause asset allocation or manager diversification to deviate out of tolerance, assets are rebalanced into compliance typically within 30 days of occurrence.

     B.     Defined Contribution Plans

      Subsidiaries of the Company sponsor defined contribution plans covering employees who meet eligibility requirements. Subsidiary contributions are based on formulas or are at the Company’s discretion as specified in the plan documents. Contributions were $3.5 million, $6.2 million and $3.2 million in fiscal 2003, 2002 and 2001, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Discontinued Operations

      During 2003, the Company recognized $2.4 million from workers compensation claims related to discontinued operations, for which reserves were previously charged. During 2002 and 2001, the Company received proceeds of $15.8 million and $14.5 million, respectively, on environmental claims related to discontinued operations, for which reserves were previously charged. Of these amounts, $1.6 million, $9.5 million and $8.8 million were recorded as income from discontinued operations in 2003, 2002 and 2001, respectively, net of income taxes of $0.8 million, $6.3 million and $5.7 million, respectively.

      During fiscal 2000, the Company settled claims for certain environmental matters related to discontinued operations for a total of $20 million. Settlement proceeds were to be paid to the Company in three installments. The first and second installments of $7.5 million and $7.5 million were received in June 2000 and June 2001, respectively with the third installment of $5.0 million received in June 2002. Of the total $20 million settlement, the Company recorded the present value of the settlement as $7.0 million of additional environmental reserves, based on its assessment of potential environmental exposures and $6.6 million, net of income taxes, as income from discontinued operations.

      The Company has significant obligations related to post-retirement, casualty, environmental, asbestos, product liability, lease and other liabilities of discontinued operations. The nature of many of these contingent liabilities is such that they are difficult to quantify and uncertain in terms of amount. The Company has accrued $21.5 million for postretirement costs and $36.7 million for environmental and product liability costs.

      In connection with retained operating leases of certain discontinued operations, the Company believes that future sublease rental receipts will equal or exceed future minimum lease payments and accordingly, has not recorded any liability for these leases.

15.     Restructuring

      Activity related to the restructuring reserve is as follows (in millions):

		Lease Commitments
	Severance	and Other Exit
	Costs	Costs	Total

Restructuring reserves:
Balance at beginning of year	$17.5	$10.7	$28.2
2nd quarter 2003 program	4.2	0.7	4.9
3rd quarter 2003 program	20.4	6.8	27.2
4th quarter 2003 program	7.6	1.7	9.3
Adjustments to prior year’s expenses	—	(0.8)	(0.8)

Total net expense	32.2	8.4	40.6
Transfers to other balance sheet accounts	(2.8)	—	(2.8)
Costs paid	(25.3)	(9.8)	(35.1)

Ending balance	$21.6	$9.3	$30.9

3rd quarter 2003 restructuring:
Costs expected	21.2	6.8	28.0
Costs paid in period and to date	(7.8)	(3.1)	(10.9)
4th quarter 2003 restructuring
Costs expected	7.8	1.7	9.5
Costs paid in period and to date	(2.8)	—	(2.8)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter 2003, the Company undertook a restructuring program to rightsize its overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $9.3 million. The 2003 charge included approximately $7.6 million of severance cost and $1.7 million of costs related to the establishment of accruals for lease commitments and other exit costs. The Company restructuring plan includes severance of nearly 1,000 personnel, with approximately 100 personnel from the Company’s U.S. and Mexico Plastics segment, approximately 500 from the International Plastics segment and approximately 400 from Global Soft Trim segment. Additionally, the Company recognized a $4.6 million write down of fixed assets related to U.S. and Mexico Plastics and Global Soft Trim locations.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

4th Quarter 2003 Restructuring:
Total costs expected	$0.9	$4.0	$3.6	$1.0	$9.5
Costs incurred in period and to date	0.9	3.8	3.6	1.0	9.3

      During the third quarter 2003, the Company undertook a restructuring program to rightsize its overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $27.2 million. The 2003 charge included approximately $20.4 million of severance cost and $6.8 million of costs related to the establishment of accruals for lease commitments and other exit costs. The Company restructuring plan includes severance of nearly 1,600 personnel, with approximately 500 personnel from the Company’s U.S. and Mexico Plastics segment, approximately 300 from the International Plastics segment, approximately 600 from Global Soft Trim segment and approximately 200 from the Company’s corporate locations. Additionally, the Company recognized a $2.2 million write down of fixed assets related primarily to International Plastics locations.

      In the third quarter, the Company adopted the FASB Staff Position No. FAS 146-1 “Determining Whether a One-Time Termination Benefit Offered in Connection with an Exit or Disposal Activity Is, in Substance, an Enhancement to an Ongoing Benefit Arrangement.” The effect from adopting FAS 146-1 was to defer recording $1.2 million of restructure expense to later periods. The effect on prior quarters and December 31, 2003 for the portion of the restructuring activities deferred was not significant.

      Included in the third quarter 2003 restructuring charge severance cost were charges related to the separation agreement with Jerry L. Mosingo, the former President and CEO. In August 2003, the Company’s Board of Directors appointed David Stockman as CEO, in addition to retaining his position of Chairman. Under the terms of his separation agreement, Mr. Mosingo received $0.6 million in the third quarter of 2003 and will receive $0.2 million per quarter through December 31, 2004, $0.1 million for the quarter ending March 31, 2005 and other fringe and retirement benefits. The resulting third quarter 2003 restructuring charge was $5.3 million that includes the present value of future benefits of $2.8 million which is included in pension liability.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

4th Quarter 2003 Restructuring:
Total costs expected	$6.3	$5.6	$5.9	$10.2	$28.0
Costs incurred in period and to date	6.3	5.0	5.7	10.2	27.2

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s restructuring plan includes severance of over 500 personnel. Of the 500 personnel approximately 450 were terminated in the second quarter of 2003 with approximately 170 personnel at the Company’s International Plastics segment, approximately 160 at Global Soft Trim segment and approximately 120 at the Company’s corporate locations. Additionally, the Company recognized a $0.8 million write down of fixed assets related to an International Plastics location. Activity related to 2003 for this program was $4.2 million for severance costs and $0.6 million of lease commitment and other exit costs with $0.1 million of severance costs remaining to be paid.

      During 2003, the Company recognized a $7.5 million write-down of fixed assets related to its 50% interest in an Italian joint venture acquired in 2001, $10.4 million impairment of the Becker non-compete agreement and $2.7 million related to other intangible assets (see Notes 3 and 19 for additional information).

      Included in the 2003 charges are adjustments related to previously established accruals which did not require cash outlays of $0.8 million.

      In the fourth quarter of 2002, the Company undertook a restructuring program primarily to consolidate European operations that resulted in a restructuring charge of $14.1 million. This restructuring charge included $4.0 million of severance costs, $0.8 million of costs related to other contractual obligations and $9.3 million of costs related to fixed asset impairments. The severance costs related to over 300 personnel.

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

      During 2001, the Company undertook restructuring programs to rationalize its formerly reported operations in North American, European and Specialty segments resulting in a restructuring charge aggregating $18.8 million. The charge included $11.2 million of severance costs and $7.6 million of asset impairments. The Company recognized severance costs for over 900 operating personnel at the Company’s convertible tops, fabrics, carpet and acoustics locations in North America and Specialty operations. The asset impairments, primarily related to machinery and equipment located at North American, European and Specialty operations sites, are based on management’s estimates of values to be realized upon disposition of the assets.

      During 2001, the Company recorded a restructuring reserve in connection with the Becker acquisition aggregating $5.3 million of which $1.6 million was severance and $3.7 million for lease termination and other exit costs.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Common Stockholders’ Equity and Earnings Per Share

     A.     Common Stock

      In April 2002, the Company issued 400,000 shares of common stock as part of the purchase of a lamination company wholly owned by a current director and shareholder of the Company. In June 2002, the Company issued 16 million shares of common stock for $160 million before expenses. The Company used $100 million of the $152 million in net proceeds to redeem $133 million of face value Series A Redeemable Preferred Stock and the remainder for general corporate purposes.

     B.     Stock Option Plans

      The 1994 Employee Stock Option Plan (“1994 Plan”) was adopted as a successor to the 1993 Employee Stock Option Plan to facilitate awards to certain key employees and consultants. The 1994 Plan was amended in 1999 primarily to increase the number of shares available for issuance under the Plan by 1,000,000 shares. The 1994 Plan provides that no options may be granted after 10 years from the effective date of this plan. Options vest, in each case, as specified by the Company’s compensation committee, generally over three years after issuance. At December 31, 2003, 1,592,214 shares were available for issuance under the 1994 Plan. The Company also adopted the 1994 Directors Stock Option Plan, which provides for the issuance of options to acquire a maximum of 240,000 shares of common stock to directors who are not part of management and are not affiliated with a major stockholder. As of December 31, 2003, 68,000 options had been granted. The Company adopted the 1997 United Kingdom Scheme, which provides for the issuance of options to key employees under the 1994 Plan. Effective January 1, 2000, the Company adopted the 2000 Employee Stock Option Plan, which provides for the issuance of up to 2,400,000 shares to key employees and consultants. At December 31, 2003, no options had been awarded under the 2000 plan. The Company adopted effective March 28, 2002, the 2002 Employee Stock Option Plan, which provides for the issuance of up to 6,600,000 shares to key employees and consultants. Under the 2002 plan 60% of the issued options vest and become exercisable in 20% increments in 2003, 2004 and 2005, accordingly, based on when the option was granted. The remaining 40% vest subject to performance targets and become exercisable during 2012 and 2013 or on an accelerated basis if performance targets are met.

      The Company issued 1,723,000 options during the year and repriced 3,559,256 options that had an original average exercise price of $10.00 to an exercise price of $8.00. The weighted average exercise price was $8.87 after repricing 3,559,256 stock options in the first quarter of 2003. At December 31, 2003, options representing 3,335,122 shares of common stock were available for grants.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All shareholder plans have been approved by stockholders. Stock option activity under the plans is as follows:

	December 31, 2003		December 31, 2002		December 31, 2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price

Outstanding beginning of year	4,427,248	$10.12	2,830,920	$5.59	4,344,432	$5.47
Impact of 2002 Stock Split	—	—	(1,698,553)	—	—	—

Adjusted Beginning
Balance	4,427,248	10.12	1,132,367	13.98	4,344,432	5.47
Awarded	1,723,000	8.00	5,182,929	10.00	40,000	5.76
Cancelled	(1,140,792)	8.55	(1,819,634)	10.14	(458,090)	7.48
Exercised	—	—	(68,414)	12.79	(1,095,422)	4.31

Outstanding at end of year	5,009,456	$8.32	4,427,248	$10.12	2,830,920	$5.59

      The following table summarizes information about stock options outstanding at December 31, 2003:

	Number of	Weighted	Weighted	Number of Stock	Weighted
Range of Exercise	Shares	Average	Average	Options	Average
Price	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price

$ 8.00 — $10.00.	4,945,456	9.9	$8.21	1,354,555	$8.75
$10.94 — $25.00.	64,000	6.7	$17.10	64,000	$17.10

      The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. See Note 2, “Summary of Significant Accounting Policies — Employee Stock Options” for the tabular presentation as if the Company had adopted SFAS No. 123 and restated its results and for discussion related to the 2003 proforma cost related to options.

      In accordance with SFAS No. 123, the 3,559,256 repriced options were revalued during 2003 to determine additional compensation cost that resulted from the difference in the fair value of the options prior to repricing and subsequent to repricing. As a result of the repricing $0.4 million of additional compensation cost, net of tax, was incurred on a proforma basis. These options have a weighted average expected life of approximately 6 years. The assumptions used in valuing the repriced options are as follows: expected volatility ranged from 77.54% to 118.309%; expected lives ranged from 1 year to 75 1/2 years; the risk free interest rate ranged from 1.2% to 3.72% in 2003; and a zero expected dividend rate.

      Additionally, as a result of repricing the Company’s stock options, the options are treated as variable-based awards in accordance with APB No. 25. Because these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $8.00 exercise price established at the time of the repricing.

     C.     Earnings Per Share

      Basic earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share were determined assuming the exercise of the stock options issued under the Company’s stock option plans. There

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were no reconciling items between basic earnings per common share and diluted earnings per common share for 2003, 2002 and 2001.

      In 2003, 2002 and 2001, potentially dilutive securities have been excluded from the diluted earnings per share calculation since their inclusion would have been antidilutive. Below is a summary of potentially dilutive securities (in millions, except weighted average exercise price):

	2003	2002	2001

Stock options	5.0	4.4	2.8
Weighted average exercise price	$8.32	$10.12	$5.59
Warrants	0.5	0.5	0.5
Weighted average exercise price	$10.00	$10.00	$5.00

17.     Income Taxes

      The provisions for income taxes applicable to continuing operations for fiscal 2003, 2002 and 2001 are summarized as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

Current:
Federal	$—	$—	$—
State	4.2	5.8	2.6
Foreign	1.5	15.3	4.8

	5.7	21.1	7.4
Deferred:
Federal	4.9	19.6	(21.7)
State	1.0	2.1	(1.3)
Foreign	(13.5)	(25.3)	(5.7)

	(7.6)	(3.6)	(28.7)

Income tax expense (benefit)	$(1.9)	$17.5	$(21.3)

      Domestic and foreign components of income (loss) from continuing operations before income taxes are summarized as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

Domestic	$8.9	$45.4	$(43.8)
Foreign	(69.9)	(79.2)	(32.5)

	$(61.0)	$(33.8)	$(76.3)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between income taxes computed at the statutory U.S. Federal rate of 35% and the provisions for income taxes applicable to continuing operations is as follows (in millions):

	Fiscal Year Ended

	December 31,	December 31,	December 31,
	2003	2002	2001

Amount at statutory Federal rate	$(21.4)	$(11.8)	$(26.7)
State taxes, net of Federal income tax	3.2	5.1	1.0
Tax differential on foreign earnings	4.0	(0.7)	2.9
Nontaxable interest income	(5.3)	(3.9)	—
Amortization of goodwill	—	—	1.5
Subsidiary preferred stock dividends and accretion	13.1	13.4	0.8
Change in valuation allowance	10.8	15.9	(1.2)
General business tax credits	(4.5)	(2.5)	(0.5)
Other	(1.8)	2.0	0.9

Income tax expense (benefit)	$(1.9)	$17.5	$(21.3)

      Deferred income taxes are provided for the temporary differences between the financial reporting and tax basis of the Company’s assets and liabilities. The components of the net deferred tax assets as of December 31, 2003 and 2002 were as follows (in millions):

	December 31,	December 31,
	2003	2002

Deferred tax assets:
Employee benefits, including postretirement benefits	$130.8	$124.9
Net operating loss carryforwards (NOLs)	189.2	162.5
General business tax credit carryforwards	20.2	10.7
Alternative minimum tax credit carryforwards	8.9	12.2
Other liabilities and reserves	21.3	33.7
Valuation allowance	(89.2)	(78.4)

Total deferred tax assets	281.2	265.6

Deferred tax liabilities:
Property, plant and equipment	(70.7)	(68.1)
Undistributed earnings of foreign subsidiaries	(7.2)	(7.2)

Total deferred tax liabilities	(77.9)	(75.3)

Net deferred tax asset	$203.3	$190.3

      The Company has net operating losses in its foreign jurisdictions of $92 million. These losses will begin expiring in 2005 through 2015. Additionally, the Company has foreign net operating losses of $212 million which have no expiration date.

      The valuation allowance at December 31, 2003 and December 31, 2002 provides for certain deferred tax assets that in management’s assessment may not be realized due to tax limitations on the use of such amounts, due to expiration prior to utilization or that relate to tax attributes that are subject to uncertainty due to the long-term nature of their realization. During fiscal 2003, the valuation allowance increased $10.8 million from fiscal 2002. This increase resulted primarily from the increase in loss carryforwards that may not be realized in future periods. The valuation allowance at December 31, 2003 includes $11.8 million related to the Textron

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition. If the deferred tax assets related to the $11.8 million valuation allowance become realizable, the valuation allowance offset will be to goodwill.

      The above amounts have been classified in the consolidated balance sheets as follows (in millions):

	December 31,	December 31,
	2003	2002

Deferred tax assets:
Current domestic and foreign, included in other current assets	$25.2	$25.3
Noncurrent domestic and foreign	178.1	165.0

Net deferred tax asset	$203.3	$190.3

      Management has reviewed the Company’s operating results for recent years as well as the outlook for its continuing operations and concluded that it is more likely than not that the net deferred tax assets of $203.3 million at December 31, 2003 will be realized. Management took into consideration, among other factors, the impact of recent restructuring plans, the timing of the reversal of its temporary differences, certain tax planning strategies and the expiration dates of its NOLs. The Company’s ability to generate future taxable income is dependent on numerous factors, including general economic conditions, the state of the automotive industry and other factors beyond management’s control. Considerable judgement is often involved in making these determinations, the use of different assumptions could result in significantly different results.

      Deferred income taxes and withholding taxes have been provided on earnings of the Company’s foreign subsidiaries to the extent it is anticipated that the earnings will be remitted in the future as dividends. Deferred income taxes and withholding taxes have not been provided on the remaining undistributed earnings of foreign subsidiaries as such amounts are deemed to be permanently reinvested. The cumulative undistributed earnings as of December 31, 2003 on which the Company has not provided deferred income taxes and withholding taxes is approximately $31.9 million.

      At December 31, 2003, the Company had the following tax attribute carryforwards available for U.S. Federal income tax purposes (in millions):

		Expiration
	Amount	Dates

Net operating losses — regular tax:
Preacquisition, subject to limitations	$103.4	2005-2012
Subject to change in control provisions	193.1	2018-2021
Subject to change in control provisions	27.1	2021

	$323.6

Net operating losses — alternative minimum tax:
Preacquisition, subject to limitations	$67.9	2005-2012
Subject to change in control provisions	195.0	2018-2021
Subject to change in control provisions	14.3	2021

	$277.2

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Expiration
	Amount	Dates

General business tax credits:
Preacquisition, subject to limitations	$10.1	2004-2021
Subject to change in control provisions	7.2	2021-2022

	$17.3

Foreign tax credits	$2.9	2008

Alternative minimum tax credits	$8.9

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

      To manage its risks, the Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts and purchased options with third parties, denominated in multiple currencies, which will mature during fiscal 2004. The details are as follows:

				Weighted Average
Derivative	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Type	Sold	Purchased	Notional Amount	(per Convention)	Gain (Loss)

Options	CAD	USD	$50.0	1.5	$—

      In order to manage the interest rate risk associated with our debt portfolio, the Company may enter into derivative transactions to manage its exposures to changes in global interest rates, although the Company did not have in place any interest rate derivatives in 2003 or 2002.

      Gains and losses on derivatives qualifying as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” are recorded on the balance sheet as a component of “Accumulated

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other comprehensive loss” to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of December 31, 2003, the Company had no derivatives designated as hedges under SFAS No. 133. Gains and losses from all derivatives that do not qualify as hedges under SFAS No. 133, are recorded in the income statement as required by SFAS No. 133, and the fair value is recorded in the balance sheet.

     Fair Value of Financial Instruments, Derivatives and Hedging Activities

      The estimated fair values of the Company’s continuing operations financial instruments are summarized as follows (in millions):

	December 31, 2003		December 31, 2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Short-term debt, long-term debt and capital lease obligations	$1,285.2	$1,244.8	$1,289.2	$1,200.2
Mandatorily redeemable preferred stock of subsidiary	$161.2	$161.2	$123.9	$123.9
Forwards	$—	$—	$0.2	$0.2
Options	$—	$—	$0.3	$0.3

      The following methods and assumptions were used to estimate these fair values:

      The fair value of the Public Debt notes are based upon quoted market prices. The fair value of the other short-term and long-term debt of the Company approximates the carrying value due to the frequent resetting of interest rates.

      The fair value of the forward contracts and purchase options are based upon quoted market prices and the aggregated notional amount outstanding in U.S. dollar equivalent of $50.0 million at December 31, 2003.

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

     Other Concentrations of Risk

      The Company invests the majority of its excess cash in money market accounts and, where appropriate, diversifies the concentration of cash among financial institutions. With respect to financial institutions, the Company has diversified its selection of counterparties and has arranged master-netting agreements, where allowed by law, and the Company’s policies, to minimize the risk of loss.

19.     Related Party Transactions

Heartland Transactions

      Heartland is a private equity firm established in 1999 for the purpose of acquiring and expanding industrial companies operating in various sectors of the North American economy that are well positioned for global consolidation and growth. The managing general partner of Heartland is Heartland Industrial

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Associates, L.L.C. Certain directors and officers of the Company are members of the general partner, specifically Messrs. Stockman (a Director and our Chairman and Chief Executive Officer), Stepp (a Director and our Vice Chairman and Chief Financial Officer) and Tredwell, Leuliette, McConnell and Valenti (each Directors). Other of our directors or their affiliates, specifically Messrs. Becker and McCallum, are limited partners in Heartland with interests representing less than 5% of the commitments in Heartland. Heartland has informed us that its limited partners include many financial institutions, private and government employee pension funds and corporations, among other types of investors. The Company may, in the ordinary course of business, have on a normal, customary and arms’ length basis relationships with certain of Heartland’s limited partners, including banking, insurance and other relationships.

      The Company is a party to a Services Agreement with Heartland under which Heartland provides advisory and consulting services, including services with respect to developments in the automotive industry and supply markets, advice on financial and strategic plans and alternatives and other matters as it may reasonably request and are within Heartland’s expertise. The Services Agreement terminates on the earlier of its tenth anniversary or the date upon which Heartland ceases to own Company shares equivalent to 25% of that owned by them on February 23, 2001.

      Under the Services Agreement, the Company is obligated to pay to Heartland a $4.0 million annual advisory fee payable in quarterly installments and reimburse its out-of-pocket expenses related to the services it provides. The Company has also agreed to pay a fee of 1% of the total enterprise value of certain acquisitions and dispositions. During 2003, 2002 and 2001 the Company recorded total fees of $4.0 million, $5.7 million and $24.5 million, respectively.

      The Services Agreement with Heartland contemplates that the Company may pay additional fees to Heartland for services rendered in connection with a range of financing transactions. In March 2004, the Company’s Board of Directors, including the disinterested and independent directors of the Board, approved a fee of $1 million to Heartland for its services rendered in connection with the 2004 amendments to the Company’s credit facility to add synthetic revolving and letter of credit facilities.

     Charles E. Becker Transactions

      On March 27, 2003, the Company entered into a termination agreement and release to buyout the non-compete agreement between the Company and Charles E. Becker, a member of the Company’s Board of Directors and a limited partner in Heartland. The Company paid $11.3 million in April 2003 as part of the termination agreement and release. The non-compete agreement, which was entered into as part of the Becker acquisition, required the Company to make periodic payments. As a result of this transaction, the Company incurred a loss of $10.4 million, which is primarily due to the write-off of intangible assets initially recorded in conjunction with the Becker acquisition.

      During 2002, the Company engaged Mr. Becker to serve as Vice Chairman and assist the Company with strategic planning activities, such as developing sales strategies, managing key customer relationships and recruiting senior management for the Company’s European operations. The Company paid Mr. Becker $300,000 for such services. Mr. Becker’s consulting arrangement and position as Vice Chairman ended in 2002.

      The Company entered into a lease agreement with Becker Ventures L.L.C. (“Becker Ventures”), an entity controlled by Mr. Becker, for the Company’s headquarters at 250 Stephenson Highway, Troy, Michigan with the effective date of the lease being January 1, 2002. In March 2002, the Company entered into lease agreements with Becker Ventures, effective January 1, 2002, for 150 Stephenson Highway and 350 Stephenson Highway, Troy, Michigan. The base rent for all three premises is $13.25 per sq. ft., subject to annual CPI adjustments. Total square footage for all three locations is approximately 286,000. The leases have

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20-year terms, and the Company has two five-year renewal options. The 2004 base rent for the facilities will be approximately $4.0 million. In 2004, these leases were amended to provide that the Company would assume responsibility for property management with a corresponding elimination of certain aspects of the property management fees. In addition, the Company is also party to a lease with Becker Ventures for five manufacturing facilities totaling 884,000 square feet. In 2002, the Company extended the lease term an additional ten years to expire in 2021, with the base rent for these facilities totaling $3.6 million per year.

      In June 2001, Products sold and contemporaneously leased back real property located in Troy, Michigan and Plymouth, Michigan from New King, L.L.C. and Anchor Court, L.L.C., respectively, which are affiliates of Becker Ventures, for net proceeds of $15.1 million in aggregate. The initial lease term in each transaction is 20 years and each lease has two successive ten year renewal options. The basic rent for the Troy, Michigan property is $1.3 million per year, and the basic rent for the Plymouth, Michigan property is $0.5 million per year. The rental rates in each case are subject to adjustment after expiration of the initial term.

     Elkin McCallum Transactions

      In the first quarter of 2003, the Company purchased equipment from Joan Fabrics Corporation (“Joan Fabrics”), and entered into a supply agreement with Joan Fabrics to supply certain types of fabrics. Elkin McCallum, a director of the Company, controls Joan Fabrics and is a limited partner in Heartland. Under the supply agreement, the Company supplies fabric to Joan Fabrics and Joan Fabrics is responsible for all marketing, design, customer service, distribution and sales functions related to these fabrics. The Company paid Joan Fabrics $4.7 million of consideration for these transactions, a portion of which the Company has allocated to the purchased equipment (based on its appraised value) and the remainder of which it is amortizing over the five-year term of the supply agreement.

      On December 31, 2002, the Company acquired an air jet texturing business from Dutton Yarns (an affiliate of Mr. McCallum) for approximately $4.2 million. The purchased assets included equipment, inventory and intellectual property. The Company had preliminarily accounted for this transaction as an acquisition of assets, but finalized its accounting during the first quarter of 2003, and recorded the transaction as a purchase of a business.

      On April 12, 2002, the Company signed and closed on a merger agreement with Mr. McCallum and a lamination company wholly owned by Mr. McCallum pursuant to which the acquired company was merged into a wholly owned subsidiary of the Company. As consideration in the transaction, Mr. McCallum received 400,000 shares of Common Stock and was repaid $2.5 million in cash as reimbursement for amounts previously invested to fund the lamination company’s working capital needs. Subsequent to the merger, debt owing to Mr. McCallum of $6.7 million was repaid. The Company acquired the lamination business to optimize the supply chain on certain of its fabric products and provide low cost lamination products and services to Tier-1 customers. As part of this acquisition, the Company inherited a lease pursuant to which it leases from an entity controlled by Mr. McCallum, a portion of a manufacturing facility in El Paso, Texas. The Company continues to occupy these premises pursuant to such lease.

      In April 2002, the Company amended the merger agreement with Joan Automotive to clarify ownership of certain equipment listed in a schedule attached to that agreement. The original merger agreement schedule included a list of approximately 84 looms that ultimately exceeded the Company’s manufacturing requirements and facility capacity. Upon determining that the excess looms would have been uneconomically expensive to relocate and store, the Company declined to take possession of 48 of these looms, which were left in place at Joan Fabrics’ Hickory, North Carolina plant. The amendment clarifies that these looms are owned by Joan Fabrics.

      In September 2001, the Company completed the acquisition of Joan Automotive Industries, a leading supplier of bodycloth to the automotive industry, and all of the operating assets of Joan’s affiliated yarn dying

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation, Western Avenue Dyers, L.P. As a result of the Joan acquisition, Joan Fabrics became a principal stockholder of the Company. Upon completion of the Joan acquisition, Mr. McCallum became a member of the Company’s Board of Directors. As part of this acquisition, the Company inherited a lease pursuant to which it leases from an entity controlled by Mr. McCallum, a technical center in Lowell, Massachusetts. The operations formerly conducted in these premises have been moved to other company facilities, however, the Company remains obligated for the related lease.

      In connection with the Joan acquisition, the Company entered into a Supply Agreement dated September 21, 2001 (the “Supply Agreement”) with Main Street Textiles, L.P. (“Main Street”), which is controlled by Mr. McCallum, and a Transition Services Agreement dated September 21, 2001 (the “Transition Agreement”) with Joan Fabrics. Under the Supply Agreement, which was mutually terminated effective as of January 1, 2004, the Company agreed to purchase all of its requirements for flat woven automotive fabric from Main Street for a five-year period beginning on the date of the Supply Agreement. The prices which the Company agreed to pay for fabric under the agreement equaled the costs of the raw materials plus an amount representing Main Street’s standard labor and overhead costs incurred in manufacturing fabric for us. Under the Transition Agreement, Joan Fabrics provided Products transitional and support services for a period not to exceed twelve months in order to support the continued and uninterrupted operation of the businesses acquired by Products in the Joan acquisition. As a part of these services, pending the Company’s disassembly and removal of machinery and equipment purchased from Joan Fabrics, Joan Fabrics was permitted to continue to use that machinery and equipment to manufacture for us all of our requirements for some types of knitted and woven automotive fabrics. The terms of the Company’s agreement with respect to this fabric production are substantially similar to those under the Supply Agreement. Actual prices paid by the Company for fabric under the Supply Agreement and Transition Agreement were subject to the rebates described below.

      In 2002 and 2003, the Company engaged in ordinary course transactions with entities controlled by Mr. McCallum for the purchase and sale of goods and services as part of ongoing business relationships. The Company recorded purchases from entities controlled by Mr. McCallum, of $17.8 million (net of $1.2 million of rebates) in 2003, and $47.3 million (net of $10.5 million of rebates) in 2002 for goods and services purchased. These rebates received from Mr. McCallum relate to knit and woven automotive fabrics provided by entities controlled by Mr. McCallum under the Supply Agreement and Transition Agreement executed in connection with the 2001 Joan acquisition, which are described above. Supplier rebates such as these are common in the automotive industry as part of ongoing price negotiations and adjustments. These rebates from Mr. McCallum totaled $14.7 million over the duration of the agreements. In addition, the Company recorded sales to entities controlled by Mr. McCallum, of $6.4 million in 2003 and $31.8 million in 2002.

      The following table summarizes the balances outstanding from entities controlled by Mr. McCallum (in millions):

	As of
	December 31,

	2003	2002

Accounts Receivable	$2.7	$5.9
Accounts Payable	$1.0	$8.0

     Textron Transactions

      As discussed in Note 10 “Mandatorily Redeemable Preferred Stock of Subsidiary,” and Note 12 “Operating Leases,” the Company is a party to various agreements and transactions with Textron. Textron became a related party as a result of its receipt of the consideration in the 2001 TAC-Trim acquisition. In May 2002, as part of the finalization of the purchase price and related working capital adjustments of the TAC-Trim acquisition, the Company paid Textron $15.5 million in cash.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to the TAC-Trim acquisition, TAC-Trim entered into an $86.9 million sale and leaseback transaction (the “Textron Leasing Transaction”) with two separate single purpose affiliates of Textron Financial Corporation, as lessor and purchaser, with respect to a portfolio of manufacturing equipment situated in different locations throughout the United States and Canada. In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities (“VIE”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (see Note 2 “Summary of Significant Accounting Policies” for further information on FIN 46). As part of the Company’s implementation of FIN 46, it determined that one of the single purpose affiliates was a VIE. The Company negotiated and agreed to have the lease restructured so it was required to be consolidated by the other party and not accounted for as a VIE. As consideration for this lease restructuring, the Company agreed to pay Textron Financial $150,000.

      Payments under the Textron leasing transaction are guaranteed by Products and secured by a first perfected mortgage lien over certain real property with a value equal to $25 million. Each lease is for an initial term of three years with three one-year renewal options. At the end of the leases (including the expiration of all renewal options), there is the option of either purchasing all of the equipment for approximately $26 million or returning the equipment to the lessor. In the event the equipment is returned, arrangements will be made for the disposition of the equipment. The Company is required to guarantee a minimum value to the lessor of up to approximately $21 million upon expiration of the leases. As is customary, the documentation for the Textron leasing transaction incorporates covenants by reference, from the Company’s credit facility, that may be amended or waived by the senior lenders, and also contain events of default.

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

20.     Information About the Company’s Operations

      In conjunction with the 2003 restructurings, the Company changed its reportable segments to align with organization changes and senior management responsibilities. The Company’s new reportable segments consist of U.S. and Mexico Plastics, International Plastics and Global Soft Trim. International Plastics includes all international plastics operations, including Canada. The U.S. and Mexico Plastics and International Plastics segments include interior trim components such as door panels, instrument panels, consoles, package trays and cargo management systems, exterior trim components such as bumper fascias and cladding and fully assembled cockpit systems and components thereof. The Global Soft Trim segment includes molded non-woven and tufted carpet, alternative molded flooring, accessory mats and acoustics systems consisting of absorbing materials, damping materials, engine compartment noise vibration and harshness systems, interior insulators, seat body cloth, insert fabric, headliner fabric, convertible roof systems, hard top retractable roof systems, tonneau covers and actuation systems. The Company changed the composition of its reportable

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segments on January 1, 2003 and further redefined the segments beginning July 1, 2003 and restated prior period segment data to be comparable.

      The segments consist of dedicated facilities and division offices focused on the manufacturing, assembly and sequencing of the aforementioned products and systems. The other categories consist of costs not allocated to operating segments including selling, product development and administrative costs.

      The Company evaluates performance based on operating profit or loss. Information about the Company’s divisions is presented below (in millions):

	Year Ended December 31, 2003

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$1,363.4	$1,258.0	$1,362.3	$—	$3,983.7
Inter-segment revenues	12.0	17.9	1.0	(30.9)	—
Interest expense from preferred stock requirement	—	—	—	37.3	37.3
Depreciation and amortization	43.6	39.7	48.7	8.2	140.2
Goodwill	761.5	327.2	274.4	—	1,363.1
Operating income (loss)	73.6	(22.5)	140.5	(89.6)	102.0
Total assets	1,074.6	845.0	687.0	584.6	3,191.2
Capital expenditures	45.9	47.4	75.5	6.3	175.1

	Year Ended December 31, 2002

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$1,512.2	$899.0	$1,474.6	$—	$3,885.8
Inter-segment revenues	13.4	16.8	0.8	(31.0)	—
Preferred stock requirement	—	—	—	38.4	38.4
Depreciation and amortization	38.4	24.3	49.0	5.3	117.0
Goodwill	715.1	278.8	271.6	—	1,265.5
Operating income (loss)	113.1	(30.1)	161.6	(76.9)	167.7
Total assets	1,176.1	843.5	682.8	454.7	3,157.1
Capital expenditures	41.0	26.9	48.8	31.2	147.9

	Year Ended December 31, 2001

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$208.0	$263.1	$1,352.2	$—	$1,823.3
Inter-segment revenues	1.9	6.7	1.4	(10.0)	—
Preferred stock requirement	—	—	—	2.4	2.4
Depreciation and amortization	10.8	12.4	55.9	2.7	81.8
Goodwill	949.6	47.1	257.1	—	1,253.8
Operating income (loss)	1.6	(2.4)	48.7	(12.3)	35.6
Total assets	866.3	354.6	826.8	940.2	2,987.9
Capital expenditures	6.5	2.3	40.9	4.8	54.5

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Other includes the Company’s non-operating units (See Note 14) and the effect of eliminating entries. During 2003 and 2002, certain corporate costs that were previously included at the divisional units were included in the Other category. Those costs that could be attributed to a divisional unit were allocated back to the appropriate division. Operating income (loss) for the year ended December 31, 2003 includes: $53.3 million, $74.0 million and $48.7 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively. Operating income (loss) for the year ended December 31, 2002 includes: $60.4 million, $35.5 million and $39.6 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively.

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations follow:

	Fiscal Year Ended

	2003	2002	2001

DaimlerChrysler AG	28.5%	31.0%	18.7%
General Motors Corporation	22.4%	23.0%	29.0%
Ford Motor Company	24.8%	23.0%	21.5%

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

      Information about the Company’s continuing operations in different geographic areas for fiscal 2003, 2002 and 2001 is presented below (in millions):

	Year Ended		Fiscal Year Ended		Fiscal Year Ended
	December 31, 2003		December 31, 2002		December 31, 2001

		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets

United States	$2,200.4	$1,472.9	$2,412.0	$1,445.3	$1,346.0	$1,545.4
Canada	464.3	432.3	488.2	343.4	168.5	99.0
Mexico	254.0	79.1	230.7	96.8	50.5	52.9
Europe	1,001.6	283.0	660.5	129.4	117.3	189.0
Other	63.4	89.9	94.4	173.9	141.0	220.6

Consolidated	$3,983.7	$2,357.2	$3,885.8	$2,188.8	$1,823.3	$2,106.9

      Intersegment sales between geographic areas are not material. For fiscal years 2003, 2002 and 2001, export sales from the United States to foreign countries were $408.9 million, $429.5 million and $146.2 million, respectively.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.     Commitments and Contingencies

      Except as described below, the Company and its subsidiaries are not party to any material pending legal proceedings, but is involved in ordinary routine litigation incidental to the business.

     Environmental

      The Company is subject to federal, state, local and foreign environmental, and health and safety, laws and regulations that (i) affect ongoing operations and may increase capital costs and operating expenses in order to maintain compliance with such requirements and (ii) impose liability relating to contamination at facilities, other locations such as former facilities, facilities where we have sent wastes for treatment or disposal and other properties to which the Company may be linked. Such liability may include, for example, investigation and clean-up of the contamination, personal injury and property damage caused by the contamination and damages to natural resources. Some of these liabilities may be imposed without regard to fault and may also be joint and several (which can result in a liable party being held responsible for the entire obligation, even where other parties are also liable).

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

      The Company is currently engaged in investigating or remediating certain sites as discussed in the paragraphs below. In estimating the cost of investigation and remediation, the Company considered, among other things, its prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency (“USEPA”), the professional judgment of the Company’s environmental experts, outside environmental specialists and other experts and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including:

•	incomplete information regarding particular sites and other PRPs;

•	uncertainty regarding the nature and extent of environmental problems and the Company’s share, if any, of liability for such problems;

•	the ultimate selection among alternative approaches by governmental regulators;

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the complexity and evolving nature of environmental laws, regulations and governmental directives and

•	changes in cleanup standards.

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place during 2004. The Company is a defendant in two lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of December 31, 2003, the Company has accrued $13.6 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place during 2004. As of December 31, 2003, the Company has accrued $8.7 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. Another Consent Decree resolving the USEPA claim for past oversight costs was signed during 2003, and a payment of $7.3 million was made during the third quarter of 2003. As of December 31, 2003, the Company has accrued $6.6 million for Stamina Mills.

      The Company is working with the Michigan Department of Environmental Quality (“MDEQ”) to investigate and remediate soil and groundwater contamination at a former manufacturing plant in Mancelona, MI and at adjacent owned property formerly used for the treatment and disposal of plating waste. MDEQ is likely to require remediation of groundwater contamination. In addition, the Company is incurring costs in connection with the provision of alternate water supplies to residences in the area.

      The current owner of one of the Company’s former manufacturing plants located in Bowling Green, OH has entered into an Administrative Order on Consent with the Ohio Environmental Protection Agency (“OEPA”) requiring investigation and remediation of contamination at the site. The Company is reimbursing the current owner for costs associated with ongoing groundwater monitoring and, following selection of an appropriate remedy by OEPA, will assume 90% of future remediation costs.

      In the 1980’s and 1990’s, the California Regional Water Quality Control Board (“CRWQCB”) and other state agencies ordered a predecessor of the Company to investigate and remediate soil and groundwater contamination at a former lumber treatment plant in Elmira, CA. In 1996, the Company entered into an agreement with the State of California to conduct long-term operation and maintenance of the remedy implemented at the site.

      The Company has entered into an Administrative Order by Consent with the USEPA requiring investigation, delineation and removal of contamination from a vacant three acre site in Zanesville, Ohio. The delineation report has been submitted to USEPA for comment, and the Administrative Order by Consent calls for the submittal and implementation of an action plan during 2004.

      In 2003, the Company signed a Consent Agreement with the State of South Carolina Department of Health and Environmental Control requiring soil and groundwater investigations at a former manufacturing facility in Cowpens, South Carolina. The Company had ceased operations at this location in 1981. Initial investigations will delineate potential groundwater contamination that has migrated under a residential area. These studies are scheduled to be completed in 2004.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with accounting principles generally accepted in the United States of America. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. As of December 31, 2003 and 2002, total reserves for these environmental costs are approximately $51.2 million and $64.5 million, respectively.

      In the opinion of management, based on information presently known to it, identified environmental costs and contingencies will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows. However, management can give no assurance that they have identified or properly assessed all potential environmental liabilities arising from the business or properties, and those of present and former subsidiaries and their corporate predecessors.

     Litigation

      The Company and its subsidiaries have lawsuits and claims pending against them and have certain guarantees outstanding which were made in the ordinary course of business.

      As of December 31, 2003, the Company is party to approximately 875 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $944,800 or an average of less than $5,700 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $600 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

      As previously disclosed, a purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland and ten current and former senior officers and/or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under. Four similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which are identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. On August 4, 2003, the court consolidated all five pending actions and appointed lead plaintiffs for the purported class. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on the Company’s financial condition, results of operations or cash flows.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is a defendant in a lawsuit involving a sales commissions arrangement inherited from a predecessor company and its partial ownership of an extinguished joint venture. In September 2003, the Oakland County Circuit Court entered a judgment by default against the Company for $4.2 million based upon an inadvertent failure to produce a small number of documents that were to be produced with thousands of other documents that were delivered in the discovery process. The Company and its counsel believes that the default judgment was improperly entered and that damages were improperly assessed, and it has filed an appeal of the judgment with the Michigan Court of Appeals. The Company intends to vigorously pursue its appeal in this matter and has posted a letter of credit in the amount of the judgment as part of the normal appeal process. While management believes it may have no liability to the plaintiff, the Company has established an appropriate reserve for this matter in an amount less than the amount of the current judgment.

      The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company’s management, based on the facts presently known to it, have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

     Completion of Audit Committee Inquiry

      The Company’s Audit Committee inquiry, initiated in August 2003, into certain assertions made by two former executives and related matters has been completed. The Audit Committee, aided by its independent counsel, Davis Polk & Wardwell, and by an outside accounting expert, reported its findings and recommendations to the Company’s full Board of Directors. In general, the Audit Committee’s inquiry extended into the following areas: (1) assertions regarding the Company’s accounting for revenue and tooling, (2) a comprehensive review of related party transactions and (3) certain corporate governance procedures. The following summarizes the Committee’s principal findings and recommendations:

•	The Audit Committee has not become aware of any events that would necessitate a restatement of any previously issued financial statements.

•	While the assertions concerning related party transactions were limited to certain transactions involving Charles Becker and Elkin McCallum and entities controlled by them, the Audit Committee reviewed all material transactions entered into between the Company and Heartland Industrial Partners, L.P., Mr. McCallum and Mr. Becker and their respective affiliates. Both Mr. Becker and Mr. McCallum are directors and significant shareholders of the Company and are, directly or indirectly, limited partners in Heartland, the Company’s largest shareholder.

The Audit Committee concluded that each of these transactions had a legitimate business purpose, was negotiated fairly, and was intended to advance the interests of the Company and not to benefit the related parties at the Company’s expense. The Audit Committee further concluded that, by and large, these transactions were appropriately presented to and approved by the full Board of Directors of the Company and were properly documented and adequately disclosed.

The Audit Committee concluded that certain related party matters referred to below had not been formally submitted for Board approval, and that others should have been more appropriately documented. The Audit Committee recommended that disinterested members of the Board review those matters and take whatever procedural action may be deemed appropriate. Specifically, the matters to be reviewed are (1) with respect to Mr. Becker and his affiliates: leases of two buildings adjacent to the Company’s headquarters, which was already the subject of a Board-approved lease from an affiliate of Mr. Becker; an amendment reducing the rent at the Company’s headquarters to the rent at these two additional buildings; and amendments of existing plant leases with an affiliate of Mr. Becker to extend the term and reduce the rent for the initial term; and (2) with respect to Mr. McCallum and his affiliates, an amendment of the previously Board-approved Joan Automotive merger agreement clarifying ownership of certain equipment listed in a schedule attached to that

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement; and the final terms of a supply agreement contemplated at the time the Board approved a January 2003 purchase of certain fabrics equipment from an affiliate of Mr. McCallum. Subsequent to the Board’s initial discussion with the Audit Committee on March 10, 2004, the Board has held a meeting and ratified all of these actions.

•	The Audit Committee also recommended that the Company review its public filings to determine whether disclosure of certain aspects of the related party transactions reviewed by the Audit Committee should be enhanced and additionally, it proposed a resolution for the Board that will require pre-approval of all future related party transactions, even where pre-approval of the Board is not legally required. The resolution also reiterates procedures for ensuring proper documentation and disclosure of such transactions. Subsequent to the Board’s initial discussion with the Audit Committee on March 10, 2004, the Board has adopted and approved this resolution.

      As a result of the Audit Committee’s recommendations, the Company has included enhanced disclosure in this Annual Report with respect to the following: (1) disclosure of the Board-approved payment of $300,000 as compensation to Mr. Becker in 2002 for his temporary service as Vice Chairman of the Company during that year; (2) an improved description of the 2003 fabrics and 2002 Dutton Yarns air-texturing operations transactions with Mr. McCallum; and (3) the dollar volume of previously disclosed ordinary course arrangements with Mr. McCallum, specifically, from transition services, supply and rebate arrangements.

      The members of the Company’s Audit Committee are Robert C. Clark, the former Dean of the Harvard Law School, Marshall A. Cohen, counsel at Cassels Brock and Blackwell, a Canadian law firm, and former Senator Warren B. Rudman. The accounting expert who advised the Audit Committee is Alex Arcady, a retired partner from Ernst & Young LLP, who spent the last ten years of his career in that firm’s national office.

     Other Commitments

      As of December 31, 2003, the Company’s continuing operations had approximately $30.3 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.     Quarterly Financial Data (Unaudited)

      The quarterly financial data is summarized below (in millions, except per share amounts).

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$1,035.1	$1,033.5	$902.2	$1,012.9
Gross profit	109.4	124.7	95.5	114.6
Income (loss) from continuing operations	(26.2)	10.7	(32.1)	(11.5)
Income (loss) before extraordinary items	(26.2)	10.7	(32.1)	(11.5)
Net income (loss)	(26.2)	10.7	(32.1)	(9.9)
Basic and diluted earnings (loss) per share:
Continuing operations	(0.31)	0.13	(0.38)	(0.14)
Discontinued operations	—	—	—	0.02
Net income (loss) attributable to common shareholders	(0.31)	0.13	(0.38)	(0.12)
Common stock prices:
High	4.83	4.18	3.41	4.33
Low	3.28	2.82	2.09	2.43

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$914.8	$1,085.3	$922.5	$963.2
Gross profit	131.1	158.5	100.7	127.8
Income (loss) from continuing operations	(6.7)	3.7	(45.2)	(3.1)
Income (loss) before extraordinary items	(6.7)	3.7	(45.2)	(3.1)
Net income (loss)	(18.4)	13.2	(45.2)	(3.1)
Basic and diluted earnings (loss) per share:
Continuing operations	(0.10)	(0.46)	(0.54)	(0.04)
Discontinued operations	—	0.13	—	—
Cumulative effect of change in accounting principle	(0.17)	—	—	—
Net loss attributable to common shareholders	(0.27)	(0.33)	(0.54)	(0.04)
Common stock prices:
High	25.500	28.375	9.000	4.450
Low	16.750	9.000	2.810	2.450

      The Company’s operations are not subject to significant seasonal influences.

      Changes in Accounting Principles — During the second quarter 2003, the Company implemented a change in the method of accounting for holiday pay so that such pay is accrued, and expense is recognized during the period in which the actual holiday occurs. Formerly, certain of the Company’s businesses accrued holiday pay and recognized expense based upon an equal monthly amount within the fiscal year. The change in method better matches holiday expense with the period that the actual holiday occurs and the pay is earned.

      As the prior method allocated costs within the fiscal year, there is no effect on prior years. There will be no effect on the entire fiscal year as the change only impacts interim periods.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The effect of the change on the first quarter 2003 is as follows (in millions):

	Quarter Ended

	March 31, 2003
	(As Previously	March 31, 2003
	Reported)	(Adjusted)

Net sales	$1,035.1	$1,035.1
Cost of goods sold	928.1	925.7

Gross profit	107.0	109.4
Selling, general and administrative expenses	71.5	71.5
Impairment of long-lived assets	18.1	18.1

Operating income	17.4	19.8
Other, net	45.0	45.1

Loss from continuing operations before income taxes	(27.6)	(25.3)
Income tax expense	1.1	0.9

Net loss	$(28.7)	$(26.2)

Earnings per share data:
Loss per basic and diluted common share	$(0.34)	$(0.31)

Average basic and diluted common shares outstanding	83.6	83.6

      The proforma amounts assuming the new method of accounting for holiday pay is applied retroactively to prior year periods is as follows (in millions, except per share amounts):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Net loss attributable to common shareholders	$(17.2)	$(22.4)	$(44.6)	$(5.6)
Net loss per common share	$(0.26)	$(0.32)	$(0.53)	$(0.07)

      Additionally, during the second quarter of 2003, the Company implemented a change in the method of accounting for crib supply inventories held at plants. Crib supply inventories include small motors, replacement parts for production equipment and other miscellaneous repair parts for buildings, equipment and machinery. The Company implemented a perpetual crib supply inventory system and harmonized its policy to consistently account for the capitalization of crib supply inventories. Formerly, the Company had different capitalization thresholds following the various acquisitions in late 2001 and 2002, which ranged from not capitalizing any crib supply items to capitalizing only items greater than two thousand dollars. The new accounting method better matches the cost with the period benefiting from the expenditure, as such inventories are charged to expense as they are placed into service and begin generating revenue. Pro forma and the cumulative effect amounts relating to the change in accounting for crib inventories is not determinable as perpetual records of crib inventory were not maintained at all the plants prior to the application of the new method in the second quarter of 2003. The effect of the change on the three months ended June 30, 2003, for the plants that had no perpetual records was to increase inventory and reduce cost of sales by $1.8 million after tax or $0.02 per share. For the year ended December 31, 2003, the incremental effect of the adoption had an insignificant effect.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$310.2	$2,098.5	$1,596.2	$(21.2)	$3,983.7
Cost of goods sold	—	207.5	1,850.4	1,502.8	(21.2)	3,539.5
Selling, general and administrative expenses	0.1	223.1	10.2	39.8	—	273.2
Restructuring charge	—	13.2	18.5	8.9	—	40.6
Impairment of long-lived assets	—	4.1	12.6	11.7	—	28.4

Operating income (loss)	(0.1)	(137.7)	206.8	33.0	—	102.0
Interest expense, net	—	21.3	121.2	8.8	—	151.3
Interest expense from subsidiary preferred stock dividends	—	32.0	—	—	—	32.0
Interest expense from subsidiary preferred stock accretion	—	5.3	—	—	—	5.3
Intercompany interest expense (income)	—	(21.4)	(17.8)	39.2	—	—
Loss on sale of receivables	—	—	—	7.3	—	7.3
Other expense, net	—	(149.7)	115.2	0.6	1.0	(32.9)

(Loss) income from continuing operations before income taxes	(0.1)	(25.2)	(11.8)	(22.9)	(1.0)	(61.0)
Income tax expense (benefit)	—	(3.7)	4.6	(2.8)	—	(1.9)

Loss from continuing operations	(0.1)	(21.5)	(16.4)	(20.1)	(1.0)	(59.1)
Income from discontinued operations	—	2.4	(0.8)	—	—	1.6
Cumulative effect of a change in accounting principle	—	—	—	—	—	—
Equity in net income (loss) of subsidiaries	(57.4)	(38.3)	(27.0)	—	122.7	—

NET INCOME (LOSS)	$(57.5)	$(57.4)	$(44.2)	$(20.1)	$121.7	$(57.5)

	For the Year Ended December 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$289.4	$2,415.7	$1,216.9	$(36.2)	$3,885.8
Cost of goods sold	—	181.8	2,110.0	1,112.1	(36.2)	3,367.7
Selling, general and administrative expenses	0.1	166.1	82.8	44.5	—	293.5
Restructuring charges		16.5	4.2	18.2	—	38.9
Impairment of long-lived assets	—	—	4.1	13.9	—	18.0

Operating income (loss)	(0.1)	(75.0)	214.6	28.2	—	167.7
Interest expense, net	(0.1)	15.4	126.2	7.4	—	148.9
Intercompany interest expense (income)	(6.6)	(5.9)	(23.8)	36.3	—	—
Subsidiary preferred stock dividend	—	30.8	—	—	—	30.8
Subsidiary preferred stock accretion	—	7.6	—	—	—	7.6
Loss on sale of receivables	—	0.6	—	3.6	—	4.2
Other expense (income), net	—	(45.8)	40.4	12.5	2.9	10.0

Income (loss) from continuing operations before income taxes	6.6	(77.7)	71.8	(31.6)	(2.9)	(33.8)
Income tax expense (benefit)	2.5	(16.2)	42.4	(11.2)	—	17.5

Income (loss) from continuing operations	4.1	(61.5)	29.4	(20.4)	(2.9)	(51.3)
Income from discontinued operations	—	9.5	—	—	—	9.5
Cumulative effect of a change in accounting principle	—	—	—	(11.7)	—	(11.7)
Equity in net income (loss) of subsidiaries	(57.6)	(5.6)	(60.3)	—	123.5	—

NET INCOME (LOSS)	$(53.5)	$(57.6)	$(30.9)	$(32.1)	$120.6	$(53.5)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$612.2	$676.4	$577.1	$(42.4)	$1,823.3
Cost of goods sold	—	506.3	598.2	542.4	(42.4)	1,604.5
Selling, general and administrative expenses	0.1	34.9	81.1	48.3	—	164.4
Restructuring charge		4.7	0.2	6.3		11.2
Impairment of long-lived assets	—	2.6	0.7	4.3	—	7.6

Operating income (loss)	(0.1)	63.7	(3.8)	(24.2)	—	35.6
Interest expense, net	—	45.6	35.9	2.8	—	84.3
Intercompany interest expense (income)	—	17.3	(24.7)	7.4	—	—
Subsidiary preferred stock dividend	—	1.5	—	—	—	1.5
Subsidiary preferred stock accretion	—	0.9	—	—	—	0.9
Loss on sale of receivables	—	6.1	—	4.7	—	10.8
Other expense (income), net	—	12.5	3.4	1.8	(3.3)	14.4

Income (loss) from continuing operations before income taxes	(0.1)	(20.2)	(18.4)	(40.9)	3.3	(76.3)
Income tax expense (benefit)	0.2	(14.4)	(5.8)	(1.3)	—	(21.3)

Income (loss) from continuing operations	(0.3)	(5.8)	(12.6)	(39.6)	3.3	(55.0)
Income from discontinued operations	—	8.8	—	—	—	8.8
Equity in net income (loss) of subsidiaries	(45.9)	(48.9)	(33.5)	—	128.3	—

NET INCOME (LOSS)	$(46.2)	$(45.9)	$(46.1)	$(39.6)	$131.6	$(46.2)

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	December 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(71.2)	$78.4	$6.0	$—	$13.2
Accounts and other receivables, net	—	1.1	34.4	220.4	1.4	257.3
Inventories	—	14.2	96.2	59.0	—	169.4
Other	—	47.8	109.2	59.0	—	216.0

Total current assets	—	(8.1)	318.2	344.4	1.4	655.9
Investment in subsidiaries	439.7	1,654.4	(1.8)	—	(2,092.3)	—
Property, plant and equipment, net	—	55.9	339.9	430.1	—	825.9
Goodwill	—	—	948.9	414.2	—	1,363.1
Other assets	—	276.0	15.8	54.5	—	346.3

	$439.7	$1,978.2	$1,621.0	$1,243.2	$(2,090.9)	$3,191.2

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term borrowings	—	—	—	16.0	—	16.0
Current maturities of long-term debt and capital lease obligations	—	27.8	0.1	3.6	—	31.5
Accounts payable	—	46.0	301.4	291.5	—	638.9
Accrued expenses	—	146.9	2.2	90.4	(0.6)	238.9

Total current liabilities	—	220.7	303.7	401.5	(0.6)	925.3
Long-term debt and capital lease obligations	—	1,230.1	—	7.6	—	1,237.7
Mandatorily redeemable preferred stock of subsidiary	—	161.2	—	—	—	161.2
Intercompany payable (receivable)	—	(317.3)	(215.7)	533.0	—	—
Other noncurrent liabilities	—	243.8	74.9	108.0	—	426.7

Total liabilities	—	1,538.5	162.9	1,050.1	(0.6)	2,750.9
Total common stockholders’ equity (deficit)	439.7	439.7	1,458.1	193.1	(2,090.3)	440.3

	$439.7	$1,978.2	$1,621.0	$1,243.2	$(2,090.9)	$3,191.2

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	December 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$0.2	$0.3	$80.8	$—	$81.3
Accounts and other receivables, net	—	5.0	40.7	324.4	2.9	373.0
Inventories	—	13.0	106.7	51.9	—	171.6
Other	—	51.4	75.5	50.5	—	177.4

Total current assets	—	69.6	223.2	507.6	2.9	803.3
Investment in subsidiaries	397.5	1,794.5	(54.8)	—	(2,137.2)	—
Property, plant and equipment, net	—	51.2	316.9	370.4	(0.7)	737.8
Goodwill	—	—	1,144.8	120.7	—	1,265.5
Other assets	—	212.3	85.8	52.4	—	350.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term borrowings	—	—	—	10.5	—	10.5
Current maturities of long-term debt	—	22.7	0.1	0.7	—	23.5
Accounts payable	—	73.5	269.7	252.3	—	595.5
Accrued expenses	—	142.5	50.8	106.6	—	299.9

Total current liabilities	—	238.7	320.6	370.1	—	929.4
Long-term debt	—	1,255.0	0.1	0.1	—	1,255.2
Intercompany payable (receivable)	—	(92.1)	(359.9)	452.0	—	—
Other noncurrent liabilities	—	204.6	140.8	105.7	—	451.1

Total liabilities	—	1,606.2	101.6	927.9	—	2,635.7

Mandatorily redeemable preferred stock of subsidiary	—	123.9	—	—	—	123.9

Total common stockholders’ equity (deficit)	397.5	397.5	1,614.3	123.2	(2,135.0)	397.5

	$397.5	$2,127.6	$1,715.9	$1,051.1	$(2,135.0)	$3,157.1

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(256.7)	$339.2	$40.4	$—	$122.9

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(13.8)	(84.3)	(77.0)	—	(175.1)
Sales of property, plant and equipment	—	—	0.6	17.7	—	18.3
Payments for acquisitions and related costs	—	—	(33.1)	—	—	(33.1)

Net cash provided by (used in) investing activities	—	(13.8)	(116.8)	(59.3)	—	(189.9)
FINANCING ACTIVITIES
Issuance of long-term debt and capital lease obligations	—	1.8	—	11.3	—	13.1
Repayment of long-term debt and capital lease obligations	—	(27.9)	(0.1)	(0.9)	—	(28.9)
Increase (decrease) in short-term borrowings	—	—	—	4.7	—	4.7
Net borrowings (repayments) on revolving credit facilities	—	—	—	6.3	—	6.3
Intercompany transfers (from) to Subsidiary	—	225.2	(144.2)	(81.0)	—	—

Net cash provided by (used in) financing activities	—	199.1	(144.3)	(59.6)	—	(4.8)

Effect of exchange rate changes on cash	—	—	—	3.7	—	3.7
Increase (decrease) in cash and cash equivalents	—	(71.4)	78.1	(74.8)	—	(68.1)
Cash and cash equivalents at beginning of year	—	0.2	0.3	80.8	—	81.3

Cash and cash equivalents at end of year	$—	$(71.2)	$78.4	$6.0	$—	$13.2

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)

	For the Year Ended December 31, 2002

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.2)	$24.0	$(271.3)	$436.9	$—	$189.4

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(31.2)	(71.9)	(44.8)	—	(147.9)
Sales of property, plant and equipment	—	—	13.3	—	—	13.3
Additional investment in joint venture	—	—	—	(5.9)	—	(5.9)
Payment for acquisitions and related costs	—	—	(46.4)	0.8	—	(45.6)

Net cash used in investing activities	—	(31.2)	(105.0)	(49.9)	—	(186.1)
FINANCING ACTIVITIES
Repayment of long-term debt	—	(22.4)	(0.1)	(1.4)	—	(23.9)
Repayment of preferred stock	—	(100.0)	—	—	—	(100.0)
Decrease in short-term borrowings	—	—	—	(16.0)	—	(16.0)
Net proceeds from issuance of common stock	150.6	—	—	—	—	150.6
Repayment of debt assumed in acquisition	—	(6.7)	—	—	—	(6.7)
Intercompany transfers (from) to Subsidiary	(150.6)	140.3	364.0	(353.7)	—	—

Net cash provided by (used in) financing activities	—	11.2	363.9	(371.1)	—	4.0

Effect of exchange rate changes on cash	—	—	—	0.1	—	0.1
Increase (decrease) in cash and cash equivalents	(0.2)	4.0	(12.4)	16.0	—	7.4
Cash and cash equivalents at beginning of year	0.2	(3.8)	12.7	64.8	—	73.9

Cash and cash equivalents at end of year	$—	$0.2	$0.3	$80.8	$—	$81.3

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2001

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(0.3)	$(266.6)	$237.6	$166.4	$—	$137.1

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(14.8)	(14.5)	(25.2)	—	(54.5)
Sales of property, plant and equipment	—	62.2	24.0	1.9	—	88.1
Payments for acquisitions and related costs	—	(760.9)	—	—	—	(760.9)
Sale of business	—	—	3.5	—	—	3.5

Net cash provided by (used in) investing activities	—	(713.5)	13.0	(23.3)	—	(723.8)

FINANCING ACTIVITIES
Issuance of long-term debt	—	950.0	—	—	—	950.0
Debt issuance costs	—	(59.4)	—	—	—	(59.4)
Repayment of long-term debt	—	(383.2)	—	—	—	(383.2)
Increase (decrease) in short-term borrowings	—	9.7	2.0	(1.6)	—	10.1
Net repayments on revolving credit facilities	—	(133.4)	—	(16.8)	—	(150.2)
Net proceeds from issuance of common stock	207.2	—	—	—	—	207.2
Reissue treasury stock, net	61.3	—	—	—	—	61.3
Intercompany transfers (from) to Subsidiary	(268.5)	596.8	(240.9)	(87.4)	—	—

Net cash provided by (used in) financing activities	—	980.5	(238.9)	(105.8)	—	635.8

Effect of exchange rate changes on cash	—	—	—	3.9	—	3.9
Increase (decrease) in cash and cash equivalents	(0.3)	0.4	11.7	41.2	—	53.0
Cash and cash equivalents at beginning of year	0.5	(4.2)	1.0	23.6	—	20.9

Cash and cash equivalents at end of year	$0.2	$(3.8)	$12.7	$64.8	$—	$73.9

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

      The information required under this Schedule is included in Note 23 of the Consolidated Financial Statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Fiscal Years Ended December 31, 2003, December 31, 2002, and December 31, 2001

		Additions
	Balance At	Resulting	Charge to	Charged
	Beginning	from	Cost and	to Other			Balance at
Description	of Year	Acquisitions	Expenses	Accounts		Deductions	End of Year

	(in millions)
Fiscal Year Ended December 31, 2003:
Allowance for doubtful accounts	$18.6	$—	$1.5	$—		$(10.9)	$9.2
Fiscal Year Ended December 31, 2002:
Allowance for doubtful accounts	$14.6	$—	$2.5	$4.8		$(3.3)	$18.6
Fiscal Year Ended December 31, 2001:
Allowance for doubtful accounts	$8.1	$6.8	$6.6	$(0.3	)(a)	$(6.6)	$14.6

(a)	Reclassifications and collection of accounts previously written off.

Exhibit Index

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated May 14, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., Becker Group, L.L.C., CE Becker Inc., ME McInerney Inc., J Hoehnel Inc. and the individuals party thereto as sellers is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated and filed July 13, 2001.
2.2	Agreement and Plan of Merger dated as of August 17, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc is hereby incorporated by reference to Exhibit 2.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001 and filed October 10, 2001.
2.3	First Amendment to Agreement and Plan of Merger by and among Collins & Aikman Corporation, Collins & Aikman Products Co., JAII Acquisition Co., Elkin McCallum, Joan Fabrics Corporation and Joan Automotive Industries, Inc dated as of September 21, 2001 is hereby incorporated by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated September 21, 2001 and filed October 10, 2001.
2.4	Second Amendment to the Receivables Transfer Agreement among Collins & Aikman Products Co., Carcorp, Inc., the conduit purchasers party thereto from time to time, the committed purchasers party thereto from time to time, the funding agents party thereto from time to time and JPMorgan Chase Bank, as administrative agent, dated as of December 18, 2003 to the Receivables Transfer Agreement, dated December 20, 2001, as amended and restated as of September 24, 2002.*
2.5	Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and among Textron Inc., Collins & Aikman Corporation and Collins & Aikman Products Co., including Exhibit 1 (Certificate of Designation of the 15% Series A Redeemable Preferred Stock, the 16% Series B Redeemable Preferred Stock and the 16% Series C Redeemable Preferred Stock) and Exhibit 7 (Asset Purchase Agreement dated as of August 7 by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc.), which is incorporated by reference to Collins and Aikman Corporation Current Report on Form 8-k dated December 20, 2001 and filed on January 4, 2002. The Table of Contents of the Purchase Agreement listed as Exhibit 2.4 contains a list briefly identifying the contents of all omitted schedules and exhibits. Collins & Aikman Corporation will supplementally furnish a copy of any omitted schedule or Exhibit to the Commission upon request.
2.6	Asset Purchase Agreement dated as of August 7, 2001, as amended and restated as of November 30, 2001, by and between Textron Automotive Exteriors Inc. and JPS Automotive, Inc., which is incorporated herein by reference to Exhibit 2.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
2.7	Asset Purchase Agreement dated as of August 17, 2001 by and among Collins & Aikman Products Co., Western Avenue Dyers, L.P., Elkin McCallum, Kerry McCallum, Penny Richards and Tyng Textiles LLC, which is incorporated by reference to Exhibit 2.3 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
2.8	First Amendment to Asset Purchase Agreement dated as of September 21, 2001, which is incorporated by reference to Exhibit 2.4 to Collins & Aikman Corporation’s Current Report on Form 8-K filed on October 4, 2001.
3.1	Restated Certificate of Incorporation of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999 and filed August 10, 1999.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Collins & Aikman Corporation, which is incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed April 2, 2001.

Exhibit
Number	Description

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation is hereby incorporated by reference to Exhibit 3.5 of Collins & Aikman Corporation’s Current Report on Form 8-K filed May 29, 2002.
3.4	By-laws of Collins & Aikman Corporation, as amended, are hereby incorporated by reference to Exhibit 3.2 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended January 27, 1996 and filed April 22, 1996.
3.5	Certificate of Elimination of Cumulative Exchangeable Redeemable Preferred Stock of Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 3.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended October 28, 1995 and filed December 8, 1995.
4.1	Specimen Stock Certificate for the Common Stock is hereby incorporated by reference to Exhibit 4.3 of Amendment No. 3 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 21, 1994.
4.2	Indenture, dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996 and filed June 11, 1996.
4.3	First Supplemental Indenture dated as of June 1, 1996, between Collins & Aikman Products Co., Collins & Aikman Corporation and First Union National Bank of North Carolina, as Trustee, is hereby incorporated by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 27, 1996 and filed June 11, 1996.
4.4	Second Supplemental Indenture, dated as of February 8, 2001, by and among Collins & Aikman Products Co., as Issuer, Collins & Aikman Corporation, as Guarantor, and First Union National Bank, as Trustee, which is incorporated by reference to Exhibit 4.11 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and filed April 1, 2002.
4.5	Form of Warrant is hereby incorporated by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report on Form 8-K dated and filed July 13, 2001.
4.6	Certificate of Designation of Series A Redeemable Preferred Stock, Series B Redeemable Preferred Stock and Series C Redeemable Preferred Stock, which is incorporated herein by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Current Report of Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.7	Indenture dated as of December 20, 2001 by and among Collins & Aikman Products Co., as Issuer, the Guarantors parties thereto, and BNY Midwest Trust Company, as Trustee, which is incorporated herein by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.8	Receivables Transfer Agreement dated as of December 20, 2001 by and among Carcorp, Inc., as Transferor, Collins & Aikman Products Co., individually and as Collection Agent, the persons parties thereto, as CP Conduit Purchasers, Committed Purchasers and Funding Agents and JPMorgan Chase Bank, as Administrative Agent, which is incorporated herein by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.9	Amended and Restated Receivables Purchase Agreement dated as of December 20, 2001 among Collins & Aikman Products Co. and its wholly-owned direct and indirect subsidiaries named therein, as Sellers, and Carcorp, Inc., as Purchaser, and the other Sellers from time to time named therein, which is incorporated herein by reference to Exhibit 4.4 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.

Exhibit
Number	Description

4.10	Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Deutsche Banc Alex. Brown Inc. and Merrill Lynch Capital Corporation, as Co-Documentation Agents, Credit Suisse First Boston Corporation, as Syndication Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P.Morgan Bank Canada, as Canadian Administrative Agent, which is incorporated herein by reference to Exhibit 4.5 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.11	First Amendment dated as of December 13, 2002, to the Credit Agreement dated as of December 20, 2001 among Collins & Aikman Products Co., as Borrower, Collins & Aikman Canada Inc., as a Canadian Borrower, Collins & Aikman Plastics, Ltd., as a Canadian Borrower, Collins & Aikman Corporation, the Lenders named therein, Credit Suisse First Boston Corporation, as Syndication Agent, Deutsche Bank Securities Inc. (formerly known as Deutsche Banc Alex. Brown Inc.) and Merrill Lynch Capital Corporation, as Co-Documentation Agents, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Bank Canada, as Canadian Administrative Agent is hereby incorporated by reference to Exhibit 4.17 of Collins & Aikman Corporation’s report on Form 10-K for the year ended December 31, 2002.
4.12	Second Amendment dated May 2, 2003 to the Credit Agreement dated December 20, 2001 which is incorporated herein by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q dated March 31, 2003 and filed on May 15, 2003.
4.13	Third Amendment dated September 23, 2003 to the Credit Agreement dated December 20, 2001 which is incorporated herein by reference to Exhibit 4.2 of Collins & Aikman Corporation’s Report on Form 10-Q dated September 30, 2003 and filed on November 11, 2003.
4.14	Fourth Amendment dated October 7, 2003 to the Credit Agreement dated December 20, 2001 which is incorporated herein by reference to Exhibit 4.3 of Collins & Aikman Corporation’s Report on Form 10-Q dated September 30, 2003 and filed on November 11, 2003.
4.15	Fifth Amendment dated February 13, 2004 to the Credit Agreement dated December 20, 2001.*
4.16	Guarantee and Collateral Agreement dated as of December 20, 2001 by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and certain of their subsidiaries and JPMorgan Chase Bank, as Collateral Agent, which is incorporated herein by reference to Exhibit 4.6 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.17	Third Supplemental Indenture, dated as of December 20, 2001, among Collins & Aikman Products Co., Collins & Aikman Corporation, the Subsidiary Guarantors listed on the signature page thereto, and First Union National Bank (as successor in interest to First Union National Bank of North Carolina), which is incorporated herein by reference to Exhibit 4.7 of Collins & Aikman Corporation’s Current Report on Form 8-K dated December 20, 2001 and filed on January 4, 2002.
4.18	Amendment and Waiver, dated August 26, 2003 to the Receivables Transfer Agreement dated December 21, 2001 which is incorporated herein by reference to Exhibit 4.1 of Collins & Aikman Corporation’s Report on Form 10-Q dated September 30, 2003 and filed on November 11, 2003.
4.19	Registration Rights Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Advisory Directors Partnership L.P., Blackstone Capital Partners, L.P. and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex D to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001 and filed January 16, 2001.

Exhibit
Number	Description

4.20	Stockholders Agreement dated July 3, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and the other Heartland Entities named therein, the Becker Stockholders party thereto and the Joan Stockholders party thereto is hereby incorporated by reference to Exhibit 10.85 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
4.21	Registration Rights Agreement, dated December 20, 2001, by and among Collins & Aikman Products Co., Collins & Aikman Corporation, and each of the subsidiaries listed on the signature pages thereof, and J.P. Morgan Securities Inc., Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and the other several initial purchasers parties to the Purchase Agreement is hereby incorporated by reference to Exhibit 10.89 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
4.22	Registration Rights Agreement dated as of December 20, 2001 by and among Becker Ventures, LLC, Dresdner Kleinwort Capital Partners 2001 LP, Masco Capital Corporation, ML IBK Positions, Inc. and Collins & Aikman Corporation is hereby incorporated by reference to Exhibit 10.90 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
4.23	Registration Rights Agreement, dated December 20, 2001, by and between Collins & Aikman Corporation, Textron Inc., and Textron Holdco Inc is hereby incorporated by reference to Exhibit 10.91 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
4.24	Preferred Stock Registration and Other Rights Agreement, dated as of December 20, 2001, by and among Collins & Aikman Products Co. and Textron Inc is hereby incorporated by reference to Exhibit 10.92 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.1	Employment Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.2	1993 Employee Stock Option Plan, as amended and restated, is hereby incorporated by reference to Exhibit 10.13 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended April 29, 1995.
10.3	1994 Employee Stock Option Plan, as amended through February 7, 1997, is hereby incorporated by reference to Exhibit 10.12 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 29, 1997.
10.4	2000 Employee Stock Option Plan is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.
10.5	1994 Directors Stock Option Plan as amended and restated is hereby incorporated by reference to Exhibit 10.15 to Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 26, 1998.
10.6	1994 Employee Stock Option Plan, as amended and restated through June 3, 1999 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended June 26, 1999.
10.7	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.22 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended March 28, 1998.
10.8	Change in Control Agreement, dated March 17, 1998, between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.29 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.9	Change in Control Agreement, dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the fiscal quarter ended July 1, 2000.

Exhibit
Number	Description

10.10	Stockholders Agreement, dated February 23, 2001, by and among Collins & Aikman Corporation, Heartland Industrial Partners, L.P. and other investor stockholders listed on Schedule 1 thereto, Blackstone Capital Company II, L.L.C., Blackstone Family Investment Partnership I L.P., Blackstone Capital Partners L.P., and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex E to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on form 8-K dated January 12, 2001 and filed January 16, 2001.
10.11	Share Purchase Agreement, dated as of January 12, 2001, between Collins & Aikman Corporation and Heartland Industrial Partners, L.P., is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 8-K dated January 12, 2001, incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001 and filed January 16, 2001.
10.12	Services Agreement, dated as of February 23, 2001, by and among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P is hereby incorporated by reference to Exhibit 10.59 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.13	Profit Participation Interest Agreement, dated as of February 23, 2001, by and among Heartland Industrial Partners, L.P. and the other investor stockholders listed on Schedule 1 thereto and each of Collins & Aikman Corporation, Blackstone Capital Company II, L.L.C. and Wasserstein/C&A Holdings, L.L.C., incorporated by reference to Annex B to Exhibit 10.1 to Collins & Aikman Corporation’s Current Report on Form 8-K dated January 12, 2001 and filed January 16, 2001.
10.14	Severance Benefit Agreement dated August 9, 1999 between Collins & Aikman Corporation and an executive officer is hereby incorporated by reference to Exhibit 10.32 of Collins & Aikman Corporation’s Report on Form 10-K for the fiscal year ended December 25, 1999.
10.15	Employment Agreement dated December 1, 2000 between Collins & Aikman Products Co. and an executive officer, which is incorporated by reference to Exhibit 10.75 of Collins & Aikman Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
10.16	Employment Agreement dated as of April 1, 2000, between Collins & Aikman Products Co. and an executive officer is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended July 1, 2000.
10.17	Service Contract between Collins & Aikman Products GmbH and an executive officer, which is incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and filed August 14, 2001.
10.18	Lease Agreement, dated as of June 29, 2001, between New King, L.L.C., as landlord, and Collins & Aikman Products Co., as tenant is hereby incorporated by reference to Exhibit 10.82 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.19	Lease Agreement, dated as of June 29, 2001, between Anchor Court, L.L.C., as landlord and Collins & Aikman Products Co., as tenant is hereby incorporated by reference to Exhibit 10.84 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.20	Registration Rights Agreement, dated July 3, 2001, by and among Collins & Aikman Corporation, Charles E. Becker, Michael E. McInerney and Jens Höhnel and, together with the Joan Investors (as defined therein) is hereby incorporated by reference to Exhibit 10.86 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.21	First Amendment to Services Agreement, dated as of August 7, 2001, among Collins & Aikman Corporation, Collins & Aikman Products Co. and Heartland Industrial Partners, L.P is hereby incorporated by reference to Exhibit 10.87 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.

Exhibit
Number	Description

10.22	Equipment Lease, dated as of December 18, 2001, among Textron Automotive Exteriors Inc. and Textron Automotive Interiors Inc., collectively as lessee, and IAC TAX V, LLC, as lessor is hereby incorporated by reference to Exhibit 10.88 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.23	Intellimold Technology License and Support Agreement, dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.93 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.24	Technology License Agreement (Retained IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.94 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.25	Technology License Agreement (Licensed-Back IP), dated as of December 20, 2001, by and between Textron, Inc. and Collins & Aikman Corporation and Collins & Aikman Products Co is hereby incorporated by reference to Exhibit 10.95 of Collins & Aikman Corporation’s Report on Form 10-K for the year ended December 31, 2001 and filed April 1, 2002.
10.26	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001 is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.27	Employment Agreement between Products and an officer of the Company dated as of November 1, 2001 is hereby incorporated by reference to Exhibit 10.4 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.28	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.5 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.29	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.6 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.30	Employment Agreement between Products and an officer of the Company dated as of December 20, 2001 is hereby incorporated by reference to Exhibit 10.7 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended March 31, 2002 and filed May 15, 2002.
10.31	Separation and Consultancy Agreement dated July 31, 2002 is hereby incorporated by reference to Exhibit 10.1 to Collins & Aikman Corporation’s Current report on Form 8-K filed August 2, 2002.
10.32	Severance Benefit Agreement between Collins and Aikman Corporation and an officer of the Company dated April 5, 2002 is hereby incorporated by reference to Exhibit 10.2 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended June 30, 2002 and filed August 14, 2002.
10.33	Employment and Consulting Agreement between Collins and Aikman Corporation and an Employee dated July 2002 is hereby incorporated by reference to Exhibit 10.1 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002 and filed November 14, 2002.
10.34	Separation Agreement between Collins and Aikman Corporation and an officer of the Company dated October 2002 is hereby incorporated by reference to Exhibit 10.3 of Collins & Aikman Corporation’s Report on Form 10-Q for the quarter ended September 30, 2002 and filed November 14, 2002.

Exhibit
Number	Description

10.35	Employment Agreement between Collins & Aikman and an officer of the Company dated January 25, 2004.*
10.36	Amendment to Employment Agreement between Collins & Aikman Corporation and an officer of the Company dated January 25, 2004.*
10.37	Separation Agreement between Collins & Aikman Corporation and an officer of the Company dated February 29, 2004.*
11	Computation of Earnings Per Share.*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
21	Subsidiaries of the Registrant.*
23.1	Consent of KPMG.*
23.2	Consent of PricewaterhouseCoopers.*
24.1	Powers of Attorney.*
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).*
99	Voting Agreement between Blackstone Capital Partners L.P. and Wasserstein Perella Partners, L.P. is hereby incorporated by reference to Exhibit 99 of Amendment No. 4 to Collins & Aikman Holdings Corporation’s Registration Statement on Form S-2 (Registration No. 33-53179) filed June 27, 1994.

*	Indicates document filed herewith.