Form 10-Q
period 2004-03-31
COLLINS & AIKMAN CORP
filed 2004-05-07
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

          As of March 31, 2004, the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT INDEX

		Page

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 6.	Exhibits and Reports on Form 8-K	35
Signature		36
2nd Amendment dated 3/15/04 to Agreement 02/23/01
Computation of Earnings Per Share
Computation of Ratio of Earnings to Fixed Charges
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended

	March 31,	March 31,
	2004	2003

	(Unaudited)

	(in millions, expect per
	share data)
Net sales	$1,066.2	$1,035.1
Cost of goods sold	963.9	931.8

Gross profit	102.3	103.3
Selling, general and administrative expenses	59.9	66.0
Restructuring charge	9.5	—
Impairment of long-lived assets	3.0	18.1

Operating income	29.9	19.2
Interest expense, net of interest income of $0.2 and $0.7	40.2	36.0
Interest expense from subsidiary preferred stock dividends	9.9	6.5
Interest expense from subsidiary preferred stock accretion	0.5	2.1
Loss on sale of receivables	2.2	1.4
Other expense (income), net	0.5	(1.5)

Loss from operations before income taxes	(23.4)	(25.3)
Income tax expense (benefit)	(0.1)	0.9

Net loss	$(23.3)	$(26.2)

Net loss per basic and diluted common share	$(0.28)	$(0.31)

Average common shares outstanding:
Basic and diluted	83.6	83.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003

	(Unaudited)

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$4.4	$13.2
Accounts and other receivables, net of allowances of $8.6 and $9.2	335.9	257.3
Inventories	167.9	169.4
Other	217.0	212.2

Total current assets	725.2	652.1
Property, plant and equipment, net	833.4	834.1
Deferred tax assets	177.7	178.1
Goodwill	1,360.2	1,363.1
Intangible assets, net	64.0	66.9
Other assets	91.5	96.9

	$3,252.0	$3,191.2

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$19.8	$16.0
Current maturities of long-term debt and capital lease obligations	6.3	31.5
Accounts payable	641.9	638.9
Accrued expenses	276.0	238.9

Total current liabilities	944.0	925.3
Long-term debt and capital lease obligations	1,310.4	1,237.7
Mandatorily redeemable preferred stock of subsidiary	171.5	161.2
Other, including pensions and post-retirement benefit obligation	413.5	423.4
Commitments and contingencies
Minority interest in consolidated subsidiary	2.5	3.3

Total liabilities	2,841.9	2,750.9

Common stock ($.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at March 31, 2004 and December 31, 2003)	0.8	0.8
Other paid-in capital	1,282.3	1,282.3
Accumulated deficit	(853.4)	(830.1)
Accumulated other comprehensive loss	(19.6)	(12.7)

Total common stockholders’ equity	410.1	440.3

	$3,252.0	$3,191.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Quarter Ended
	March 31,

	2004	2003

	(Unaudited)
	(in millions)
OPERATING ACTIVITIES
Net loss	$(23.3)	$(26.2)
Adjustments to derive cash flow operating activities:
Impairment of long lived assets	3.0	18.1
Deferred income tax benefit	(3.9)	(2.6)
Subsidiary preferred stock requirements	10.4	8.6
Depreciation	32.6	26.6
Amortization of other assets	4.4	6.8
Gain on sale of property, plant and equipment	(0.3)	—
Increase in accounts and other receivables	(88.3)	(17.3)
Reduction of (increase in) participating interests in accounts receivable, net of redemptions	26.4	(5.0)
Reduction of accounts receivables factored	(16.6)	—
Decrease (increase) in inventories	1.5	(0.8)
Increase in accounts payable	2.9	36.6
Increase in interest payable	25.5	26.3
Changes in other assets	2.9	(42.4)
Changes in other liabilities	1.3	0.6

Net cash provided (used in) by operating activities	(21.5)	29.3

INVESTING ACTIVITIES
Additions to property, plant, equipment and other non-current assets	(39.9)	(35.4)
Sales of property, plant and equipment	1.3	3.1
Payments for acquisitions and related costs, net of cash acquired	—	(33.0)

Net cash used in investing activities	(38.6)	(65.3)

FINANCING ACTIVITIES
Issuance of long-term debt	185.9	0.3
Repayment of long-term debt	(181.9)	(6.5)
Net borrowings on revolving credit facilities	43.7	—
Increase (decrease) of short-term borrowings	3.8	(6.8)

Net cash provided by (used in) financing activities	51.5	(13.0)

Effect of exchange rate changes on cash	(0.2)	—

Decrease in cash and cash equivalents	(8.8)	(49.0)
Cash and cash equivalents at beginning of period	13.2	81.3

Cash and cash equivalents at end of period	$4.4	$32.3

Supplementary information:
Taxes paid	$2.0	$3.6
Interest paid	$10.1	$5.3

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

2.	Summary of Significant Accounting Policies

a. Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and in the opinion of management, contain all adjustments, including adjustments of a normal and recurring nature, necessary for a fair presentation of financial position and results of operations. All significant intercompany items have been eliminated in the preparation of the consolidated financial statements. Certain prior year items have been reclassified to conform to the fiscal 2004 presentation. Specifically, the Company reclassified $6.1 million in facility lease costs from selling, general, and administrative expenses to cost of goods sold. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

b. Employee Stock Options

      Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” amended SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and amends the required disclosures. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes. The following tabular information is presented as if the Company had adopted SFAS No. 123 and restated its results: (in millions, except per share amounts).

	Quarter Ended

	March 31,	March 31,
	2004	2003

Net loss attributable to common shareholders:
As reported	$(23.3)	$(26.2)
Total employee stock based compensation expense determined under fair value based method for all awards, net of tax	(0.4)	(1.5)

Pro forma, net loss	$(23.7)	$(27.7)

Basic and diluted EPS:
As reported	$(0.28)	$(0.31)
Pro forma	$(0.28)	$(0.33)

      For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	March 31, 2004	March 31, 2003

Weighted average expected volatility	84.6%	77.5%
Expected lives	7 years	7 years
Weighted average risk free interest rate	4.53%	3.72%
Expected dividend rate	—	—
Weighted average grant date fair value of an option granted during the quarter	$4.10	$2.77

      During the first quarter 2003, the Company repriced 3,559,256 options with an exercise price of $10.00 to an exercise price of $8.00. As a result of repricing the Company’s stock options, the options are treated as variable-based awards in accordance with APB No. 25. Because these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $8.00 exercise price established at the time of the repricing. At March 31, 2004, 2,903,811 options subject to repricing remain outstanding.

c. New Accounting Pronouncements

      On January 12, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in response to a new law regarding prescription drug benefits under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Currently, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” requires that changes in relevant law be considered in current measurement of postretirement benefit costs. However, certain accounting issues related to the federal subsidy remain unclear and significant uncertainties may exist that impair a plan sponsor’s ability to evaluate the direct effects of the new law and the effects on plan participants’ behavior and healthcare costs. Due to these uncertainties, FSP No. 106-1 provides plan sponsors with an opportunity to elect to defer recognizing the effects of the new law in accounting for its retiree health care benefit plans under SFAS No. 106 until authoritative guidance from the FASB on the accounting for the federal subsidy is issued and clarification of other uncertainties is resolved. The Company has elected to defer recognition while evaluating the new law and the pending issuance of authoritative guidance and their effect, if any, on the Company’s financial position, results of operations and financial statement disclosure. Therefore, any measures of the accumulated postretirement benefit obligation or the net periodic postretirement benefit cost do not reflect the effects of the new law, and pending authoritative guidance could require the Company to change previously reported information.

3.     Acquisitions and Goodwill

a. Acquisitions

      On January 2, 2003, the Company announced that it acquired Delphi Corp.’s plastic injection molding plant and related equipment in Logroño, Spain for $18 million. The 300,000 sq. ft. Logroño facility includes 24 injection molders and one Class-A paint line.

      On January 17, 2003, the Company acquired the remaining 50% interest in an Italian automotive joint venture from Textron Inc., a related party, for $15 million, which also terminated a $28 million put-option by Textron that was exercisable in December 2004.

      During the first quarter of 2003, the Company incurred fixed asset impairments of $7.7 million relating to the 50% interest owned previously.

b. Goodwill

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its annual impairment test on November 1, 2003 indicating that the fair value of the reporting units exceeded the carrying values.

      Fair value for all tests was determined based upon the discounted cash flows of the reporting units using discount rates ranging from 11.5% to 14.0% dependent on the reporting unit and a residual growth rate of 2%. The market comparable approach consisted of earnings multiples ranging from 5.2 to 6.5 times current year and forecasted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (operating income less depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control. The U.S. and Mexico Plastics reporting unit can be significantly impacted by an adverse change in assumptions. Considerable judgment is often involved in making these determinations and the use of different assumptions could result in significantly different results. An approximate 50 basis point change in discount rates or an approximate 4% reduction in profit would result in a further goodwill impairment analysis as required by SFAS No. 142. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

c. Intangible Assets

      The components of the Company’s acquired and other amortizable intangible assets as of March 31, 2004 and December 31, 2003 were as follows (in millions):

	March 31, 2004			December 31, 2003

		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer contracts	$51.0	$15.1	$35.9	$51.0	$13.1	$37.9
Patents and other	39.2	11.1	28.1	39.2	10.2	29.0

	$90.2	$26.2	$64.0	$90.2	$23.3	$66.9

      Amortization expense for intangible assets for the remainder of 2004 will be $9.4 million. Amortization expense for intangible assets for the periods ending December 31, 2005, 2006, 2007, 2008, 2009 and thereafter will be $12.6 million, $12.1 million, $9.7 million, $6.7 million and $13.5 million, respectively.

4.     Inventories

      Inventory balances are summarized below (in millions):

	March 31,	December 31,
	2004	2003

Raw materials	$91.5	$95.0
Work in process	26.3	24.6
Finished goods	50.1	49.8

	$167.9	$169.4

5.     Customer Engineering and Tooling

      The Company had tooling assets of approximately $134.8 million and $141.7 million as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, $119.7 million, $4.9 million and $10.2 million were classified as current other assets, long term other assets and property, plant and equipment, respectively. As of December 31, 2003, $122.7 million, $10.8 million and $8.2 million were classified as current other assets and long term other assets and property, plant and equipment, respectively. Customer Engineering and Tooling balances are summarized below (in millions):

	March 31,	December 31,
	2004	2003

Contractual reimbursement of pre-production design and development costs	$8.9	$6.8
Molds, dies and other tools reimbursable by customers	113.1	124.9
Molds, dies and other tools company owned	12.8	10.0

	$134.8	$141.7

6.     Short-Term Borrowings

      The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements of certain of its foreign affiliates. As of March 31, 2004, the Company had lines of credit from international credit facilities of $40.5 million, of which $19.8 million was outstanding with $20.7 million available. As of December 31, 2003, the Company had lines of credit from international credit facilities of $37.1 million, of which $16.0 million was outstanding with $21.1 million available. The weighted average interest rate on the outstanding borrowings at March 31, 2004 and December 31, 2003 was approximately 17.1% and 16.0%, respectively.

7.     Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations are summarized below (in millions):

	March 31,	December 31,
	2004	2003

Senior Secured Credit Facilities:
Tranche A Term Loan Facility	$30.3	$62.9
Tranche B Term Loan Facility	138.3	287.2
Tranche A-1 Term Loan Facility	185.0	—
Revolving Credit Facility	—	6.3
Supplemental Revolving Credit Facility	50.0	—
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006	400.0	400.0
10 3/4% Senior Notes, due 2011	500.0	500.0
Other (including capital lease obligations)	13.1	12.8

Total debt	1,316.7	1,269.2
Less current maturities (including current portion of capital lease obligations)	(6.3)	(31.5)

Total long-term debt and capital lease obligations	$1,310.4	$1,237.7

Senior Secured Credit Facilities

      The Senior Secured Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. The target levels established by these covenants limit the Company’s ability to utilize availability under its liquidity facilities, including the Senior Secured Credit Facilities and are based on the Company’s financial performance. At March 31, 2004, there were funding limitations (including the present inability to add-back the first quarter 2004 restructuring charges of $9.5 million) which limit availability to an additional $129.4 million. The covenants of the Senior Secured Credit Facilities also limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of subsidiary preferred stock, the prepayment of debt other than loans under the senior facilities, liens and certain lease transactions.

      In February 2004, the Company entered into the fifth amendment to the Senior Secured Credit Facilities Credit Agreement which allowed the establishment of a new $100 million Supplemental Revolving Credit Facility and the $185 million Tranche A-1 Term Loan. In connection with these new expanded facilities, $181.5 million was used to prepay existing Tranche A and Tranche B Term Loans in direct order of maturity. The Company recognized a $1.5 million loss on early extinguishment of debt in relation to the repayments which is recorded in other expense (income), net.

      As of March 31, 2004, the Company believes it is in compliance with all covenants under our various obligations. Management believes cash flow from operations, together with its revolving credit facility, receivables arrangements and sale and leaseback arrangements will provide adequate sources of liquidity for the Company to fund its operations. However, the Company’s sources of liquidity may be inadequate if the Company is unable to meet its operating targets which would cause the Company to seek covenant relief from its existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company’s ability to incur additional debt, and the Company may be unable to secure equity or other financing.

8.     Subsidiary Preferred Stock Requirements

      In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron Inc. preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. The difference between the initial recorded value and the initial liquidation preference is being accreted over the life of the stock using the effective interest method. During the first quarter of 2004, interest expense from subsidiary preferred stock accretion and dividend costs were $0.5 million and $9.9 million, respectively. The first quarter of 2003 interest expense from preferred stock accretion and dividend costs was $2.1 million and $6.5 million, respectively.

      Effective April 2004, all 20,000 shares of the Series C Preferred Stock, which were held by Textron Inc, were converted to Series B Preferred Stock on an equivalent share basis. The primary difference between the Series C and Series B Preferred Stock is that Series C holders are entitled to participation in distributions of Products common equity tied to the appreciation in the value of Products common equity subsequent to the issuance date of the securities. Each holder will receive one share of Series B Preferred Stock for each share of Series C Preferred Stock.

9.     Receivables Facility and Non-Recourse Factoring Facilities

Receivables Facility

      As of March 31, 2004 and December 31, 2003, Carcorp, Inc.’s total receivables pool, as defined under the receivables facility, was $224.5 million and $165.4 million, respectively. As of March 31, 2004 the utilization of the Receivables Facility was $100.1 million, and an additional $22.4 million was available, subject to limitations imposed under the Senior Secured Credit Facilities. At December 31, 2003, the utilization of the Receivables Facility was $73.7 million, and an additional $9.1 million was available, subject to limitations imposed under the Senior Secured Credit Facilities (see Note 7 for additional information).

      The Company is required to pay a fee of 0.50% on the unused portion of the facility. A discount on the sold receivables is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee that ranges from 1.50% to 2.25%. The discount rate at March 31, 2004 was 2.8%.

Non-Recourse Factoring Facilities

      The Company has entered into various agreements with international lenders to sell accounts receivables of certain international operations on a non-recourse basis. As of March 31, 2004, the Company has utilized $109.9 million from these commitments. At December 31, 2003, the Company has utilized $126.6 million from these commitments. The funding levels and commitments by the lenders are based on the eligible receivables in the Company’s subsidiaries in the various countries, including subsidiaries in Belgium, Brazil, Czech Republic, Germany, Italy, Mexico, Netherlands, Spain and Sweden. As of March 31, 2004, under the agreements, approximately $117.8 million of receivables have been sold, while the Company had retained an interest in $7.9 million on these sold receivables. At December 31, 2003, under the agreements, approximately $132.7 million of receivables have been sold, while the Company had retained an interest in $6.2 million on these sold receivables. The retained interest remains classified on the Company’s balance sheet as trade receivables. Under the agreements, the Company usually pays a factoring fee and a discount on the daily utilization of the facility. The expenses related to these agreements are recorded in loss on sale of receivables on the income statement.

      For the quarter ended March 31, 2004, loss on sale of receivables under the Receivable Facility and the non-recourse factoring facilities totaled $2.2 million, compared to $1.4 million for the three months ended March 31, 2003.

10.     Employee Benefit Plans

      The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three months ended March 31 for each year:

	Three months ended March 31

			Other
	Pension		Postretirement
	Benefits		Benefits

	2004	2003	2004	2003

Service cost	3.8	3.5	0.3	0.3
Interest cost	6.7	6.5	1.4	1.4
Expected return on plan assets	(7.4)	(6.8)	—	—
Amortization of prior service cost	0.1	0.1	(1.6)	(1.9)
Amortization of net (gain)/loss	1.6	1.5	(0.3)	(0.3)
Net periodic benefit cost	4.8	4.8	(0.2)	(0.5)

      The Company previously disclosed that it expected to contribute $10.9 million to its pension plans in 2004. Through the first quarter ended March 31, 2004, $2.7 million has been contributed.

11.     Restructuring and Impairment

      Activity related to the restructuring reserve is as follows (in millions):

	Severance	Lease Commitments
	Costs	and Other Exit Costs	Total

Restructuring reserves:
Balance at beginning of year	$21.6	$9.3	$30.9
2nd quarter 2003 program	0.1	—	0.1
3rd quarter 2003 program	0.8	—	0.8
4th quarter 2003 program	0.2	—	0.2
1st quarter 2004 program	7.6	1.8	9.4
Adjustments to 4th quarter 2003 program prior year’s expenses	(1.0)	—	(1.0)

Total net expense	7.7	1.8	9.5
Costs paid	(5.8)	(2.0)	(7.8)

Ending balance	$23.5	$9.1	$32.6

3rd quarter 2003 restructuring:
Costs expected	21.2	6.8	28.0
Costs paid in period	1.4	0.5	1.9
Costs paid to date	9.2	3.7	12.9
4th quarter 2003 restructuring
Costs expected	6.8	1.7	8.5
Costs paid (adjusted) in period	2.1	(0.2)	1.9
Costs paid to date	4.9	(0.2)	4.7
1st quarter 2004 restructuring
Costs expected	7.6	1.8	9.4
Costs paid in period	0.7	0.3	1.0
Costs paid to date	0.7	0.3	1.0

      During the first quarter 2004, the Company undertook a restructuring program to rightsize its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $9.4 million. The 2004 charge included approximately $7.6 million of severance cost and $1.8 million of costs related to the establishment of accruals for lease commitments and other exit costs. The Company’s restructuring plan includes severance of approximately 260 personnel, with approximately 30 personnel from the Company’s U.S. and Mexico Plastics segment, approximately 170 from the International Plastics segment, approximately 30 from Global Soft Trim segment and approximately 30 from the Company’s corporate locations. Additionally, the Company recognized a $3.0 million write down of fixed assets related primarily to Global Soft Trim locations.

      During the first quarter 2004, the Company incurred and recorded restructuring charges of $1.1 million for prior year programs. Also, included in the 2004 charges is an adjustment related to a previously established accrual which did not require cash outlays of $1.0 million.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

1st Quarter 2004 Restructuring:
Total costs expected	$1.3	$1.9	$1.7	$4.5	$9.4
Costs incurred in period	1.3	1.9	1.7	4.5	9.4
Costs incurred to date	1.3	1.9	1.7	4.5	9.4

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

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

4th Quarter 2003 Restructuring:
Total costs expected	$0.9	$4.0	$2.6	$1.0	$8.5
Costs incurred in period	—	0.2	(1.0)	—	(0.8)
Costs incurred to date	0.9	4.0	2.6	1.0	8.5

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

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

3rd Quarter 2003 Restructuring:
Total costs expected	$6.3	$5.6	$5.9	$10.2	$28.0
Costs incurred in period	—	0.6	0.2	—	0.8
Costs incurred to date	6.3	5.6	5.9	10.2	28.0

      During the second quarter 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on U.S. and Mexico operations resulting in a restructuring charge of $4.9 million. The 2003 charge included approximately $4.2 million of severance cost and $0.7 million of costs related to the establishment of reserves for lease commitments and other exit costs. The Company’s restructuring plan includes severance of over 500 personnel. Of the 500 personnel approximately 450 were terminated in the second quarter of 2003 with approximately 170 personnel at the Company’s International Plastics segment, approximately 160 at Global Soft Trim segment and approximately 120 at the Company’s corporate locations. Additionally, the Company recognized a $0.8 million write down of fixed assets related to an International Plastics location. Restructuring charges related to the first quarter of 2004 for this program were $0.1 million for severance costs with less than $0.1 million of severance costs remaining to be charged during 2004 and 2005.

      Reserves for lease terminations costs are paid in conjunction with the remaining terms of the leases, while severance and other exit costs are generally paid within one year of the restructuring program.

      During 2003 the Company recognized a $7.7 million write-down of fixed assets related to its 50% interest in an Italian joint venture acquired in 2001 and $10.4 million impairment of the Becker non-compete agreement.

12.     Related Party Transactions

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

      Under the Services Agreement, the Company is obligated to pay to Heartland a $4.0 million annual advisory fee payable in quarterly installments and reimburse its out-of-pocket expenses related to the services it provides. The Company has also agreed to pay a fee of 1% of the total enterprise value of certain acquisitions and dispositions. For the three month periods ended March 31, 2004 and 2003 the Company recorded total fees of $1.0 million for both periods, respectively.

      In addition, the Services Agreement with Heartland contemplates that the Company may pay additional fees to Heartland for services rendered in connection with a range of financing transactions. In March 2004, the Company’s Board of Directors, including the disinterested and independent directors of the Board, approved a fee of $1 million to Heartland for its services rendered in connection with the 2004 amendments to the Company’s credit facility to add a supplemental revolving credit facility. On May 6, 2004, the Company’s Board of Directors, including the disinterested and independent directors of the Board, approved an amendment of the Services Agreement to provide for a fee of up to $5.0 million related to services rendered in connection with the expected notes offering and a fee of 1% of the gross proceeds of certain future financings, excluding the amendment and restatement of our senior secured credit facility.

Charles E. Becker Transactions

      At March 31, 2004 and March 31, 2003 the Company recorded total lease payments of $2.1 million and $2.3 million, respectively under various lease agreements.

      The Company has announced that Charles Becker has resigned as director of the Company effective as of May 6, 2004.

Elkin McCallum Transactions

      In 2004 and 2003, the Company engaged in ordinary course transactions with entities controlled by Mr. McCallum for the purchase and sale of goods and services as part of ongoing business relationships. The Company recorded purchases for goods and services from entities controlled by Mr. McCallum of $1.3 million for the quarter ended March 31, 2004, and $5.4 million (net of $1.2 million of rebates) for the quarter ended March 31, 2003 for goods and services purchased. The rebates received from Mr. McCallum relate to knit and woven automotive fabrics provided by entities controlled by Mr. McCallum under the Supply Agreement and Transition Agreement executed in connection with the 2001 Joan acquisition. Supplier rebates such as these are common in the automotive industry as part of ongoing price negotiations and adjustments. The rebates from Mr. McCallum totaled $14.7 million over the duration of the agreements. In addition, the Company recorded sales to entities controlled by Mr. McCallum, of $3.4 million for the quarter ended March 31, 2004 and $3.3 million for the quarter ended March 31, 2003.

      The following table summarizes the balances outstanding from entities controlled by Mr. McCallum (in millions):

	March 31,	December 31,
	2004	2003

Accounts Receivable	$3.4	$2.7
Accounts Payable	$0.9	$1.0

      The Company has announced that Elkin McCallum has resigned as director of the Company effective as of May 6, 2004.

13.     Income Taxes

      The Company recognized an income tax benefit of $0.1 million for the first quarter of 2004 compared to an income tax expense of $0.9 million in the first quarter of 2003. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of a financing arrangement and tax credits.

14.     Information About the Company’s Operations

      In conjunction with the 2003 restructurings, the Company changed its reportable segments to align with organization changes and senior management responsibilities. The Company’s reportable segments consist of U.S. and Mexico Plastics, International Plastics and Global Soft Trim. International Plastics includes international plastics operations, including Canada but excluding Mexico. The U.S. and Mexico Plastics and International Plastics segments include interior trim components such as door panels, instrument panels, consoles, package trays and cargo management systems, exterior trim components such as bumper fascias and cladding and fully assembled cockpit systems and components thereof. The Global Soft Trim segment includes molded non-woven and tufted carpet, alternative molded flooring, accessory mats and acoustics systems consisting of absorbing materials, damping materials, engine compartment noise vibration and harshness systems, interior insulators, seat body cloth, insert fabric, headliner fabric, convertible roof systems, hard top retractable roof systems, tonneau covers and actuation systems. The Company changed the composition of its reportable segments on January 1, 2003 and further redefined the segments beginning July 1, 2003 and restated prior period segment data to be comparable.

      The Company evaluates performance based on operating profit or loss. Information about the Company’s divisions is presented below (in millions):

	Quarter Ended March 31, 2004

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$358.2	$373.1	$334.9	$—	$1,066.2
Inter-segment revenues	4.6	3.8	0.3	(8.7)	—
Interest expense from preferred stock requirement	—	—	—	10.4	10.4
Depreciation and amortization	12.1	10.4	11.9	2.6	37.0
Goodwill	873.2	212.6	274.4	—	1,360.2
Operating income (loss)	20.6	(1.6)	33.0	(22.1)	29.9
Total assets	1,091.0	865.0	687.0	609.0	3,252.0
Capital expenditures	12.5	14.4	11.1	1.9	39.9

	Quarter Ended March 31, 2003

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$371.1	$305.2	$358.8	$—	$1,035.1
Inter-segment revenues	3.2	4.4	0.4	(8.0)	—
Interest expense from preferred stock requirement	—	—	—	8.6	8.6
Depreciation and amortization	11.1	9.2	11.5	1.6	33.4
Goodwill	724.8	295.6	274.7	—	1,295.1
Operating income (loss)	14.2	(15.4)	43.3	(22.9)	19.2
Total assets	1,189.3	823.8	700.6	482.2	3,195.9
Capital expenditures	6.9	5.3	21.7	1.5	35.4

(a)	Other includes the Company’s non-operating units and the effect of eliminating entries. During 2004 and 2003, certain corporate costs that were previously included at the divisional units were included in the Other category. Those costs that could be attributed to a divisional unit were allocated back to the appropriate division. Operating income (loss) for the three months ended March 31, 2004 reflects: $10.8 million, $20.4 million and $10.9 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively. Operating income (loss) for the three months ended March 31, 2003 reflects: $9.1 million, $23.1 million and $6.5 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively.

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

	Quarter Ended

	March 31,	March 31,
	2004	2003

DaimlerChrysler AG	30.4%	30.1%
General Motors Corporation	20.6%	21.7%
Ford Motor Company	27.6%	24.9%

15.     Commitments and Contingencies

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

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place during 2004. The Company is a defendant in two lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of March 31, 2004, the Company has accrued $12.3 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The city of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place during 2004. As of March 31, 2004, the Company has accrued $8.7 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. Another Consent Decree resolving the USEPA claim for past oversight costs was signed during 2003, and a payment of $7.3 million was made during the third quarter of 2003. As of March 31, 2004, the Company has accrued $6.6 million for Stamina Mills.

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

      The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with accounting principles generally accepted in the United States of America. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. As of March 31 2004 and December 31, 2003, total reserves for these environmental costs are approximately $49.6 million and $51.2 million, respectively.

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

      As of March 31, 2004, the Company is party to approximately 997 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and asbestos-containing insulation was installed around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $1.1 million or an average of less than $5,600 per settled case. The defense and settlement costs have been substantially covered by our primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $600 million in aggregate for all claims made. Based on the age of the boilers, the nature of the claims and settlements made to date and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, it cannot assure that the Company will not be subjected to significant additional claims in the future, that insurance will be available as expected or that unanticipated damages or settlements in the future would not exceed insurance coverage.

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

      The Company is a defendant in a lawsuit involving a sales commissions arrangement inherited from a predecessor company and its partial ownership of a joint venture. In September 2003, the Oakland County Circuit Court entered a judgment by default against the Company for $4.2 million based upon an inadvertent failure to produce a small number of documents that were to be produced with thousands of other documents that were delivered in the discovery process. The Company and its counsel believes that the default judgment was improperly entered and that damages were improperly assessed, and it has filed an appeal of the judgment with the Michigan Court of Appeals. The Company intends to vigorously pursue its appeal in this matter and has posted a letter of credit in the amount of the judgment as part of the normal appeal process. While management believes it may have no liability to the plaintiff, the Company has established an appropriate reserve for this matter in an amount less than the amount of the current judgment.

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

Other Commitments

      As of March 31, 2004, the Company’s continuing operations had approximately $29.4 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

16.     Other Comprehensive Loss

      Total comprehensive loss for the quarter ended March 31, 2004 and March 31, 2002 are as follows (in millions):

	Quarter Ended

	March 31,	March 31,
	2004	2003

Other comprehensive loss:
Net loss	$(23.3)	$(26.2)
Other comprehensive income (loss)
Foreign currency translation adjustments	(6.9)	12.3

	$(30.2)	$(13.9)

17.     Subsequent Events

      The Company has announced its intent to conduct a notes offering, and amend and restate its senior financing facilities, subject to market conditions.

18.     Consolidating Financial Statements

      Products issued Senior Notes in a total principal amount of $500 million in December 2001. The Senior Notes are guaranteed by the Company and all of the Company’s wholly owned domestic subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries). The following are consolidating financial statements of the Company, Products and non-guarantor subsidiaries:

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended March 31, 2004

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$81.1	$542.2	$441.9	$1.0	$1,066.2
Cost of goods sold	—	59.4	488.5	415.0	1.0	963.9
Selling, general and administrative expenses	—	52.6	0.8	6.5	—	59.9
Restructuring charges	—	3.6	1.5	4.4	—	9.5
Impairment of long-lived assets	—	—	1.1	1.9	—	3.0

Operating income (loss)	—	(34.5)	50.3	14.1	—	29.9
Interest expense, net of interest income	—	37.1	—	3.1		40.2
Interest expense from subsidiary preferred stock dividends	—	9.9	—	—	—	9.9
Interest expense from subsidiary preferred stock accretion	—	0.5	—	—	—	0.5
Intercompany interest expense (income)	—	(3.7)	(4.4)	8.1	—	—
Loss on sale of receivables	—	0.1	—	2.1	—	2.2
Other expense, net	—	0.5	4.7	(4.2)	(0.5)	0.5

Income (loss) from continuing operations before income taxes	—	(78.9)	50.0	5.0	0.5	(23.4)
Income tax expense (benefit)	—	(17.5)	19.0	(1.6)	—	(0.1)

Income (loss) from continuing operations	—	(61.4)	31.0	6.6	0.5	(23.3)
Equity in net income (loss) of subsidiaries	(23.3)	38.1	4.0	—	(18.8)	—

Net income (loss)	$(23.3)	$(23.3)	$35.0	$6.6	$(18.3)	$(23.3)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended March 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$79.0	$625.6	$341.6	$(11.1)	$1,035.1
Cost of goods sold	—	55.5	559.8	327.6	(11.1)	931.8
Selling, general and administrative expenses	—	50.7	6.4	8.9	—	66.0
Impairment of long-lived assets	—	—	10.4	7.7	—	18.1

Operating income (loss)	—	(27.2)	49.0	(2.6)	—	19.2
Interest expense, net of interest income	—	35.2	(0.1)	0.9	—	36.0
Intercompany interest	—	(5.4)	(5.0)	10.4	—	—
Loss on sale of receivables	—	—	—	1.4	—	1.4
Interest expense from subsidiary preferred stock dividends	—	6.5	—	—	—	6.5
Interest expense from subsidiary preferred stock accretion	—	2.1	—	—	—	2.1
Other expense, net	—	0.8	6.2	(9.0)	0.5	(1.5)

Income (loss) from continuing operations before income taxes	—	(66.4)	47.9	(6.3)	(0.5)	(25.3)
Income tax expense (benefit)	—	(21.5)	21.0	1.4	—	0.9

Income (loss) from continuing operations	—	(44.9)	26.9	(7.7)	(0.5)	(26.2)
Equity in net income (loss) of subsidiaries	(26.2)	18.7	(13.8)	—	21.3	—

Net income (loss)	$(26.2)	$(26.2)	$13.1	$(7.7)	$20.8	$(26.2)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	March 31, 2004

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(54.0)	$54.9	$3.5	$—	$4.4
Accounts and other receivables, net	—	4.7	53.5	275.5	2.2	335.9
Inventories	—	12.6	97.2	58.1	—	167.9
Other	—	53.5	104.4	59.1	—	217.0

Total current assets	—	16.8	310.0	396.2	2.2	725.2
Investment in subsidiaries	410.0	1,677.6	(34.5)	—	(2,053.1)	—
Property, plant and equipment, net	—	56.7	347.6	429.1	—	833.4
Goodwill	—	—	1,093.9	266.3	—	1,360.2
Other assets	—	272.7	9.8	50.7		333.2

	$410.0	$2,023.8	$1,726.8	$1,142.3	$(2,050.9)	$3,252.0

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$19.8	$—	$19.8
Current maturities of long-term debt	—	2.6	—	3.7	—	6.3
Accounts payable	—	39.2	305.9	296.8	—	641.9
Accrued expenses	—	165.5	15.9	94.6	—	276.0

Total current liabilities	—	207.3	321.8	414.9	—	944.0
Long-term debt and capital lease obligations	—	1,302.8	—	7.6	—	1,310.4
Mandatorily redeemable preferred stock of subsidiary	—	171.5	—	—	—	171.5
Intercompany payable (receivable)	—	(309.6)	(262.3)	571.9	—	—
Other, including pensions and post- retirement benefit obligation	—	241.8	69.7	104.5	—	416.0

Total liabilities	—	1,613.8	129.2	1,098.9	—	2,841.9

Total common stockholders’ equity (deficit)	410.0	410.0	1,597.6	43.4	(2,050.9)	410.1

	$410.0	$2,023.8	$1,726.8	$1,142.3	$(2,050.9)	$3,252.0

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	December 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(71.2)	$78.4	$6.0	$—	$13.2
Accounts and other receivables, net	—	1.1	34.4	220.4	1.4	257.3
Inventories	—	14.2	96.2	59.0	—	169.4
Other	—	47.8	105.4	59.0	—	212.2

Total current assets	—	(8.1)	314.4	344.4	1.4	652.1
Investment in subsidiaries	439.7	1,654.4	(1.8)	—	(2,092.3)	—
Property, plant and equipment, net	—	55.9	348.1	430.1	—	834.1
Goodwill	—	—	948.9	414.2	—	1,363.1
Other assets	—	276.0	11.4	54.5	—	341.9

	$439.7	$1,978.2	$1,621.0	$1,243.2	$(2,090.9)	$3,191.2

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term borrowings	$—	$—	$—	$16.0	$—	$16.0
Current maturities of long-term debt and capital lease obligations	—	27.8	0.1	3.6	—	31.5
Accounts payable	—	46.0	301.4	291.5	—	638.9
Accrued expenses	—	146.9	2.2	90.4	(0.6)	238.9

Total current liabilities	—	220.7	303.7	401.5	(0.6)	925.3
Long-term debt and capital lease obligations	—	1,230.1	—	7.6	—	1,237.7
Mandatorily redeemable preferred stock of subsidiary	—	161.2	—	—	—	161.2
Intercompany payable (receivable)	—	(317.3)	(215.7)	533.0	—	—
Other, including pensions and post- retirement benefit obligation	—	243.8	74.9	108.0	—	426.7

Total liabilities	—	1,538.5	162.9	1,050.1	(0.6)	2,750.9

Total common stockholders’ equity (deficit)	439.7	439.7	1,458.1	193.1	(2,090.3)	440.3

	$439.7	$1,978.2	$1,621.0	$1,243.2	$(2,090.9)	$3,191.2

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Quarter Ended March 31, 2004

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$22.4	$(51.3)	$7.4	$—	$(21.5)

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(1.7)	(18.8)	(19.4)	—	(39.9)
Sales of property, plant and equipment	—	—	—	1.3	—	1.3

Net cash provided by (used in) investing activities	—	(1.7)	(18.8)	(18.1)	—	(38.6)

FINANCING ACTIVITIES
Issuance of long-term debt and capital lease obligations	—	185.9	—	—	—	185.9
Repayment of long-term debt and capital lease obligations	—	(181.7)	—	(0.2)	—	(181.9)
Increase in short-term borrowings	—	—	—	3.8	—	3.8
Net borrowings on revolving credit facilities	—	—	—	43.7	—	43.7
Intercompany transfers (from) to Subsidiary	—	(7.7)	46.6	(38.9)	—	—

Net cash (used in) provided by financing activities	—	(3.5)	46.6	8.4	—	51.5

Effect of exchange rate changes on cash	—	—	—	(0.2)	—	(0.2)

Increase (decrease) in cash and cash equivalents	—	17.2	(23.5)	(2.5)	—	(8.8)
Cash and cash equivalents at beginning of year	—	(71.2)	78.4	6.0	—	13.2

Cash and cash equivalents at end of year	$—	$(54.0)	$54.9	$3.5	$—	$4.4

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Quarter Ended March 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$(168.5)	$128.7	$69.1	$—	$29.3

INVESTING ACTIVITIES
Additions to property, plant and equipment	—	(2.7)	(25.1)	(7.6)	—	(35.4)
Sales of property, plant and equipment	—	—	—	3.1	—	3.1
Payments for acquisitions and related costs	—	—	(33.0)	—	—	(33.0)

Net cash used in investing activities	—	(2.7)	(58.1)	(4.5)	—	(65.3)

FINANCING ACTIVITIES
Issuance of long-term debt	—	—	—	0.3	—	0.3
Repayment of long-term debt	—	(6.5)	—	—	—	(6.5)
Decrease in short-term borrowings	—	—	—	(6.8)	—	(6.8)
Intercompany transfers to (from) subsidiary	—	165.6	(56.7)	(108.9)	—	—

Net cash provided by (used in) financing activities	—	159.1	(56.7)	(115.4)	—	(13.0)

Increase (decrease) in cash and cash equivalents	—	(12.1)	13.9	(50.8)	—	(49.0)
Cash and cash equivalents at beginning of period	—	0.2	0.3	80.8	—	81.3

Cash and cash equivalents at end of period	$—	$(11.9)	$14.2	$30.0	$—	$32.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Key Factors Impacting Our Reported Results. Critical factors affecting our ability to succeed include the following:

•	Automotive Sales and OEM Production Levels. In North America, the Company manufactures components for approximately 90% of all light vehicle production platforms. Sales are primarily made to North American based global OEMs, as well as Asian and European based global OEMs. The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and Western European vehicle production. The Company’s sales results are influenced heavily by the volume of OEM production of light vehicles (“builds”) in the markets it serves. Industry wide NAFTA builds were down almost 1% in the first quarter of 2004 versus the same period of 2003. Within NAFTA, the builds of the Big 3 OEM’s were down approximately 5% period over period. Industry wide, for Europe, first quarter builds were down approximately 2%, while builds in South America were up 19%.

•	Our relationships with our customers. Collins & Aikman does business with all of the world’s largest vehicle manufacturers including Ford, General Motors, DaimlerChrysler, Toyota, Honda, Nissan, Volkswagen, Renault and Porsche. These relationships have typically developed over a period of many years, and have, in many cases, been enhanced by the Company’s recent acquisitions, which has provided the Company with a resulting global footprint and capacity to supply a full range of interior products. In each case, there is a complex mutual dependency and cooperation between the Company and its customers necessary to ensure that vehicle programs are successful in key areas of quality, timing and cost. At the same time, customer expectations are evolving, as vehicle manufacturers continue to outsource more design and integration responsibilities to the Company and other Tier 1 suppliers. As a result, customer satisfaction, especially at critical inflexion points (such as new vehicle launches and vehicle refreshes), has become more complicated and places significant demands on the Company’s resources. Also, there is an inherent tension between the Company and its customers resulting from intense competition and pricing pressures within the industry. For example, OEM customers in the automotive industry attempted to impose price decreases and givebacks. Such attempted price decreases were generally in the 2% to 4% range. Several reductions have been agreed to, and others are currently being negotiated with OEMs and pressures may increase if overall economic and industry conditions do not improve. Finally, on some vehicle programs involving component integration at the Tier 1-level, the Company is either a supplier to, or a customer of, some of its largest Tier 1 competitors, such as Delphi, Visteon and Lear. These types of arrangements are becoming more common within the industry, and add a new level of complexity to customer relationships, including the relationship with the vehicle manufacturer as the ultimate customer.

•	Our ability to secure profitable new business. The Company actively pursues new business opportunities with its traditional customer base as well as with potential new customers. The Company seeks to distinguish itself on a variety of factors, including its global footprint, its capacity to supply a full range of interior products and its full-service capabilities (such as design, engineering, manufacturing and quality services). There is intense competition and pricing pressure on all of these opportunities. Price is typically achieved through direct negotiations with the customer, but in certain instances customers have utilized auctions or relied on benchmarking data that have included reputed world class suppliers in emerging markets. At the same time, the Company seeks to manage its cost structure through a variety of strategies, such as vertical integration initiatives that provide greater cost control opportunities. For example, since the Company is a major purchaser of raw materials like resins, it can arrange favorable supply contracts and benefit broadly from material science developments and product simplification. Additionally, the Company believes that it has the world’s largest fleet of injection molding equipment for automotive products, which provides a unique ability to benefit from process improvements and best practices with respect to its plastics products on a global basis.

•	Our ability to successfully realize the benefits of our restructuring and integration initiatives. The Company has undertaken a series of restructuring and integration initiatives to rationalize first its global manufacturing footprint and more recently its salaried workforce, including home office headcount. These activities are expected to have the following primary benefits: First, the Company has closed about 20 subscale plants and other facilities such as warehouses and consolidated activity into 80 world-class operations, which will result in a significant densification of production and resulting gains in fixed cost absorption and operating efficiencies. Second, the Company is beginning to win more “bundled” awards — with a full range of slush molded, injection molded and carpet, acoustics and fabric components on new vehicle programs. And third, the Company’s salaried workforce will shrink by more than 20% from the legacy levels, while effectiveness and customer service levels will improve due to consolidation, standardization and level-loading of support infrastructure.

•	The impact of raw materials and energy costs. The Company is a significant consumer of resin and nylon feedstocks, which presents both a challenge and an opportunity for the Company. The challenge results from the Company’s sensitivity to price movements in these raw materials (such as those related to recent short run spikes in the oil market), while the opportunity arises from the Company’s ability to leverage its buying power as, in management’s opinion, the largest single automotive grade resin buyer in the world. The Company has largely been able to avoid these pricing pressures due to its ability to negotiate with a variety of global suppliers, and to shift volume from one supplier to another. However, it is possible that the Company may begin to see increased cost pressure if the spikes in the oil market continue. The Company’s customers have historically been reluctant to provide pricing relief based on this type of raw material cost increases, as recently demonstrated in the handling of the recent near tripling of global steel prices.

•	Our liquidity and capital resources. The Company is highly leveraged, due primarily to financing associated with recent acquisitions. Another contributing factor has been that most new business awards in the automotive industry require that suppliers advance certain costs relating to tooling and engineering and design services, which in some cases are incurred years before vehicle launch and are reimbursed over many years following vehicle launch as part of the piece price. In February 2004, the Company obtained amendments to its credit facilities that significantly loosened the principal financial covenants. The Company also obtained an additional revolving credit facility of $100 million and a new term loan in the amount of $185 million, the proceeds of which were used to pre-fund debt amortization requirements. As a result, the Company has greatly improved its financial flexibility and liquidity and has no significant amortization requirements until June 2005.

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

      Impact of Integration Activities and Restructuring Initiatives. We have devoted considerable efforts beginning in 2001 to properly integrate the acquired companies. We have also implemented a series of restructuring initiatives to ensure that the resulting combined operations have the proper structure and necessary resources to perform on a profitable basis. These initiatives were directed initially at establishing a proper, global manufacturing footprint and included combining and rationalizing the Company’s legacy and acquired operations in North America, Europe and South America. More recent restructuring initiatives have focused on developing an appropriate overhead structure, including strengthening and streamlining the senior management team on a worldwide basis. As a consequence of these restructuring initiatives, the Company has incurred significant restructuring and impairment charges in each of 2001, 2002, 2003 and 2004 for severance costs, plant and office closures, equipment and lease impairments, contractual obligations and other restructuring activities, which have impacted cash flow, operating income and net income. For a more detailed description of these charges, see footnote 11, “Restructuring and Impairment”.

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

SEGMENT INFORMATION

      The following table summarizes financial information for our operating segments:

	Quarter Ended March 31, 2004

	U.S. and Mexico	International
	Plastics	Plastics	Global Soft Trim	Other	Total

Net outside sales	$358.2	$373.1	$334.9	$—	$1,066.2
Gross profit	29.3	19.9	52.5	0.6	102.3
Operating income (loss)	20.6	(1.6)	33.0	(22.1)	29.9

	Quarter Ended March 31, 2003

	U.S. and Mexico	International
	Plastics	Plastics	Global Soft Trim	Other	Total

Net outside sales	$371.1	$305.2	$358.8	$—	$1,035.1
Gross profit	35.8	4.1	63.0	0.4	103.3
Operating income (loss)	14.2	(15.4)	43.3	(22.9)	19.2

Results of Operations

      Net Outside Sales: Net sales for the first quarter of 2004 increased 3% or $31.1 million to $1,066.2 million from the first quarter of 2003. The increase in net outside sales was primarily driven by approximately $59 million of favorable foreign currency exchange rates. The increase was offset by a $14 million decrease due to reduced build volumes and less continued business and $14 million of commercial items, which includes pricing and contractual agreements.

      Net outside sales for the U.S. and Mexico Plastics segment decreased $12.9 million to $358.2 million from the first quarter of 2003, consistent with the industry NAFTA builds. The decrease is primarily due to net reduced build volumes of $4 million and commercial items of $10 million.

      Net outside sales for the International Plastics segment increased $67.9 million to $373.1 million from the first quarter of 2003. The increase in net outside sales was primarily driven by $49 million of favorable foreign currency exchange rates and an increase in build volumes and continuing business of existing programs of $19 million. The increased continuing business of existing programs was primarily due to improving market conditions which led to increased customer demand.

      Net outside sales for the Global Soft Trim segment decreased $23.9 million to $334.9 million from the first quarter of 2003. Included in 2004 net outside sales was $9 million in exchange gains from strengthening Canadian and European currencies. The decrease primarily resulted from volume declines of $29 million and commercial items of $4 million.

      Gross Profit: Gross profit for the first quarter of 2004 was $102.3 million, down slightly from 2003. Gross margin for 2004 was 9.6% compared to 10.0% in 2003. During the first quarter of 2004, the Company made a reclass for prior year lease costs. The impact of this reclass on the first quarter 2003 was $6.1 million in facility least costs from selling, general and administrative expenses to cost of goods sold.

      The U.S. and Mexico Plastics segment had a decline in gross profit which was primarily attributed to commercial items of $10 million, offset by a net improvement in manufacturing efficiencies and material costs of $4 million. The Global Soft Trim segment also contributed to the decline in gross profit primarily due to decreased volumes and the mix of products of $7 million, as well as commercial items of $4 million. The International Plastics segment’s gross profit increased due to a $9 million improvement in material and manufacturing efficiencies, an increase of $6 million from volume and mix and foreign currency exchange effects of $2 million.

      Selling, General and Administrative Expenses: Selling, general and administrative expenses for the first quarter 2004 decreased $6.1 million to $59.9 million compared to $66.0 million in 2003. As a percentage of sales, selling, general and administrative expenses decreased from 6.4% for 2003 to 5.6% in 2004. Contributing to the cost decrease were savings realized in connection with the salaried workforce restructuring program and realization of the Company’s cost cutting initiatives.

      Restructuring Charge: During the first quarter 2004, the Company under took a restructuring program costing $9.4 million. The 2004 charge included $7.6 million of severance cost and $1.8 million of other exit costs and affected approximately 260 personnel. Also included in the restructuring charge are expenses related to 2003 programs of $1.1 million, offset by an adjustment related to a previously established accrual, which did not require cash outlays of $1.0 million.

      Impairment of Long-Lived Assets: During the first quarter 2004, the Company recognized a $3.0 million write-down of fixed assets as a result of the above restructuring programs. During the first quarter of 2003, the Company recognized $7.7 million write-down of fixed assets related to the initial 50% interest acquired in an Italian joint venture and a $10.4 million impairment of the Becker non-compete agreement.

      Operating Income Highlights by Segment: Operating income for the first quarter 2004 increased $10.7 million to $29.9 million compared to 2003. The increase was primarily due to an improvement in material and manufacturing efficiencies and realization of the Company’s cost cutting initiatives of $21 million and a net decrease in restructuring and impairment charges of $6 million. The increase was offset by commercial items (includes pricing and contractual arrangements) of $14 million.

      Operating income at the U.S. and Mexico Plastics segment increased $6.4 million primarily as a result of an improvement in manufacturing efficiencies and realization of the Company’s cost cutting initiatives of $9 million and a net decrease in restructuring and impairment charges of $9 million. The increase was offset by commercial items of $10 million.

      Operating loss at the International Plastics segment decreased $13.8 million. The reduction was primarily a result of material and manufacturing efficiencies and realization of the Company’s cost cutting initiatives of $10 million and a net decrease in restructuring and impairment charges of $5 million.

      The Global Soft Trim operating income decreased $10.3 million primarily as a result of net lost business volume and mix of $7 million, commercial items of $4 million and restructuring and impairment charges of $3 million. This decrease was partially offset by a net improvement in material and manufacturing efficiencies of $2 million.

      Interest Expense, net: Net interest expense increased $4.2 million to $40.2 million for the first quarter of 2004. The increase is primarily due to higher average borrowing levels during the quarter and additional amortization of financing fees.

      Subsidiary Preferred Stock Requirements: During the first quarter of 2004, interest expense from subsidiary preferred stock accretion and dividend costs was $0.5 million and $9.9 million, respectively. The first quarter of 2003, interest expense from subsidiary preferred stock accretion and dividend costs was $2.1 million and $6.5 million, respectively.

      Effective April 2004, the Company exercised its option to convert all 20,000 shares of the Series C Redeemable Preferred Stock to Series B Redeemable Preferred Stock on an equivalent share basis. The primary difference between the Series C and Series B Redeemable Preferred Stock was that Series C holders were entitled to participation in distributions of Products common equity tied to the appreciation in the value of Products common equity subsequent to the issuance date of the securities. Each holder will receive one share of Series B Redeemable Preferred Stock for each share of Series C Redeemable Preferred Stock.

      Loss on Sale of Receivables: In connection with the sale of receivables to non-recourse facilities and through factoring arrangements, a loss of $2.2 million was recognized during the first quarter of 2004, compared to a loss of $1.4 million in 2003. The increase is primarily due to non-recourse factoring arrangements entered into during 2003.

      Other Expense (Income), Net: In the first quarter of 2004, other expense (income), net primarily included $1 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $1 million, offset by $1 million of losses related to derivatives used in the Company’s foreign currency hedging strategy and a $1.5 million loss on early extinguishment of debt.

      In the first quarter of 2003, other expense (income), net primarily included $3 million of foreign currency transaction gains, offset by $1 million of losses related to derivatives used in the Company’s foreign currency hedging strategy, and minority interest share of gains of a consolidated subsidiary of $1 million.

      Income Taxes: The Company recognized an income tax benefit of $0.1 million for the first quarter of 2004 compared to an income tax expense of $0.9 million in the first quarter of 2003. Net cash taxes paid during the first quarter of 2004 were $2.0 million. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of a financing arrangement and tax credits.

      Net Loss: The combined effect of the foregoing resulted in net loss of $23.3 million in the first quarter of 2004, compared to a net loss of $26.2 million in the first quarter of 2003.

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $4.4 million and $13.2 million at March 31, 2004 and December 31, 2003, respectively.

      The total availability at March 31, 2004 was comprised of $22.4 million under the Company’s receivables facility, $175.0 million under the Company’s senior secured credit facility and approximately $20.7 million under uncommitted bank facilities in foreign locations. Funding limitations are based on the Company’s financial performance and target levels established by the covenants. At March 31, 2004, the Company had $218.1 million in aggregate utilized availability under the facilities, of which $129.4 million is available under covenants (including the present inability to add-back the first quarter 2004 restructuring charges of $9.5 million under covenant calculations). As of March 31, 2004, the Company believes it is in compliance with all covenants under our various obligations.

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

Operating Activities

      Net cash used in operating activities of the Company was $21.5 million for the quarter ended March 31, 2004, compared to cash provided of $29.3 million for the quarter ended March 31, 2003. The 2004 decrease is primarily the result of negative working capital changes including an increase in accounts receivables and decreases in proceeds from account receivables factored, offset by increases in other asset balances and increases in proceeds from participating interests in accounts receivable.

Investing Activities

      Net cash used in investing activities of the Company was $38.6 million for the quarter ended March 31, 2004, compared to net cash used of $65.3 million for the quarter ended March 31, 2003. The decrease in cash used in investing activities is primarily the result of $33.0 million less in the payment of acquisition costs for acquiring businesses offset by the Company spending $4.5 million more for capital expenditures and receiving $1.8 million less of proceeds from the sale of property, plant and equipment.

Financing Activities

      Net cash provided by financing activities for the quarter ended March 31, 2004 was $51.5 million compared to net cash used in financing activities for the quarter ended March 31, 2003 of $13.0 million. This increase in cash provided from financing activities is the result of $64.5 million increase in net borrowings.

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

      Management believes cash flow from operations, together with its revolving credit facility, receivables arrangements and sale and leaseback arrangements will provide adequate sources of liquidity for the Company to fund its operations. However, the Company’s sources of liquidity may be inadequate if the Company is unable to meet its operating targets which would cause the Company to seek covenant relief from its existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company’s ability to incur additional debt, and the Company may be unable to secure equity or other financing.

      The Company has announced its intent to conduct a notes offering, and amend and restate its senior financing facilities, subject to market conditions.

      At the end of the second quarter of 2003, the Company received notice from one of its customers, DaimlerChrysler Corporation, of an issue regarding the calculation methods for determining the current year valuation of price givebacks. Discussions on this issue, as well as various aspects of the broader relationship, are continuing. While the Company seeks to improve the profitability of its programs with this and all of its customers, there can be no assurance that the Company will not lose desirable programs over time. While the Company continues to believe that all of these issues will be resolved to the mutual satisfaction of the parties, there can be no assurances that such a resolution is imminent or that actions by the customer with respect to the broader relationship will not have a material adverse impact on the Company.

Contractual Obligations

      Below is the table that identifies the Company’s significant contractual obligations. Following the table is a more detailed description of these obligations.

	Payment due by Period

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In millions)
Short-term borrowings	$19.8	$19.8	$—	$—	$—
Long-term debt and capital lease obligations	1,316.7	6.3	808.8	1.6	500.0
Preferred stock(a)	171.5	—	—	—	171.5
Operating leases(b)	368.5	43.4	107.7	80.5	136.9
Environmental reserves	49.6	7.2	20.9	7.7	13.8
Capital expenditures	29.4	29.4	—	—	—

Total obligations	$1,955.5	$106.1	$937.4	$89.8	$822.2

(a)	Mandatorily Redeemable Preferred Stock of Subsidiary.

(b)	Includes operating leases related to restructuring charges. See Note 11, “Restructuring and Impairment.” In addition to the operating lease obligations, at the end of the Textron Leasing Transaction for certain equipment leases (including the expiration of all renewal options), the Company is required to guarantee a minimum value of the equipment to the lessor of up to approximately $21 million.

      Capital Expenditures: The Company incurs capital expenditures on a recurring basis for replacements and improvements. During the first quarter ended March 31, 2004, the Company had approximately $39.9 million in capital expenditures for continuing operations. Capital expenditures in future years will depend upon demand for the Company’s products and changes in technology. Estimates for capital expenditures in 2004 range from approximately $145 to $150 million. A portion of capital expenditures may be financed through leasing arrangements.

Other Commitments

      As of March 31, 2004, the Company’s continuing operations had approximately $29.4 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

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

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Risks and uncertainties that could cause actual results and events to vary materially from those anticipated in the forward-looking statements included in this quarterly report include conditions affecting the markets and industry in which we operate, including the following:

•	declines in the North American, South American and European automobile and light truck builds,

•	labor costs and strikes at the Company’s major customers and at the Company’s facilities,

•	fluctuations in the production of vehicles for which we are a supplier,

•	changes in the popularity of particular car models, particular interior trim packages or the loss of programs on particular vehicle models,

•	dependence on significant automotive customers,

•	the level of competition in the automotive supply industry and pricing pressure from automotive customers and

•	risks associated with conducting business in foreign countries.

      For a discussion of certain of these and other important factors which may affect the Company’s operations, products and markets, see our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2004, and our other filings with the Securities and Exchange Commission.

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

      To manage its risks, the Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts and purchased options with third parties, denominated in multiple currencies, which will mature during fiscal 2004. The details are as follows: (amounts in millions, except average contract rate):

				Weighted Average
	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Derivative Type	Sold	Purchased	Notional Amount	(per Convention)	Gain/(Loss)

Options	CAD	USD	$50.0	1.50	$0.1

      In order to manage the interest rate risk associated with our debt portfolio, the Company may enter into derivative transactions to manage its exposures to changes in global interest rates, although the Company did not have in place any interest rate derivatives at March 31, 2004.

      Gains and losses on derivatives qualifying as hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” are recorded on the balance sheet as a component of “Other comprehensive income” to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of March 31, 2004, the Company had no derivatives designated as hedges under SFAS No. 133. Gains and losses from all derivatives that do not qualify as hedges under SFAS No. 133 are recorded in the income statement as required by SFAS No. 133, and the fair value is recorded in the balance sheet.

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

b. Changes in internal controls:

      While the Company continues to refine and improve its internal control procedures, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls. Consistent with the recommendations made at the conclusion of the Company’s previously disclosed Audit Committee inquiry, the Company has formalized its process for approving related party transactions. With the newly ratified board resolution, all related party transactions require pre-approval, even where pre-approval of the Board is not legally required.

      In addition, the Company continues its evaluation of the internal controls at its 115 facilities in conjunction with its documentation of controls for Section 404 of the Sarbanes-Oxley Act of 2002. While refinements and improvements of internal controls have been made during the past quarter for leased asset accounting and capital spending approval, no significant changes in internal controls have been made.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      As previously disclosed, a purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland Industrial Partners, L.P. and ten senior officers and/or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated there under. Two similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which are identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. On August 4, 2003, the court consolidated all five pending actions and appointed lead plaintiffs for the purported class. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on the Company’s financial condition, results of operations or cash flow.

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

      Refer to Note 15 “Commitments and Contingencies” for additional information regarding other claims against the Company.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

10.1	Second Amendment dated March 15, 2004 to the Services Agreement dated February 23, 2001.
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).*

      (b) Reports on Form 8-K

      The Company filed the following Reports on Form 8-K covering the following items:

      March 12, 2004 Item 9 Regulation FD Disclosure

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN CORPORATION

By:	/s/ J. MICHAEL STEPP

J. Michael Stepp
Vice Chairman and Chief Financial Officer
(Principal Financial Officer)

Dated: May 7, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Second Amendment dated March 15, 2004 to the Services Agreement dated February 23, 2001.
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).*