Form 10-Q
period 2004-06-30
COLLINS & AIKMAN CORP
filed 2004-08-03
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [    ] No [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [    ].

As of July 31, 2004, the number of outstanding shares of the Registrant's common stock, $.01 par value, was 83,630,087 shares.

WEBSITE ACCESS TO COMPANY'S REPORTS:

Collins and Aikman's internet website address is www.collinsaikman.com. The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendment to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's website and as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

The Company's Code of Business Conduct is available free of charge through the Company's internet website. Any amendments to the Company's Code of Business Conduct and any waivers of the Code of Business Conduct involving executive officers or directors of the Company will also be made available on the Company's internet website. Printed copies of the Company's Code of Business Conduct are also available free of charge to any shareholder upon request to: Corporate Secretary, Collins & Aikman Corporation, 250 Stephenson Highway, Troy, MI 48083.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(Unaudited)
	(in millions, except for per share data)
Net sales	$1,036.5	$1,033.5	$2,102.7	$2,068.6
Cost of goods sold	918.8	914.4	1,882.7	1,846.2
Gross profit	117.7	119.1	220.0	222.4
Selling, general and administrative expenses	53.8	69.3	113.7	135.3
Restructuring charge	10.4	4.9	19.9	4.9
Impairment of long-lived assets	27.4	0.8	30.4	18.9
Operating income	26.1	44.1	56.0	63.3
Interest expense	40.3	37.5	80.5	73.5
Interest expense from subsidiary preferred stock dividends	10.1	6.7	20.0	13.2
Interest expense from subsidiary preferred stock accretion	0.5	2.3	1.0	4.4
Loss on sale of receivables	2.6	1.3	4.8	2.7
Other expense (income), net	5.8	(22.2)	6.3	(23.7)
Income (loss) from continuing operations before income taxes	(33.2)	18.5	(56.6)	(6.8)
Income tax expense (benefit)	(3.5)	7.8	(3.6)	8.7
Net income (loss)	$(29.7)	$10.7	$(53.0)	$(15.5)
Net income (loss) per basic and diluted common share	$(0.35)	$0.13	$(0.63)	$(0.19)
Average common shares outstanding:
Basic and diluted	83.6	83.6	83.6	83.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$11.0	$13.2
Accounts and other receivables, net of allowances of $6.4 and $9.2	301.7	257.3
Inventories	167.7	169.4
Other	197.3	212.2
Total current assets	677.7	652.1
Property, plant and equipment, net	782.0	834.1
Deferred tax assets	185.8	178.1
Goodwill	1,361.0	1,363.1
Intangible assets, net	47.8	66.9
Other assets	107.5	96.9
	$3,161.8	$3,191.2
LIABILITIES AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$21.4	$16.0
Current maturities of long-term debt and capital lease obligations	15.1	31.5
Accounts payable	606.0	638.9
Accrued expenses	228.5	238.9
Total current liabilities	871.0	925.3
Long-term debt and capital lease obligations	1,313.7	1,237.7
Mandatorily redeemable preferred stock of subsidiary	182.2	161.2
Other, including pensions and post-retirement benefit obligation	418.9	423.4
Commitments and contingencies (Note 15)
Minority interest in consolidated subsidiary	0.8	3.3
Total liabilities	2,786.6	2,750.9
Common stock ($0.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at June 30, 2004 and December 31, 2003)	0.8	0.8
Other paid-in capital	1,282.3	1,282.3
Accumulated deficit	(883.1)	(830.1)
Accumulated other comprehensive loss	(24.8)	(12.7)
Total common stockholders' equity	375.2	440.3
	$3,161.8	$3,191.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
	(in millions)
OPERATING ACTIVITIES
Net loss	$(53.0)	$(15.5)
Adjustments to derive cash flow from operating activities:
Impairment of long lived assets	30.4	18.9
Deferred income tax (benefit) expense	(8.2)	5.5
Subsidiary preferred stock requirements	21.0	17.6
Depreciation	65.8	56.0
Amortization of other assets	7.7	11.6
Loss (gain) on sale of property, plant and equipment	2.1	(0.4)
Decrease (increase) in accounts and other receivables	(103.0)	1.8
Proceeds from (reduction of) participating interests in accounts receivable, net of redemptions	26.3	(66.0)
Increase in accounts receivables factored	32.3	43.7
Decrease in inventories	1.7	2.0
Increase (decrease) in accounts payable	(32.9)	59.2
Increase (decrease) in interest payable	(0.9)	3.5
Changes in other assets	4.9	(88.6)
Changes in other liabilities	(18.0)	11.0
Net cash provided by (used in) operating activities	(23.8)	60.3
INVESTING ACTIVITIES
Additions to property, plant and equipment and other non-current assets	(82.1)	(75.1)
Sales of property, plant and equipment	38.5	3.3
Payments for acquisitions and related costs, net of cash acquired	—	(33.1)
Net cash used in investing activities	(43.6)	(104.9)
FINANCING ACTIVITIES
Issuance of long-term debt and capital lease obligations	185.9	1.1
Repayment of long-term debt and capital lease obligations	(192.3)	(12.2)
Net borrowings on revolving credit facilities	66.3	18.0
Increase (decrease) of short-term borrowings	6.5	(5.5)
Net cash provided by financing activities	66.4	1.4
Effect of exchange rate changes on cash	(1.2)	2.0
Net decrease in cash and cash equivalents	(2.2)	(41.2)
Cash and cash equivalents at beginning of period	13.2	81.3
Cash and cash equivalents at end of period	$11.0	$40.1
Supplementary information:
Taxes paid	$5.3	$16.2
Interest paid	$73.2	$63.4

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Organization

Collins & Aikman Corporation (the "Company") is a Delaware corporation, headquartered in Troy, Michigan. The Company conducts all of its operating activities through its wholly owned Collins & Aikman Products Co. ("Products") subsidiary. The Company is a global leader in design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric, interior trim and convertible top systems. The Company changed the composition of its reportable segments beginning January 1, 2003 and further redefined the segments July 1, 2003 to reflect organizational changes and restated prior period segment data to be comparable. The Company operates through three segments: U.S. and Mexico Plastics, International Plastics and Global Soft Trim.

2.    Summary of Significant Accounting Policies

a.    Basis of Presentation

The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and in the opinion of management, contain all adjustments necessary for a fair presentation of financial position and results of operations. All significant intercompany items have been eliminated in the preparation of the consolidated financial statements. Certain prior year items have been reclassified to conform to the fiscal 2004 presentation. Specifically, for the second quarter and six months ending 2003, the Company reclassified $5.6 million and $11.7 million, respectively, in facility lease costs from selling, general, and administrative expenses to cost of goods sold. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

b.    Employee Stock Options

Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation — Transition and Disclosure," amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation and amends the required disclosures. SFAS No. 123 encourages companies to adopt the fair value method for compensation expense recognition related to employee stock options. The accounting requirements of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" use the intrinsic value method in determining compensation expense, which represents the excess of the market price of the stock over the exercise price on the measurement date. The Company has elected to continue to utilize the accounting provisions of APB No. 25 for stock options and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method for recognition purposes.

In June 2004, the Compensation Committee of the Board of Directors approved a Voluntary Stock Option Exchange Program ("Program"). The Company offered option holders of grants under the 2002 Employee Stock Option Plan ("Plan") the opportunity to participate in the Program and exchange all of their existing $8.00 options for a combination of restricted stock units and stock options. The Program provided one restricted stock unit for every 50 stock options exchanged. Additionally, participants will be provided 98 options for every 100 options exchanged to be priced at the then market closing price no earlier than December 31, 2004. On June 29, 2004, 3.4 million options were exchanged, and the Company awarded 68,218 shares of restricted stock units. The restricted stock units vest in three equal annual installments on June 29, 2005, June 29, 2006 and June 29, 2007.

If we accounted for all stock-based compensation using the fair value recognition of SFAS No. 123 and related amendments, our net income (loss) and basic and diluted earnings per share would have been as follows (in millions, except per share amounts):

	Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss) attributable to common shareholders:
As reported	$(29.7)	$10.7	$(53.0)	$(15.5)
Total employee stock based compensation expense determined under fair value based method for all awards, net of tax	(1.3)	(1.4)	(1.8)	(2.9)
Pro forma, net income (loss)	$(31.0)	$9.3	$(54.8)	$(18.4)
Basic and diluted EPS:
As reported	$(0.35)	$0.13	$(0.63)	$(0.19)
Pro forma	$(0.37)	$0.11	$(0.65)	$(0.22)

For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	June 30, 2004	June 30, 2003
Weighted average expected volatility	81.3%	77.5%
Expected lives	7 years	7 years
Weighted average risk free interest rate	4.39%	3.72%
Expected dividend rate	—	—
Weighted average grant date fair value of an option granted during the quarter	$4.33	$2.77

During the first quarter of 2003, the Company repriced 3,559,256 options with an exercise price of $10.00 to an exercise price of $8.00. As a result of repricing the Company's stock options, the options are treated as variable-based awards in accordance with APB No. 25. Because these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $8.00 exercise price established at the time of the repricing. At June 30, 2004, 970,400 options subject to repricing remain outstanding.

All shareholder stock option plans have been approved by stockholders. Stock option activity under the plans is as follows for the six months ended June 30, 2004 and the year ended December 31, 2003:

	June 30, 2004		December 31, 2003
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Outstanding beginning of year	5,009,456	$8.32	4,427,248	$10.12
Awarded	354,000	8.00	1,723,000	8.00
Exchanged, Cancelled or Expired	(4,329,056)	7.96	(1,140,792)	8.55
Outstanding at end of year	1,034,400	$8.37	5,009,456	$8.32

3.    Acquisitions and Goodwill

a.    Acquisitions

On January 2, 2003, the Company announced that it acquired Delphi Corp.'s plastic injection molding plant and related equipment in Logroño, Spain for $18 million. The 300,000 sq. ft. Logroño facility includes 24 injection molders and one Class-A paint line.

On January 17, 2003, the Company acquired the remaining 50% interest in an Italian automotive joint venture from Textron Inc., a related party, for $15 million, which also terminated a $28 million put-option by Textron that was exercisable in December 2004. The Company incurred fixed asset impairments of $7.5 million relating to the 50% interest owned previously.

b.    Goodwill

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its annual impairment test on November 1, 2003 indicating that the fair value of the reporting units exceeded the carrying values.

Fair value for all tests was determined based upon the discounted cash flows of the reporting units using discount rates ranging from 11.5% to 14.0% dependent on the reporting unit and a residual growth rate of 2%. The market comparable approach consisted of earnings multiples ranging from 5.2 to 6.5 times current year and forecasted Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") (operating income plus depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company's control. The U.S. and Mexico Plastics reporting unit can be significantly impacted by an adverse change in assumptions. Considerable judgment is often involved in making these determinations and the use of different assumptions could result in significantly different results. An approximate 50 basis point change in discount rates or an approximate 4% reduction in profit would have resulted in a further goodwill impairment analysis as part of the annual impairment test conducted as of November 1, 2003 as required by SFAS No. 142F. In the second quarter of 2004, the U.S. and Mexico Plastics reporting unit achieved lower than expected EBITDA. The Company continues to believe that its assumptions and estimates over the forecast period are reasonable and appropriate, however actual results could differ from those estimates. The Company will closely evaluate this unit's performance and its related goodwill in the third quarter.

c.    Intangible Assets

The components of the Company's acquired and other amortizable intangible assets as of June 30, 2004 and December 31, 2003 were as follows (in millions):

	June 30, 2004			December 31, 2003
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Customer contracts	$40.0	$16.7	$23.3	$51.0	$13.1	$37.9
Patents and other	37.2	12.7	24.5	39.2	10.2	29.0
	$77.2	$29.4	$47.8	$90.2	$23.3	$66.9

As of June 30, 2004, scheduled amortization expenses for intangible assets are as follows:

Amortization Expenses
Remainder of 2004	$5.6
2005	10.3
2006	9.5
2007	7.1
2008	5.2
2009 and thereafter	10.1

During the second quarter 2004, the Company impaired a $2.7 million Intellimold patent that was acquired as part of the TAC-Trim acquisition. Additionally in the second quarter, the Company impaired $11.0 million of customer contracts as a result of changes in customer sourcing.

4.    Inventories

Inventory balances are summarized below (in millions):

	June 30, 2004	December 31, 2003
Raw materials	$94.3	$95.0
Work in process	26.9	24.6
Finished goods	46.5	49.8
	$167.7	$169.4

5.    Customer Engineering and Tooling

The Company had tooling assets of approximately $121.9 million and $141.7 million as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, $106.9 million, $5.0 million and $10.0 million were classified as current other assets, long term other assets and property, plant and equipment, respectively. As of December 31, 2003, $122.7 million, $10.8 million and $8.2 million were classified as current other assets and long term other assets and property, plant and equipment, respectively. Customer engineering and tooling balances are summarized below (in millions):

	June 30, 2004	December 31, 2003
Contractual reimbursement of pre-production design and development costs	$6.4	$6.8
Molds, dies and other tools reimbursable by customers	98.9	124.9
Molds, dies and other tools company owned	16.6	10.0
	$121.9	$141.7

6.    Short-Term Borrowings

The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements of certain of its foreign affiliates. As of June 30, 2004, the Company had lines of credit from international credit facilities of $40.3 million, of which $21.4 million was outstanding with $18.9 million available. As of December 31, 2003, the Company had lines of credit from international credit facilities of $37.1 million, of which $16.0 million was outstanding with $21.1 million available. The weighted average interest rate on the outstanding borrowings at June 30, 2004 and December 31, 2003 was approximately 18% and 16%, respectively.

7.    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations are summarized below (in millions):

	June 30, 2004	December 31, 2003
Senior Secured Credit Facilities:
Tranche A Term Loan Facility	$29.2	$62.9
Tranche B Term Loan Facility	137.4	287.2
Tranche A-1 Term Loan Facility	178.6	—
Revolving Credit Facility	22.6	6.3
Supplemental Revolving Credit Facility	50.0	—
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006	400.0	400.0
10 3/4% Senior Notes, due 2011	500.0	500.0
Other (including capital lease obligations)	11.0	12.8
Total debt	1,328.8	1,269.2
Less current maturities (including current portion of capital lease obligations)	(15.1)	(31.5)
Total long-term debt and capital lease obligations	$1,313.7	$1,237.7

Senior Secured Credit Facilities

The Senior Secured Credit Facilities contain restrictive covenants including maintenance of interest coverage and leverage ratios and various other restrictive covenants that are customary for such facilities. The target levels established by these covenants limit the Company's ability to utilize availability under its liquidity facilities, including the Senior Secured Credit Facilities and are based on the Company's financial performance. At June 30, 2004, there were funding limitations (including the present inability to add-back the first and second quarter 2004 restructuring charges of $19.9 million), which limit availability to an additional $75.4 million. The covenants of the Senior Secured Credit Facilities also limit investments, dividends or other distributions of capital stock, capital expenditures, the purchase of subsidiary preferred stock, the prepayment of debt other than loans under the senior facilities, liens and certain lease transactions.

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

As of June 30, 2004, the Company believes it is in compliance with all covenants under our various obligations. The Company anticipates needing to modify the covenants under its Senior Secured Credit Facilities in the near future to provide it with more flexibility. The Company believes it will be successful in obtaining necessary modifications, but there can be no assurance of such. Management believes cash flow from operations, together with its revolving credit facility, receivables arrangements and sale and leaseback arrangements will provide adequate sources of liquidity for the Company to fund its operations. However, the Company's sources of liquidity may be inadequate if the Company is unable to meet its operating targets, which would cause the Company to seek covenant relief from its existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company's ability to incur additional debt, and the Company may be unable to secure equity or other financing.

The Company was recently informed that certain of the accelerated payment collection programs with its larger customers will be discontinued in 2005, and, in one instance, possibly early 2005. These programs have materially enhanced our liquidity in the past. At June 30, 2004, the Company had approximately $135 million outstanding under these programs. While the impact of the discontinuance of these programs will be partially offset by a greater utilization of our accounts receivable securitization facility, we will consider replacement accelerated payment programs offered on behalf of our customers. However, we may not be able to timely or fully replace these arrangements and the new terms of any such program may be less advantageous. If the Company is unable to replace these arrangements, it could adversely affect its liquidity and future covenant compliance under its senior secured credit facility.

8.    Subsidiary Preferred Stock Requirements

In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron Inc. preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. The difference between the initial recorded value and the initial liquidation preference is being accreted over the life of the stock using the effective interest method. During the second quarter of 2004, interest expense from subsidiary preferred stock accretion and dividend costs were $0.5 million and $10.1 million, respectively. The second quarter of 2003 interest expense from preferred stock accretion and dividend costs was $2.3 million and $6.7 million, respectively. For the six months ended June 30, 2004 interest expense from subsidiary preferred stock accretion and dividend costs were $1.0 million and $20.0 million, respectively. For the six months ended June 30, 2003 interest expense from subsidiary preferred stock accretion and dividend costs were $4.4 million and $13.2 million, respectively.

Effective April 2004, all 20,000 shares of the Series C Preferred Stock, which were held by Textron Inc, were converted to Series B Preferred Stock on an equivalent share basis. The primary difference between the Series C and Series B Preferred Stock is that Series C holders were entitled to participation in distributions of Products common equity tied to the appreciation in the value of Products common equity subsequent to the issuance date of the securities. Each holder received one share of Series B Preferred Stock for each share of Series C Preferred Stock.

9.    Receivables Facility and Non-Recourse Factoring Facilities

Receivables Facility

As of June 30, 2004 and December 31, 2003, Carcorp, Inc.'s total receivables pool, as defined under the receivables facility, was $219.1 million and $165.4 million, respectively. As of June 30, 2004 the utilization of the Receivables Facility was $100.0 million, and an additional $38.6 million was available, subject to limitations imposed under the Senior Secured Credit Facilities. At December 31, 2003, the utilization of the Receivables Facility was $73.7 million, and an additional $9.1 million was available, subject to limitations imposed under the Senior Secured Credit Facilities.

The Company is required to pay a fee of 0.50% on the unused portion of the facility. A discount on the sold receivables is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee that ranges from 1.25% to 2.25%. The discount rate at June 30, 2004 was 1.7%.

Non-Recourse Factoring Facilities

The Company had entered into various agreements with international lenders to sell accounts receivables of certain international operations on a non-recourse basis. As of June 30, 2004, the Company has utilized $158.9 million from these commitments. At December 31, 2003, the Company has utilized $126.6 million from these commitments. The funding levels and commitments by the lenders are based on the eligible receivables in the Company's subsidiaries in the various countries, including subsidiaries in Belgium, Brazil, Czech Republic, Germany, Italy, Mexico, Netherlands, Spain and Sweden. As of June 30, 2004, under the agreements, approximately $171.8 million of receivables have been sold, while the Company had retained an interest in $12.9 million on these sold receivables. At December 31, 2003, under the agreements, approximately $132.7 million of receivables had been sold, while the Company had retained an interest in $6.1 million on these sold receivables. The retained interest remains classified on the Company's balance sheet as trade receivables. Under the agreements, the Company usually pays a factoring fee and a discount on the daily utilization of the facility. The expenses related to these agreements are recorded in loss on sale of receivables on the income statement.

For the second quarter and year-to-date ended June 30, 2004, the loss on sale of receivables under the Receivable Facility and the non-recourse factoring facilities totaled $2.6 million and $4.8 million, compared to $1.3 million and $2.7 million for the second quarter and year-to-date ended June 30, 2003.

10.    Employee Benefit Plans

The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and six months ended June 30 for each year:

	Three months ended June 30				Six months ended June 30
	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Service cost	$3.8	$3.5	$0.3	$0.3	$7.6	$7.0	$0.6	$0.7
Interest cost	6.7	6.5	1.4	1.4	13.4	13.0	2.8	2.9
Expected return on plan assets	(7.4)	(6.8)	—	—	(14.8)	(13.6)	—	--
Amortization of prior service cost (gain)	0.1	0.1	(2.0)	(1.9)	0.2	0.2	(3.7)	(3.8)
Amortization of net loss/(gain)	1.6	1.5	(0.3)	(0.3)	3.2	3.0	(0.6)	(0.6)
Net periodic benefit cost (gain)	$4.8	$4.8	$(0.6)	$(0.5)	$9.6	$9.6	$(0.9)	$(0.8)

The Company previously disclosed that it expected to contribute $10.9 million to its pension plans in 2004. Through the second quarter ended June 30, 2004, $5.5 million has been contributed.

The effect of "Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the "Act") was to reduce the benefit gain, including service cost, interest cost and amortization of the actuarial experience gain, by $0.1 million and $0.1 million for the three and six months ended June 30, 2004, respectively. The effect on the actuarial liability was a reduction of $3.0 million and is being accounted for as an actuarial gain, in accordance with guidance from the Financial Accounting Standards Board ("FASB") Staff Position 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." As a result, the gain will be amortized as a reduction of our periodic expense and balance sheet liability over the estimated future lifetime of the active employees, depending on the plan.

On June 24, 2004, the Company announced that postretirement medical subsidies for all non-union medical plans and all postretirement life insurance (except for union and executive plans) would be eliminated effective January 1, 2006. Accordingly, these events are treated as an amendment with curtailments as appropriate for each plan. The effect of the plan amendments for the six months ended June 30, 2004 resulted in the Company recognizing a $0.6 million postretirement benefit to selling, general and administrative expenses. For the remaining quarters of 2004 the Company expects to recognize approximately $20 million before taxes in postretirement benefits, of which approximately $3 million ($2 million, net of taxes) will be classified as income from discontinued operations, relating to the effect of the plan amendments. Additionally, in 2005, the Company expects to recognize approximately $50 million before taxes in postretirement benefits, of which approximately $11 million ($7 million, net of taxes) will be classified as income from discontinued operations, relating to the effect of the plan amendments.

11.    Restructuring and Impairment

Activity related to the restructuring reserve is as follows (in millions):

	Severance Costs	Lease Commitments and Other Exit Costs	Total
Restructuring reserves:
Balance at beginning of year	$21.6	$9.3	$30.9

2004 Expense:
2nd quarter 2003 program	0.1	—	0.1
3rd quarter 2003 program	0.8	—	0.8
4th quarter 2003 program (includes $1.0 million of adjustments to prior years expenses)	(0.8)	—	(0.8)
1st quarter 2004 program	7.6	1.8	9.4
2nd quarter 2004 program	9.1	1.3	10.4
Total net expense	16.8	3.1	19.9
Costs paid	(14.2)	(4.5)	(18.7)
Ending balance at June 30, 2004	$24.2	$7.9	$32.1

3rd quarter 2003 restructuring:
Costs expected	$21.2	$6.8	$28.0
Costs paid in 2004	3.8	0.6	4.4
Costs paid to date	11.6	3.7	15.3

	Severance Costs	Lease Commitments and Other Exit Costs	Total

4th quarter 2003 restructuring
Costs expected	$6.8	$1.7	$8.5
Costs paid in 2004	2.7	0.9	3.6
Costs paid to date	5.5	0.9	6.4

1st quarter 2004 restructuring
Costs expected	$7.6	$1.8	$9.4
Costs paid in 2004	3.3	0.7	4.0
Costs paid to date	3.3	0.7	4.0

2nd quarter 2004 restructuring
Costs expected	$9.1	$1.3	$10.4
Costs paid in 2004	1.3	—	1.3
Costs paid to date	1.3	—	1.3

During the second quarter 2004, the Company undertook a restructuring program to rightsize its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $10.4 million. The 2004 charge included approximately $9.1 million of severance cost and $1.3 million of costs related to the establishment of accruals for lease commitments and other exit costs. The Company's restructuring plan includes severance of approximately 550 personnel, with approximately 250 personnel from the Company's U.S. and Mexico Plastics segment, approximately 10 from the International Plastics segment, approximately 250 from Global Soft Trim segment and approximately 40 from the Company's corporate locations. Additionally, the Company recognized a $27.4 million write down of assets related to the Company impairing $13.6 million of Intellimold assets, including a $2.7 million patent, acquired as part of the TAC-Trim acquisition. Additionally, the Company impaired $11.0 million of customer contracts as a result of changes in customer sourcing. The $2.8 million remaining fixed asset write down was related primarily to Global Soft Trim locations.

	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other	Total
2nd Quarter 2004 Restructuring:
Total costs expected	$1.3	$0.8	$5.9	$2.4	$10.4
Costs incurred in 2004	1.3	0.8	5.9	2.4	10.4
Costs incurred to date	1.3	0.8	5.9	2.4	10.4

During the first quarter 2004, the Company undertook a restructuring program to rightsize its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $9.4 million. The 2004 charge included approximately $7.6 million of severance cost and $1.8 million of costs related to the establishment of accruals for lease commitments and other exit costs. The Company's restructuring plan includes severance of approximately 260 personnel, with approximately 30 personnel from the Company's U.S. and Mexico Plastics segment, approximately 170 from the International Plastics segment, approximately 30 from Global Soft Trim segment and approximately 30 from the Company's corporate locations. Additionally, the Company recognized a $3.0 million write down of fixed assets related primarily to Global Soft Trim locations.

During the first quarter 2004, the Company incurred and recorded restructuring charges of $1.1 million for prior year programs. Also included in the 2004 charges is an adjustment related to a previously established accrual which did not require cash outlays of $1.0 million.

	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other	Total
1st Quarter 2004 Restructuring:
Total costs expected	$1.3	$1.9	$1.7	$4.5	$9.4
Costs incurred in 2004	1.3	1.9	1.7	4.5	9.4
Costs incurred to date	1.3	1.9	1.7	4.5	9.4

During the fourth quarter 2003, the Company undertook a restructuring program to rightsize its overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $9.3 million. The 2003 charge included approximately $7.6 million of severance cost and $1.7 million of costs related to the establishment of accruals for lease commitments and other exit costs. The Company restructuring plan includes severance of nearly 1,000 personnel, with approximately 100 personnel from the Company's U.S. and Mexico Plastics segment, approximately 500 from the International Plastics segment and approximately 400 from Global Soft Trim segment. Additionally, the Company recognized a $4.6 million write down of fixed assets related to U.S. and Mexico Plastics and Global Soft Trim locations.

	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other	Total
4th Quarter 2003 Restructuring:
Total costs expected	$0.9	$4.0	$2.6	$1.0	$8.5
Costs incurred in 2004	—	0.2	(1.0)	—	(0.8)
Costs incurred to date	0.9	4.0	2.6	1.0	8.5

During the third quarter 2003, the Company undertook a restructuring program to rightsize its overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $27.2 million. The 2003 charge included approximately $20.4 million of severance cost and $6.8 million of costs related to the establishment of accruals for lease commitments and other exit costs. The Company restructuring plan includes severance of nearly 1,600 personnel, with approximately 500 personnel from the Company's U.S. and Mexico Plastics segment, approximately 300 from the International Plastics segment, approximately 600 from the Global Soft Trim segment and approximately 200 from the Company's corporate locations. Additionally, the Company recognized a $2.2 million write down of fixed assets related primarily to International Plastics locations.

Included in the third quarter 2003 restructuring charge severance cost were charges related to the separation agreement with Jerry L. Mosingo, the former President and CEO. In August 2003, the Company's Board of Directors appointed David Stockman as CEO, in addition to retaining his position of Chairman. Under the terms of his separation agreement, Mr. Mosingo received $0.6 million in the third quarter of 2003 and will receive $0.2 million per quarter through December 31, 2004, $0.1 million for the quarter ending March 31, 2005 and other fringe and retirement benefits. The resulting third quarter 2003 restructuring charge was $5.3 million that includes the present value of future benefits of $2.8 million which is included in pension liability.

	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other	Total
3rd Quarter 2003 Restructuring:
Total costs expected	$6.3	$5.6	$5.9	$10.2	$28.0
Costs incurred in 2004	—	0.6	0.2	—	0.8
Costs incurred to date	6.3	5.6	5.9	10.2	28.0

During the second quarter 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on U.S. and Mexico operations resulting in a restructuring charge of $4.9 million. The 2003 charge included approximately $4.2 million of severance cost and $0.7 million of costs related to the establishment of reserves for lease commitments and other exit costs. The Company's restructuring plan includes severance of over 500 personnel. Of the 500 personnel approximately 450 were terminated in the second quarter of 2003 with approximately 170 personnel at the Company's International Plastics segment, approximately 160 at Global Soft Trim segment and approximately 120 at the Company's corporate locations. Additionally, the Company recognized a $0.8 million write down of fixed assets related to an International Plastics location. Restructuring charges related to the first quarter of 2004 for this program were $0.1 million for severance costs with less than $0.1 million of severance costs remaining to be charged during 2004 and 2005.

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

Under the Services Agreement, the Company is obligated to pay to Heartland a $4.0 million annual advisory fee payable in quarterly installments and reimburse its out-of-pocket expenses related to the services it provides. The Company has also agreed to pay a fee of 1% of the total enterprise value of certain acquisitions and dispositions. For the quarter and six months ended June 30, 2004, the Company recorded total fees of $1.0 million and $2.0 million, respectively. For the quarter and six months ended June 30, 2003, the Company recorded total fees of $1.0 million and $2.0 million, respectively.

In addition, the Services Agreement with Heartland contemplates that the Company may pay additional fees to Heartland for services rendered in connection with a range of financing transactions. In March 2004, the Company's Board of Directors, including the disinterested and independent directors of the Board, approved a fee of $1.0 million to Heartland for its services rendered in connection with the 2004 amendments to the Company's credit facility to add a supplemental revolving credit facility. On May 6, 2004, the Company's Board of Directors, including the disinterested and independent directors of the Board, approved an amendment of the Services Agreement to provide for a fee of up to $5.0 million related to services rendered in connection with the expected notes offering and a fee of 1% of the gross proceeds of certain future financings, excluding the amendment and restatement of our senior secured credit facility. Additionally, in the second quarter the Company's Board of Directors, including the disinterested and independent directors of the Board, approved a fee of $0.2 million to Heartland for its services rendered in connection with various sale-leaseback transactions in Europe.

Charles E. Becker Transactions

For the quarter and six months ended June 30, 2004, the Company recorded total lease payments of $2.1 million and $4.2 million, respectively, under various lease agreements. For the quarter and six months ended June 30, 2003, the Company recorded total lease payments of $4.0 million and $7.8 million, respectively, under various lease agreements.

The Company has announced that Charles Becker has resigned as director of the Company effective as of May 6, 2004.

Elkin McCallum Transactions

In 2004 and 2003, the Company engaged in ordinary course transactions with entities controlled by Mr. McCallum for the purchase and sale of goods and services as part of ongoing business relationships.

The Company recorded purchases for goods and services from entities controlled by Mr. McCallum of $1.1 million and $3.3 million for the quarter and six months ended June 30, 2004, respectively, and $5.7 million and $11.1 million (net $1.2 million of rebates) for the quarter and six months ended June 30, 2003, respectively, for goods and services purchased. The rebates received from Mr. McCallum relate to knit and woven automotive fabrics provided by entities controlled by Mr. McCallum under the Supply Agreement and Transition Agreement executed in connection with the 2001 Joan acquisition. Supplier rebates such as these are common in the automotive industry as part of ongoing price negotiations and adjustments. The rebates from Mr. McCallum totaled $14.7 million over the duration of the agreements. In addition, the Company recorded sales to entities controlled by Mr. McCallum of $1.5 million and $3.4 million for the quarter and six months ended June 30, 2004, respectively, and $1.2 million and $4.5 million for the quarter and six months ended June 30, 2003, respectively.

The following table summarizes the balances outstanding from entities controlled by Mr. McCallum (in millions):

	June 30, 2004	December 31, 2003
Accounts Receivable	$4.8	$2.7
Accounts Payable	2.0	1.0

The Company has announced that Elkin McCallum has resigned as director of the Company effective as of May 6, 2004.

13.    Income Taxes

The Company recognized an income tax benefit of $3.5 million and an income tax expense of $7.8 million for the quarter ended June 30, 2004 and 2003. The Company recognized an income tax benefit of $3.6 million and an income tax expense of $8.7 million for the six months ended June 30, 2004 and 2003. The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of intercompany financing.

14.    Information About the Company's Operations

In conjunction with the 2003 restructurings, the Company changed its reportable segments to align with organization changes and senior management responsibilities. The Company's reportable segments consist of U.S. and Mexico Plastics, International Plastics and Global Soft Trim. International Plastics includes international plastics operations, including Canada but excluding Mexico. The U.S. and Mexico Plastics and International Plastics segments include interior trim components such as door panels, instrument panels, consoles, package trays and cargo management systems, exterior trim components such as bumper fascias and cladding and fully assembled cockpit systems and components thereof. The Global Soft Trim segment includes molded non-woven and tufted carpet, alternative molded flooring, accessory mats and acoustics systems consisting of absorbing materials, damping materials, engine compartment noise vibration and harshness systems, interior insulators, seat body cloth, insert fabric, headliner fabric, convertible roof systems, hard top retractable roof systems, tonneau covers and actuation systems. The Company changed the composition of its reportable segments on January 1, 2003 and further redefined the segments beginning July 1, 2003 and restated prior period segment data to be comparable.

The Company evaluates performance based on operating profit or loss. Information about the Company's divisions is presented below (in millions):

	Quarter Ended June 30, 2004
	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other(a)	Total
External revenues	$327.7	$380.1	$328.7	$—	$1,036.5
Inter-segment revenues	8.9	3.5	0.1	(12.5)	—
Interest expense from preferred stock requirement	—	—	—	10.6	10.6
Depreciation and amortization	11.5	10.7	12.0	2.3	36.5
Operating income (loss)	3.7	11.3	28.9	(17.8)	26.1
Goodwill	755.8	330.8	274.4	—	1,361.0
Total assets	1,059.6	805.6	672.5	624.1	3,161.8
Capital expenditures	10.9	11.2	14.5	5.6	42.2

	Quarter Ended June 30, 2003
	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other(a)	Total
External revenues	$335.1	$338.9	$359.5	$—	$1,033.5
Inter-segment revenues	3.6	4.4	.4	(8.4)	—
Interest expense from preferred stock requirement	—	—	—	9.0	9.0
Depreciation and amortization	10.3	10.2	11.6	2.1	34.2
Operating income (loss)	18.1	(3.9)	47.5	(17.6)	44.1
Goodwill	707.3	344.0	274.4	—	1,325.7
Total assets	1,027.1	822.5	709.7	682.9	3,242.2
Capital expenditures	10.2	13.5	12.3	3.7	39.7

	Six Months Ended June 30, 2004
	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other(a)	Total
External revenues	$685.9	$753.2	$663.6	$—	$2,102.7
Inter-segment revenues	13.5	7.3	0.4	(21.2)	—
Interest expense from preferred stock requirement	—	—	—	21.0	21.0
Depreciation and amortization	23.6	21.1	23.9	4.9	73.5
Operating income (loss)	24.3	9.7	61.9	(39.9)	56.0
Goodwill	755.8	330.8	274.4	—	1,361.0
Total assets	1,059.6	805.6	672.5	624.1	3,161.8
Capital expenditures	23.4	25.6	25.6	7.5	82.1

	Six Months Ended June 30, 2003
	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other(a)	Total
External revenues	$706.2	$644.1	$718.3	$—	$2,068.6
Inter-segment revenues	6.8	8.8	0.8	(16.4)	—
Interest expense from preferred stock requirement	—	—	—	17.6	17.6
Depreciation and amortization	21.4	19.4	23.1	3.7	67.6
Operating income (loss)	32.3	(19.3)	90.8	(40.5)	63.3
Goodwill	707.3	344.0	274.4	—	1,325.7
Total assets	1,027.1	822.5	709.7	682.9	3,242.2
Capital expenditures	17.1	18.8	34.0	5.2	75.1

(a)	Other includes the Company's non-operating units and the effect of eliminating entries. During 2004 and 2003, certain corporate costs that were previously included at the divisional units were included in the Other category. Those costs that could be attributed to a divisional unit were allocated back to the appropriate division. Operating income (loss) for the six months ended June 30, 2004 reflects: $43.6 million, $35.7 million and $24.7 million of corporate costs allocated back to U.S. and Mexico

Plastics, International Plastics and Global Soft Trim, respectively. Operating income (loss) for the six months ended June 30, 2003 reflects: $20.2 million, $34.8 million and $14.8 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively.

Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
DaimlerChrysler AG	33.7%	28.8%	32.0%	29.5%
General Motors Corporation	18.0%	20.7%	19.3%	21.2%
Ford Motor Company	26.3%	25.0%	27.0%	24.9%

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

The Company is currently engaged in investigating or remediating certain sites as discussed in the paragraphs below. In estimating the cost of investigation and remediation, the Company considered, among other things, its prior experience in remediating contaminated sites, remediation efforts by other parties, data released by the United States Environmental Protection Agency ("USEPA"), the professional judgment of the Company's environmental experts, outside environmental specialists and other experts and the likelihood that other identified PRPs will have the financial resources to fulfill their obligations at sites where they and the Company may be jointly and severally liable. It is difficult to estimate the total cost of investigation and remediation due to various factors including:

•	incomplete information regarding particular sites and other PRPs;

•	uncertainty regarding the nature and extent of environmental problems and the Company's share, if any, of liability for such problems;

•	the ultimate selection among alternative approaches by governmental regulators;

•	the complexity and evolving nature of environmental laws, regulations and governmental directives and

•	changes in cleanup standards.

The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place during 2005. The Company is a defendant in three lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of June 30, 2004, the Company has accrued $11.4 million for Cardinal Landfill.

The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group is currently engaged in the preparation of a remediation design. The Consent Decree requires that a remedy for the site be in place during 2004. As of June 30, 2004, the Company has accrued $8.5 million for Dover.

Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. Another Consent Decree resolving the USEPA claim for past oversight costs was signed during 2003, and a payment of $7.3 million was made during the third quarter of 2003. As of June 30, 2004, the Company has accrued $6.4 million for Stamina Mills.

The Company is working with the Michigan Department of Environmental Quality ("MDEQ") to investigate and remediate soil and groundwater contamination at a former manufacturing plant in Mancelona, MI and at adjacent owned property formerly used for the treatment and disposal of plating waste. MDEQ is likely to require remediation of groundwater contamination. In addition, the Company is incurring costs in connection with the provision of alternate water supplies to residences in the area.

The current owner of one of the Company's former manufacturing plants located in Bowling Green, Ohio has entered into an Administrative Order on Consent with the Ohio Environmental Protection Agency ("OEPA") requiring investigation and remediation of contamination at the site. The Company is reimbursing the current owner for costs associated with ongoing groundwater monitoring and, following selection of an appropriate remedy by OEPA, will assume 90% of future remediation costs.

In the 1980's and 1990's, the California Regional Water Quality Control Board ("CRWQCB") and other state agencies ordered a predecessor of the Company to investigate and remediate soil and groundwater contamination at a former lumber treatment plant in Elmira, CA. In 1996, the Company entered into an agreement with the State of California to conduct long-term operation and maintenance of the remedy implemented at the site.

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

The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with accounting principles generally accepted in the United States of America. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of June 30, 2004 and December 31, 2003, total reserves for these environmental costs are approximately $47.5 million and $51.2 million, respectively.

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

Legal Proceedings

The Company and its subsidiaries have lawsuits and claims pending against them and have certain guarantees outstanding which were made in the ordinary course of business.

As of June 30, 2004, the Company was a party to approximately 916 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company's former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $1.2 million or an average of less than $5,800 per settled case. The defense and settlement costs have been substantially covered by the Company's primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company's primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $600 million in aggregate for all claims made. The coverage may be impacted by matters described below. Based on the age of the boilers, the nature of the claims and settlements made to date and the insurance coverage, management does not believe that these cases will have a material impact on the Company's financial condition, results of operations or cash flows. However, the Company cannot assure that it will not be subjected to significant additional claims in the future in respect of these or other matters for which the insurance could be utilized, that insurance will be available as expected, that the matters described below may not impact the Company's coverage or that unanticipated damages or settlements in the future would not exceed insurance coverage.

In 1988, the Company divested its retail lumber and building materials business to Wickes Lumber Co. (now Wickes Inc.), which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in early 2004. As part of this divestiture, Wickes assumed responsibility for all liabilities associated with this business, including those associated with certain asbestos-related claims, and the Company agreed to give them access to its general liability insurance policies for such liabilities. These are, in several instances, the same policies referred to in the preceding paragraph. Wickes has been making claims against these policies for settlements of asbestos-related claims that it has characterized as insignificant as of late 2003 in its filings with the Securities and Exchange Commission. The Company has agreed to suspend making claims for other than defense costs to permit agreement upon a framework within the bankruptcy proceedings or otherwise for coordinating these claims as between the Company and Wickes. It is possible that resolution of these issues will await confirmation of a plan of reorganization for Wickes and that an equitable portion of the insurance will be made available for Wickes asbestos or other claimants, thereby reducing the coverage available to the Company for its own claims. Based upon the information available to the Company concerning Wickes' claims history, management does not believe these matters will materially and adversely affect the Company.

A purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland and ten current and former senior officers and/or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under. Four similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which are identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. On August 4, 2003, the court consolidated all five pending actions and appointed lead plaintiffs for the purported class. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on its financial condition, results of operations or cash flows.

The Company is a defendant in a lawsuit involving a sales commissions arrangement inherited from a predecessor company and its partial ownership of an extinguished joint venture. In September 2003, the Oakland County Circuit Court entered a judgment by default against the Company for $4.2 million based upon an inadvertent failure to produce a small number of documents that were to be produced with thousands of other documents that were delivered in the discovery process. The Company and its counsel believe that the default judgment was improperly entered and that damages were improperly assessed, and it has filed an appeal of the judgment with the Michigan Court of Appeals. The Company intends to vigorously pursue its appeal in this matter and has posted a letter of credit in the amount of the judgment as part of the normal appeal process. While management believes it has no liability to the plaintiff, the Company has established an appropriate reserve for this matter in an amount less than the amount of the current judgment.

The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company's management, based on the facts presently known to it, have a material effect on the Company's consolidated financial condition, future results of operations or cash flows.

Other Commitments

As of June 30, 2004, the Company's continuing operations had approximately $73.2 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company's previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition, future results of operations or cash flows.

16.    Other Comprehensive Loss

Total comprehensive income (loss) for the quarter and six months ended June 30, 2004 and June 30, 2003 are as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Comprehensive income (loss):
Net income (loss)	$(29.7)	$10.7	$(53.0)	$(15.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5.2)	47.2	(12.1)	59.5
	$(34.9)	$57.9	$(65.1)	$44.0

17.    Consolidating Financial Statements

Products issued Senior Notes in a total principal amount of $500.0 million in December 2001. The Senior Notes are guaranteed by the Company and all of the Company's wholly owned domestic subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries). In conjunction with certain sale-leaseback transactions, Products has issued lease payment guarantees on behalf of certain non-guarantor subsidiaries. Since these lease payments are guaranteed, the leases are treated as capital lease obligations in the separate financial statements of those subsidiaries, but eliminated for consolidated financial statement purposes. The following are consolidating financial statements of the Company, Products, and its guarantor and non-guarantor subsidiaries:

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended June 30, 2004
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
	(in millions)
Net sales	$—	$82.8	$509.2	$461.7	$(17.2)	$1,036.5
Cost of goods sold	—	58.6	449.5	427.9	(17.2)	918.8
Selling, general and administrative expenses		72.2	(18.9)	(6.6)	7.1	53.8
Restructuring charge	—	2.1	2.5	5.8	—	10.4
Impairment of long-lived assets	—	—	24.2	3.2	—	27.4
Operating income (loss)		(50.1)	51.9	31.4	(7.1)	26.1
Interest expense, net of interest income	—	37.5	—	3.2	(0.4)	40.3
Interest expense from subsidiary preferred stock dividends	—	10.1	—	—	—	10.1
Interest expense from subsidiary preferred stock accretion	—	0.5	—	—	—	0.5
Intercompany interest	—	(3.3)	(4.3)	7.6	—	—
Loss on sale of receivables	—	0.2	—	2.4	—	2.6
Other expense (income), net	—	2.0	3.4	(0.2)	0.6	5.8
Income (loss) from continuing operations before income taxes	—	(97.1)	52.8	18.4	(7.3)	(33.2)
Income tax expense (benefit)	—	(19.8)	19.7	(3.4)	—	(3.5)
Income (loss) from continuing operations	—	(77.3)	33.1	21.8	(7.3)	(29.7)
Equity in net income (loss) of subsidiaries	(29.7)	47.6	18.2	—	(36.1)	—
Net income (loss)	$(29.7)	$(29.7)	$51.3	$21.8	$(43.4)	$(29.7)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended June 30, 2003
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
	(in millions)
Net sales	$—	$84.2	$571.7	$377.6	$—	$1,033.5
Cost of goods sold	—	60.3	508.4	345.7	—	914.4
Selling, general and administrative expenses	0.1	48.5	7.4	13.3	—	69.3
Restructuring charge	—	—	3.5	1.4	—	4.9
Impairment of long-lived assets	—	—	—	0.8	—	0.8
Operating income (loss)	(0.1)	(24.6)	52.4	16.4	—	44.1
Interest expense, net of interest income	—	35.5	(0.4)	2.4	—	37.5
Interest expense from subsidiary preferred stock dividends	—	6.7	—	—	—	6.7
Interest expense from subsidiary preferred stock accretion	—	2.3	—	—	—	2.3
Intercompany interest	—	(8.3)	(4.3)	12.6	—	—
Loss on sale of receivables	—	0.1	0.5	0.7	—	1.3
Other expense (income), net	—	(0.3)	5.9	(28.2)	0.4	(22.2)
Income (loss) from continuing operations before income taxes	(0.1)	(60.6)	50.7	28.9	(0.4)	18.5
Income tax expense (benefit)	—	(11.7)	11.2	8.3	—	7.8
Income (loss) from continuing operations	(0.1)	(48.9)	39.5	20.6	(0.4)	10.7
Cumulative effect of change in accounting principle, net of income taxes	—	0.2	—	(0.2)	—	—
Equity in net income (loss) of subsidiaries	10.8	59.5	10.6	—	(80.9)	—
Net income (loss)	$10.7	$10.8	$50.1	$20.4	$(81.3)	$10.7

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2004
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
	(in millions)
Net sales	$—	163.9	1,051.4	903.6	$(16.2)	$2,102.7
Cost of goods sold	—	118.0	938.0	842.9	(16.2)	1,882.7
Selling, general and administrative expenses		124.8	(18.3)	(0.1)	7.3	113.7
Restructuring charge	—	5.7	4.0	10.2	—	19.9
Impairment of long-lived assets	—	—	25.3	5.1	—	30.4
Operating income (loss)		(84.6)	102.4	45.5	(7.3)	56.0
Interest expense, net of interest income	—	74.6	—	6.6	(0.7)	80.5
Interest expense from subsidiary preferred stock dividends	—	20.0	—	—	—	20.0
Interest expense from subsidiary preferred stock accretion	—	1.0	—	—	—	1.0
Intercompany interest	—	(7.0)	(8.7)	15.7	—	—
Loss on sale of receivables	—	0.3	—	4.5	—	4.8
Other expense (income), net	—	2.5	8.1	(4.4)	0.1	6.3
Income (loss) from continuing operations before income taxes	—	(176.0)	103.0	23.1	(6.7)	(56.6)
Income tax expense (benefit)	—	(37.3)	38.7	(5.0)	—	(3.6)
Income (loss) from continuing operations	—	(138.7)	64.3	28.1	(6.7)	(53.0)
Equity in net income (loss) of subsidiaries	(53.0)	85.7	22.2	—	(54.9)	—
Net income (loss)	$(53.0)	$(53.0)	$86.5	$28.1	$(61.6)	$(53.0)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2003
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
	(in millions)
Net sales	$—	$163.2	$1,197.3	$719.2	$(11.1)	$2,068.6
Cost of goods sold	—	115.8	1,068.2	673.3	(11.1)	1,846.2
Selling, general and administrative expenses	0.1	99.2	13.8	22.2	—	135.3
Restructuring charge	—	—	3.5	1.4	—	4.9
Impairment of long-lived assets	—	—	10.4	8.5	—	18.9
Operating income (loss)	(0.1)	(51.8)	101.4	13.8	—	63.3
Interest expense, net of interest income	—	70.7	(0.5)	3.3	—	73.5
Interest expense from subsidiary preferred stock dividends	—	13.2	—	—	—	13.2
Interest expense from subsidiary preferred stock accretion	—	4.4	—	—	—	4.4
Intercompany interest	—	(13.7)	(9.3)	23.0	—	—
Loss on sale of receivables	—	0.1	0.5	2.1	—	2.7
Other expense (income), net	—	0.5	12.1	(37.2)	0.9	(23.7)
Income (loss) from continuing operations before income taxes	(0.1)	(127.0)	98.6	22.6	(0.9)	(6.8)
Income tax expense (benefit)	—	(33.2)	32.2	9.7	—	8.7
Income (loss) from continuing operations	(0.1)	(93.8)	66.4	12.9	(0.9)	(15.5)
Cumulative effect of change in accounting principal, net of income taxes	—	0.2	—	(0.2)	—	—
Equity in net income (loss) of subsidiaries	(15.4)	78.2	(3.2)	—	(59.6)	—
Net income (loss)	$(15.5)	$(15.4)	$63.2	$12.7	$(60.5)	$(15.5)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	As of June 30, 2004
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(31.3)	$31.7	$10.6	$—	$11.0
Accounts and other receivables, net	—	4.6	54.2	240.9	2.0	301.7
Inventories	—	12.7	93.3	61.8	(0.1)	167.7
Other	—	47.2	84.8	65.3	—	197.3
Total current assets	—	33.2	264.0	378.6	1.9	677.7
Investment in subsidiaries	375.2	1,721.8	(16.7)	—	(2,080.3)	—
Property, plant and equipment, net	—	55.5	330.1	429.7	(33.3)	782.0
Goodwill	—		1,100.6	260.4	—	1,361.0
Other assets	—	257.7	14.5	68.9	—	341.1
	$375.2	$2,068.2	$1,692.5	$1,137.6	$(2,111.7)	$3,161.8
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$21.4	$—	$21.4
Current maturities of long-term debt and capital lease obligations	—	11.8	—	3.3	—	15.1
Accounts payable	—	44.8	265.0	296.2	—	606.0
Accrued expenses	—	128.2	17.2	83.1	—	228.5
Total current liabilities	—	184.8	282.2	404.0	—	871.0
Long-term debt and capital lease obligations	—	1,302.5	—	36.7	(25.5)	1,313.7
Mandatorily redeemable preferred stock of subsidiary	—	182.2	—	—	—	182.2
Intercompany payable (receivable)	—	(215.4)	(310.2)	525.6	—	—
Other, including pensions and post-retirement benefit obligation	—	238.9	74.1	106.7	—	419.7
Total liabilities	—	1,693.0	46.1	1,073.0	(25.5)	2,786.6
Total common stockholders' equity (deficit)	375.2	375.2	1,646.4	64.6	(2,086.2)	375.2
	$375.2	$2,068.2	$1,692.5	$1,137.6	$(2,111.7)	$3,161.8

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

	As of December 31, 2003
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(71.2)	$78.4	$6.0	$—	$13.2
Accounts and other receivables, net	—	1.1	34.4	220.4	1.4	257.3
Inventories	—	14.2	96.2	59.0	—	169.4
Other	—	47.8	105.4	59.0	—	212.2
Total current assets	—	(8.1)	314.4	344.4	1.4	652.1
Investment in subsidiaries	440.3	1,655.0	(1.6)	—	(2,093.7)	—
Property, plant and equipment, net	—	55.9	348.1	442.8	(12.7)	834.1
Goodwill	—	—	948.9	414.2	—	1,363.1
Other assets	—	276.0	11.4	54.5	—	341.9
	$440.3	$1,978.8	$1,621.2	$1,255.9	$(2,105.0)	$3,191.2
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$16.0	$—	$16.0
Current maturities of long-term debt and capital lease obligations	—	27.8	0.1	3.6	—	31.5
Accounts payable	—	46.0	301.4	291.5	—	638.9
Accrued expenses	—	146.9	2.2	90.4	(0.6)	238.9
Total current liabilities	—	220.7	303.7	401.5	(0.6)	925.3
Long-term debt and capital lease obligations	—	1,230.1	—	20.0	(12.4)	1,237.7
Mandatorily redeemable preferred stock of subsidiary	—	161.2	—	—	—	161.2
Intercompany payable (receivable)	—	(317.3)	(215.7)	533.0	—	—
Other, including pensions and post-retirement benefit obligation	—	243.8	74.9	108.0	—	426.7
Total liabilities	—	1,538.5	162.9	1,062.5	(13.0)	2,750.9
Total common stockholders' equity (deficit)	440.3	440.3	1,458.3	193.4	(2,092.0)	440.3
	$440.3	$1,978.8	$1,621.2	$1,255.9	$(2,105.0)	$3,191.2

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2004
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$151.9	$(119.3)	$(56.4)	$—	$(23.8)
INVESTING ACTIVITIES
Additions to property, plant and equipment and other non-current assets	—	(5.4)	(36.5)	(40.2)	—	(82.1)
Sales of property, plant and equipment	—	—	14.6	23.9	—	38.5
Net cash used in investing activities	—	(5.4)	(21.9)	(16.3)	—	(43.6)
FINANCING ACTIVITIES
Issuance of long-term debt	—	185.9	—	—	—	185.9
Repayment of long-term debt	—	(190.6)	—	(1.7)	—	(192.3)
Decrease in short-term borrowings	—	—	—	6.5	—	6.5
Net borrowings (repayments) on revolving credit facilities	—	—	—	66.3	—	66.3
Intercompany transfers to (from) subsidiary	—	(101.9)	94.5	7.4	—	—
Net cash provided by (used in) financing activities	—	(106.6)	94.5	78.5	—	66.4
Effect of exchange rate changes on cash	—	—	—	(1.2)	—	(1.2)
Increase (decrease) in cash and cash equivalents	—	39.9	(46.7)	4.6	—	(2.2)
Cash and cash equivalents at beginning of period	—	(71.2)	78.4	6.0	—	13.2
Cash and cash equivalents at end of period	$—	$(31.3)	$31.7	$10.6	$—	$11.0

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2003
	Parent	Issuer	Guarantors	Non- Guarantors	Eliminations	Consolidated Total
	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$63.6	$(48.2)	$44.9	$—	$60.3
INVESTING ACTIVITIES
Additions to property, plant and equipment and other non-current assets	—	(8.7)	(40.5)	(25.9)	—	(75.1)
Sales of property, plant and equipment	—	—	—	3.3	—	3.3
Payments of acquisitions and related costs	—	—	(33.1)	—	—	(33.1)
Net cash used in investing activities	—	(8.7)	(73.6)	(22.6)	—	(104.9)
FINANCING ACTIVITIES
Issuance of long-term debt	—	—	0.8	0.3	—	1.1
Repayment of long-term debt	—	(11.3)	—	(0.9)	—	(12.2)
Decrease in short-term borrowings	—	—	—	(5.5)	—	(5.5)
Net borrowings (repayments) on revolving credit facilities	—	—	—	18.0	—	18.0
Intercompany transfers to (from) subsidiary	—	(43.6)	128.3	(84.7)	—	—
Net cash provided by (used in) financing activities	—	(54.9)	129.1	(72.8)	—	1.4
Effect of exchange rate changes on cash	—	—	—	2.0	—	2.0
Increase (decrease) in cash and cash equivalents	—	—	7.3	(48.5)	—	(41.2)
Cash and cash equivalents at beginning of period	—	0.2	0.3	80.8	—	81.3
Cash and cash equivalents at end of period	$—	$0.2	$7.6	$32.3	$—	$40.1

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis of our financial condition and results of operations includes statements concerning our expectations for our industry and our performance. These statements are forward-looking statements and are subject to numerous risks and uncertainties, including those highlighted elsewhere under "Cautionary Statements Concerning Forward-Looking Information and Risk Factors." Our actual results may differ materially from those contained or implied by the following discussion.

Introduction

The Company is a global leader in the design, engineering and manufacturing of automotive interior components, including instrument panels, fully assembled cockpit modules, floor and acoustic systems, automotive fabric and interior trim, as well as exterior trim and convertible roof systems. In reviewing the Company's results for the periods discussed, consideration should be given to the following critical events: the impact of the material acquisitions that we have made, the numerous restructuring and acquisition integration activities that we have undertaken, the material impact of general economic conditions in North America and within our industry specifically, the increasingly difficult customer and competitive environment, the capital intensive nature of our business and our high degree of leverage and liquidity and debt maturity position.

Key Factors Impacting Our Reported Results.    Critical factors affecting our ability to succeed include the following:

•	Automotive Sales and OEM Production Levels. In North America, the Company manufactures components for approximately 90% of all light vehicle production platforms. Sales are primarily made to North American based global OEMs, as well as Asian and European based global OEMs. The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and Western European vehicle production. The Company's sales results are influenced heavily by the volume of OEM production of light vehicles ("builds") in the markets it serves. Industry wide NAFTA builds were up almost 1% for the quarter ended June 30, 2004 versus the same period of 2003 and were flat for the six month comparable periods. Within NAFTA, the builds of the Big 3 OEM's were down approximately 1% and 3% for the quarter and six month period over period, respectively. Industry wide, for Europe, second quarter and six month builds were relatively flat for 2004 compared to 2003, while builds in South America were up 24% for the second quarter period over period and up 25% for the six month comparable periods.

•	Our relationships with our customers. Collins & Aikman does business with all of the world's largest vehicle manufacturers including Ford, General Motors, DaimlerChrysler, Toyota, Honda, Nissan, Volkswagen, Renault and Porsche. These relationships have typically developed over a period of many years, and have, in many cases, been enhanced by the Company's recent acquisitions, which have provided the Company with a resulting global footprint and capacity to supply a full range of interior products. In each case, there is a complex mutual dependency and cooperation between the Company and its customers necessary to ensure that vehicle programs are successful in key areas of quality, timing and cost. At the same time, customer expectations are evolving, as vehicle manufacturers continue to outsource more design and integration responsibilities to the Company and other Tier 1 suppliers. As a result, customer satisfaction, especially at critical inflexion points (such as new vehicle launches and vehicle refreshes), has become more complicated and places significant demands on the Company's resources. Also, there is an inherent tension between the Company and its customers resulting from intense competition and pricing pressures within the industry. For example, OEM customers in the automotive industry attempted to impose price decreases and givebacks. Such attempted price decreases were generally in the 2% to 4% range. Several reductions have been agreed to, and others are currently being negotiated with OEMs and pressures may increase if overall economic and industry conditions do not improve. Finally, on some vehicle programs involving component integration at the Tier 1-level, the Company is either a supplier to, or a customer of, some of its largest Tier 1 competitors, such as Delphi, Visteon and Lear. These types of arrangements are becoming more common within the industry and add a new level of complexity to customer relationships, including the relationship with the vehicle manufacturer as the ultimate customer.

•	Our ability to secure profitable new business. The Company actively pursues new business opportunities with its traditional customer base as well as with potential new customers. The Company seeks to distinguish itself on a variety of factors, including its global footprint, its capacity to supply a full range of interior products and its full-service capabilities (such as design, engineering, manufacturing and quality services). There is intense competition and pricing pressure on all of these opportunities. Price is typically achieved through direct negotiations with the customer, but in certain instances customers have utilized auctions or relied on benchmarking data that have included reputed world class suppliers in emerging markets. At the same time, the Company seeks to manage its cost structure through a variety of strategies, such as vertical integration initiatives that provide greater cost control opportunities. For example, since the Company is a major purchaser of raw materials like resins, it can arrange favorable supply contracts and benefit broadly from material science developments and product simplification. Additionally, the Company believes that it has the world's largest fleet of injection molding equipment for automotive products, which provides a unique ability to benefit from process improvements and best practices with respect to its plastics products on a global basis.

•	Our ability to successfully realize the benefits of our restructuring and integration initiatives. The Company has undertaken a series of restructuring and integration initiatives to rationalize first its global manufacturing footprint and more recently its salaried workforce, including home office headcount. These activities are expected to have the following primary benefits: First, the Company has closed about 20 subscale plants and other facilities such as warehouses and consolidated activity into 80 world-class operations, which will result in a significant densification of production and resulting gains in fixed cost absorption and operating efficiencies. Second, the Company is beginning to win more "bundled" awards — with a full range of slush molded, injection molded and carpet, acoustics and fabric components on new vehicle programs. And third, the Company's salaried workforce will shrink by more than 20% from the legacy levels, while effectiveness and customer service levels will improve due to consolidation, standardization and level-loading of support infrastructure.

•	The impact of raw materials and energy costs. The Company is a significant consumer of plastic resins and polyester and nylon fibers, which presents both a challenge and an opportunity for the Company. The challenge results from the Company's sensitivity to price movements in these raw materials (such as those related to recent short run spikes in the oil market), while the opportunity arises from the Company's ability to leverage its buying power as, in management's opinion, the largest single automotive grade resin buyer in the world. The Company has largely been able to avoid these pricing pressures due to its ability to negotiate with a variety of global suppliers and to shift volume from one supplier to another. However, it is possible that the Company may begin to see increased cost pressure if the spikes in the oil market continue. The Company's customers have historically been reluctant to provide pricing relief based on this type of raw material cost increases, as recently demonstrated in the handling of the recent near tripling of global steel prices.

•	Our liquidity and capital resources. The Company is highly leveraged, due primarily to financing associated with recent acquisitions. Another contributing factor has been that most new business awards in the automotive industry require that suppliers advance certain costs relating to tooling and engineering and design services, which in some cases are incurred years before vehicle launch and are reimbursed over many years following vehicle launch as part of the piece price. In February 2004, the Company obtained amendments to its credit facilities that significantly loosened the principal financial covenants. The Company also obtained an additional revolving credit facility of $100 million and a new term loan in the amount of $185 million, the proceeds of which were used to pre-fund debt amortization requirements. As a result, the Company has greatly improved its financial flexibility and liquidity and has no significant amortization requirements until June 2005.

Impact of Acquisitions.    Our results for the periods discussed have been impacted by several key acquisitions, which, together with related financing transactions, have substantially increased revenues and cash flow and materially altered the Company's capital and operating structure.

For example, in 2001, the Company completed three key acquisitions: (1) the acquisition of Becker Group L.L.C., a leading supplier of plastic components to the automotive industry, (2) the acquisition of Joan Automotive Fabrics, a leading supplier of body cloth to the automotive industry, and Joan's affiliated yarn dyeing operation, Western Avenue Dyers, L.P., and (3) the acquisition of Textron Automotive Company's Trim division (TAC-Trim), one of the largest suppliers of instrument panels and fully assembled cockpit modules and a major automotive plastics manufacturer of interior and exterior trim components in North America, Europe and South America. These acquisitions, together with the Company's 2002 acquisition of Southwest Laminates, a fabric lamination business, contributed approximately $2 billion of additional net sales in 2002 and drove the 113% increase in net sales from the prior year. In addition, these acquisitions were financed by varying combinations of the Company's common stock and preferred stock, warrants to purchase the Company's common stock, cash on hand and borrowings under a revolving credit facility, public issuances of debt and sales of the acquired companies' accounts receivable under the receivables facility.

The Company also completed the following acquisitions in 2002 and 2003: (1) the acquisition of Dutton Yarns' yarn texturizing business, (2) the acquisition of Delphi Corp.'s plastic injection molding plant and related equipment in Logroño, Spain, and (3) the acquisition from Textron of the remaining 50% interest of an Italian automotive joint venture. These transactions have likewise impacted the Company's financial results and capital structure, although not to the same degree as the transactions described above.

Impact of Integration Activities and Restructuring Initiatives.    We have devoted considerable efforts beginning in 2001 to properly integrate the acquired companies. We have also implemented a series of restructuring initiatives to ensure that the resulting combined operations have the proper structure and necessary resources to perform on a profitable basis. These initiatives were directed initially at establishing a proper, global manufacturing footprint and included combining and rationalizing the Company's legacy and acquired operations in North America, Europe and South America. More recent restructuring initiatives have focused on developing an appropriate overhead structure, including strengthening and streamlining the senior management team on a worldwide basis. As a consequence of these restructuring initiatives, the Company has incurred significant restructuring and impairment charges in each of 2001, 2002, 2003 and 2004 for severance costs, plant and office closures, equipment and lease impairments, contractual obligations and other restructuring activities, which have impacted cash flow, operating income and net income. For a more detailed description of these charges, see Note 11, "Restructuring and Impairment."

Key Indicators of Performance.    In evaluating our business, our management uses operating income as an important indicator of performance. In addition, management also considers EBITDA to be a useful proxy for measuring the cash generated by our business, and it is commonly used in the industry to analyze operating performance, liquidity and entity valuation. We define EBITDA as operating income plus depreciation and amortization. Management believes EBITDA to be a good measure of operating performance because cash generation is necessary for the Company to achieve many of the critical success factors outlined above, including investment in cost reduction activities, reducing leverage and improving liquidity. Additionally, management reviews return on invested capital, working capital changes and capital expenditures as critical financial performance metrics. Management also uses certain non-financial metrics of performance, including equipment utilization and efficiency; service, production and first time quality performance; set up and tool changeover time; employee turnover and absenteeism; and safety performance.

SEGMENT INFORMATION

The following table summarizes financial information for our operating segments:

	Quarter Ended June 30, 2004
	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other	Total
Net outside sales	$327.7	$380.1	$328.7	$—	$1,036.5
Gross profit	38.6	24.7	53.7	0.7	117.7
Operating income (loss)	3.7	11.3	28.9	(17.8)	26.1

	Quarter Ended June 30, 2003
	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other	Total
Net outside sales	$335.1	$338.9	$359.5	$—	$1,033.5
Gross profit	31.6	17.0	69.6	0.9	119.1
Operating income (loss)	18.1	(3.9)	47.5	(17.6)	44.1

	Six Months Ended June 30, 2004
	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other	Total
Net outside sales	$685.9	$753.2	$663.6	$—	$2,102.7
Gross profit	67.9	44.6	106.2	1.3	220.0
Operating income (loss)	24.3	9.7	61.9	(39.9)	56.0

	Six Months Ended June 30, 2003
	U.S. and Mexico Plastics	International Plastics	Global Soft Trim	Other	Total
Net outside sales	$706.2	$644.1	$718.3	$—	$2,068.6
Gross profit	67.4	21.1	132.6	1.3	222.4
Operating income (loss)	32.3	(19.3)	90.8	(40.5)	63.3

Results of Operations

Quarter Ended June 30, 2004 versus Quarter Ended June 30, 2003

Net Outside Sales:    Net outside sales for the second quarter 2004 increased $3.0 million to $1,036.5 million from the second quarter 2003. The increase in sales revenue is primarily attributable to two major new program launches totaling $25 million and $12 million related to increased volume to a Tier 1 customer assembly plant shut down by a tornado in the second quarter of 2003. Offsetting these increases were lower volumes in the Global Soft Trim segment of $28 million, a loss of $10 million due to changes in customer sourcing and a $7 million one-time commercial recovery in the second quarter of 2003. Foreign exchange gains of $23 million were offset by commercial items of $10 million, which includes pricing and contractual agreements and the net effect of other build volumes and mix.

Net outside sales for the U.S. and Mexico Plastics segment decreased 2%, or $7.4 million, to $327.7 million from the second quarter 2003. An increase in sales revenue attributable to a major new program launch of $15 million and $12 million related to increased volume to a Tier 1 customer assembly plant shut down by a tornado in the second quarter of 2003 is offset by lower US content on a significant customer product changeover of $22 million, a loss of $10 million due to changes in customer sourcing, commercial items of $2 million and the net effect of other build volumes and mix.

Net outside sales for the International Plastics segment increased 12% to $380.1 million from the second quarter 2003. The increase is primarily due to a major new program launch of $31 million, as well as, $19 million from favorable foreign currency exchange rates. The increase was partially offset by a decrease in commercial items of $8 million, which includes a $7 million one-time recovery in 2003.

Net outside sales for the Global Soft Trim segment decreased 9% to $328.7 million, compared to the second quarter 2003. The decrease is due primarily to declines in volume and continued business of $28 million and commercial items of $7 million. Offsetting the decrease was $4 million in exchange gains from strengthening Canadian and European currencies.

Gross Profit:    Gross profit for the second quarter of 2004 was $117.7 million, down slightly from the second quarter of 2003. Gross margin for the second quarter 2004 was 11.4% compared to 11.5% in the same period in 2003. Overall improvements in material and manufacturing efficiencies were offset by commercial items and decreased volumes and the mix of products. Starting in the first quarter of 2004, the Company made a prior year reclassification for lease costs incurred at manufacturing facilities. The impact on the second quarter 2003 statement of operations was to reclassify $5.6 million in facility lease costs from selling, general and administrative expenses to cost of goods sold to make the periods comparable.

The U.S. and Mexico Plastics segment had an increase in gross profit, which was primarily attributed to $6 million improvement in material and manufacturing efficiencies. The International Plastics segment also had an increase in gross profit which was primarily attributable to a $13 million improvement in material and manufacturing efficiencies and a $2 million increase from volume and mix. The increase was offset by commercial items of $8 million. The Global Soft Trim experienced a decline in gross profit primarily due to decreased volumes and the mix of products of $11 million, as well as commercial items of $7 million.

Selling, General and Administrative Expenses:    Selling, general and administrative expenses for the second quarter 2004 decreased $15.5 million to $53.8 million compared to $69.3 million in the 2003 period. As a percentage of sales, selling, general and administrative expenses decreased from 6.7% in the second quarter 2003 to 5.2% in 2004. Contributing to the cost decrease were savings realized in connection with the salaried workforce restructuring programs and realization of the Company's cost cutting initiatives.

Restructuring Charges:    During the second quarter 2004, the Company undertook a restructuring program to rightsize its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $10.4 million. The 2004 charge included approximately $9.1 million of severance cost, affecting approximately 550 personnel and $1.3 million of costs related to the establishment of accruals for lease commitments and other exit costs.

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

Impairment of Long-Lived Assets:    During the second quarter 2004, the Company recognized a $27.4 million write-down of fixed assets primarily related to the Company impairing $13.6 million of Intellimold assets, including a $2.7 million patent, acquired as part of the TAC-Trim acquisition. Additionally, the Company impaired $11.0 million of customer contracts as a result of changes in customer sourcing. The $2.8 million remaining fixed asset write down was related primarily to Global Soft Trim locations.

During the second quarter 2003, the Company recognized a $0.8 million write-down of fixed assets related to an International Plastics location.

Operating Income Highlights by Segment:    Operating income for the second quarter 2004 decreased $18.0 million to $26.1 million compared to 2003. The decrease was primarily due to additional restructuring and impairment charges of $32 million and commercial items of $17 million. The decrease was offset by an improvement in material and manufacturing efficiencies and realization of the Company's cost cutting initiatives of $32 million.

Operating income at the U.S. and Mexico Plastics segment decreased $14.4 million primarily as a result of an increase in restructuring and impairment charges of $25 million, offset by an improvement in manufacturing efficiencies and realization of the Company's cost cutting initiatives of $6 million.

Operating income at the International Plastics segment was $11.3 million for the second quarter of 2004, a $15.2 million improvement from the second quarter 2003. The increase was primarily a result of an improvement in material and manufacturing efficiencies and realization of the Company's cost cutting initiatives of $13 million offset by commercial items of $8 million.

The Global Soft Trim operating income decreased $18.6 million primarily as a result of net lost business volume and mix of $11 million, commercial items of $7 million and restructuring and impairment charges of $7 million.

Interest Expense, Net:    Net interest expense increased $2.8 million to $40.3 million for the second quarter 2004. The increase is primarily due to higher average borrowing levels during the quarter and additional amortization of financing fees.

Subsidiary Preferred Stock Requirements:    During the second quarter of 2004, interest expense from subsidiary preferred stock accretion and dividend costs was $0.5 million and $10.1 million, respectively. The second quarter of 2003, interest expense from subsidiary preferred stock accretion and dividend costs was $2.3 million and $6.7 million, respectively.

Effective April 2004, the Company exercised its option to convert all 20,000 shares of the Series C Redeemable Preferred Stock to Series B Redeemable Preferred Stock on an equivalent share basis. The primary difference between the Series C and Series B Redeemable Preferred Stock was that Series C holders were entitled to participation in distributions of Products common equity tied to the appreciation in the value of Products common equity subsequent to the issuance date of the securities. Each holder received one share of Series B Redeemable Preferred Stock for each share of Series C Redeemable Preferred Stock.

Loss on Sale of Receivables:    In connection with the receivables sold to non-recourse facilities and through factoring arrangements, a loss of $2.6 million was recognized during the second quarter 2004, compared to a loss of $1.3 million for the second quarter of 2003. The increase is due to non-recourse factoring arrangements entered into during 2003.

Other Expense (Income), Net:    In the second quarter 2004, other expense (income), net primarily included $7 million of foreign currency transaction losses offset by minority interest share of losses of a consolidated subsidiary of $2 million.

In the second quarter of 2003, other expense (income), net primarily included $21.4 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $3 million.

Income Taxes:    The Company recognized an income tax benefit of $3.5 million for second quarter 2004 compared to an income tax expense of $7.8 million in the second quarter 2003. Net cash taxes paid during the period were $3.3 million. The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of intercompany financing.

Net Income (Loss):    The combined effect of the foregoing resulted in net loss of $29.7 million in the second quarter 2004, compared to a net income of $10.7 million in the second quarter 2003.

Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003

Net Outside Sales:    Net outside sales for the six months ended June 30, 2004 increased 2% or $34.1 million to $2,102.7 million from the six months ended June 30, 2003. The increase in sales revenue is primarily attributable to two major new program launches totaling $40 million and $12 million related to increased volume to a Tier 1 customer assembly plant shut down by a tornado in the second quarter of 2003. Offsetting these increases were lower volumes in the Global Soft Trim segment of $58 million, a loss of $18 million due to changes in customer sourcing and a $7 million one-time commercial recovery in the International Plastics segment in the second quarter of 2003. Foreign exchange gains of $82 million were offset by commercial items of $20 million, which includes pricing and contractual agreements and the net effect of other build volumes and mix.

Net outside sales for the U.S. and Mexico Plastics segment decreased 3%, or $20.3 million, to $685.9 million from the six months ended June 30, 2003. Lower US content and volumes on a major customer product changeover accounted for a $37 million reduction in segment revenues, as well as a loss of $18 million due to changes in customer sourcing. Commercial items resulted in a further decrease in revenue of $12 million. Offsetting the aforementioned sales decreases was a major new program launch of $40 million and $12 million related to increased volume to a Tier 1 customer assembly plant shut down by a tornado in the second quarter of 2003. Volume and mix on other vehicle platforms accounted for the remaining net reduction in sales.

Net outside sales for the International Plastics segment increased 17% to $753.2 million from the six months ended June 30, 2003. The increase is primarily due to a net increase in volume and continued business of $46 million, primarily as a result of a major new program launch of $37 million, as well as, $69 million from favorable foreign currency exchange rates. The increase was partially offset by a decrease in commercial items of $6 million.

Net outside sales for the Global Soft Trim segment decreased 8% to $663.6 million, compared to the six months ended June 30, 2003. The decrease is due primarily to declines in volume and continued business of $58 million and commercial items of $9 million. Offsetting the decrease was $14 million in exchange gains from strengthening Canadian and European currencies.

Gross Profit:    Gross profit for the six months ended June 30, 2004 was $220.0 million, down slightly from the second quarter of 2003. Gross margin for the six months ended June 30, 2004 was 10.5% compared to 10.8% in the same period in 2003. The impact of the prior year lease cost reclassification mentioned above on the first six months of 2003 was $11.7 million in facility lease costs from selling, general and administrative expenses to cost of goods sold to make periods comparable.

The U.S. and Mexico Plastics segment's gross profit for the six months ended June 30, 2004 was relatively the same as the six months ended June 30, 2003. The International Plastics segment had an increase in gross profit for the six months ended June 30, 2004 which was primarily attributable to a $23 million improvement in material and manufacturing efficiencies and a $6 million increase from volume and mix. The increase was offset by commercial items of $6 million. The Global Soft Trim experienced a decline in gross profit for the six months ended June 30, 2004 primarily due to decreased volumes and the mix of products of $17 million, as well as commercial items of $10 million.

Selling, General and Administrative Expenses:    Selling, general and administrative expenses for the six months ended June 30, 2004 decreased $21.6 million to $113.7 million compared to $135.3 million in the 2003 comparable period. As a percentage of sales, selling, general and administrative expenses decreased from 6.5% for the six months ending June 30, 2003 to 5.4% in the comparable 2004 period. Contributing to the cost decrease were savings realized in connection with the salaried workforce restructuring programs and realization of the Company's cost cutting initiatives.

Restructuring Charges:    During the second quarter 2004, the Company undertook a restructuring program to rightsize its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $10.4 million. The 2004 charge included approximately $9.1 million of severance cost, affecting approximately 550 personnel and $1.3 million of costs related to the establishment of accruals for lease commitments and other exit costs.

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

Impairment of Long-Lived Assets:    During the second quarter 2004, the Company recognized a $27.4 million write-down of fixed assets primarily related to the Company impairing $13.6 million of Intellimold assets, including a $2.7 million patent, acquired as part of the TAC-Trim acquisition. Additionally, the Company impaired $11.0 million of customer contracts as a result of changes in customer sourcing. The $2.8 million remaining fixed asset write down was related primarily to Global Soft Trim locations.

During the first quarter 2004, the Company recognized a $3.0 million write-down of fixed assets as a result of the first quarter restructuring program.

During the six months ended June 30, 2003, the Company recognized an $8.5 million write-down of fixed assets, $7.7 million of which related to the initial 50% interest acquired in an Italian joint venture and $0.8 million related to an International Plastics location. The Company also recognized a $10.4 million impairment of the Becker non-compete agreement.

Operating Income Highlights by Segment:    Operating income for the six months ended June 30, 2004 decreased $7.3 million to $56.0 million compared to 2003. The decrease was primarily due to an increase in restructuring and impairment charges of $27 million and commercial items of $28 million. The increase was offset by an improvement in material and manufacturing efficiencies and realization of the Company's cost cutting initiatives of $49 million.

Operating income for the six months ended June 30, 2004 at the U.S. and Mexico Plastics segment decreased $8.0 million primarily as a result of an increase in restructuring and impairment charges of $16 million and an increase in commercial items of $11 million. The decrease was offset by an improvement in manufacturing efficiencies and realization of the Company's cost cutting initiatives of $11 million.

Operating income for the six months ended June 30, 2004 at the International Plastics segment was $9.7 million, a $29.0 million increase from the same period in the prior year. The increase was primarily a result of material and manufacturing efficiencies and realization of the Company's cost cutting initiatives of $24 million, a decrease in restructuring and impairment charges of $5 million and $4 million in exchange gains from strengthening Canadian and European currencies. The increase was offset by commercial items of $6 million.

The Global Soft Trim operating income decreased $28.9 million primarily as a result of net lost business volume and mix of $17 million, commercial items of $10 million and restructuring and impairment charges of $10 million.

Interest Expense, Net:    Net interest expense increased $7 million to $80.5 million for the six months ended June 30, 2004. The increase is primarily due to higher average borrowing levels during the period and additional amortization of financing fees.

Subsidiary Preferred Stock Requirements:    During the six months ended June 30, 2004, interest expense from subsidiary preferred stock accretion and dividend costs was $1.0 million and $20.0 million, respectively. For the six months ended June 30, 2003, interest expense from subsidiary preferred stock accretion and dividend costs was $4.4 million and $13.2 million, respectively.

Effective April 2004, the Company exercised its option to convert all 20,000 shares of the Series C Redeemable Preferred Stock to Series B Redeemable Preferred Stock on an equivalent share basis. The primary difference between the Series C and Series B Redeemable Preferred Stock was that Series C holders were entitled to participation in distributions of Products common equity tied to the appreciation in the value of Products common equity subsequent to the issuance date of the securities. Each holder received one share of Series B Redeemable Preferred Stock for each share of Series C Redeemable Preferred Stock.

Loss on Sale of Receivables:    In connection with the receivables sold to non-recourse facilities and through factoring arrangements, a loss of $4.8 million was recognized during the six months ended June 30, 2004, compared to a loss of $2.7 million for the six months ended June 30, 2003. The increase is due to non-recourse factoring arrangements entered into during 2003.

Other Expense (Income), Net:    In the six months ended June 30, 2004, other expense (income), net primarily included $6 million of foreign currency transaction gains, a $2 million of loss on early extinguishment of debt and $1 million of losses related to derivatives used in the Company's foreign currency hedging strategy, offset by minority interest share of losses of a consolidated subsidiary of $2 million.

In the six months ended June 30, 2003, other expense (income), net primarily included $24 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $2 million offset by $2 million of losses related to derivatives used in the Company's foreign currency hedging strategy.

Income Taxes:    The Company recognized an income tax benefit of $3.6 million for the six months ended June 30, 2004 compared to an income tax expense of $8.7 million in the six months ended June 30, 2003. Net cash taxes paid during the period were $5.3 million. The primary reasons for the Company's effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state taxes that do not fluctuate directly with income, partially offset by the effect of intercompany financing.

Net Loss:    The combined effect of the foregoing resulted in net loss of $53.0 million in the first half of 2004, compared to a net loss of $15.5 million in the first half of 2003.

Liquidity and Capital Resources

The Company and its subsidiaries had cash and cash equivalents totaling $11.0 million and $13.2 million at June 30, 2004 and December 31, 2003, respectively.

The total availability at June 30, 2004 was comprised of $38.6 million under the Company's receivables facility, $145.9 million under the Company's senior secured credit facility and approximately $18.9 million under uncommitted bank facilities in foreign locations. Funding limitations are based on the Company's financial performance and target levels established by the covenants. At June 30, 2004, the Company had $203.4 million in aggregate unutilized availability under the facilities, of which $75.4 million is available under covenants (including the present inability to add-back the first and second quarter 2004 restructuring charges of $19.9 million under covenant calculations). As of June 30, 2004, the Company believes it is in compliance with all covenants under our various obligations. The Company anticipates needing to modify the covenants under its senior secured credit facility in the near future to provide it with more flexibility. The Company believes it will be successful in obtaining necessary modifications, but there can be no assurance of such.

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

The Company's principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facilities, receivables arrangements and sales leaseback arrangements. In addition, to facilitate the collection of funds from operating activities, the Company has sold receivables under its receivables facility and has also entered into accelerated payment collection programs with its larger customers. If those additional liquidity sources were to become unavailable or limited by customer concentration or credit quality or otherwise, the Company would require additional capital, access to which is not assured. The Company was recently informed that certain of the accelerated payment collection programs with its larger customers will be discontinued in 2005, and, in one instance, possibly early 2005. These programs have materially enhanced our liquidity in the past. At June 30, 2004, the Company had approximately $135 million outstanding under these programs. While the impact of the discontinuance of these programs will be partially offset by a greater utilization of our accounts receivable securitization facility, we will consider replacement accelerated payment programs offered on behalf of our customers. However, we may not be able to timely or fully replace these arrangements, and the new terms of any such program may be less advantageous. If the Company is unable to replace these arrangements, it could adversely affect its liquidity and future covenant compliance under its senior secured credit facility. During 2002, the Company issued common stock, although such issuances are not likely to be a source of financing in the near-term. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among its potential cash generation projects, the Company seeks to further improve working capital management (including factoring of receivables) and to continue to utilize lease financings.

Operating Activities

Net cash used in operating activities of the Company was $23.8 million for the six months ended June 30, 2004, compared to cash provided by of $60.3 million for the six months ended June 30, 2003. The 2004 decrease is primarily the result of negative working capital changes including an increase in accounts receivables, a result of increased sales volume and customer mix, offset by increases in proceeds from account receivables factored and participating interests in accounts receivable and increases in other asset balances.

Investing Activities

Net cash used in investing activities of the Company was $43.6 million for the six months ended June 30, 2004, compared to net cash used of $104.9 million for the six months ended June 30, 2003. The decrease in cash used in investing activities is primarily the result of receiving $35.2 million more of proceeds from the sale of property, plant and equipment $33.1 million less in the payment of acquisition costs for acquiring businesses offset by the Company spending $7.0 million more for capital expenditures.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2004 was $66.4 million compared to net cash provided by financing activities for the six months ended June 30, 2003 of $1.4 million. This increase in cash provided from financing activities is the result of $65.0 million increase in net borrowings.

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

The Company's principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, capital expenditures, product launches and lease expense. Consistent with the automotive supply industry, the Company continues to experience significant competitive pressure and expects to face continued downward cost pressure from vehicle manufacturers. The Company has an ongoing aggressive plan to improve the various operating performance at all of its facilities. While improvements are being made, further work remains to have all plants profitable on a continuing basis. In addition, the Company recently confirmed its strategy for new business, which involves pursuing sales growth based on criteria intended to more effectively allocate the Company's resources to the most promising new business opportunities. As part of this strategy, the Company reviewed its parts profitability for each plant and program worldwide. As a result, the Company concluded that a certain future business award is inconsistent with its criteria and is therefore in the process of cooperating in the transition of this award to another supplier.

Management believes cash flow from operations, together with its revolving credit facility, receivables arrangements and sale and leaseback arrangements will provide adequate sources of liquidity for the Company to fund its operations. However, the Company's sources of liquidity may be inadequate if the Company is unable to meet its operating targets which would cause the Company to seek covenant relief from its existing lenders in the near future. In addition, matters affecting the credit quality of our significant customers could adversely impact the availability of our receivables arrangements and our liquidity. The Company continues to explore other sources of liquidity, including additional debt, but existing debt instruments may limit the Company's ability to incur additional debt, and the Company may be unable to secure equity or other financing.

The Company has announced its intent to conduct a notes offering, and amend and restate its senior financing facilities, subject to market conditions.

We continually discuss commercial issues and broader relationship issues with our customers. While we seek to improve the profitability of our programs with our customers, there can be no assurance that we will not lose desirable programs over time. While we continue to believe that issues will be resolved to the mutual satisfaction of the parties on an ongoing basis, there can be no assurances that such a resolution will be timely obtained or, whether or not obtained, will not have a material adverse impact on us.

Contractual Obligations

Below is the table that identifies the Company's significant contractual obligations. Following the table is a more detailed description of these obligations.

	Payment due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In millions)
Short-term borrowings	$21.4	$21.4	$—	$—	$—
Long-term debt and capital lease obligations	1,328.8	15.1	812.7	0.9	500.1
Preferred stock(a)	182.2	—	—	—	182.2
Operating leases(b)	341.8	32.7	78.3	71.3	159.5
Environmental reserves	47.5	5.4	20.5	7.6	14.0
Capital expenditure commitments	73.2	73.2	—	—	—
Total obligations	$1,994.9	$147.8	$911.5	$79.8	$855.8

(a)	Mandatorily Redeemable Preferred Stock of Subsidiary

(b)	Includes operating leases related to restructuring charges. See Note 11, "Restructuring and Impairment." In addition to the operating lease obligations, at the end of the Textron Leasing Transaction for certain equipment leases (including the expiration of all renewal options), the Company is required to guarantee a minimum value of the equipment to the lessor of up to approximately $21 million.

Capital Expenditures:    The Company incurs capital expenditures on a recurring basis for replacements and improvements. During the six months ended June 30, 2004, the Company had approximately $82.1 million in capital expenditures for continuing operations. Capital expenditures in future years will depend upon demand for the Company's products and changes in technology. Estimates for capital expenditures in 2004 range from approximately $145 to $150 million. A portion of capital expenditures may be financed through leasing arrangements

Other Commitments

As of June 30, 2004, the Company's continuing operations had approximately $73.2 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company's previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products' future liability for these leases, in management's opinion, based on the facts presently known to it, will not have a material effect on the Company's consolidated financial condition, future results of operations or cash flows.

Safe Harbor Statement

This Report on Form 10-Q contains "forward-looking" information, as that term is defined by the federal securities laws, about our financial condition, results of operations and business. You can find many of these statements by looking for words such as "may," "will," "expect," "anticipate," "believe," "estimate," "should," "continue," "predict" and similar words used in this Form 10-Q. The forward-looking statements in this Form 10-Q are intended to be subject to the safe harbor protection provided by the federal securities laws.

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

The cautionary statements set forth above should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on its behalf may issue. The Company does not undertake any obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including, but not limited to, general economic conditions in the markets in which the Company operates and industry based factors such as:

•	declines in the North American, South American and European automobile and light truck builds,

•	labor costs and strikes at the Company's major customers and at the Company's facilities,

•	fluctuations in the production of vehicles for which we are a supplier,

•	changes in the popularity of particular car models, particular interior trim packages or the loss of programs on particular vehicle models,

•	dependence on significant automotive customers,

•	the level of competition in the automotive supply industry and pricing pressure from automotive customers and

•	risks associated with conducting business in foreign countries.

For a discussion of certain of these and other important factors which may affect the Company's operations, products and markets, see our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2004, and our other filings with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency and Interest Rate Risk Management

The Company operates on a global basis and is exposed to the risk that its earnings, cash flows and stockholders' equity could be adversely impacted by fluctuations in currency exchange rates and interest rates. To manage the volatility relating to these exposures, the Company aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company may enter into various derivative transactions pursuant to its risk management policies. The primary purpose of the Company's foreign currency and interest rate risk management policies and activities is to manage these risks to acceptable levels.

To manage its risks, the Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts and purchased options with third parties, denominated in multiple currencies, which will mature during fiscal 2004. The details are as follows (amounts in millions, except average contract rate):

Derivative Type	Currency Sold	Currency Purchased	USD Equivalent of Notional Amount	Weighted Average Contract Rate (per Convention)	Unrealized Gain/(Loss)
Options	CAD	USD	$50.0	1.50 CAD per USD	—

In order to manage the interest rate risk associated with our debt portfolio, the Company may enter into derivative transactions to manage its exposures to changes in global interest rates, although the Company did not have in place any interest rate derivatives at June 30, 2004.

Gains and losses on derivatives qualifying as hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" are recorded on the balance sheet as a component of "Accumulated other comprehensive loss" to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of June 30, 2004, the Company had no derivatives designated as hedges under SFAS No. 133. Gains and losses from all derivatives that do not qualify as hedges under SFAS No. 133 are recorded in the income statement as required by SFAS No. 133, and the fair value is recorded in the balance sheet.

Concentration of Credit Risk

In the normal course of business, the Company provides credit to customers in the automotive industry, performs credit evaluations of these customers and maintains reserves for potential credit losses. When realized, the losses have been within the range of management's allowance for doubtful accounts.

Other Concentrations of Risk

The Company invests the majority of its excess cash in money market accounts and, where appropriate, diversifies the concentration of cash among financial institutions. With respect to financial institutions, the Company has diversified its selection of counterparties and has arranged master-netting agreements, where allowed by law and the Company's policies, to minimize the risk of loss.

Item 4.    Controls and Procedures

a.    Evaluation of disclosure controls and procedures:

As of the end of the period covered by this report, the Company's Chief Executive Officer and the Company's Chief Financial Officer "the Certifying Officers" evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934). Based on that evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company's management, including its Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Furthermore, based upon that evaluation, the Chief Executive Officer and Chief Financial Officer implemented changes, primarily to formalize, document and enhance existing procedures that are in place within the Company. In addition, the Certifying Officers also disclosed to the Company's auditors and the Audit Committee of the Board of Directors all significant deficiencies in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data.

b.    Changes in internal controls:

While the Company continues to refine and improve its internal control procedures, there were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls. Consistent with the recommendations made at the conclusion of the Company's previously disclosed Audit Committee inquiry, the Company has formalized its process for approving related party transactions. With the newly ratified board resolution, all related party transactions require pre-approval, even where pre- approval of the Board is not legally required.

In addition, the Company continues its evaluation of the internal controls at its 115 facilities in conjunction with its documentation of controls for Section 404 of the Sarbanes-Oxley Act of 2002. While refinements and improvements of internal controls have been made during the past quarter for controls over fixed asset accounting and IT (Information Technology) security access controls, no significant changes in internal controls have been made.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

The Company and its subsidiaries have lawsuits and claims pending against them and have certain guarantees outstanding which were made in the ordinary course of business.

As of June 30, 2004, the Company was a party to approximately 916 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company's former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $1.2 million or an average of less than $5,800 per settled case. The defense and settlement costs have been substantially covered by the Company's primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company's primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $600 million in aggregate for all claims made. The coverage may be impacted by matters described below. Based on the age of the boilers, the nature of the claims and settlements made to date and the insurance coverage, management does not believe that these cases will have a material impact on the Company's financial condition, results of operations or cash flows. However, the Company cannot assure that it will not be subjected to significant additional claims in the future in respect of these or other matters for which the insurance could be utilized, that insurance will be available as expected, that the matters described below may not impact the Company's coverage or that unanticipated damages or settlements in the future would not exceed insurance coverage.

In 1988, the Company divested its retail lumber and building materials business to Wickes Lumber Co. (now Wickes Inc.), which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in early 2004. As part of this divestiture, Wickes assumed responsibility for all liabilities associated with this business, including those associated with certain asbestos-related claims, and the Company agreed to give them access to its general liability insurance policies for such liabilities. These are, in several instances, the same policies referred to in the preceding paragraph. Wickes has been making claims against these policies for settlements of asbestos-related claims that it has characterized as insignificant as of late 2003 in its filings with the Securities and Exchange Commission. The Company has agreed to suspend making claims for other than defense costs to permit agreement upon a framework within the bankruptcy proceedings or otherwise for coordinating these claims as between the Company and Wickes. It is possible that resolution of these issues will await confirmation of a plan of reorganization for Wickes and that an equitable portion of the insurance will be made available for Wickes asbestos or other claimants, thereby reducing the coverage available to the Company for its own claims. Based upon the information available to the Company concerning Wickes' claims history, management does not believe these matters will materially and adversely affect the Company.

A purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland and ten current and former senior officers and/or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under. Four similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which are identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. On August 4, 2003, the court consolidated all five pending actions and appointed lead plaintiffs for the purported class. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on its financial condition, results of operations or cash flows.

The Company is a defendant in a lawsuit involving a sales commissions arrangement inherited from a predecessor company and its partial ownership of an extinguished joint venture. In September 2003, the Oakland County Circuit Court entered a judgment by default against the Company for $4.2 million based upon an inadvertent failure to produce a small number of documents that were to be produced with thousands of other documents that were delivered in the discovery process. The Company and its counsel believe that the default judgment was improperly entered and that damages were improperly assessed, and it has filed an appeal of the judgment with the Michigan Court of Appeals. The Company intends to vigorously pursue its appeal in this matter and has posted a letter of credit in the amount of the judgment as part of the normal appeal process. While management believes it has no liability to the plaintiff, the Company has established an appropriate reserve for this matter in an amount less than the amount of the current judgment.

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

(b)    Reports on Form 8-K

The Company filed or furnished the following Reports on Form 8-K covering the following items:

May 6, 2004 Item 9 Regulation FD Disclosure
May 6, 2004 Item 12 Results of Operations and Financial Condition
May 7, 2004 Item 9 Regulation FD Disclosure

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN CORPORATION
By:	/s/ J. MICHAEL STEPP
J. Michael Stepp Vice Chairman and Chief Financial Officer (Principal Financial Officer)

Dated: August 3, 2004

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