Form 10-Q
period 2004-09-30
COLLINS & AIKMAN CORP
filed 2004-11-09
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

          As of October 31, 2004 the number of outstanding shares of the Registrant’s common stock, $.01 par value, was 83,630,087 shares.

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

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT INDEX

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

	(Unaudited)

	(in millions, except for per share data)
Net sales	$864.8	$902.2	$2,967.5	$2,970.8
Cost of goods sold	800.8	812.1	2,687.7	2,658.3

Gross profit	64.0	90.1	279.8	312.5
Selling, general and administrative expenses	35.2	57.7	144.7	193.0
Restructuring charge	9.0	21.9	28.9	26.8
Impairment of long-lived assets	10.3	2.2	40.7	21.1

Operating income	9.5	8.3	65.5	71.6
Interest expense	46.9	37.8	127.4	111.3
Interest expense from subsidiary preferred stock dividends	10.5	9.2	30.5	22.4
Interest expense from subsidiary preferred stock accretion	0.6	0.4	1.6	4.8
Loss on sale of receivables	2.4	1.8	7.2	4.5
Loss on early extinguishment of debt	18.8	—	20.3	—
Other expense (income), net	(0.7)	(0.2)	4.1	(23.9)

Loss from continuing operations before income taxes	(69.0)	(40.7)	(125.6)	(47.5)
Income tax expense (benefit)	(13.4)	(8.6)	(17.0)	0.1

Net loss	$(55.6)	$(32.1)	$(108.6)	$(47.6)

Net loss per basic and diluted common share	$(0.67)	$(0.38)	$(1.30)	$(0.57)

Average common shares outstanding:
Basic and diluted	83.6	83.6	83.6	83.6

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003

	(Unaudited)

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$3.5	$13.2
Accounts and other receivables, net of allowances of $6.4 and $9.2	255.1	257.3
Inventories	178.8	169.4
Other	217.1	212.2

Total current assets	654.5	652.1
Property, plant and equipment, net	806.0	834.1
Deferred tax assets	206.0	178.1
Goodwill	1,378.5	1,363.1
Intangible assets, net	45.7	66.9
Other assets	106.0	96.9

	$3,196.7	$3,191.2

LIABILITIES AND COMMON STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$25.3	$16.0
Current maturities of long-term debt and capital lease obligations	8.5	31.5
Accounts payable	636.3	638.9
Accrued expenses	225.1	238.9

Total current liabilities	895.2	925.3
Long-term debt and capital lease obligations	1,361.2	1,237.7
Mandatorily redeemable preferred stock of subsidiary	193.3	161.2
Other, including pensions and postretirement benefit obligation	404.6	423.4
Commitments and contingencies (Note 15)
Minority interest in consolidated subsidiary	2.3	3.3

Total liabilities	2,856.6	2,750.9

Common stock ($0.01 par value, 300.0 shares authorized, 83.6 shares issued and outstanding at September 30, 2004 and December 31, 2003)	0.8	0.8
Other paid-in capital	1,282.3	1,282.3
Accumulated deficit	(938.7)	(830.1)
Accumulated other comprehensive loss	(4.3)	(12.7)

Total common stockholders’ equity	340.1	440.3

	$3,196.7	$3,191.2

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended
	September 30,

	2004	2003

	(Unaudited)

	(in millions)
OPERATING ACTIVITIES
Net loss	$(108.6)	$(47.6)
Adjustments to derive cash flow provided by (used in) operating activities:
Impairment of long lived assets	40.7	21.1
Deferred income tax benefit	(24.1)	(4.9)
Subsidiary preferred stock requirements	32.1	27.2
Depreciation	101.6	83.7
Amortization of other assets	11.1	17.5
Gain on curtailment of postretirement benefit plans other than pensions	(9.4)	—
Loss on early extinguishment of debt	20.3	—
Loss (gain) on sale of property, plant and equipment	2.5	(2.6)
Changes in assets and liabilities:
Increase (decrease) in postretirement benefit obligations	(4.6)	6.6
Decrease (increase) in net customer funded tooling	(9.0)	7.5
Decrease (increase) in accounts and other receivables	(49.0)	22.1
Proceeds from (reduction of) participating interests in accounts receivable, net of redemptions	86.9	(30.8)
Increase (decrease) in accounts receivable factored	(35.7)	43.0
Increase in inventories	(9.4)	(15.4)
Increase (decrease) in accounts payable	(2.6)	9.5
Increase in interest payable	9.4	28.6
Other, net	(61.1)	(121.5)

Net cash provided by (used in) operating activities	(8.9)	44.0

INVESTING ACTIVITIES
Additions to property, plant and equipment and other non-current assets	(151.3)	(119.9)
Sales of property, plant and equipment	60.4	15.2
Payments for acquisitions and related costs, net of cash acquired	(3.2)	(37.8)

Net cash used in investing activities	(94.1)	(142.5)

FINANCING ACTIVITIES
Issuance of long-term debt	848.9	—
Repayment of long-term debt and capital lease obligations	(802.6)	(22.4)
Payments for debt issuance costs	(15.6)	—
Net borrowings on revolving credit facilities	53.1	58.5
Increase in short-term borrowings	8.9	2.1

Net cash provided by financing activities	92.7	38.2

Effect of exchange rate changes on cash	0.6	1.5

Net decrease in cash and cash equivalents	(9.7)	(58.8)
Cash and cash equivalents at beginning of period	13.2	81.3

Cash and cash equivalents at end of period	$3.5	$22.5

Supplementary information:
Taxes paid	$7.6	$18.2
Interest paid	$106.6	$73.1
Capital lease obligations incurred	$1.1	$1.9

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

2.	Summary of Significant Accounting Policies

a. Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries and in the opinion of management, contain all adjustments necessary for a fair presentation of financial position and results of operations. All significant intercompany items have been eliminated in the preparation of the consolidated financial statements. Certain prior quarter and prior year items have been reclassified to conform to the current quarter and fiscal 2004 presentation. Specifically, for the third quarter and nine months ending 2004, the Company reclassified $4.2 million from cost of goods sold to selling, general and administrative expense. In addition, for the third quarter and nine months ending 2003, the Company reclassified $5.4 million and $17.1 million, respectively, in facility lease costs from selling, general, and administrative expenses to cost of goods sold. Results of operations for interim periods are not necessarily indicative of results for the full year. The accompanying consolidated financial statements and footnotes should be read in conjunction with the Company’s 2003 Annual Report on Form 10-K.

b. Stock-Based Compensation

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

      In June 2004, the Compensation Committee of the Board of Directors approved a Voluntary Stock Option Exchange Program (“Program”). The Company offered option holders of grants under the 2002 Employee Stock Option Plan (“Plan”) the opportunity to participate in the Program and exchange all of their existing $8.00 options for a combination of restricted stock units and stock options. The Program provided one restricted stock unit for every 50 stock options exchanged. Additionally, participants will be provided 98 options for every 100 options exchanged to be priced at the then market closing price no earlier than December 31, 2004. On June 29, 2004, 3.4 million options were exchanged, and the Company awarded 68,218 shares of restricted stock units. The restricted stock units vest in three equal annual installments on June 29, 2005, June 29, 2006 and June 29, 2007. The fair value of the restricted shares is amortized ratably over the vesting period. Compensation expense of $0.03 million was recognized in the restricted stock for the quarter ended September 30, 2004.

      If we accounted for all stock-based compensation using the fair value recognition of SFAS No. 123 and related amendments, our net loss and basic and diluted earnings per share would have been as follows (in millions, except per share amounts):

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Net loss attributable to common shareholders:
As reported	$(55.6)	$(32.1)	$(108.6)	$(47.6)
Total employee stock based compensation expense determined under fair value based method for all awards, net of tax	(0.7)	(1.5)	(2.5)	(4.4)

Pro forma, net loss	$(56.3)	$(33.6)	$(111.1)	$(52.0)

Basic and diluted EPS:
As reported	$(0.67)	$(0.38)	$(1.30)	$(0.57)
Pro forma	$(0.67)	$(0.40)	$(1.33)	$(0.62)

      For the above information, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants:

	September 30,	September 30,
	2004	2003

Weighted average expected volatility	81.29%	77.50%
Expected lives	7 years	7 years
Weighted average risk free interest rate	4.02%	3.72%
Expected dividend rate	—	—
Weighted average grant date fair value of an option granted during the quarter	$2.77	$2.77

      All shareholder plans have been approved by stockholders. Stock option activity under the plans is as follows for the nine months ended September 30, 2004 and the year ended December 31, 2003:

	September 30, 2004		December 31, 2003

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price

Outstanding beginning of year	5,009,456	$8.32	4,427,248	$10.12
Awarded	354,000	8.00	1,723,000	8.00
Exchanged, cancelled or expired	(5,006,256)	8.23	(1,140,792)	8.55

Outstanding at end of year	357,200	$9.72	5,009,456	$8.32

      During the first quarter of 2003, the Company repriced 3,559,256 options with an exercise price of $10.00 to an exercise price of $8.00. As a result of repricing the Company’s stock options, the options are treated as variable-based awards in accordance with APB No. 25. Because these options are considered to be variable-based awards, the Company will incur future compensation expense if the stock price exceeds the $8.00 exercise price established at the time of the repricing. At September 30, 2004, 293,200 options subject to repricing remain outstanding.

3.	Acquisitions and Goodwill

a. Acquisitions

      During the third quarter of 2004, the Company acquired an injection molding business and a sequencing business for $3.2 million.

      On January 17, 2003, the Company acquired the remaining 50% interest in an Italian automotive joint venture from Textron Inc., a related party, for $15 million, which also terminated a $28 million put-option by Textron Inc., that was exercisable in December 2004. The Company incurred fixed asset impairments of $7.5 million relating to the 50% interest owned previously.

      On January 2, 2003, the Company acquired Delphi Corp’s plastic injection molding plant and related equipment in Logroño, Spain for $18 million. The 300,000 square foot Logroño facility includes 24 injection molders and one Class-A paint line.

b. Goodwill

      In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. Instead, goodwill and indefinite-lived intangible assets are tested for impairment in accordance with the provisions of SFAS No. 142. The Company employed a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. The Company completed its annual impairment test as of November 1, 2003 indicating that the fair value of the reporting units exceeded the carrying values.

      Fair value for all tests was determined based upon the discounted cash flows of the reporting units using discount rates ranging from 11.5% to 14.0% dependent on the reporting unit and a residual growth rate of 2%. The market comparable approach consisted of earnings multiples ranging from 5.2 to 6.5 times current year and forecasted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (operating income plus depreciation and amortization) and a control premium on equity. Future cash flows and EBITDA are affected by future operating performance, which will be impacted by economic conditions, car builds, financial, business and other factors, many of which are beyond the Company’s control. The U.S. and Mexico Plastics reporting unit can be significantly impacted by an adverse change in assumptions. Considerable judgment is often involved in making these determinations and the use of different assumptions could result in significantly different results. An approximate 50 basis point change in discount rates or an approximate 4% reduction in profit would have resulted in further goodwill impairment analysis as part of the annual impairment test conducted as of November 1, 2003 as required by SFAS No. 142. The U.S. and Mexico Plastics reporting unit achieved expected results for the first quarter of 2004 but lower than expected EBITDA for the second and third quarters. The U.S. and Mexico Plastics unit is expected to return to forecast EBITDA levels for the fourth quarter, however, the Company will closely evaluate this unit’s performance for the year and its related goodwill when completing its annual impairment test as of November 1, 2004. Management believes its assumptions and estimates are reasonable and appropriate, however actual results could differ from those estimates.

c. Acquired Intangible Assets

      The components of the Company’s acquired and other amortizable intangible assets as of September 30, 2004 and December 31, 2003 were as follows (in millions):

	September 30, 2004			December 31, 2003

		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount

Customer contracts	$40.0	$18.2	$21.8	$51.0	$13.1	$37.9
Patents and other	36.9	13.0	23.9	39.2	10.2	29.0

	$76.9	$31.2	$45.7	$90.2	$23.3	$66.9

      As of September 30, 2004, scheduled amortization expenses for intangible assets are as follows:

Amortization
Expenses

Remainder of 2004	$2.3
2005	10.3
2006	9.5
2007	7.1
2008	5.2
2009 and thereafter	11.3

      During the second quarter 2004, the Company impaired a $2.7 million Intellimold patent, a finite intangible asset that was acquired as part of the TAC-Trim acquisition. Additionally, in the second quarter 2004, the Company impaired $11.0 million of customer contracts as a result of changes in customer sourcing.

4.	Inventories

      Inventory balances are summarized below (in millions):

	September 30,	December 31,
	2004	2003

Raw materials	$106.9	$95.0
Work in process	26.1	24.6
Finished goods	45.8	49.8

	$178.8	$169.4

5.	Customer Engineering and Tooling

      The Company had tooling assets of approximately $161.6 million and $141.7 million as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, $133.5 million, $7.3 million and $20.8 million were classified as current other assets, long term other assets and property, plant and equipment, respectively. As of December 31, 2003, $122.7 million, $10.8 million and $8.2 million were classified as current other assets and long term other assets and property, plant and equipment, respectively. Customer engineering and tooling balances are summarized below (in millions):

	September 30,	December 31,
	2004	2003

Contractual reimbursement of pre-production design and development costs	$16.0	$6.8
Molds, dies and other tools reimbursable by customers	115.9	124.9
Molds, dies and other tools company owned	29.7	10.0

	$161.6	$141.7

6.	Short-Term Borrowings

      The Company utilizes uncommitted lines of credit to satisfy a portion of its short-term working capital requirements of certain of its foreign affiliates. As of September 30, 2004, the Company had lines of credit from international credit facilities of $44.8 million, of which $25.3 million was outstanding with $19.5 million available. As of December 31, 2003, the Company had lines of credit from international credit facilities of $37.1 million, of which $16.0 million was outstanding with $21.1 million available. The weighted average interest rate on the outstanding borrowings at September 30, 2004 and December 31, 2003 was approximately 20% and 16%, respectively.

7.	Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations are summarized below (in millions):

	September 30,	December 31,
	2004	2003

Senior Secured Credit Facilities:
Tranche A Term Loan Facility	$—	$62.9
Tranche B Term Loan Facility	—	287.2
Tranche B-1 Term Loan Facility	400.0	—
Revolving Credit Facility	0.5	6.3
Supplemental Revolving Credit Facility	58.9	—
Public Debt:
11 1/2% Senior Subordinated Notes, due 2006.	—	400.0
10 3/4% Senior Notes, due 2011	500.0	500.0
12 7/8% Senior Subordinated Notes, due 2012.	400.3	—
Other (including capital lease obligations)	10.0	12.8

Total debt	1,369.7	1,269.2
Less current maturities (including current portion of capital lease obligations)	(8.5)	(31.5)

Total long-term debt and capital lease obligations	$1,361.2	$1,237.7

      During the third quarter of 2004, the Company refinanced its existing Senior Secured Credit Facilities and its 11 1/2 Senior Subordinate Notes in order to extend its debt maturities and enhance financial and operating flexibility.

Senior Secured Credit Facilities

      In February 2004, the Company entered into the fifth amendment to the Senior Secured Credit Facilities, which allowed the establishment of a new $100 million Supplemental Revolving Credit Facility and the $185 million Tranche A-1 Term Loan. In connection with these new expanded facilities, $181.5 million was used to prepay existing Tranche A and Tranche B Term Loans in direct order of maturity. The Company recognized a $1.5 million loss on early extinguishment of debt in relation to the repayments.

      On September 1, 2004, the Company amended and restated its existing Senior Secured Credit Facilities, which are now comprised of a $400.0 million Tranche B-1 term loan that matures on August 31, 2011, a $170.0 million supplemental revolving credit facility that matures on August 31, 2009 and a $105.0 million revolving credit facility that also matures on August 31, 2009. In connection with the amendment and restatement of the credit facilities, proceeds from the Tranche B-1 term loan were used to repay in full the term loans outstanding and to repay, in part, revolving credit facility outstandings, in each case under the original credit agreement. Proceeds from the amended and restated supplemental revolving credit facility were used to repay, in part, revolving credit facility outstandings and to repay in full supplemental revolving credit facility outstandings, in each case under the original credit agreement. The Company recognized a $14.8 million loss on early extinguishment of debt as a result of this transaction.

      The Tranche B-1 term loan has scheduled repayments of $1.0 million due each December 1, March 1, June 1 and September 1 prior to the final maturity date when the balance becomes due and payable. Borrowings under the credit facility are secured by all the assets of the Company, Products and certain of Products’ subsidiaries, and are unconditionally and irrevocably guaranteed jointly and severally by the Company and substantially all of its existing and subsequently acquired or organized domestic subsidiaries (other than the Company’s special purpose receivables subsidiary, captive insurance subsidiaries and charitable subsidiaries).

      At September 1, 2004, interest on borrowings, at the Company’s option, were either (a) adjusted LIBOR plus a 4.00% margin in the case of the Tranche B-1 term loan and supplemental revolving credit facility and a 3.00% margin in the case of the revolving credit facility or (b) the highest of (i) JPMorgan Chase Bank’s prime rate, (ii) the federal funds effective rate plus 1/2 of 1.00% and (iii) the base CD rate plus 1.00% plus a 3.00% margin in the case of the Tranche B-1 term loan facility and supplemental revolving credit facility and 2.00% margin in the case of the revolving credit facility. A commitment fee on any unused commitments under the revolving credit facility equal to 0.75% per annum is payable quarterly in arrears and is subject to downward adjustment based on attaining certain performance targets. The weighted average rate of interest on the Senior Secured Credit Facilities at September 30, 2004 and December 31, 2003 was 5.79% and 7.60%, respectively.

      The amended and restated credit facility requires that the Company meet certain financial tests, including, without limitation, the following tests: a maximum leverage ratio, a minimum interest coverage ratio and certain prescribed limitations on capital expenditures at levels agreed upon between Products and the agents. The amended and restated credit facility also contains covenants and restrictions, including, among others, limitations or prohibitions on declaring dividends and other distributions, redeeming and repurchasing capital stock, prepaying, redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, sale-leaseback transactions, preferred stock, recapitalizations, mergers, acquisitions, asset sales and transactions with affiliates.

      The amended and restated credit facility contains certain customary events of default, including, among others cross-default and cross-acceleration to other indebtedness (including the Company’s receivables facility). Upon the occurrence and during the continuation of a non-bankruptcy event of default, all obligations due under the amended and restated credit facilities may be accelerated and become immediately due and payable if the Administrative Agent so directs either at its discretion or at the request of the lenders holding an aggregate of a majority of the outstanding loans and unused commitments under the amended and restated credit facilities. In addition, upon the occurrence and during the continuance of a bankruptcy event of default, all obligations under the amended and restated credit facilities shall automatically accelerate and become immediately due and payable.

Public Debt

      On August 26, 2004, Products issued $415 million aggregate principal amount of 12 7/8% Senior Subordinated Notes due 2012 at a discount of $14.9 million, which is being amortized during the life of the debt using the effective interest method. The gross proceeds of the Notes offering, or approximately $400.1 million, were used to redeem the outstanding $400 million of 11 1/2% Senior Subordinated Notes due 2006. As a result of this transaction, Products incurred a $4.0 million loss on early extinguishment of debt.

      The Notes were sold in the United States only to accredited investors pursuant to an exemption from the Securities Act of 1933, as amended, and subsequently resold to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act. The Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

      The Notes will mature on August 15, 2012 and will accrue interest at the rate of 12 7/8% per year. Interest on the notes will be payable semi-annually in arrears on each February 15 and August 15, commencing on February 15, 2005. Products may redeem some or all of the Notes at any time at 100% of the principal amount plus a make-whole premium. In addition, prior to August 15, 2007, it may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price equal to 112.875% of the principal amount of the Notes, plus accrued and unpaid interest, if any.

      If Products experiences a change of control, it may be required to offer to purchase the Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any.

      The Notes are fully and unconditionally guaranteed on a senior subordinated unsecured basis by the Company and by each of Products’ existing wholly owned domestic subsidiaries (other than its special purpose receivables, insurance and charitable subsidiaries). Future domestic subsidiaries of Products may also be required to guarantee the Notes.

      The Notes have been issued under an indenture with BNY Midwest Trust Company, as trustee. The indenture governing the Notes contains covenants that will limit the ability of Products and the ability of its restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; pay dividends or make other distributions or repurchase or redeem its stock; make investments; sell assets; create liens; enter into agreements restricting its restricted subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of its assets. If an event of default, as specified in the indenture governing the Notes, shall occur and be continuing, either the Trustee or the holders of at least 25% in aggregate principal amount of Notes may accelerate the maturity of all the Notes. The covenants, events of default and acceleration rights described in this paragraph are subject to important exceptions and qualifications, which are described in the indenture.

      Under a registration rights agreement, Products and the guarantors have agreed to use their reasonable best efforts to file and cause to become effective a registration statement with respect to an offer to exchange the Notes for other senior subordinated notes issued by Products and guaranteed by the guarantors, which are registered with the SEC and which have substantially identical terms as the Notes. If Products and the guarantors are not able to affect this exchange offer, they will use their reasonable best efforts to file, and cause to become effective, a shelf registration statement relating to resales of the notes and the guarantees. Products will be obligated to pay additional interest on the notes if it does not complete this exchange offer within 270 days after the closing date.

Other

      As of September 30, 2004, the Company believes it is in compliance with all covenants under our various obligations. The Company believes cash flow from operations, together with its revolving credit facility, receivables arrangements and sale and leaseback arrangements will provide adequate sources of liquidity for the Company to fund its operations. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among its potential cash generation projects, the Company seeks to further improve working capital management (including factoring of receivables) and to continue to utilize lease financings.

      The Company was recently informed that certain of the accelerated payment collection programs with its larger customers will be discontinued in 2005 and that one of those customers, Ford Motor Company, intends to phase out its accelerated payment collection program from September 2004 through December 2004. At September 30, 2004, the Company had approximately $10.2 million collected under the Ford program. These programs have materially enhanced our liquidity in the past. At September 30, 2004, the Company had approximately $130.9 million collected under these arrangements, including the Ford program. The impact of the discontinuance of these programs is expected to be partially offset by a greater utilization of our existing $250 million accounts receivable securitization facility. The existing receivables facility expires on December 20, 2004, and the Company expects to have a multi-year replacement facility established before that time. The Company will also consider replacement accelerated payment programs offered on behalf of our customers or through other financial intermediaries. However, we may not be able to timely or fully replace these arrangements, and the new terms of any such program may be less advantageous than current arrangements. If the Company is unable to replace these arrangements, it could adversely affect its liquidity under its senior secured credit facilities.

8.	Subsidiary Preferred Stock Requirements

      In connection with the TAC-Trim acquisition on December 20, 2001, Products issued to Textron Inc. preferred stock with a liquidation preference of $326.4 million and an estimated fair market value of $146.9 million. The difference between the initial recorded value and the initial liquidation preference is being accreted over the life of the stock using the effective interest method. During the third quarter of 2004, interest expense from subsidiary preferred stock accretion and dividend costs were $0.6 million and $10.5 million, respectively. The third quarter of 2003 interest expense from preferred stock accretion and dividend costs was $0.4 million and $9.2 million, respectively. For the nine months ended September 30, 2004 interest expense from subsidiary preferred stock accretion and dividend costs were $1.6 million and $30.5 million, respectively. For the nine months ended September 30, 2003 interest expense from subsidiary preferred stock accretion and dividend costs were $4.8 million and $22.4 million, respectively.

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

9.	Receivables Facility and Non Recourse Factoring Facilities

Receivables Facility

      As of September 30, 2004 and December 31, 2003, Carcorp, Inc.’s total receivables pool, as defined under the receivables facility, was $225.7 million and $165.4 million, respectively. As of September 30, 2004, the utilization of the Receivables Facility was $160.7 million and was fully drawn. At December 31, 2003, the utilization of the Receivables Facility was $73.7 million, and an additional $9.1 million was available, subject to limitations imposed under the Senior Secured Credit Facilities. The receivables facility expires on December 20, 2004, and the Company expects to have a replacement facility established before that time.

      The Company is required to pay a fee of 0.50% on the unused portion of the facility. A discount on the sold receivables is approximately equal to the interest rate paid by the conduits to the holders of the commercial paper plus a usage fee that ranges from 1.50% to 2.25%. The discount rate at September 30, 2004 was 3.37%.

Non-Recourse Factoring Facilities

      The Company had entered into various agreements with international lenders to sell accounts receivables of certain international operations on a non-recourse basis. As of September 30, 2004, the Company has utilized $90.9 million from these commitments. The funding levels and commitments by the lenders are based on the eligible receivables in the Company’s subsidiaries in the various countries, including subsidiaries in Belgium, Brazil, Czech Republic, Germany, Italy, Mexico, Netherlands, Spain and Sweden. As of September 30, 2004, under the agreements, approximately $98.1 million of receivables have been sold, while the Company had retained an interest in $7.2 million of these sold receivables. At December 31, 2003, under the agreements, approximately $132.7 million of receivables had been sold, while the Company had retained an interest in $6.1 million of these sold receivables. The retained interest remains classified on the Company’s balance sheet as trade receivables. Under the agreements, the Company usually pays a factoring fee and a discount on the daily utilization of the facility. The expenses related to these agreements are recorded in loss on sale of receivables on the income statement.

      For the third quarter and year-to-date ended September 30, 2004, the loss on sale of receivables under the Receivables Facility and the non-recourse factoring facilities totaled $2.4 million and $7.2 million, respectively, compared to $1.8 million and $4.5 million for the third quarter and year-to-date ended September 30, 2003, respectively.

10.	Employee Benefit Plans

      The 2004 and 2003 amounts shown below reflect the defined benefit pension and other postretirement benefit expense for the three and nine months ended September 30 for each year:

	Quarter ended September 30				Nine months ended September 30

			Other				Other
	Pension		Postretirement		Pension		Postretirement
	Benefits		Benefits		Benefits		Benefits

	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$3.8	$3.5	$0.2	$0.3	$11.4	$10.5	$0.8	$1.0
Interest cost	6.7	6.5	1.3	1.4	20.1	19.5	4.1	4.3
Expected return on plan assets	(7.4)	(6.8)	—	—	(22.2)	(20.4)	—	—
Amortization of prior service cost (gain)	0.1	0.1	(2.1)	(1.9)	0.3	0.3	(5.8)	(5.7)
Curtailment credits	—	—	(9.4)	—	—	—	(9.4)	—
Amortization of net loss/(gain)	1.6	1.5	(0.3)	(0.3)	4.8	4.5	(0.9)	(0.9)

Net periodic benefit cost (gain)	$4.8	$4.8	$(10.3)	$(0.5)	$14.4	$14.4	$(11.2)	$(1.3)

      The Company expects to contribute $10.9 million to its pension plans in 2004. Through the third quarter ended September 30, 2004, $8.6 million has been contributed.

      The “Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (the “Act”) reduced the net periodic postretirement benefit cost by $0.1 million and $0.2 million for the three and nine months ended September 30, 2004, respectively, including service cost, interest cost and amortization of the actuarial experience gain. The total impact of the Act on our actuarial liability was $3.0 million and is being accounted for as an actuarial gain, in accordance with guidance from the Financial Accounting Standards Board (“FASB”) Staff Position 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” As a result, the gain will be amortized as a reduction of our periodic expense and balance sheet liability over the estimated future lifetime of the active employees, depending on the plan.

      On June 24, 2004, the Company announced that postretirement medical subsidies for all non-union medical plans and all postretirement life insurance (except for union and executive plans) would be eliminated effective January 1, 2006. Accordingly, these events are treated as an amendment with curtailments as appropriate for each plan. The effect of the plan amendments for the nine months ended September 30, 2004 resulted in the Company recognizing $9.4 million of curtailment credits and a $0.4 million gain in amortization of prior service costs. These gains are recognized as a $5.2 million benefit in selling, general and administrative expenses and a $4.6 million benefit in cost of goods sold. For the fourth quarter of 2004 the Company expects to recognize approximately $10.5 million in postretirement benefits, of which approximately $2.5 million ($1.8 million, net of taxes) will be classified as income from discontinued operations. Additionally, in 2005, the Company expects to recognize approximately $50.0 million in postretirement benefits, of which approximately $11.0 million ($7.0 million, net of taxes) will be classified as income from discontinued operations, relating to the effect of the plan amendments.

11.     Restructuring and Impairment

      Activity related to the restructuring reserve is as follows (in millions):

	Severance	Lease Commitments
	Costs	and Other Exit Costs	Total

Restructuring reserves:
Balance at beginning of year	$21.6	$9.3	$30.9

2004 Expense:
2nd quarter 2003 program	0.1	—	0.1
3rd quarter 2003 program	0.8	—	0.8
4th quarter 2003 program	0.2	—	0.2
1st quarter 2004 program	7.6	1.8	9.4
2nd quarter 2004 program	9.1	1.3	10.4
3rd quarter 2004 program	10.3	1.7	12.0
Adjustments to prior period programs	(4.0)	—	(4.0)

Total net expense	24.1	4.8	28.9

Costs paid	(22.1)	(7.1)	(29.2)

Ending balance at September 30, 2004	$23.6	$7.0	$30.6

3rd quarter 2003 restructuring:
Costs expected	$21.2	$6.8	$28.0
Costs paid in 2004	4.4	1.0	5.4
Costs paid to date	12.2	4.1	16.3
4th quarter 2003 restructuring
Costs expected	$6.8	$1.7	$8.5
Costs paid in 2004	3.0	1.1	4.1
Costs paid to date	5.8	1.1	6.9
1st quarter 2004 restructuring
Costs expected	$7.6	$1.8	$9.4
Costs paid in 2004	4.9	0.9	5.8
Costs paid to date	4.9	0.9	5.8
2nd quarter 2004 restructuring
Costs expected	$9.1	$1.3	$10.4
Costs paid in 2004	3.7	0.1	3.8
Costs paid to date	3.7	0.1	3.8
3rd quarter 2004 restructuring
Costs expected	$10.3	$1.7	$12.0
Costs paid in 2004	2.0	0.6	2.6
Costs paid to date	2.0	0.6	2.6

      During the third quarter 2004, the Company continued its initiative to right size its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $12.0 million. The third quarter charge included $10.3 million of severance cost and $1.7 million of costs related to the establishment of accruals for lease commitments and other exit costs. Also included in the third quarter 2004 charges is adjustments related to previously established accruals which did not require cash outlays of $3.0 million resulting in a net charge of $9.0 million. Additionally, the Company recognized an $10.3 million write down of assets primarily related to the closing of an International Plastic location totaling $7.0 million. The $3.3 million remaining fixed asset write down was related to Global Soft Trim locations.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

3rd Quarter 2004 Restructuring:
Total costs expected	$1.5	$5.1	$3.2	$2.2	$12.0
Costs incurred in 2004	1.5	5.1	3.2	2.2	12.0
Costs incurred to date	1.5	5.1	3.2	2.2	12.0
Headcount Reduction	103	528	235	16	882

      During the second quarter 2004, the Company undertook a restructuring program to right size its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $10.4 million. Additionally, the Company recognized a $27.4 million write down of assets related to the Company impairing $13.6 million of Intellimold assets, including a $2.7 million patent, a finite intangible asset, acquired as part of the TAC-Trim acquisition. The Company also impaired $11.0 million of customer contracts as a result of changes in customer sourcing. The $2.8 million remaining fixed asset write down was related primarily to Global Soft Trim locations.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

2nd Quarter 2004 Restructuring:
Total costs expected	$1.3	$0.8	$5.9	$2.4	$10.4
Costs incurred in 2004	1.3	0.8	5.9	2.4	10.4
Costs incurred to date	1.3	0.8	5.9	2.4	10.4
Headcount Reduction	250	10	250	40	550

      During the first quarter 2004, the Company undertook a restructuring program to right size its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $9.4 million. Additionally, the Company recognized a $3.0 million write down of fixed assets related primarily to Global Soft Trim locations. The Company also incurred and recorded restructuring charges of $1.1 million for prior year programs along with an adjustment related to a previously established accrual, which did not require cash outlays of $1.0 million.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

1st Quarter 2004 Restructuring:
Total costs expected	$1.3	$1.9	$1.7	$4.5	$9.4
Costs incurred in 2004	1.3	1.9	1.7	4.5	9.4
Costs incurred to date	1.3	1.9	1.7	4.5	9.4
Headcount Reduction	30	170	30	30	260

      During the fourth quarter 2003, the Company undertook a restructuring program to right size its overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of

$9.3 million. Additionally, the Company recognized a $4.6 million write down of fixed assets related to U.S. and Mexico Plastics and Global Soft Trim locations.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

4th Quarter 2003 Restructuring:
Total costs expected	$0.9	$4.0	$2.6	$1.0	$8.5
Costs incurred in 2004	—	0.2	(1.0)	—	(0.8)
Costs incurred to date	0.9	4.0	2.6	1.0	8.5
Headcount Reduction	100	500	400	—	1,000

      During the third quarter 2003, the Company undertook a restructuring program to right size its overhead structure, reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $27.2 million. Additionally, the Company recognized a $2.2 million write down of fixed assets related primarily to International Plastics locations.

      Included in the third quarter 2003 restructuring charge severance cost were charges related to the separation agreement with Jerry L. Mosingo, the former President and CEO. In August 2003, the Company’s Board of Directors appointed David Stockman as CEO, in addition to retaining his position of Chairman. Under the terms of his separation agreement, Mr. Mosingo received $0.6 million in the third quarter of 2003 and will receive $0.2 million per quarter through December 31, 2004 and $0.1 million for the quarter ending March 31, 2005, and other fringe and retirement benefits. The resulting third quarter 2003 restructuring charge was $5.3 million, which includes the present value of future benefits of $2.8 million, included in pension liability.

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other	Total

3rd Quarter 2003 Restructuring:
Total costs expected	$6.3	$5.6	$5.9	$10.2	$28.0
Costs incurred in 2004	—	0.6	0.2	—	0.8
Costs incurred to date	6.3	5.6	5.9	10.2	28.0
Headcount Reduction	500	300	600	200	1,600

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

      Under the Services Agreement, the Company is obligated to pay to Heartland a $4.0 million annual advisory fee payable in quarterly installments and reimburse its out-of-pocket expenses related to the services it provides. The Company has also agreed to pay a fee of 1% of the total enterprise value of certain acquisitions and dispositions and 1% of the gross proceeds of certain financings.

      In March 2004, the Company’s Board of Directors, including the disinterested and independent directors of the Board, approved a fee of $1.0 million to Heartland for its services rendered in connection with the 2004 amendments to the Company’s credit facility to add a supplemental revolving credit facility.

      In May 2004, the Company’s Board of Directors, including the disinterested and independent directors of the Board, approved an amendment of the Services Agreement to provide for a fee of up to $5.0 million related to services rendered in connection with the notes offering and a fee of 1% of the gross proceeds of certain future financings, excluding the amendment and restatement of our senior secured credit facility. The $1.0 million fee for the February 2004 amendments to the Company’s credit facility was subsequently waived when the Company completed its credit facility and notes refinancing during the third quarter of 2004, as part of which Heartland received a fee of $5.0 million.

      For the quarter and nine months ended September 30, 2004, the Company recorded total fees to Heartland of $6.3 million and $8.5 million, respectively. For the quarter and nine months ended September 30, 2003, the Company recorded total fees of $1.0 million and $3.0 million, respectively.

Charles E. Becker Transactions

      For the quarter and nine months ended September 30, 2004, the Company recorded total lease payments of $2.2 million and $6.5 million, respectively, under various lease agreements with entities controlled by Charles E. Becker, a former director of the Company. For the quarter and nine months ended September 30, 2003, the Company recorded total lease payments of $2.3 million and $6.9 million, respectively, under various lease agreements.

      Mr. Becker resigned as director of the Company effective as of May 6, 2004.

Elkin McCallum Transactions

      In 2004 and 2003, the Company engaged in ordinary course transactions with entities controlled by Elkin McCallum, a former director of the Company, for the purchase and sale of goods and services as part of ongoing business relationships. The Company recorded purchases for goods and services from entities controlled by Mr. McCallum of $0.7 million and $4.1 million for the quarter and nine months ended September 30, 2004, respectively, and $4.1 million and $15.2 million (net $1.2 million of rebates) for the quarter and nine months ended September 30, 2003, respectively, for goods and services purchased. The rebates received from Mr. McCallum relate to knit and woven automotive fabrics provided by entities controlled by Mr. McCallum under the Supply Agreement and Transition Agreement executed in connection with the 2001 Joan acquisition. Supplier rebates such as these are common in the automotive industry as part of ongoing price negotiations and adjustments. The rebates from Mr. McCallum totaled $14.7 million over the duration of the agreements. In addition, the Company recorded sales to entities controlled by Mr. McCallum of $0.6 million and $4.0 million for the quarter and nine months ended September 30, 2004, respectively, and $0.8 million and $5.3 million for the quarter and nine months ended September 30, 2003, respectively.

      The following table summarizes the balances outstanding from entities controlled by Mr. McCallum (in millions):

	September 30,	December 31,
	2004	2003

Accounts Receivable	$4.4	$2.7
Accounts Payable	2.7	1.0

      Mr. McCallum resigned as director of the Company effective as of May 6, 2004.

13.     Income Taxes

      The Company recognized an income tax benefit of $13.4 million and $8.6 million for the quarters ended September 30, 2004 and 2003, respectively. The Company recognized an income tax benefit of $17.0 million and an income tax expense of $0.1 million for the nine months ended September 30, 2004 and 2003, respectively. The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock dividends and accretion, foreign losses for which tax benefits are not recorded and state and foreign taxes that do not fluctuate directly with income, partially offset by the effect of a financing arrangement and tax credits.

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

      The Company evaluates performance based on operating profit or loss. Information about the Company’s segments is presented below (in millions):

	Quarter Ended September 30, 2004

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$261.7	$319.6	$283.5	$—	$864.8
Inter-segment revenues	8.2	3.3	1.1	(12.6)	—
Interest expense from preferred stock requirement	—	—	—	11.1	11.1
Depreciation and amortization	11.4	11.6	13.9	2.3	39.2
Operating income (loss)	13.8	(8.8)	11.9	(7.4)	9.5
Capital expenditures	23.6	29.8	15.4	0.4	69.2

	Quarter Ended September 30, 2003

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$312.0	$273.8	$316.4	$—	$902.2
Inter-segment revenues	3.0	4.1	0.3	(7.4)	—
Interest expense from preferred stock requirement	—	—	—	9.6	9.6
Depreciation and amortization	10.2	9.3	11.9	2.2	33.6
Operating income (loss)	17.5	1.3	27.6	(38.1)	8.3
Capital expenditures	11.1	15.5	18.0	0.2	44.8

	Nine Months Ended September 30, 2004

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$947.6	$1,072.8	$947.1	$—	$2,967.5
Inter-segment revenues	21.7	10.6	1.5	(33.8)	—
Interest expense from preferred stock requirement	—	—	—	32.1	32.1
Depreciation and amortization	35.0	32.7	37.8	7.2	112.7
Operating income (loss)	38.1	0.9	73.8	(47.3)	65.5
Capital expenditures	50.6	56.8	40.1	3.8	151.3
As of September 30:
Goodwill	757.2	346.9	274.4	—	1,378.5
Total assets	1,092.2	852.2	675.6	576.7	3,196.7

	Nine Months Ended September 30, 2003

	U.S. and Mexico	International	Global Soft
	Plastics	Plastics	Trim	Other(a)	Total

External revenues	$1,018.2	$917.9	$1,034.7	$—	$2,970.8
Inter-segment revenues	9.8	12.9	1.1	(23.8)	—
Interest expense from preferred stock requirement	—	—	—	27.2	27.2
Depreciation and amortization	31.6	28.7	35.0	5.9	101.2
Operating income (loss)	49.8	(18.0)	118.4	(78.6)	71.6
Capital expenditures	28.2	34.3	52.0	5.4	119.9
As of September 30:
Goodwill	707.3	343.5	274.5	—	1,325.3
Total assets	1,049.1	803.6	697.2	633.1	3,183.0

(a)	Other includes the Company’s non-operating units and the effect of eliminating entries. During 2004 and 2003, certain corporate costs that were previously included at the divisional units were included in the Other category. Those costs that could be attributed to a divisional unit were allocated back to the appropriate division. Operating income (loss) for the nine months ended September 30, 2004 reflects: $46.1 million, $58.1 million and $35.5 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively. Operating income (loss) for the nine months ended September 30, 2003 reflects: $40.8 million, $51.6 million, and $24.6 million of corporate costs allocated back to U.S. and Mexico Plastics, International Plastics and Global Soft Trim, respectively.

      Direct and indirect sales to significant customers in excess of ten percent of consolidated net sales from continuing operations are as follows:

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

DaimlerChrysler AG	30.1%	28.3%	31.5%	29.1%
General Motors Corporation	20.5%	24.4%	19.7%	22.2%
Ford Motor Company	24.0%	24.1%	26.1%	24.7%

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

      The Company is a party to a Consent Decree with the State of New Hampshire to remediate a former industrial landfill known as the Cardinal Landfill in Farmington, New Hampshire. Pursuant to that Consent Decree, the Company is currently conducting a pilot test for a proposed remediation of chlorinated compound contaminants in groundwater. The Consent Decree calls for a remedy to be in place during 2005. The Company is a defendant in three lawsuits filed by a total of 91 individual plaintiffs for alleged personal injuries arising from Cardinal Landfill conditions. The Company will vigorously contest these allegations. As of September 30, 2004, the Company has accrued $11.0 million for Cardinal Landfill.

      The Company is a party, as a member of a PRP workgroup, to a Consent Decree entered with the USEPA for the remediation of a former municipal landfill in Dover, New Hampshire. The town of Dover, New Hampshire is also a member of the PRP group and a party to the Consent Decree. Pursuant to the terms of the Consent Decree, the PRP group has recently completed an alternative remediation design. The USEPA and the State of New Hampshire have reviewed, provided for public comment and approved the alternative remedial design and subsequently issued an amended Record of Decision. As of September 30, 2004, the Company has accrued $8.2 million for Dover.

      Pursuant to a Consent Decree signed with the USEPA, the Company is currently engaged in a full-scale remediation for groundwater and soil contamination at the former Stamina Mills manufacturing facility in North Smithfield, Rhode Island. Remediation activities have been ongoing since 1998. Another Consent Decree resolving the USEPA claim for past oversight costs was signed during 2003, and a payment of $7.3 million was made during the third quarter of 2003. As of September 30, 2004, the Company has accrued $6.4 million for Stamina Mills.

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

      In the 1980’s and 1990’s, the California Regional Water Quality Control Board (“CRWQCB”) and other state agencies ordered a predecessor of the Company to investigate and remediate soil and groundwater contamination at a former lumber treatment plant in Elmira, CA. In 1996, the Company entered into an agreement with the State of California to conduct long-term operation and maintenance of the remedy implemented at the site. Currently, the Company is conducting a pilot test of an alternative treatment option that will reduce the cost and time for clean up at this site.

      The Company has entered into an Administrative Order by Consent with the USEPA requiring investigation, delineation and removal of contamination from a vacant three acre site in Zanesville, Ohio. The delineation report has been submitted to USEPA for comment, and the Administrative Order by Consent calls for the submittal and implementation of an action plan during 2004. Based on ongoing investigations at the site in regards to potential lead contamination in soil and groundwater, the USEPA has requested additional studies of groundwater and site wide soil stability studies in preparation for cap installation. Initial results of these studies indicate that there is no lead contamination in groundwater. The issue of cap installation is being evaluated in light of these recent findings.

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

      The Company has established accruals for certain contingent environmental liabilities and management believes such reserves comply with accounting principles generally accepted in the United States of America. The Company accrues for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable, and the financial impact of such outcome is reasonably estimable. As of September 30, 2004 and December 31, 2003, total reserves for these environmental costs are approximately $45.7 million and $51.2 million, respectively.

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

      As of September 30, 2004, the Company was a party to approximately 1,102 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $1.3 million or an average of less than $6,250 per settled case. The defense and settlement costs have been substantially covered by the Company’s primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $615 million in aggregate for all claims made. The coverage may be impacted by matters described below. Based on the age of the boilers, the nature of the claims and settlements made to date and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, the Company cannot assure that it will not be subjected to significant additional claims in the future in respect of these or other matters for which the insurance could be utilized, that insurance will be available as expected, that the matters described below may not impact the Company’s coverage or that unanticipated damages or settlements in the future would not exceed insurance coverage.

      In 1988, the Company divested its retail lumber and building materials business to Wickes Lumber Co. (now Wickes Inc.), which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in early 2004. As part of this divestiture, Wickes assumed responsibility for all liabilities associated with this business, including those associated with certain asbestos-related claims, and the Company agreed to give them access to its general liability insurance policies for such liabilities. These are, in several instances, the same policies referred to in the preceding paragraph. Wickes has been making claims against these policies for settlements of asbestos-related claims that it has characterized as insignificant as of late 2003 in its filings with the Securities and Exchange Commission. The Company has agreed to suspend making claims for other than defense costs to permit agreement upon a framework within the bankruptcy proceedings or otherwise for coordinating these claims as between the Company and Wickes. It is possible that resolution of these issues will await confirmation of a plan of reorganization for Wickes and that an equitable portion of the insurance will be made available for Wickes asbestos or other claimants, thereby reducing the coverage available to the Company for its own claims. Based upon the information available to the Company concerning Wickes’ claims history, management does not believe these matters will materially and adversely affect the Company.

      A purported class action was filed on March 24, 2003 in the United States District Court for the Eastern District of Michigan, against the Company, Heartland and ten current and former senior officers and/ or directors of the Company, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under. Four similar actions were subsequently filed in the United States District Court for the Eastern District of Michigan, purportedly filed on behalf of purchasers of the common stock of the Company between August 7, 2001 and August 2, 2002, which are identical to the purported class identified in the previously disclosed lawsuit, except in one instance in which the complaint alleges a class period beginning on July 5, 2001. On August 4, 2003, the court consolidated all five pending actions and appointed lead plaintiffs for the purported class. The Company believes that the claims are without merit and intends to vigorously defend the lawsuits. The Company does not believe that the suit will have a material impact on its financial condition, results of operations or cash flows.

      The Company is a defendant in a lawsuit involving a sales commission arrangement inherited from a predecessor company and its partial ownership of an extinguished joint venture. In September 2003, the Oakland County Circuit Court entered a judgment by default against the company for $4.2 million based upon an inadvertent failure to produce a small number of documents that were to be produced with thousands of other documents that were delivered in the discovery process. The Company and its counsel believe that the default judgment was improperly entered and that damages were improperly assessed, and it has filed an appeal of the judgment with the Michigan Court of Appeals. The Company intends to vigorously pursue its appeal in this matter and has posted a letter of credit in the amount of the judgment as part of the normal appeal process. While management believes it has no liability to the plaintiff, the Company has established an appropriate reserve for this matter in an amount less than the amount of the current judgment.

      The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company’s management, based on the facts presently known to it, have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

Other Commitments

      As of September 30, 2004, the Company’s continuing operations had approximately $69.0 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

16.     Other Comprehensive Loss

      Total comprehensive loss for the quarter and nine months ended September 30, 2004 and September 30, 2003 are as follows (in millions):

	Quarter Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003

Comprehensive loss:
Net loss	$(55.6)	$(32.1)	$(108.6)	$(47.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	20.5	(2.0)	8.4	57.5

	$(35.1)	$(34.1)	$(100.2)	$9.9

17.     Consolidating Financial Statements

      Products issued Senior Notes in a total principal amount of $500.0 million in December 2001. The Senior Notes are guaranteed by the Company and all of the Company’s wholly owned domestic subsidiaries other than its receivable, insurance and charitable subsidiaries (Guarantor Subsidiaries). In conjunction with certain sale-leaseback transactions, Products has issued lease payment guarantees on behalf of certain guarantor and non-guarantor subsidiaries. Since these lease payments are guaranteed, the leases are treated as capital lease obligations in the separate financial statements of those subsidiaries, but eliminated for consolidated financial statement purposes. The following are consolidating financial statements of the Company, Products, and its guarantor and non-guarantor subsidiaries:

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended September 30, 2004

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$73.7	$413.1	$388.2	$(10.2)	$864.8
Cost of goods sold	—	52.5	393.1	365.4	(10.2)	800.8
Selling, general and administrative expenses	—	39.7	(6.4)	2.0	(0.1)	35.2
Restructuring charge	—	0.3	2.3	6.4	—	9.0
Impairment of long-lived assets	—	—	3.3	7.0	—	10.3

Operating income (loss)	—	(18.8)	20.8	7.4	0.1	9.5
Interest expense, net of interest income	—	43.7	(0.1)	3.8	(0.5)	46.9
Interest expense from subsidiary preferred stock dividends	—	10.5	—	—	—	10.5
Interest expense from subsidiary preferred stock accretion	—	0.6	—	—	—	0.6
Intercompany interest	—	(2.7)	(4.5)	7.2	—	—
Loss (gain) on sale of receivables	—	(0.2)	—	2.6	—	2.4
Loss on early extinguishment of debt	—	18.8	—	—	—	18.8
Other expense (income), net	—	(1.0)	3.2	(2.1)	(0.8)	(0.7)

Income (loss) from continuing operations before income taxes	—	(88.5)	22.2	(4.1)	1.4	(69.0)
Income tax expense (benefit)	—	(33.5)	9.2	10.9	—	(13.4)

Income (loss) from continuing operations	—	(55.0)	13.0	(15.0)	1.4	(55.6)
Equity in net income (loss) of subsidiaries	(55.6)	(0.6)	(18.4)	—	74.6	—

Net income (loss)	$(55.6)	$(55.6)	$(5.4)	$(15.0)	$76.0	$(55.6)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Quarter Ended September 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$74.3	$388.4	$448.4	$(8.9)	$902.2
Cost of goods sold	—	51.9	342.3	426.8	(8.9)	812.1
Selling, general and administrative expenses	—	44.5	2.8	10.4	—	57.7
Restructuring charge	—	18.4	0.2	3.3	—	21.9
Impairment of long-lived assets	—	0.7	—	1.5	—	2.2

Operating income (loss)	—	(41.2)	43.1	6.4	—	8.3
Interest expense, net of interest income	—	35.6	(0.2)	2.4	—	37.8
Interest expense from subsidiary preferred stock dividends	—	9.2	—	—	—	9.2
Interest expense from subsidiary preferred stock accretion	—	0.4	—	—	—	0.4
Intercompany interest	—	(4.1)	(4.2)	8.3	—	—
Loss on sale of receivables	—	—	—	1.8	—	1.8
Loss on early extinguishment of debt	—	—	—	—	—	—
Other expense (income), net	—	(2.3)	4.5	(2.6)	0.2	(0.2)

Income (loss) from continuing operations before income taxes	—	(80.0)	43.0	(3.5)	(0.2)	(40.7)
Income tax expense (benefit)	—	(22.7)	19.9	(5.8)	—	(8.6)

Income (loss) from continuing operations	—	(57.3)	23.1	2.3	(0.2)	(32.1)
Cumulative effect of change in accounting principle	—	(0.2)	—	0.2	—	—
Equity in net income (loss) of subsidiaries	(32.1)	25.4	(0.4)	—	7.1	—

Net income (loss)	$(32.1)	$(32.1)	$22.7	$2.5	$6.9	$(32.1)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2004

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$237.6	$1,464.5	$1,291.8	$(26.4)	$2,967.5
Cost of goods sold	—	174.7	1,331.1	1,208.3	(26.4)	2,687.7
Selling, general and administrative expenses	—	160.3	(24.9)	1.9	7.4	144.7
Restructuring charge	—	6.0	6.3	16.6	—	28.9
Impairment of long-lived assets	—	—	28.6	12.1	—	40.7

Operating income (loss)	—	(103.4)	123.4	52.9	(7.4)	65.5
Interest expense, net of interest income	—	118.3	(0.1)	10.7	(1.5)	127.4
Interest expense from subsidiary preferred stock dividends	—	30.5	—	—	—	30.5
Interest expense from subsidiary preferred stock accretion	—	1.6	—	—	—	1.6
Intercompany interest	—	(9.7)	(13.2)	22.9	—	—
Loss on sale of receivables	—	0.1	—	7.1	—	7.2
Loss on early extinguishment of debt	—	20.3	—	—	—	20.3
Other expense (income), net	—	—	11.3	(6.5)	(0.7)	4.1

Income (loss) from continuing operations before income taxes	—	(264.5)	125.4	18.7	(5.2)	(125.6)
Income tax expense (benefit)	—	(70.8)	47.9	5.9	—	(17.0)

Income (loss) from continuing operations	—	(193.7)	77.5	12.8	(5.2)	(108.6)
Equity in net income (loss) of subsidiaries	(108.6)	85.1	3.8	—	19.7	—

Net income (loss)	$(108.6)	$(108.6)	$81.3	$12.8	$14.5	$(108.6)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine Months Ended September 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
Net sales	$—	$237.5	$1,585.7	$1,167.6	$(20.0)	$2,970.8
Cost of goods sold	—	167.7	1,410.5	1,100.1	(20.0)	2,658.3
Selling, general and administrative expenses	0.1	143.7	16.6	32.6	—	193.0
Restructuring charge	—	18.4	3.7	4.7	—	26.8
Impairment of long-lived assets	—	0.7	10.4	10.0	—	21.1

Operating income (loss)	(0.1)	(93.0)	144.5	20.2	—	71.6
Interest expense, net of interest income	—	106.4	(0.2)	5.1	—	111.3
Interest expense from subsidiary preferred stock dividends	—	22.4	—	—	—	22.4
Interest expense from subsidiary preferred stock accretion	—	4.8	—	—	—	4.8
Intercompany interest	—	(17.8)	(13.5)	31.3	—	—
Loss on sale of receivables	—	—	—	4.5	—	4.5
Other expense (income), net	—	(1.8)	16.6	(39.8)	1.1	(23.9)

Income (loss) from continuing operations before income taxes	(0.1)	(207.0)	141.6	19.1	(1.1)	(47.5)
Income tax expense (benefit)	—	(55.9)	52.1	3.9	—	0.1

Income (loss) from continuing operations	(0.1)	(151.1)	89.5	15.2	(1.1)	(47.6)
Equity in net income (loss) of subsidiaries	(47.5)	103.6	(3.6)	—	(52.5)	—

Net income (loss)	$(47.6)	$(47.5)	$85.9	$15.2	$(53.6)	$(47.6)

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	As of September 30, 2004

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(57.4)	$58.9	$2.0	$—	$3.5
Accounts and other receivables, net	—	8.0	55.2	189.6	2.3	255.1
Inventories	—	14.3	97.3	67.3	(0.1)	178.8
Other	—	37.7	113.5	65.9	—	217.1

Total current assets	—	2.6	324.9	324.8	2.2	654.5
Investment in subsidiaries	340.1	1,748.6	(25.9)	—	(2,062.8)	—
Property, plant and equipment, net	—	51.7	337.2	464.6	(47.5)	806.0
Goodwill	—	—	1,101.7	276.8	—	1,378.5
Other assets	—	277.5	15.8	64.4	—	357.7

	$340.1	$2,080.4	$1,753.7	$1,130.6	$(2,108.1)	$3,196.7

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$25.3	$—	$25.3
Current maturities of long-term debt and capital lease obligations	—	5.1	—	3.4	—	8.5
Accounts payable	—	47.0	286.0	303.4	(0.1)	636.3
Accrued expenses	—	123.7	24.6	76.8	—	225.1

Total current liabilities	—	175.8	310.6	408.9	(0.1)	895.2
Long-term debt and capital lease obligations	—	1,355.9	5.9	40.8	(41.4)	1,361.2
Mandatorily redeemable preferred stock of subsidiary	—	193.3	—	—	—	193.3
Intercompany payable (receivable)	—	(233.9)	(279.0)	512.9	—	—
Other, including pensions and post- retirement benefit obligation	—	249.2	48.2	109.5	—	406.9

Total liabilities	—	1,740.3	85.7	1,072.1	(41.5)	2,856.6

Total common stockholders’ equity (deficit)	340.1	340.1	1,668.0	58.5	(2,066.6)	340.1

	$340.1	$2,080.4	$1,753.7	$1,130.6	$(2,108.1)	$3,196.7

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING BALANCE SHEET

	As of December 31, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$(71.2)	$78.4	$6.0	$—	$13.2
Accounts and other receivables, net	—	1.1	34.4	220.4	1.4	257.3
Inventories	—	14.2	96.2	59.0	—	169.4
Other	—	47.8	105.4	59.0	—	212.2

Total current assets	—	(8.1)	314.4	344.4	1.4	652.1
Investment in subsidiaries	440.3	1,655.0	(1.6)	—	(2,093.7)	—
Property, plant and equipment, net	—	55.9	348.1	442.8	(12.7)	834.1
Goodwill	—	—	948.9	414.2	—	1,363.1
Other assets	—	276.0	11.4	54.5	—	341.9

	$440.3	$1,978.8	$1,621.2	$1,255.9	$(2,105.0)	$3,191.2

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term borrowings	$—	$—	$—	$16.0	$—	$16.0
Current maturities of long-term debt and capital lease obligations	—	27.8	0.1	3.6	—	31.5
Accounts payable	—	46.0	301.4	291.5	—	638.9
Accrued expenses	—	146.9	2.2	90.4	(0.6)	238.9

Total current liabilities	—	220.7	303.7	401.5	(0.6)	925.3
Long-term debt and capital lease obligations	—	1,230.1	—	20.0	(12.4)	1,237.7
Mandatorily redeemable preferred stock of subsidiary	—	161.2	—	—	—	161.2
Intercompany payable (receivable)	—	(317.3)	(215.7)	533.0	—	—
Other, including pensions and post- retirement benefit obligation	—	243.8	74.9	108.0	—	426.7

Total liabilities	—	1,538.5	162.9	1,062.5	(13.0)	2,750.9

Total common stockholders’ equity (deficit)	440.3	440.3	1,458.3	193.4	(2,092.0)	440.3

	$440.3	$1,978.8	$1,621.2	$1,255.9	$(2,105.0)	$3,191.2

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2004

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$13.8	$(43.9)	$21.2	$—	$(8.9)

INVESTING ACTIVITIES
Additions to property, plant and equipment and other non-current assets	—	(3.3)	(62.7)	(85.3)	—	(151.3)
Sales of property, plant and equipment	—	—	26.6	33.8	—	60.4
Payments of acquisitions and related costs	—	—	(2.7)	(0.5)	—	(3.2)

Net cash used in investing activities	—	(3.3)	(38.8)	(52.0)	—	(94.1)

FINANCING ACTIVITIES
Issuance of long-term debt	—	848.9	—	—	—	848.9
Repayment of long-term debt	—	(799.7)	(0.1)	(2.8)	—	(802.6)
Payments for debt issuance costs	—	(15.6)	—	—	—	(15.6)
Decrease in short-term borrowings	—	—	—	8.9	—	8.9
Net borrowings (repayments) on revolving credit facilities	—	53.1	—	—	—	53.1
Intercompany transfers to (from) subsidiary	—	(83.4)	63.3	20.1	—	—

Net cash provided by financing activities	—	3.3	63.2	26.2	—	92.7

Effect of exchange rate changes on cash	—	—	—	0.6	—	0.6

Increase (decrease) in cash and cash equivalents	—	13.8	(19.5)	(4.0)	—	(9.7)

Cash and cash equivalents at beginning of period	—	(71.2)	78.4	6.0	—	13.2

Cash and cash equivalents at end of period	$—	$(57.4)	$58.9	$2.0	$—	$3.5

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATION FINANCIAL STATEMENTS

CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2003

				Non-		Consolidated
	Parent	Issuer	Guarantors	Guarantors	Eliminations	Total

	(in millions)
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$—	$6.8	$115.0	$(77.8)	$—	$44.0

INVESTING ACTIVITIES
Additions to property, plant and equipment and other non-current assets	—	(11.7)	(54.9)	(53.3)	—	(119.9)
Sales of property, plant and equipment	—	—	0.5	14.7	—	15.2
Payments of acquisitions and related costs	—	—	(37.8)	—	—	(37.8)

Net cash used in investing activities	—	(11.7)	(92.2)	(38.6)	—	(142.5)

FINANCING ACTIVITIES
Issuance of long-term debt	—	—	—	—	—	—
Repayment of long-term debt	—	(21.6)	—	(0.8)	—	(22.4)
Decrease in short-term borrowings	—	—	—	2.1	—	2.1
Net borrowings (repayments) on revolving credit facilities	—	—	—	58.5	—	58.5
Intercompany transfers to (from) subsidiary	—	(21.4)	26.2	(4.8)	—	—

Net cash provided by (used in) financing activities	—	(43.0)	26.2	55.0	—	38.2

Effect of exchange rate changes on cash	—	—	—	1.5	—	1.5

Increase (decrease) in cash and cash equivalents	—	(47.9)	49.0	(59.9)	—	(58.8)
Cash and cash equivalents at beginning of period	—	0.2	0.3	80.8	—	81.3

Cash and cash equivalents at end of period	$—	$(47.7)	$49.3	$20.9	$—	$22.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Key Factors Impacting Our Reported Results. Critical factors affecting our ability to succeed include the following:

•	Automotive Sales and OEM Production Levels. In North America, the Company manufactures components for approximately 90% of all light vehicle production platforms. Sales are primarily made to North American based global OEMs, as well as Asian and European based global OEMs. The automotive supply industry in which the Company competes is cyclical and is influenced by the level of North American and Western European vehicle production. The Company’s sales results are influenced heavily by the volume of OEM production of light vehicles (“builds”) in the markets it serves. Industry wide NAFTA builds were down almost 1% for the quarter ended September 30, 2004 versus the same period of 2003 and were flat for the nine month comparable periods. Within NAFTA, the builds of the Big 3 OEM’s were down approximately 4% and 3% for the quarter and nine month period over period, respectively. Industry wide, for Europe, third quarter and nine month builds were up 2% and 1% for 2004 compared to 2003, respectively, while builds in South America were up 30% for the third quarter and nine month period over period.

•	Our relationships with our customers. Collins & Aikman does business with all of the world’s largest vehicle manufacturers including Ford, General Motors, DaimlerChrysler, Toyota, Honda, Nissan, Volkswagen, Renault and Porsche. These relationships have typically developed over a period of many years, and have, in many cases, been enhanced by the Company’s recent acquisitions, which have provided the Company with a resulting global footprint and capacity to supply a full range of interior products. In each case, there is a complex mutual dependency and cooperation between the Company and its customers necessary to ensure that vehicle programs are successful in key areas of quality, timing and cost. At the same time, customer expectations are evolving, as vehicle manufacturers continue to outsource more design and integration responsibilities to the Company and other Tier 1 suppliers. As a result, customer satisfaction, especially at critical inflexion points (such as new vehicle launches and vehicle refreshes), has become more complicated and places significant demands on the Company’s resources. Also, there is an inherent tension between the Company and its customers resulting from intense competition and pricing pressures within the industry. For example, OEM customers in the automotive industry attempted to impose price decreases and givebacks. Such attempted price decreases were generally in the 2% to 4% range. Several reductions have been agreed to, and others are currently being negotiated with OEMs and pressures may increase if overall economic and industry conditions do not improve. Finally, on some vehicle programs involving component integration at the Tier 1-level, the Company is either a supplier to, or a customer of, some of its largest Tier 1 competitors, such as Delphi, Visteon and Lear. These types of arrangements are

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

      For example, in 2001, the Company completed three key acquisitions: (1) the acquisition of Becker Group L.L.C., a leading supplier of plastic components to the automotive industry, (2) the acquisition of Joan Automotive Fabrics, a leading supplier of body cloth to the automotive industry, and Joan’s affiliated yarn dyeing operation, Western Avenue Dyers, L.P., and (3) the acquisition of Textron Automotive Company’s Trim division (TAC-Trim), one of the largest suppliers of instrument panels and fully assembled cockpit modules and a major automotive plastics manufacturer of interior and exterior trim components in North America, Europe and South America. These acquisitions, together with the Company’s 2002 acquisition of Southwest Laminates, a fabric lamination business, contributed approximately $2 billion of additional net sales in 2002 and drove the 113% increase in net sales from the prior year. In addition, these acquisitions were financed by varying combinations of the Company’s common stock and preferred stock, warrants to purchase the Company’s common stock, cash on hand and borrowings under a revolving credit facility, public issuances of debt and sales of the acquired companies’ accounts receivable under the receivables facility.

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

      Impact of Integration Activities and Restructuring Initiatives. We have devoted considerable efforts beginning in 2001 to properly integrate the acquired companies. We have also implemented a series of restructuring initiatives to ensure that the resulting combined operations have the proper structure and necessary resources to perform on a profitable basis. These initiatives were directed initially at establishing a proper, global manufacturing footprint and included combining and rationalizing the Company’s legacy and acquired operations in North America, Europe and South America. More recent restructuring initiatives have focused on developing an appropriate overhead structure, including strengthening and streamlining the senior management team on a worldwide basis. As a consequence of these restructuring initiatives, the Company has incurred significant restructuring and impairment charges in each of 2001, 2002, 2003 and 2004 for severance costs, plant and office closures, equipment and lease impairments, contractual obligations and other restructuring activities, which have impacted cash flow, operating income and net income. For a more detailed description of these charges, see Note 11, “Restructuring and Impairment.”

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

Results of Operations

(Dollars in millions)

Quarter Ended September 30, 2004 versus Quarter Ended September 30, 2003

      Analysis of sales for each of our segments for the third quarter of 2004 and 2003 are as follows:

	Quarter Ended September 30,

	Net Sales				Composition of Dollar Change

					Foreign
			Dollar		Exchange	Commercial	Volume, Mix
	2004	2003	Change	% Change	Effects	Items(1)	& Other(2)

U.S. and Mexico Plastics	$261.7	$312.0	$(50.3)	(16.1)%	$—	$(3.9)	$(46.4)
International Plastics	319.6	273.8	45.8	16.7%	21.2	(3.7)	28.3
Global Soft Trim	283.5	316.4	(32.9)	(10.4)%	4.5	(6.5)	(30.9)
Other	—	—	—	—	—	—	—

Consolidated	$864.8	$902.2	$(37.4)	(4.1)%	$25.7	$(14.1)	$(49.0)

(1)	Commercial items include customer price increases and decreases affecting reported sales revenue.

(2)	Volume, Mix and Other is the remaining impact after excluding the effects of currency movements and commercial items

      Overall sales revenue for the quarter declined primarily due to longer summer vacation shutdowns largely related to adjustments to dealer inventory levels and new model year changeover on several significant programs on which the Company was the incumbent supplier. The strengthening of the Euro, British Pound and Canadian dollar against the U.S. dollar since the third quarter of 2003 had a positive impact on our sales revenue. Several other factors decreasing third quarter revenue were competitive bidding, discontinued products and customer assembly plant production schedule adjustments on programs where the Company has significant content.

      U.S. and Mexico Plastics experienced a sales decline resulting from the aforementioned items and a transfer of assembly content to an International Plastics segment location in Canada. This shift in content to Canada was part of a major new award of cockpit and sequencing business on a vehicle that launched in the first quarter of 2004.

      In addition to the favorable currency gains mentioned above, International Plastics sales revenue increased due to volume growth for incremental cockpit and sequencing business. Also, a strategic initiative increased export business at our South American operations. A significant increase in third quarter volume on a major car platform in Europe also accounted for additional growth in sales revenue in the International Plastics segment.

      Global Soft Trim segment sales declined primarily as a result of discontinued business. Along with the aforementioned items new model year changeovers also significantly reduced Global Soft Trim sales revenues.

     Gross Profit Analysis by Segment

	Quarter Ended September 30,

	Gross Profit				As a Percentage of Sales

			Dollar				Increase
	2004	2003	Change	% Change	2004	2003	(Decrease)	% Change

U.S. and Mexico Plastics	$14.3	$27.3	$(13.0)	(47.6)%	5.5%	8.8%	(3.3)%	(37.5)%
International Plastics	18.2	14.3	3.9	27.3%	5.7%	5.2%	0.5%	9.6%
Global Soft Trim	31.0	46.7	(15.7)	(33.6)%	10.9%	14.8%	(3.9)%	(26.4)%
Other	0.5	1.8	(1.3)	(72.2)%	—	—	—	—

Consolidated	$64.0	$90.1	$(26.1)	(29.0)%	7.4%	10.0%	(2.6)%	(26.0)%

      Overall gross profit was impacted by the aforementioned decline in sales and higher lease costs due to the sale-leasebacks of buildings and equipment previously owned by the Company. Also, customer price reductions could not be offset by raw material cost savings to the extent previously expected due to higher costs for injection resins. Partially offsetting the decrease in gross profit was $4.6 million due to the termination of post-retirement benefits. To conform to the current year presentation, the 2003 amounts reflect a reclassification to costs of sales of $5.4 million in manufacturing facility lease costs previously recognized as selling, general and administrative expenses.

      Gross profit at the U.S. and Mexico Plastics segment has decreased primarily due to the reduction in sales. Pressure in resin pricing resulted in higher material costs. These negative gross profit impacts, along with customer givebacks, were partially offset by positive influences from manufacturing efficiencies and savings from a plant closure.

      The International Plastics segment’s gross profit was positively impacted by the increase in their sales highlighted above, as well as material cost savings initiatives at several plants, partially offset by commercial items.

      Global Soft Trim’s gross profit decline was mainly due to the reduction in sales and commercial items, offset by savings realized from manufacturing efficiencies.

	Quarter Ended September 30,

			Dollar
	2004	2003	Change

Selling, General and Administrative Expenses	$35.2	$57.7	$(22.5)

      Selling, general and administrative expenses decreased from 6.4% of sales in the third quarter 2003 to 4.1% in 2004. Contributing to the cost decrease were savings realized in connection with the salaried workforce restructuring programs and realization of the Company’s cost cutting initiatives. Also impacting the decrease is the termination of post-retirement benefits, which per actuary calculations decreased selling, general and administrative expenses by $5.2 million.

      Restructuring Charges: During the third quarter 2004, the Company continued its initiative to right size its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $12.0 million. The 2004 third quarter charge included approximately $10.3 million of severance cost, affecting approximately 882 personnel and $1.7 million of costs related to the establishment of accruals for lease commitments and other exit costs. Offsetting the third quarter restructuring charge are adjustments to previously established accruals, not requiring cash outlays, totaling $3.0 million, resulting in a net expense of $9.0 million.

      In the third quarter of 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on domestic operations resulting in a restructuring charge of $21.9 million. The 2003 charge included approximately $16.8 million of severance cost and $5.1 million of costs related to the establishment of reserves for lease commitments and other exit costs.

      Impairment of Long-Lived Assets: During the third quarter 2004, the Company recognized an $10.3 million write-down of fixed assets primarily related to the closing of an International Plastics plant totaling $7.0 million. The $3.3 million remaining fixed asset write down was related to Global Soft Trim locations.

      In the third quarter 2003, the Company recognized a $2.2 million write-down of fixed assets related to an International Plastics location.

	Quarter Ended
	September 30,

			Dollar
	2004	2003	Change

Operating Income	$9.5	$8.3	$1.2

      The positive effect of lower selling, general and administrative costs along with a decrease in restructuring costs more than offset the decline in sales and gross profit described above. The net result was an increase in operating income of $1.2 million for the third quarter 2004 when compared to the same quarter in 2003.

	Quarter Ended
	September 30,

			Dollar
	2004	2003	Change

Interest Expense	$46.9	$37.8	$9.1

      The increase in interest expense is related to approximately $6.2 million of additional interest on the new Senior Subordinated Notes due 2012 as they overlapped for 41 days with the prior Senior Subordinated Notes due 2006 which were refinanced. The remainder of the increase is due to higher average debt balances period over period.

	Quarter Ended
	September 30,

			Dollar
	2004	2003	Change

Loss on Sale of Receivables	$2.4	$1.8	$0.6

      Throughout the normal course of business, receivables are sold to non-recourse facilities and through factoring arrangements, and a loss is recorded. The increase in loss is due to higher facility usage of existing agreements and new facilities entered into in 2004.

	Quarter Ended
	September 30,

			Dollar
	2004	2003	Change

Other Expense (Income), Net	$(0.7)	$(0.2)	$(0.5)

      In the third quarter 2004, other expense (income), net included $2 million of foreign currency transaction gains, offset by minority interest share of gains of a consolidated subsidiary and losses related to derivatives used in the Company’s foreign currency hedging strategy.

      In the third quarter 2003, other expense (income), net primarily included $1 million of losses related to credit default swaps used in the Company’s U.S. accounts receivable securitization program, offset by minority interest in a consolidated subsidiary of $2 million.

	Quarter Ended
	September 30,

			Dollar
	2004	2003	Change

Income Tax Benefit	$(13.4)	$(8.6)	$(4.8)

      The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock interest and accretion, foreign losses for which tax benefits are not recognized and state and foreign taxes that do not fluctuate directly with income, partially offset by the effect of intercompany financing and tax credits. Net cash taxes paid during the period were $2.3 million

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

      Analysis of sales for each of our segments for the first nine months of 2004 and 2003 are as follows:

	Nine Months Ended September 30,

	Net Sales				Composition of Dollar Change

					Foreign
			Dollar		Exchange	Commercial	Volume, Mix
	2004	2003	Change	% Change	Effects	Items(1)	& Other(2)

U.S. and Mexico Plastics	$947.6	$1,018.2	$(70.6)	(6.9)%	$—	$(15.6)	$(55.0)
International Plastics	1,072.8	917.9	154.9	16.9%	89.8	(10.0)	75.1
Global Soft Trim	947.1	1,034.7	(87.6)	(8.5)%	17.9	(16.8)	(88.7)
Other	—	—	—	—	—	—	—

Consolidated	$2,967.5	$2,970.8	$(3.3)	(0.1)%	$107.7	$(42.4)	$(68.6)

(1)	Commercial items include customer price increases and decreases affecting reported sales revenue.

(2)	Volume, mix and Other is the remaining impact after excluding the effects of currency movements and commercial items

      Total sales for the nine months ended September 30, 2004 when compared to the same 2003 period were relatively flat. New program launches and the strengthening of the Euro, British Pound and Canadian dollar against the U.S. dollar during the first nine months of 2004 compared to 2003 had a positive impact on our sales revenue. The negative volume mix change relates to elevated dealer inventory levels, competitive bidding, discontinued products and new model year changeover on several large programs on which the Company is the incumbent supplier. Finally, customer assembly plant production schedule adjustments on programs where the Company has significant content had a negative effect on sales.

      U.S. and Mexico Plastics experienced a sales decline resulting from the aforementioned items and a transfer of assembly content to an International Plastics segment location in Canada. This shift in content to Canada was part of a major new award of cockpit and sequencing business on a vehicle that launched in the first quarter of 2004. Partially offsetting these decreases was new business from a major new program launch.

      In addition to the favorable currency gains mentioned above, International Plastics sales revenue increased due to volume growth for incremental cockpit and sequencing business. Also, a strategic initiative increased export business at our South American operations. A 20% increase in third quarter volume on a major car platform in Europe also accounted for additional growth in sales revenue in the International Plastics segment.

      Global Soft Trim segment sales declined primarily as a result of discontinued business. Along with the aforementioned items, new model year changeovers also significantly reduced Soft Trim sales revenues.

     Gross Profit Analysis by Segment

	Nine Months Ended September 30,

	Gross Profit				As a Percentage of Sales

			Dollar				Increase
	2004	2003	Change	% Change	2004	2003	(Decrease)	% Change

U.S. and Mexico Plastics	$78.0	$94.7	$(16.7)	(17.6)%	8.2%	9.3%	(1.1)%	(11.8)%
International Plastics	62.8	35.4	27.4	77.4%	5.9%	3.9%	2.0%	51.3%
Global Soft Trim	137.2	179.3	(42.1)	(23.5)%	14.5%	17.3%	(2.8)%	(16.2)%
Other	1.8	3.1	(1.3)	(41.9)%	—	—	—	—

Consolidated	$279.8	$312.5	$(32.7)	(10.5)%	9.4%	10.5%	(1.1)%	(10.5)%

      Overall gross profit was impacted by the aforementioned decline in sales and higher lease costs from sale-leasebacks of buildings and equipment. Partially offsetting the decrease in gross profit was $4.6 million due to the termination of post-retirement benefits. To conform to the current year presentation, the 2003 amounts reflect a reclassification to cost of sales of $17.1 million in manufacturing facility lease costs previously recognized as selling, general and administrative expenses.

      Gross profit at the U.S. and Mexico Plastics segment has decreased primarily due to the reduction in sales. Pressure in resin pricing resulted in higher material costs. These negative gross profit impacts, along with customer givebacks, were partially offset by positive influences from manufacturing efficiencies and savings from a plant closure.

      The International Plastics segment’s gross profit was positively impacted by their sales highlighted above, as well as manufacturing efficiencies and material cost savings initiatives at several plants, partially offset by commercial items.

      Global Soft Trim’s gross profit decline was mainly due to the reduction in sales, commercial items and material price increases, offset by savings realized from manufacturing efficiencies

	Nine Months Ended
	September 30,

			Dollar
	2004	2003	Change

Selling, General and Administrative Expenses	$144.7	$193.0	$(48.3)

      Selling, general and administrative expenses decreased from 6.5% of sales in the first nine months of 2003 to 4.9% in the comparable period of 2004. Contributing to the cost decrease were savings realized in connection with the salaried workforce restructuring programs and realization of the Company’s cost cutting initiatives. Also impacting the decrease is the termination of post-retirement benefits, which per actuary calculations decreased selling, general and administrative expenses by $5.2 million.

      Restructuring Charges: During the third quarter 2004, the Company continued its initiative to right size its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $12.0 million. The third quarter 2004 charge included $10.3 million of severance cost, affecting approximately 882 personnel and $1.7 million of costs related to the establishment of accruals for lease commitments and other exit costs. Offsetting the third quarter restructuring charge are adjustments to previously established accruals not requiring a cash outlay totaling $3.0 million, resulting in a net expense of $9.0 million.

      In the second quarter 2004, the Company undertook a restructuring program to right size its overhead structure, further reduce salaried headcount and strengthen and streamline the senior management team on a worldwide basis resulting in a restructuring charge of $10.4 million. The 2004 charge included approximately $9.1 million of severance cost, affecting approximately 550 personnel and $1.3 million of costs related to the establishment of accruals for lease commitments and other exit costs.

      The Company under took a restructuring program costing $9.5 million in the first quarter of 2004. The 2004 charge included $7.6 million of severance cost and $1.8 million of other exit costs and affected approximately 260 personnel. Also included in the restructuring charge are expenses related to 2003 programs of $1.1 million, offset by an adjustment related to a previously established accrual, which did not require cash outlays of $1.0 million.

      During the third quarter 2003, the Company undertook a restructuring program to rationalize operations on a worldwide basis with the primary focus on domestic operations resulting in restructuring charge of $21.9 million. The 2003 charge included approximately $16.8 million of severance cost and $5.1 million of costs related to the establishment of reserves for lease commitments and other exit costs.

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

      Impairment of Long-Lived Assets: During the third quarter 2004, the Company recognized an $10.3 million write-down of fixed assets primarily related to the closing of an International Plastics plant totaling $7.0 million. The $3.3 million remaining fixed asset write down was related to Global Soft Trim locations.

      In the second quarter 2004, the Company recognized a $27.4 million write-down of fixed assets primarily related to the Company impairing $13.6 million of Intellimold assets, including a $2.7 million patent, a finite intangible asset, acquired as part of the TAC-Trim acquisition. Additionally, the Company impaired $11.0 million of customer contracts as a result of changes in customer sourcing. The $2.8 million remaining fixed asset write down was related primarily to Global Soft Trim locations.

      During the first quarter 2004, the Company recognized a $3.0 million write-down of fixed assets as a result of the first quarter restructuring program.

      Throughout the nine months ended September 30, 2003, the Company recognized a $10.7 million write-down of fixed assets, $7.7 million of which related to the initial 50% interest acquired in an Italian joint venture and $3.0 million related to an International Plastics location. The Company also recognized a $10.4 million impairment of the Becker non-compete agreement.

	Nine Months Ended
	September 30,

			Dollar
	2004	2003	Change

Operating Income	$65.5	$71.6	$(6.1)

      The positive effect of lower selling, general and administrative costs partially offset the increase in restructuring costs and the decline in sales and gross profit described above. The net result was a decrease in operating income of $6.1 million for the nine months ended September 30, 2004 when compared to the same period in 2003.

	Nine Months Ended
	September 30,

			Dollar
	2004	2003	Change

Interest Expense	$127.4	$111.3	$16.1

      The increase in interest expense is related to approximately $6.2 million of additional interest on the new Senior Subordinated Notes due 2012 as they overlapped for 41 days with the prior Senior Subordinated Notes due 2006 which were refinanced. The remainder of the increase is due to higher average debt balances period over period and additional amortization of financing fees.

	Nine Months Ended
	September 30,

			Dollar
	2004	2003	Change

Loss on Sale of Receivables	$7.2	$4.5	$2.7

      Throughout the normal course of business, receivables are sold to non-recourse facilities and through factoring arrangements, and a loss is recorded. The increase in loss is due to higher facility usage of existing agreements and new facilities entered into in 2004.

	Nine Months Ended
	September 30,

			Dollar
	2004	2003	Change

Other Expense (Income), Net	$4.1	$(23.9)	$28.0

      In the nine months ended September 30, 2004, other expense (income), net included $4 million of foreign currency transaction losses and $2 million of losses related to derivatives used in the Company’s foreign currency hedging strategy, offset by minority interest share of losses of a consolidated subsidiary of $2 million.

      In the nine months ended September 30, 2003, other expense (income), net primarily included $24 million of foreign currency transaction gains and minority interest share of losses of a consolidated subsidiary of $4 million primarily offset by $3 million of losses related to derivatives used in the Company’s hedging strategies.

	Nine Months Ended
	September 30,

			Dollar
	2004	2003	Change

Income Tax Expense (Benefit)	$(17.0)	$0.1	$(17.1)

      The primary reasons for the Company’s effective tax rate being different from its statutory rate are non-deductible preferred stock interest and accretion, foreign losses for which tax benefits are not recognized and state and foreign taxes that do not fluctuate directly with income, partially offset by the effect of intercompany financing and tax credits. Net cash taxes paid during the period were $7.6 million

Liquidity and Capital Resources

      The Company and its subsidiaries had cash and cash equivalents totaling $3.5 million and $13.2 million at September 30, 2004 and December 31, 2003, respectively.

      The Company’s principal sources of funds are cash generated from operating activities and borrowings under its revolving credit facilities, receivables arrangements and sale leaseback arrangements. In addition, to facilitate the collection of funds from operating activities, the Company has sold receivables under its receivables facility and has also entered into accelerated payment collection programs with its larger customers. If those additional liquidity sources were to become unavailable or limited by customer concentration or credit quality or otherwise, the Company would require additional capital, access to which is not assured.

      The Company believes that cash flow from operations, together with its revolving credit facilities, receivables arrangements, leasing arrangements and cash generations projects will provide adequate sources of liquidity to fund operations. The Company continues to seek means to generate additional cash for debt reduction and its growth strategy. Among its potential cash generation projects, the Company seeks to further improve working capital management (including factoring of receivables) and to continue to utilize lease financings.

      Aggregate unutilized availability under the Company’s financing facilities at September 30, 2004 was $182.7 million, consisting of $163.2 million under the Company’s senior secured credit facilities and $19.5 million under uncommitted bank facilities in foreign locations. At September 30, 2004 the Company’s receivables facility was fully drawn relative to available collateral. Limitations on the Company’s availability are based on financial performance and target levels established by the covenants. At September 30, 2004, of the $182.7 million in aggregate unutilized availability under the facilities, $6.8 million would not have been available due to covenant constraints. As of September 30, 2004, the Company believes it is in compliance with all covenants under our various obligations.

      The Company was recently informed that certain of the accelerated payment collection programs with its larger customers will be discontinued in 2005 and that one of those customers, Ford Motor Company, intends to phase out its accelerated payment collection program from September 2004 through December 2004. At September 30, 2004, the Company had approximately $10.2 million collected under the Ford program. These programs have materially enhanced our liquidity in the past. At September 30, 2004, the Company had approximately $130.9 million collected under these arrangements, including the Ford program. The impact of the discontinuance of these programs is expected to be partially offset by a greater utilization of our existing $250 million accounts receivable securitization facility. The existing receivables facility expires on December 20, 2004, and the Company expects to have a multi-year replacement facility established before that time. The Company will also consider replacement accelerated payment programs offered on behalf of our customers or through other financial intermediaries. However, we may not be able to timely or fully replace these arrangements, and the new terms of any such program may be less advantageous than current arrangements. If the Company is unable to replace these arrangements, it could adversely affect its liquidity under its senior secured credit facilities.

Operating Activities

      Net cash used in operating activities was $8.9 million for the nine months ended September 30, 2004, compared to net cash provided by operating activities of $44.0 million for the nine months ended September 30, 2003. The 2004 decrease is primarily the result of an increase in net loss, an increase in accounts receivable and increases in other assets, offset by improvements in working capital changes, an increase in proceeds from participating interests in accounts receivable, and a decrease in accounts receivable factored.

Investing Activities

      Net cash used in investing activities was $94.1 million for the nine months ended September 30, 2004, compared to $142.5 million for the nine months ended September 30, 2003. The decrease in cash used in investing activities is primarily the result of receiving $45.2 million more of proceeds from the sale of property, plant and equipment primarily sale-leaseback transactions and a decrease of $34.6 million of business acquisition costs offset by $31.4 million more of capital expenditures.

Financing Activities

      Net cash provided by financing activities for the nine months ended September 30, 2004 was $92.7 million compared to net cash provided by financing activities for the nine months ended September 30, 2003 of $38.2 million. This increase in cash provided from financing activities is the result of $54.5 million increase in net borrowings.

      In the third quarter of 2004, the Company refinanced its existing senior secured credit facilities in order to extend debt maturities and enhance financial and operating flexibility. Through a syndicate of financial institutions the Company entered into debt agreements for a 5 year $105 million revolving credit facility and a 5 year $170 million supplemental credit facility. In addition, the Company issued $415 million aggregate principal amount of 12 7/8% Senior Subordinated Notes due 2012 at a $14.7 million discount.

      The Company incurred an $18.8 million loss on debt extinguishment as a result of these transactions due primarily to the write-off of existing debt issuance costs. The proceeds of the new financing were primarily used to repay outstanding borrowings under the prior Senior Subordinated Notes and pay fees and expenses related to the refinancing. The remaining proceeds were used for general corporate purposes.

      During the first quarter of 2004, in conjunction with the fifth amendment to its Senior Secured Credit Facilities, the Company recognized a $1.5 million loss on early extinguishment of debt.

Outlook

      To further enhance North American automobile revenues, OEM’s continue to offer incentives to increase sales volumes. However, sales for the fourth quarter of 2004 are projected to be 5%-10% lower than the prior year primarily due to reduced OEM production levels and inventory adjustments on several vehicle platforms in North America and Europe.

      The Company’s principal uses of funds from operating activities and borrowings for the next several years are expected to fund interest and principal payments on its indebtedness, growth related working capital increases, capital expenditures, product launches and lease expenses. Consistent with the automotive supply industry, the Company continues to experience significant competitive pressure and expects to face continued downward cost pressure from vehicle manufacturers. The Company has an ongoing aggressive plan to improve the various operating performance at all of its facilities. While improvements are being made, further work remains to bring all plants to a profitable level on a continuing basis. In addition, the Company recently confirmed its strategy for new business, which involves pursuing sales growth based on criteria intended to more effectively allocate the Company’s resources to the most promising new business opportunities. As part of this strategy, the Company reviewed its parts profitability for each plant and program worldwide.

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

	Payment due by Period

		Less than			After 5
	Total	1 Year	1-3 Years	4-5 Years	Years

	(In millions)
Short-term borrowings	$25.3	$25.3	$—	$—	$—
Long-term debt and capital lease obligations	1,369.7	8.5	13.5	67.4	1,280.3
Preferred stock(a)	193.3	—	—	—	193.3
Operating leases(b)	371.2	27.0	86.1	76.0	182.1
Environmental reserves	45.7	2.0	20.4	9.3	14.0
Capital expenditure commitments	69.0	69.0	—	—	—

Total obligations	$2,074.2	$131.8	$120.0	$152.7	$1,669.7

(a)	Mandatorily Redeemable Preferred Stock of Subsidiary

(b)	Includes operating leases related to restructuring charges. See Note 11, “Restructuring and Impairment.” In addition to the operating lease obligations, at the end of the Textron Leasing Transaction for certain equipment leases (including the expiration of all renewal options), the Company is required to guarantee a minimum value of the equipment to the lessor of up to approximately $21 million.

      Capital Expenditures: The Company incurs capital expenditures on a recurring basis for replacements and improvements. During the nine months ended September 30, 2004, the Company had approximately $151.3 million in capital expenditures for continuing operations. Capital expenditures in future years will depend upon demand for the Company’s products and changes in technology.

Estimates for capital expenditures in 2004 range from approximately $175 to $185 million. A portion of capital expenditures are expected to be financed through leasing arrangements.

     Other Commitments

      As of September 30, 2004, the Company’s continuing operations had approximately $69.0 million in outstanding capital expenditure commitments. The majority of the leased properties of the Company’s previously divested businesses have been assigned to third parties. Although releases have been obtained from the lessors of certain properties, Products remains contingently liable under most of the leases. Products’ future liability for these leases, in management’s opinion, based on the facts presently known to it, will not have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

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

      This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results and events may differ materially from those that are anticipated because of certain risks and uncertainties, including, but not limited to, general economic conditions in the markets in which the Company operates and industry based factors such as:

•	declines in the North American, South American and European automobile and light truck builds,

•	labor costs and strikes at the Company’s major customers and at the Company’s facilities,

•	fluctuations in the production of vehicles for which we are a supplier,

•	changes in the popularity of particular car models, particular interior trim packages or the loss of programs on particular vehicle models,

•	dependence on significant automotive customers,

•	the level of competition in the automotive supply industry and pricing pressure from automotive customers,

•	risks associated with conducting business in foreign countries and

•	fluctuation in the price of certain raw materials, including resins and other petroleum-based products, and steel.

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

      To manage its risks, the Company primarily utilizes forward exchange contracts and purchased options with durations of generally less than 12 months. The Company has in place forward exchange contracts and purchased options with third parties, denominated in multiple currencies, which will mature during fiscal 2004. The details are as follows (amounts in millions, except average contract rate):

				Weighted Average
	Currency	Currency	USD Equivalent of	Contract Rate	Unrealized
Derivative Type	Sold	Purchased	Notional Amount	(per Convention)	Gain/(Loss)

Options	CAD	USD	$50.0	1.50 CAD per USD	$0.1

      In order to manage the interest rate risk associated with our debt portfolio, the Company may enter into derivative transactions to manage its exposures to changes in global interest rates, although the Company did not have in place any interest rate derivatives at September 30, 2004.

      Gains and losses on derivatives qualifying as hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” are recorded on the balance sheet as a component of “Accumulated other comprehensive loss” to the extent that the hedges are effective until the underlying transactions are recognized in earnings. As of September 30, 2004, the Company had no derivatives designated as hedges under SFAS No. 133. Gains and losses from all derivatives that do not qualify as hedges under SFAS No. 133 are recorded in the income statement as required by SFAS No. 133, and the fair value is recorded in the balance sheet.

Concentration of Credit Risk

      In the normal course of business, the Company provides credit to its customers who are concentrated in the automotive industry, performs credit evaluations of these customers and maintains reserves for potential credit losses. When realized, the losses have been within the range of management’s allowance for doubtful accounts.

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

a. Evaluation of disclosure controls and procedures:

      We maintain disclosure controls and procedures designed to ensure that both non-financial and financial information required to be disclosed in our periodic reports is recorded, processed, summarized and reported as and when required. Based on our third quarter evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

b. Changes and modifications in internal controls:

      We are currently undertaking a comprehensive assessment of our internal controls for financial reporting in connection with Section 404 of the Sarbanes-Oxley Act of 2002. This assessment consists of evaluating and testing applicable controls, and, as control deficiencies are identified, remediating the deficiency and then verifying the new or modified control. The scope of our assessment includes our plant and corporate operations worldwide and covers, among other things, assessments of inventory, revenue, purchasing, payroll, fixed assets, accounting and reporting cycles, information technologies general controls and business process application controls.

      During the course of our evaluation, we have identified certain control deficiencies, including reviews of non-routine journal entries, account reconciliations and supporting documentation, reviews of financial data sourced from manual spreadsheets, segregation of duties, system access and user authorization, and business process application controls. Our independent auditors, KPMG LLP, previously identified certain of these items as reportable conditions in connection with the completion of their audit of our 2003 financial information. We believe that these deficiencies are primarily attributable to reduction-in-force cost reduction initiatives and residual process harmonization and personnel integration issues from prior acquisitions.

      We do not believe that any of the deficiencies identified to date constitute material weaknesses in our internal controls over financial reporting. Further, while we have identified various compensating controls that mitigate the risks associated with these deficiencies, we are nevertheless implementing rigorous remediation plans to improve each of these deficiencies through new or modified controls, and we have supplemented our internal project team with the services of several outside specialists for this task.

      Some of the required remediation efforts have been completed. For example, we have adopted new control procedures to catalog manual spreadsheets used as sources for financial reporting and to centralize lease contracts with related lease data to facilitate periodic reconciliations at the corporate and plant levels. We have also initiated modifications of certain existing internal controls, such as new documentation requirements of relevant business process controls — to ensure information technology applications are processing data as intended — and information technologies general controls. System access and user authorization controls are also being enhanced.

      We have made our assessment of our internal controls for financial reporting a top priority and are committed to continuously refining and improving our internal control procedures. However, there can be no assurances that all control deficiencies identified and validated will be remediated before the end of our fiscal year or that the remaining unresolved control deficiencies, or control deficiencies that we may subsequently identify, will not rise to the level of material weaknesses.

c. Changes in Audit Committee:

      Effective September 29, 2004, Anthony Hardwick and Richard C. Jelinek were appointed to the Board of Directors of the Company. Mr. Hardwick was also appointed to the Audit Committee of the Board of Directors, and Mr. Jelinek was also appointed to the Compensation Committee (as Chairman) and Nominating and Governance Committee of the Board of Directors.

      Mr. Hardwick and Mr. Jelinek, both of whom the Board of Directors has determined are “independent”, are replacing Samuel Valenti III and Cynthia L. Hess, who resigned as directors of the Company to accommodate the restructuring of the Company’s board to meet the new independence requirements.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company and its subsidiaries have lawsuits and claims pending against them and have certain guarantees outstanding, which were made in the ordinary course of business.

      As of September 30, 2004, the Company was a party to approximately 1,102 pending cases alleging personal injury from exposure to asbestos containing materials used in boilers manufactured before 1966 by former operations of the Company which were sold in 1966. Asbestos-containing refractory bricks lined the boilers and, in some instances, the Company’s former operations installed asbestos-containing insulation around the boilers. These pending cases do not include cases that have been dismissed or are subject to agreements to dismiss due to the inability of the plaintiffs to establish exposure to a relevant product and cases that have been settled or are subject to settlement agreements. Total settlement costs for these cases have been less than $1.3 million or an average of less than $6,250 per settled case. The defense and settlement costs have been substantially covered by the Company’s primary insurance carriers under a claims handling agreement that expires in August 2006. The Company has primary, excess and umbrella insurance coverage for various periods available for asbestos-related boiler and other claims. The Company’s primary carriers have agreed to cover approximately 80% of certain defense and settlement costs up to a limit of approximately $70.5 million for all claims made, subject to reservations of rights. The excess insurance coverage, which varies in availability from year to year, is approximately $615 million in aggregate for all claims made. The coverage may be impacted by matters described below. Based on the age of the boilers, the nature of the claims and settlements made to date and the insurance coverage, management does not believe that these cases will have a material impact on the Company’s financial condition, results of operations or cash flows. However, the Company cannot assure that it will not be subjected to significant additional claims in the future in respect of these or other matters for which the insurance could be utilized, that insurance will be available as expected, that the matters described below may not impact the Company’s coverage or that unanticipated damages or settlements in the future would not exceed insurance coverage.

      In 1988, the Company divested its retail lumber and building materials business to Wickes Lumber Co. (now Wickes Inc.), which filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in early 2004. As part of this divestiture, Wickes assumed responsibility for all liabilities associated with this business, including those associated with certain asbestos-related claims, and the Company agreed to give them access to its general liability insurance policies for such liabilities. These are, in several instances, the same policies referred to in the preceding paragraph. Wickes has been making claims against these policies for settlements of asbestos-related claims that it has characterized as insignificant as of late 2003 in its filings with the Securities and Exchange Commission. The Company has agreed to suspend making claims for other than defense costs to permit agreement upon a framework within the bankruptcy proceedings or otherwise for coordinating these claims as between the Company and Wickes. It is possible that resolution of these issues will await confirmation of a plan of reorganization for Wickes and that an equitable portion of the insurance will be made available for Wickes asbestos or other claimants, thereby reducing the coverage available to the Company for its own claims. Based upon the information available to the Company concerning Wickes’ claims history, management does not believe these matters will materially and adversely affect the Company.

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

      The Company is a defendant in a lawsuit involving a sales commission arrangement inherited from a predecessor company and its partial ownership of an extinguished joint venture. In September 2003, the Oakland County Circuit Court entered a judgment by default against the Company for $4.2 million based upon an inadvertent failure to produce a small number of documents that were to be produced with thousands of other documents that were delivered in the discovery process. The Company and its counsel believe that the default judgment was improperly entered and that damages were improperly assessed, and it has filed an appeal of the judgment with the Michigan Court of Appeals. The Company intends to vigorously pursue its appeal in this matter and has posted a letter of credit in the amount of the judgment as part of the normal appeal process. While management believes it has no liability to the plaintiff, the Company has established an appropriate reserve for this matter in an amount less than the amount of the current judgment.

      The ultimate outcome of the legal proceedings to which the Company is a party will not, in the opinion of the Company’s management, based on the facts presently known to it, have a material effect on the Company’s consolidated financial condition, future results of operations or cash flows.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

4.1	Indenture, dated as of August 26, 2004, among Collins & Aikman Products Co., as Issuer, the Guarantors parties thereto and BNY Midwest Trust Company, as Trustee, which is incorporated herein by reference to Exhibit 99.1 of Collins & Aikman Corporation’s current report on Form 8-K dated August 26, 2004 and filed on August 31, 2004.
4.2	Credit Agreement dated as of December 20, 2001, as amended and restated as of September 1, 2004, among Collins & Aikman Products Co., as Borrower, Collins & Aikman Corporation, the lenders named therein, JPMorgan Securities Inc. and Credit Suisse First Boston, as Joint Lead Arrangers, JPMorgan Securities Inc. and Deutsche Bank Securities Inc., as Joint Bookrunners for the supplemental revolving credit facility, Deutsche Bank Securities Inc., as Documentation Agent, Credit Suisse First Boston as Syndication Agent and JPMorgan Chase Bank as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 of Collins & Aikman Corporation’s current report on Form 8-K dated September 1, 2004 and filed on September 7, 2004.
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).

      (b) Reports on Form 8-K

      The Company filed or furnished the following Reports on Form 8-K covering the following items:

July 8, 2004	Item 12 Results of Operations and Financial Condition.
August 2, 2004	Item 12 Results of Operations and Financial Condition.
August 31, 2004	Item 2.03 Creation of a Direct Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
September 7, 2004	Item 2.03 Creation of a Direct Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.
September 30, 2004	Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

COLLINS & AIKMAN CORPORATION AND SUBSIDIARIES

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS & AIKMAN CORPORATION

By:	/s/ BRYCE KOTH

Bryce Koth
Chief Financial Officer
(Principal Financial Officer)

Dated: November 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

4.1	Indenture, dated as of August 26, 2004, among Collins & Aikman Products Co., as Issuer, the Guarantors party thereto and BNY Midwest Trust Company, as Trustee, which is incorporated herein by reference to Exhibit 99.1 of Collins & Aikman Corporation’s current report on Form 8-K dated August 26, 2004 and filed on August 31, 2004.
4.2	Credit Agreement dated as of December 20, 2001, as amended and restated as of September 1, 2004, among Collins & Aikman Products Co., as Borrower, Collins & Aikman Corporation, the lenders named therein, JPMorgan Securities Inc. and Credit Suisse First Boston, as Joint Lead Arrangers, JPMorgan Securities Inc. and Deutsche Bank Securities Inc., as Joint Bookrunners for the supplemental revolving credit facility, Deutsche Bank Securities Inc., as Documentation Agent, Credit Suisse First Boston as Syndication Agent and JPMorgan Chase Bank as Administrative Agent, which is incorporated herein by reference to Exhibit 99.1 of Collins & Aikman Corporation’s current report on Form 8-K dated September 1, 2004 and filed on September 7, 2004..
11	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chapter 63, Title 18 U.S.C. 1350(a) and (b)).