Form 10-Q/A
period 2004-09-30
COLLINS & AIKMAN CORP
filed 2004-11-17
CIK 846815

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

      This amendment on Form 10-Q/A amends and restates the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, as initially filed with the Securities and Exchange Commission on November 9, 2004.

      This amendment on Form 10-Q/A amends Item 2 of the original Form 10-Q to correct a typographical error regarding significant amortization requirements in the discussion of the Company’s liquidity and capital resources in Item 2 of such Form 10-Q. The following is the corrected version of the sentence in Item 2: “As a result, the Company has greatly improved its financial flexibility and liquidity and has no significant amortization requirements until June 2010.”

      No other information in the original Form 10-Q is hereby amended.

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

•	Our ability to secure profitable new business. The Company actively pursues new business opportunities with its traditional customer base as well as with potential new customers. The Company seeks to distinguish itself on a variety of factors, including its global footprint, its capacity to supply a full range of interior products and its full-service capabilities (such as design, engineering, manufacturing and quality services). There is intense competition and pricing pressure on all of these opportunities. Price is typically achieved through direct negotiations with the customer, but in certain instances customers have utilized auctions or relied on benchmarking data that have included reputed world class suppliers in emerging markets. At the same time, the Company seeks to manage its cost structure through a variety of strategies, such as vertical integration initiatives that provide greater cost control opportunities. For example, since the Company is a major purchaser of raw materials like resins, it can arrange favorable supply contracts and benefit broadly from material science developments and product simplification. Additionally, the Company believes that it has the world’s largest fleet of injection molding equipment for automotive products, which provides a unique ability to benefit from process improvements and best practices with respect to its plastics products on a global basis.

•	Our ability to successfully realize the benefits of our restructuring and integration initiatives. The Company has undertaken a series of restructuring and integration initiatives to rationalize first its global manufacturing footprint and more recently its salaried workforce, including home office headcount. These activities are expected to have the following primary benefits: First, the Company has closed about 20 subscale plants and other facilities such as warehouses and consolidated activity into 80 world-class operations, which will result in a significant densification of production and resulting gains in fixed cost absorption and operating efficiencies. Second, the Company is beginning to win more “bundled” awards — with a full range of slush molded, injection molded and carpet, acoustics and fabric components on new vehicle programs. And third, the Company’s salaried workforce will shrink by more than 20% from the legacy levels, while effectiveness and customer service levels will improve due to consolidation, standardization and level-loading of support infrastructure.

•	The impact of raw materials and energy costs. The Company is a significant consumer of plastic resins and polyester and nylon fibers, which presents both a challenge and an opportunity for the Company. The challenge results from the Company’s sensitivity to price movements in these raw materials (such as those related to recent short run spikes in the oil market), while the opportunity arises from the Company’s ability to leverage its buying power as, in management’s opinion, the largest single automotive grade resin buyer in the world. The Company has largely been able to avoid these pricing pressures due to its ability to negotiate with a variety of global suppliers and to shift volume from one supplier to another. However, it is possible that the Company may begin to see increased cost pressure if the spikes in the oil market continue. The Company’s customers have historically been reluctant to provide pricing relief based on this type of raw material cost increases, as recently demonstrated in the handling of the recent near tripling of global steel prices.

•	Our liquidity and capital resources. The Company is highly leveraged, due primarily to financing associated with recent acquisitions. Another contributing factor has been that most new business awards in the automotive industry require that suppliers advance certain costs relating to tooling and engineering and design services, which in some cases are incurred years before vehicle launch and are reimbursed over many years following vehicle launch as part of the piece price. In February 2004, the Company obtained amendments to its credit facilities that significantly loosened the principal financial covenants. The Company also obtained an additional revolving credit facility of $100 million and a new term loan in the amount of $185 million, the proceeds of which were used to pre-fund debt amortization requirements. As a result, the Company has greatly improved its financial flexibility and liquidity and has no significant amortization requirements until June 2010.

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

Bryce Koth
Chief Financial Officer
(Principal Financial Officer)

Dated: November 17, 2004

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